Form 10-Q
period 2003-03-31
PIONEER FINANCIAL SERVICES INC
filed 2003-06-23
CIK 1216752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                           For the period ended:   March 31, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        For the transition period from         to

                       Commission file number: 333-103293

                        Pioneer Financial Services, Inc.
             (Exact name of Registrant as specified in its charter)

                Missouri                                     44-0607504
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)

4700 Belleview Avenue, Suite 300, Kansas City, Missouri          64112
 (Address of principal executive office)                       (Zip Code)

         Registrant's telephone number, including area code: (816) 756-2020

--------------------------------------------------------------------------------

             (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [ ] No
[X]

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of March 31, 2003
         -----                              --------------------------------
   Common Stock, $100 par value                      17,136 shares

PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10Q
                                 March 31, 2003

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION
Item No.                                                                Page

1.   CONSOLIDATED FINANCIAL STATEMENTS........................................................................3
     ---------------------------------
     CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2003 AND SEPTEMBER 30, 2002.....................................3
     --------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS ENDED AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002....4
     -----------------------------------------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED
     ----------------------------------------------------------------------------------------------------
     SEPTEMBER 30, 2002.......................................................................................5
     ------------------
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002...................6
     --------------------------------------------------------------------------------------
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................................................7
     ------------------------------------------
2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................8
     -------------------------------------------------------------------------------------
3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................15
     ----------------------------------------------------------

                                 PART II
                            OTHER INFORMATION

1    LEGAL PROCEEDINGS.......................................................................................15
     -----------------
2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................................15
     -----------------------------------------
3.   DEFAULTS UPON SENIOR SECURITIES.........................................................................15
     -------------------------------
4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................15
     ---------------------------------------------------
5.   OTHER INFORMATION.......................................................................................15
     -----------------
6.   EXHIBITS AND REPORTS ON FORM 8-K........................................................................15
     --------------------------------

                                     PART I

ITEM 1:  Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               March 31,              September 30,
                                                                  2003                    2002
                                                          ---------------------    --------------------
                                                              (unaudited)
Cash                                                              $  1,567,246             $ 1,150,863
Other investments                                                    1,968,689               1,868,509

Finance receivables:
     Direct receivables                                            144,684,316             139,663,612
     Retail installment contracts                                   19,191,046              19,347,567
                                                          ---------------------    -------------------
Finance receivables before allowance
       for credit losses                                           163,875,362             159,011,179
     Allowance for credit losses                                   (8,220,868)             (6,220,869)
                                                          ---------------------    --------------------
Net finance receivables                                            155,654,494             152,790,310

Furniture and equipment, net                                         1,328,531               1,577,950
Deferred income taxes                                                3,130,422               2,331,000
Prepaid and other assets                                               323,797                 278,154
                                                          ---------------------    --------------------
Total assets                                                     $ 163,973,179            $159,996,786
                                                          =====================    ====================

                                 LIABILITIES AND STOCKHOLDER'S EQUITY

                                                               March 31,              September 30,
                                                                  2003                    2002
                                                          ---------------------    --------------------
                                                              (unaudited)

Revolving credit line - banks                                     $ 10,616,000            $ 10,776,000
Revolving credit line - affiliate                                    1,972,026               1,941,831
Accounts payable                                                     1,173,588               1,240,629
Accrued expenses and other liabilities                              10,856,009               9,396,204
Amortizing and single pay term notes                                99,535,915              97,925,405
Junior subordinated notes                                           20,952,995              21,396,438
                                                          ---------------------    --------------------
Total liabilities                                                  145,106,533             142,676,507
                                                          ---------------------    --------------------

Stockholder's equity
   Common stock, $100 par value; authorized
      20,000 shares; issued and outstanding
      17,136 shares                                                  1,713,600               1,713,600
   Retained earnings                                                17,153,046              15,606,679
                                                          ---------------------    --------------------
Total stockholder's equity                                          18,866,646              17,320,279
                                                          ---------------------    --------------------

Total liabilities and stockholder's equity                       $ 163,973,179           $ 159,996,786
                                                          =====================    ====================

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                  Three Months Ended                               Six Months Ended
                                                       March 31,                                       March 31,
                                      --------------------------------------------     ------------------------------------------
                                            2003                     2002                    2003                    2002
                                      ------------------      --------------------     ------------------     -------------------
Revenue
Finance income                              $12,247,687               $10,892,354            $25,183,434             $22,249,381
     Insurance premiums
       and commissions                        1,360,896                 1,115,133              2,695,656               2,276,465
     Other income, fees
       and commissions                          333,463                   356,164                934,567                 803,586
                                      ------------------      --------------------     ------------------     -------------------
Total revenue                                13,942,046                12,363,651             28,813,657              25,329,432

Provision for credit losses                   3,010,016                 2,215,405              6,422,910               4,724,873
Interest expense                              2,405,378                 2,414,289              4,832,922               4,818,746
                                      ------------------      --------------------     ------------------     -------------------

Net revenue                                   8,526,652                 7,733,957             17,557,825              15,785,813

Operating Expenses
     Employment costs                         4,825,395                 4,205,099              9,413,931               8,364,844
     Facilities                               1,295,535                 1,468,153              2,527,029               2,942,799
     Marketing                                  279,843                   304,927                821,535                 808,285
     Professional fees                          683,625                   506,994              1,231,572                 857,349
     Other                                      296,281                   253,590                665,343                 605,195
                                      ------------------      --------------------     ------------------     -------------------

Total operating expenses                      7,380,679                 6,738,763             14,659,410              13,578,472
                                      ------------------      --------------------     ------------------     -------------------

Income before income taxes                    1,145,973                   995,194              2,898,415               2,207,341
Provision for income taxes                      440,647                   358,438              1,083,013                 801,175
                                      ------------------      --------------------     ------------------     -------------------

Net income                                   $  705,326                $  636,756            $ 1,815,402             $ 1,406,166
                                      ==================      ====================     ==================     ===================

Net income per share, basic and
diluted                                       $   41.16                 $   37.16              $  105.94               $   82.06
                                      ==================      ====================     ==================     ===================

                        PIONEER FINANCIAL SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                        Six Months Ended March              Year Ended
                                                                 31,                      September 30,
                                                                 2003                          2002
                                                       -------------------------     -------------------------
                                                             (unaudited)

Retained earnings, beginning of period                              $15,606,679                   $13,147,497

Net income                                                            1,815,402                     2,864,104

Dividends paid ($15.70 and $23.63 per share)                          (269,035)                     (404,922)
                                                       -------------------------     -------------------------

Retained earnings, end of period                                    $17,153,046                   $15,606,679
                                                       =========================     =========================

                        PIONEER FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                  Six Months Ended March 31,
                                                                              2003                         2002
                                                                     ------------------------     ------------------------

Cash flows from Operating Activities:
     Net income                                                                  $ 1,815,402                   $1,406,166
     Items not requiring (providing) cash:
          Provision for credit losses on
               finance receivables                                                 6,422,910                    4,724,873
          Depreciation                                                               402,476                      464,194
          Compounded interest added to
               junior subordinated debt                                              580,308                      511,919
          Deferred income taxes                                                    (799,422)                    (343,732)
          Loss on disposal/donation of
               equipment                                                              23,701                        6,301
     Changes in:
          Accounts payable and accrued
               expenses                                                            1,870,597                    (294,115)
          Other                                                                     (45,643)                       90,051
                                                                     ------------------------     ------------------------
               Net cash provided by operating
                 activities                                                       10,270,329                    6,565,657
                                                                     ------------------------     ------------------------
Cash Flows From Investing Activities:
     Loans originated                                                           (60,876,484)                 (59,007,081)
     Loans purchased                                                             (7,978,352)                  (7,683,748)
     Loans repaid                                                                 59,567,742                   53,369,035
     Capital expenditures                                                          (176,758)                    (200,839)

     Securities purchased                                                          (313,066)                    (217,605)
     Securities matured                                                              212,886                      100,000
                                                                     ------------------------     ------------------------
               Net cash used in investing activities                             (9,564,032)                 (13,640,238)
                                                                     ------------------------     ------------------------

Cash Flows from Financing Activities:

     Net borrowing under lines of credit                                           (607,638)                     (405,512)
     Proceeds from issuance of
         long-term debt                                                           23,133,710                    26,840,444
     Repayment of long-term debt                                                (22,546,951)                  (19,330,494)
     Dividends paid                                                                (269,035)                     (199,977)
                                                                     ------------------------     ------------------------
               Net cash used in financing
                  activities                                                       (289,914)                    6,904,461

               Activities
                                                                     ------------------------     ------------------------
Net Increase (Decrease) in Cash                                                      416,383                    (170,120)

Cash, Beginning of period                                                          1,150,863                    2,428,899
                                                                     ------------------------     ------------------------

Cash, End of period                                                             $ 1,567,246                   $ 2,258,779
                                                                     ========================     ========================

Additional Cash Flow Information:
     Interest paid                                                              $ 4,850,114                   $ 4,801,468
     Income taxes paid                                                           $  703,387                   $ 1,811,721

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2003 and September 30, 2002
                                   (Unaudited)
   NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pioneer Financial Services, Inc., a Missouri corporation (the "Company"), is a specialized financial services company which originates and services consumer loans and provides other products and financial services exclusively to active duty or retired career military personnel or Department of Defense employees.
The Company's revenues are primarily earned from the making of direct loans and the purchase of retail installment contracts. The Company also earns revenues from commissions from the sale of credit-related insurance placed with non-related insurance companies and from reinsurance premiums on credit accident and health insurance. Additionally, the Company sells non-loan related products and services, including roadside assistance programs and discount healthcare cards.

The accompanying consolidated financial statements include the accounts of
Pioneer Financial Services, Inc. (a wholly-owned subsidiary of Pioneer Financial
Industries, Inc.) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Information with respect to March 31, 2003 and 2002, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations of the Company. The results of operations for the three months and six months ended March 31, 2003 and 2002 are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of 17,136 during each period. There are no potentially dilutive securities issued and outstanding.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations

The discussion set forth below, as well as other portions of this Quarterly
Report, contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe,"
"estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management's intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our registration statement on Form S-1, as amended (No. 333-103293). If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements keep these risk factors in mind. These forward-looking statements are made as of the date of this filing. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not

update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Overview

         We originate and service consumer loans and provide other financial products and services on a worldwide basis, exclusively to active duty or retired career military personnel or Department of Defense employees. We make direct loans to our customers through our network of retail sales offices and over the Internet. We also purchase retail installment sales contracts from retail merchants who sell consumer goods to active duty or retired career military personnel or Department of Defense employees. We refer to these consumer loans and retail installment contracts as finance receivables.

         Our finance receivables are generally unsecured with fixed interest rates and typically have a maturity of less than 48 months. During the first six months of fiscal 2003, the size of our average finance receivable at origination was approximately $3,043. A large portion of our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

         Further improvement of our profitability is dependent in large part upon the growth in our outstanding finance receivables, the maintenance of loan quality, acceptable levels of borrowing costs and operating expenses and the ongoing introduction of innovative new products and services to our customer base. Since September 30, 1998, finance receivables have increased at a 15.2%
annual compounded rate from $90.3 million to $159.0 million at September 30,
2002. The increase reflects the higher volume of loans generated through our existing retail offices and through the Internet and the addition of new retail offices to our network. To support our growth, we continuously seek to introduce new products and services to our customer base. In addition to new insurance and savings products we introduced to selected markets in the third and fourth quarters of fiscal 2002, we sell discount health care cards, roadside assistance program and offer an array of free services to our customers.

Finance Receivables

Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the ends of the periods presented:

                                               As of, and For the Six        As of, and For the Years
                                                    Months Ended,                   Ended
                                                       March 31,                 September 30,
                                          -------------------------------------------------------------------
                                                2003              2002            2002             2001
                                          -------------------------------------------------------------------
                                                                (dollars in thousands)

Total Finance Receivables:
     Finance receivables balance                   $163,875        $146,512         $159,011        $137,314
     Average note balance                             2,018           1,839            1,946           1,753
     Total finance income                            25,183          22,249           45,884          38,965
     Total number of notes                           81,194          79,673           81,726          78,316

Direct Loans:
     Notes receivable balance                      $144,684        $126,999         $139,664        $117,098
     Percent of finance receivables                  88.29%          86.68%           87.83%          85.28%
     Average note balance                             2,023           1,854            1,959           1,767
     Number of notes                                 71,519          68,489           71,302          66,264

Retail Installment Contracts:
     Notes receivable balance                       $19,191         $19,513          $19,348         $20,216
     Percent of finance receivables                  11.71%          13.32%           12.17%          14.72%
     Average note balance                             1,984           1,745            1,856           1,677
     Number of notes                                  9,675          11,184           10,424          12,052

Net Interest Margin

         The principal component of our profitability is our net interest margin, which is the difference between the interest we earn on finance receivables and the interest we pay on borrowed funds. In some states, statutes regulate the interest rates that we may charge our customers while in other states competitive market conditions establish the interest rates we may charge.
Differences also exist in the interest rates we earn on the various components of our finance receivable portfolio.

         Unlike our interest income, our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our interest expense. Our general inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in our. interest expense Accordingly, increases in market interest rates generally will narrow our interest rate spread and lower our profitability, while decreases in market interest rates generally will widen our interest rate spread and increase our profitability.

         The following table presents important data relating to our net interest margin as of, and for the three months ended, March 31, 2002 and 2001 and as of, and for six months ended, March 31, 2002 and 2001.

                                           As of, and For the Three Months    As of, and For the Six Months
                                                       Ended,                            Ended,
                                                     March 31,                         March 31,
                                          ------------------------------------------------------------------
                                                2003              2002            2003             2002
                                          ------------------------------------------------------------------
                                                                (dollars in thousands)

Finance receivables balance                        $163,875        $146,512         $163,875        $146,511

Average finance receivables                        $165,634        $147,484         $165,665        $145,810

Average interest bearing
   liabilities (1)                                 $131,613        $123,174         $131,496        $123,757

Total finance income                                $12,248         $10,892          $25,183         $22,249

Total interest expense                              $ 2,405         $ 2,414          $ 4,833         $ 4,819

---------------------
(1) Averages are computed using month-end balances during the years presented.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         Our aggregate finance receivables decreased 3.6% during second quarter fiscal 2003 to $163.9 million on March 31, 2003 from $170.1 million on December
31, 2002. The second quarter is typically the lowest period for loan origination and generally results in a decline in our finance receivables attributable in part to the cyclical drop in demand for new loans and a higher number of payoffs due to customers who use tax refunds to pay off our loans.

         Total revenues during the second quarter of fiscal 2003 increased to
$13.9 million from $12.4 million in the second quarter of fiscal 2002, an increase of $1.5 million or 12.8%.

         Finance income during the second quarter of fiscal 2003 increased to
$12.2 million from $10.9 million in the second quarter of fiscal 2002, an increase of $1.3 million or 12.4%. This increase is attributable to the 12.3%
increase in our average finance receivable portfolio.

         Insurance premium and commission revenues in the second quarter of fiscal 2003 increased to $1.4 million from $1.1 million in the second quarter of fiscal 2002, an increase of $.3 million or 22.0%. This increase results primarily from increased sales of credit insurance products.

         The provision for credit losses in the second quarter of fiscal 2003 increased to $3.0 million from $2.2 million in the second quarter of fiscal
2002, an increase of $.8 million or 35.9%. Net charge-offs of finance receivables in the second quarter of fiscal 2003 decreased to $1.9 million from
$2.0 million in the second quarter of fiscal 2002, a decrease of $.1 million or
2.8%. Net charge-offs as a percentage of average finance receivable balance in the second quarter of fiscal 2003 was 4.6% compared to 5.3% in the second quarter of fiscal 2002. Our allowance for credit losses at March 31, 2003 increased to $8.2 million from $6.2 million at September 30, 2002, an increase of $2.0 million, or 32.1%. The increase in the provision and allowance for credit losses reflects, among other things, the 12.3% increase in average finance receivables over the last year, and our concern regarding uncertainty surrounding possible Middle-East hostilities.

         Interest expense in the second quarter of fiscal 2003 remained constant at $2.4 million. While our average interest bearing liabilities for the three months ended March 31, 2003 increased by $8.4 million or 5.7% compared to the three months ended March 31, 2002, this increase was offset by decreased interest rates. The weighted average interest rate declined to 6.9% in the second quarter of fiscal 2003 from 7.8% in the second quarter of fiscal 2002.

         Operating expense in the second quarter of fiscal 2003 increased to
$7.4 million from $6.8 million in the second quarter of fiscal 2002, an increase of $.6 million or 9.5%. This increase was due, in part, to a $.6 million increase in employment costs incurred in connection with our software development team which is developing a comprehensive enterprise-wide software application and continued infrastructure improvements in our Internet distribution facility.

         We generated income before income taxes of $1.1 million and net income of $.7 million during the second quarter of fiscal 2003 compared to income before income taxes of $1.0 million and net income of $.6 million during the second quarter of fiscal 2002.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

         Our aggregate finance receivables grew 3.0% during the first six months of fiscal 2003 to $163.9 million on March 31, 2003 from $159.0 on September 30,
2002. This growth is due primarily to increases in finance receivables from the
Internet, which grew by more than $4.7 million or 10%. The Internet is a lower-cost method of loan origination and loan proceeds distribution, and we plan to increase this distribution channel in the future.

         Total revenues in the first six months of fiscal 2003 increased to
$28.8 million compared to $25.3 million in the first six months of fiscal 2002, an increase of $3.5 million or 13.8%.

         Finance income in the first six months of fiscal 2003 increased to
$25.2 million from $22.2 million in first six months of fiscal 2002 an increase of $3.0 million or 13.2%. This increase is attributable to the 13.6% increase in our average finance receivable portfolio.

         Insurance premium and commission revenues in the first six months of fiscal 2003 increased to $2.7 million from $2.3 million in the first six months of fiscal 2002, an increase of $.4 million or 18.4%. This is due to the growth in our finance receivables as well as the introduction of enhanced theft coverage for a credit insurance product in June 2002.

         Other income, fees and commission revenues in the first six months of fiscal 2003 increased to $.9 million from $.8 million in the first six months of fiscal 2002, an increase of $.1 million or 16.3%. This revenue is comprised primarily of commissions from sales of roadside assistance policies and health discount cards. The increase is attributable to commissions from sales of discount healthcare cards, which began in January of 2002.

         The provision for credit losses in the first six months of fiscal 2003 increased to $6.4 million from $4.7 million in the first six months of fiscal
2002, an increase of $1.7 million or 35.9%. Net charge-offs of finance receivables in the first six months of fiscal 2003 increased to $4.4 million from $4.1 million in the first six months of fiscal 2002, an increase of $.3 million or 7.2%. Net charge-offs were 5.3% of the average finance receivable balance for the six months ended March 31, 2003 compared to 5.7% for the six months ended March 31, 2002. Our allowance for credit losses at March 31, 2003 increased to $8.2 million from $6.2 million at September 30, 2002, an increase of $2.0 million or 32%. These increases are attributable, in part, to a
13.6% growth in our average finance receivable portfolio and uncertainty regarding the Middle-East hostilities.

         Interest expense for the first six months of fiscal 2003 remained consistent with last year at $4.8 million. Our average interest bearing liabilities for the six months ended March 31, 2003 increased by $7.7 million or
6.3% compared to the six months ended March 31, 2002. However, this increase was offset by decreased interest rates. The weighted average interest rate on our debt declined to 6.9% on March 31, 2003 from 7.8% on March 31, 2002.

         Operating expenses for the first six months of fiscal 2003 increased to
$14.7 million from $13.6 million for the first six months of fiscal 2002, an increase of $1.1 million or 8.0%. This increase is due primarily to increases in employment costs and facilities costs. Employment costs increased by $1.0 million as we expanded the software development team that is developing a comprehensive enterprise-wide software application and continued efforts to build infrastructure, primarily in our Internet distribution facility, audit and compliance, collections and product development teams.

         We generated income before income taxes of $2.9 million and net income of $1.8 million for the first six months of fiscal 2003 compared to income before income taxes of $2.2 million and net income of $1.4 million for the first six month of fiscal 2002.

Delinquency Experience

         Our customers are required to make monthly payments of interest and principal. We analyze our delinquencies on a recency delinquency basis. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 60 days after the last full payment. We rarely grant extensions or deferments, or allow account revision, rewriting, renewal or rescheduling in order to bring otherwise delinquent accounts current.

         The following sets forth our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables:

                                                                   As of                        As of
                                                                 March 31,         September 30,      September 30,
                                                                   2003                2002               2001
                                                              ------------------------------------------------------
                                                                             (dollars in thousands)
Finance receivables balances                                         $163,875          $159,011           $137,314
Finance receivables balances 60 days or more past due                 $ 5,266           $ 5,580            $ 6,369
Finance receivables balances 60 days or more past due
     as a percent of finance receivables                                3.21%             3.51%              4.64%

         In September of 2001, we experienced an increase in delinquencies due to the issues surrounding the September 11th tragedy. In an effort to be sensitive to the activities of the military, we limited collection efforts during the remainder of the month of September. As a result, we ended that year with a delinquency amount in excess of our historical rates.

Credit Loss Experience and Provision for Credit Losses

         Our provisions for credit losses are charged to income in amounts sufficient to maintain our allowance for credit losses at a level considered adequate to cover the probable losses inherent in our existing finance receivable portfolio. Historical credit loss experience, delinquency of finance receivables, the value of underlying collateral, current economic conditions, current military activities and management's judgment are factors used in assessing the overall adequacy of the allowance and corresponding provision for credit losses. Our allowance for credit losses is developed primarily for our direct finance receivable portfolio as our retail installment contracts are generally covered by dealer reserves.

         Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Finance receivables are charged-off when management deems them to be uncollectable through our normal collection procedures or they become 270 days past due. The 270-day limit is required by our senior lending agreement. Approximately one-third of our charge-offs occur before an account is 180 days delinquent. Our

primary source of charge-offs is when a customer leaves the military prior to repaying the finance receivable. We generally structure our loans so that the entire amount is repaid prior to a customer's estimated separation from the military, and the number of our customers who depart the military early has remained relatively constant over time. We, however, cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement any policy or procedure to ensure that we are repaid in full prior to our customer leaving the military. Our second greatest source of loss is when a customer declares bankruptcy.

         The following table(s) present information about our credit loss experience and allowance for credit losses.

                                                   As of, and For the Six          As of, and For the Years
                                                        Months Ended,                       Ended,
                                                         March 31,                       September 30,
                                              ------------------------------------------------------------------
                                                    2003              2002            2002            2001
                                              ------------------------------------------------------------------
                                                                    (dollars in thousands)
Direct loans:
     Loans charged-off                                 $ 4,991          $ 4,482         $ 9,555          $ 8,752
     Less recoveries                                       504              390             869            1,080
                                              ----------------- ---------------- --------------- ----------------
     Net charge-offs                                   $ 4,487          $ 4,092         $ 8,686          $ 7,672
                                              ================= ================ =============== ================

Average monthly balance of direct loans
   outstanding (1)                                    $146,520         $126,211        $130,223         $108,939
Percentage of net charge-offs to average
     monthly balance outstanding (2)                     6.12%            6.48%           6.67%            7.04%

-------------------
(1) Averages are computed using month-end balances.
(2) March 31, 2003 and 2002 are annualized for comparison purpose.

                                                   As of, and For the Six          As of, and For the Years
                                                        Months Ended,                        Ended,
                                                         March 31,                        September 30,
                                              ------------------------------------------------------------------
                                                    2003              2002            2002            2001
                                              ------------------------------------------------------------------
                                                                    (dollars in thousands)
Retail installment contracts:
     Loans charged-off                                    $ 58             $ 84           $ 190            $ 221
     Less recoveries                                       118               46              82              217
                                              ----------------- ---------------- --------------- ----------------
     Net charge-offs                                    $ (60)             $ 38           $ 108              $ 4
                                              ================= ================ =============== ================

Average monthly balance of retail
   contracts outstanding (1)                           $19,146          $19,598         $19,506          $22,802
Percentage of net charge-offs to average
     monthly balance outstanding (2)                   (0.63%)            0.39%           0.55%            0.02%

--------------------
(1) Averages are computed using month-end balances.
(2) March 31, 2003 and 2002 are annualized for comparison purpose.

                                                  As of, and For the Three           As of, and For the Six
                                                        Months Ended,                     Months Ended,
                                                         March 31,                         March 31,
                                              ------------------------------------------------------------------
                                                    2003              2002            2003            2002
                                              ------------------------------------------------------------------
                                                                    (dollars in thousands)
Average total finance receivables (1)                 $165,634         $147,484        $165,665         $145,810
Provision for credit losses                            $ 3,010          $ 2,215         $ 6,423          $ 4,725
Net charge-offs                                        $ 1,910          $ 1,965         $ 4,427          $ 4,130
Net charge-offs as a percentage of
     average finance receivables (2)                     4.61%            5.33%           5.34%            5.66%
Allowance for credit losses                            $ 8,221          $ 5,021         $ 8,221          $ 5,021
Allowance as a percentage of average
     finance receivables                                 4.96%            3.40%           5.57%            3.44%

---------------------------
(1)      Averages are computed using month-end balances.
(2)      March 31, 2003 and 2002 are annualized for comparison purpose.

         The following table sets forth changes in the components of our allowance for credit losses:

                                                  As of, and For the Three           As of, and For the Six
                                                        Months Ended,                        Months Ended,
                                                          March 31,                            March 31,
                                              -------------------------------------------------------------------
                                                    2003              2002            2003            2002
                                              -------------------------------------------------------------------
                                                                    (dollars in thousands)
Balance beginning of period                            $ 7,121          $ 4,771         $ 6,221          $ 4,421
Additions:
  Provision for credit losses                            3,010            2,215           6,423            4,725
  Recoveries                                               356              229             626              441
Deductions:
  Charge-offs                                          (2,266)          (2,194)         (5,049)          (4,566)
                                              ----------------- ---------------- --------------- ----------------
Balance end of period                                  $ 8,221          $ 5,021         $ 8,221          $ 5,021
                                              ================= ================ =============== ================

Loan Origination

         Our loan origination is the most important factor in determining our future revenues. Our loan origination for the first six months of fiscal 2003 increased to $96.0 million from $91.5 million for the first six months of fiscal
2002, an increase of $4.3 million or 4.6%. This increase was primarily the result of an increase in direct loans, which experienced a $4.0 million, or 4.7%
increase from the first six months of fiscal 2002, due in large part to increased Internet loan originations.

         Our loan origination for the three months ended March 31, 2003 decreased to $33.5 million from $34.2 million loan origination for the three months ended March 31, 2002, a decrease of $.7 million or 2.0%. This decrease was due primarily to the deployment of troops to the Middle East.

                                              As of, and For the Three           As of, and For the Six
                                                    Months Ended,                     Months Ended,
                                                     March 31,                         March 31,
                                          -------------------------------------------------------------------
                                                2003              2002            2003             2002
                                          -------------------------------------------------------------------
                                               (dollars in thousands, except for average note amounts)

Total Loan Origination:
Gross balance                                       $33,533         $34,200          $96,010         $91,752
Number of notes                                      10,746          12,030           31,553          32,855
Average note amount                                  $3,121          $2,843           $3,043          $2,793

Direct Loans:
Gross balance                                       $29,630         $30,136          $88,032         $84,068
Number of notes                                       9,592          10,789           29,165          30,476
Average note amount                                  $3,089          $2,793           $3,018          $2,759

Retail Installment Contracts:
Gross balance                                       $ 3,903         $ 4,064           $7,978          $7,684
Number of notes                                       1,154           1,241            2,388           2,382
Average note amount                                 $ 3,382         $ 3,275           $3,341          $3,226

Liquidity and Capital Resources

         A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Our principal use of cash is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments. This amount is generally our cash used in investing activities. Cash used in investing activities in the first six months of fiscal 2003 was approximately $9.6 million, compared to $13.6 million in the first six months of fiscal 2002.

         Investing activities in the first six months of fiscal 2003 were primarily funded by $10.3 million from operating activities. Financing activities consist of borrowings under our senior lending agreement, an unsecured revolving credit line from our parent, and junior subordinated debentures.

Senior Indebtedness

         Our senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of March 31, 2003, we could request up to $12.4 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. The
Company is in compliance with all loan covenants at March 31, 2003.

         As of March 31, 2003 and 2002 and September 30, 2002 and 2001, the
total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of:

                                       As of March 31,            As of September 30,
                                ------------------------------ --------------------------
                                     2003           2002          2002           2001
                                  ----------     ----------    ----------     ----------

Revolving Credit Line (1):
  Total facility                    $29,000        $23,000     $  27,000      $23,000
  Balance at end of period          $12,588        $11,949     $  12,718      $12,310
  Maximum available credit          $16,412        $11,051     $  14,282      $10,690
Term Notes (2):
  Total facility                   $133,448       $120,629     $ 125,470     $123,432
  Balance at end of period          $99,536        $91,857     $  97,925      $83,847
  Maximum available credit          $33,912        $28,772     $  27,545      $39,585
Total Revolving and Term
   Notes (1)(2):
  Total facility                   $162,448       $143,629     $152,470      $146,432
  Balance at end of period         $112,124       $103,806     $110,643      $ 96,157
  Maximum available credit(3)      $ 50,324       $ 39,823     $ 41,827      $ 50,275

Credit facility available (4)      $ 12,400        $ 9,386     $ 11,589      $ 10,157
Percent utilization of the
   total facility                    69.02%         72.27%       72.60%        65.70%

                                       14

----------------------
(1)      Includes revolving credit line from our parent.
(2)      Includes amortizing notes and single payment term notes.
(3)      Maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net
         Receivable Ratio of not more than 80%.
(4)      Credit facility available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Receivable Ratio of not
         more than 80%.

Recent Developments

         On May 13, 2003, the SEC declared effective the Company's registration statement registering up to $25,000,000 of the Company's junior subordinated debentures. The Company intends to sell these debentures in principal amounts ranging from $1,000 to $250,000 at rates set at the time the debenture is issued to residents of Missouri, Kansas and Illinois on a continuous basis until May
2005. The sale of these debentures will provide the Company with additional liquidity and capital resources. Issuing debentures increases the amount the
Company can borrow under its senior lending agreement. To finance the growth of its finance receivables portfolio, the Company intends to borrow additional funds under its senior lending agreement from time to time as it sells additional debentures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings.
Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on our borrowings. A substantial and sustained increase in market interest rates could adversely affect our growth and profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short term variable rate debt and medium and long term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk.

ITEM 4.  Controls and Procedures

             Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form
10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds

         On May 13, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-103293) effective.
Pursuant to this registration statement, and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our junior subordinated debentures, with a maximum aggregate offering price of
$25,000,000, on a continuous basis with an expected termination in May 2005. We commenced the offering of these junior subordinated debentures on May 20, 2003.
As of May 31, 2003 we had sold no debentures. We are currently offering the debentures through our officers and employees directly without an underwriter or agent. Since the registration statement was not declared effective until May 13,
2003, no net proceeds from the offering, and no expenses were incurred in connection with the issuance and distribution of the junior subordinated debentures during the fiscal period ending March 31, 2003.

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits

          4.1  Form of indenture, which is attached as Exhibit 4.1 to the
               Company's Registration Statement on Form S-1, as amended
               (Commission File No. 333-103293) is incorporated herein by reference as Exhibit 4.1

          4.2  Form of debenture, which is attached as Exhibit 4.2 to the
               Company's Registration Statement on Form S-1, as amended
               (Commission File No. 333-103293) is incorporated herein by reference as Exhibit 4.2.

(b)      Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Pioneer Financial Services, Inc.

June 18, 2003                        /s/ William D. Sullivan
---------------------------         --------------------------------------------
Date                                William D. Sullivan
                                    Chief Executive Officer
                                    (Principal Executive Officer)

June 18, 2003                        /s/ Randall J. Oplinger
---------------------------         --------------------------------------------
Date                                Randall J. Opliger
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                  CERTIFICATION

I, William D. Sullivan, certify that:

          1.   I have reviewed this quarterly report on Form 10-Q of Pioneer
               Financial Services, Inc.;

          2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not
               misleading with respect to the period covered by this quarterly report;

          3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and
               procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
               for the registrant and we have:

               a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                    including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
                    period in which this quarterly report is being prepared;

               b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                    Date"); and

               c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures
                    based on our evaluation as of the Evaluation Date;

     5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)   any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

     6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    June 18, 2003
                                           /s/ William D. Sullivan
                                           -------------------------------------
                                            William D. Sullivan
                                            Chief Executive Officer

                                  CERTIFICATION

I, Randall J. Opliger, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Pioneer
          Financial Services, Inc.;

     2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)   any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

     6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    June 18, 2003                      /s/ Randall J. Oplinger
                                            ------------------------------------
                                            Randall J. Oplinger
                                            Chief Financial Officer