Form 10-Q
period 2003-06-30
PIONEER FINANCIAL SERVICES INC
filed 2003-08-14
CIK 1216752

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                 For the period ended:   June 30, 2003

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

          Indicate  by check  mark  whether  the  Registrant  has (1)  filed all documents  and  reports  required  to be  filed  by  Section  13 or 15(d) of the
Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such shorter period that the  Registrant was required to file such reports),  and (2)
has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

          Indicate by check mark whether the Registrant is an accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          Indicate  the  number of shares  outstanding  of each of the  issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding as of June 30, 2003
           -----                             -------------------------------
 Common Stock, $100 par value                        17,136 shares

PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-Q
                                  June 30, 2003

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION
Item No.                                                                    Page

1.   CONSOLIDATED FINANCIAL STATEMENTS.........................................3
     ---------------------------------
     CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2003 AND SEPTEMBER 30, 2002......3
     --------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS ENDED AND SIX MONTHS
     ENDED MARCH 31, 2003 AND 2002.............................................4
     -----------------------------
     CONSOLIDATED STATEMENTS OF RETAINED EARNINGS FOR THE SIX MONTHS ENDED
     MARCH 31, 2003 AND YEAR ENDED SEPTEMBER 30, 2002..........................5
     ------------------------------------------------
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31,
     2003 AND 2002.............................................................6
     -------------
     CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................7
     ----------------------------------------------------
2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS.............................................................8
     -------------
3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............15
     ----------------------------------------------------------

                                     PART II
                                OTHER INFORMATION

1.    LEGAL PROCEEDINGS.......................................................15
      -----------------
2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...............................15
      -----------------------------------------
3.    DEFAULTS UPON SENIOR SECURITIES.........................................15
      -------------------------------
4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................15
      ---------------------------------------------------
5.    OTHER INFORMATION.......................................................15
      -----------------
6.    EXHIBITS AND REPORTS ON FORM 8-K........................................15
      --------------------------------

                                     PART I

ITEM 1:  Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                June 30,              September 30,
                                                                  2003                    2002
                                                          ---------------------    --------------------
                                                              (unaudited)
Cash                                                              $  1,727,389            $  1,150,863
Other investments                                                    1,965,456               1,868,509

Finance receivables:
     Direct receivables                                            143,536,831             139,663,612
     Retail installment contracts                                   18,967,068              19,347,567
                                                          ---------------------    -------------------
Finance receivables before allowance
       for credit losses                                           162,503,899             159,011,179
     Allowance for credit losses                                   (9,020,868)             (6,220,869)
                                                          ---------------------    --------------------
Net finance receivables                                            153,483,031             152,790,310

Furniture and equipment, net                                         1,276,335               1,577,950
Deferred income taxes                                                3,252,876               2,331,000
Prepaid and other assets                                               377,793                 278,154
                                                          ---------------------    --------------------
Total assets                                                      $162,082,880            $159,996,786
                                                          =====================    ====================

                                 LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                June 30,              September 30,
                                                                  2003                    2002
                                                          ---------------------    --------------------
                                                              (unaudited)

Revolving credit line - banks                                     $ 11,185,000            $ 10,776,000
Revolving credit line - affiliate                                    1,966,485               1,941,831
Accounts payable                                                     1,463,439               1,240,629
Accrued expenses and other liabilities                               9,781,770               9,396,204
Amortizing and single pay term notes                                97,041,410              97,925,405
Junior subordinated notes                                           20,824,175              21,396,438
                                                          ---------------------    --------------------
Total liabilities                                                  142,262,279             142,676,507
                                                          ---------------------    --------------------

Stockholder's equity:
   Common stock, $100 par value; authorized
      20,000 shares; issued and outstanding
      17,136 shares                                                  1,713,600               1,713,600
   Retained Earnings                                                18,107,001              15,606,679
                                                          ---------------------    --------------------
Total stockholder's equity                                          19,820,601              17,320,279
                                                          ---------------------    --------------------

Total liabilities and stockholder's equity                       $ 162,082,880           $ 159,996,786
                                                          =====================    ====================

See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                  Three Months Ended                               Nine Months Ended
                                                        June 30,                                        June 30,
                                      --------------------------------------------     ------------------------------------------
                                            2003                     2002                    2003                    2002
                                      ------------------      --------------------     ------------------     -------------------
Revenue
Finance income                              $12,194,349               $11,529,786            $37,377,783             $33,779,168
     Insurance premiums
       and commissions                        1,321,872                 1,169,406              4,017,528               3,445,872
     Other income, fees
       and commissions                          312,441                   523,656              1,247,008               1,327,243
                                      ------------------      --------------------     ------------------     -------------------
Total revenue                                13,828,662                13,222,848             42,642,319              38,552,283

Provision for credit losses                   3,007,663                 2,885,701              9,430,573               7,610,574
Interest expense                              2,296,585                 2,376,509              7,129,507               7,195,256
                                      ------------------      --------------------     ------------------     -------------------

Net Revenue                                   8,524,414                 7,960,638             26,082,239              23,746,453

Operating Expenses
     Employment costs                         4,577,550                 4,392,845             13,991,480              12,757,688
     Facilities                               1,173,569                 1,421,321              3,700,598               4,364,119
     Marketing                                  510,041                   343,255              1,331,576               1,151,540
     Professional fees                          343,571                   387,459              1,575,142               1,244,808
     Other                                      240,922                   216,973                906,266                 822,167
                                      ------------------      --------------------     ------------------     -------------------

Total operating expenses                      6,845,653                 6,761,853             21,505,062              20,340,322
                                      ------------------      --------------------     ------------------     -------------------

Income before income taxes                    1,678,761                 1,198,785              4,577,177               3,406,131
Provision for income taxes                      574,696                   431,563              1,657,708               1,232,738
                                      ------------------      --------------------     ------------------     -------------------

Net Income                                   $1,104,065                $  767,222            $ 2,919,469             $ 2,173,393
                                      ==================      ====================     ==================     ===================

Net income per share, basic and
diluted                                       $   64.43                 $   44.77              $  170.37               $  126.83
                                      ==================      ====================     ==================     ===================

See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                          Nine Months Ended                  Year Ended
                                                               June 30,                     September 30,
                                                                 2003                           2002
                                                       -------------------------     -------------------------
                                                              (unaudited)

Retained earnings, beginning of period                              $15,606,679                   $13,147,497

Net income                                                            2,919,469                     2,864,104

Dividends paid ($24.46 and $23.63 per share)                           (419,147)                     (404,922)
                                                       -------------------------     -------------------------

Retained earnings, end of period                                    $18,107,001                   $15,606,679
                                                       =========================     =========================

See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Nine Months Ended June 30,
                                                                              2003                         2002
                                                                     ------------------------     ------------------------

Cash Flows From Operating Activities:

     Net income                                                                 $  2,919,469                 $  2,093,184
     Items not requiring (providing) cash:
          Provision for credit losses on
               finance receivables                                                 9,430,573                    7,610,573
          Depreciation and amortization                                              555,449                      663,323
          Compounded interest added to
               junior subordinated debt                                              945,952                      896,477
          Deferred income taxes                                                     (921,876)                    (564,325)
          Loss on disposal/donation of
               equipment                                                              25,062                        9,690
     Changes in:
          Accounts payable and accrued
               expenses                                                             (147,413)                     931,660
          Other                                                                      (99,639)                     186,718
                                                                     ------------------------     ------------------------
               Net cash provided by operating
                 activities                                                       12,707,577                   11,827,300
                                                                     ------------------------     ------------------------

Cash Flows From Investing Activities:

     Loans originated                                                            (87,847,338)                 (91,140,670)
     Loans purchased                                                             (11,807,793)                 (11,720,226)
     Loans repaid                                                                 89,378,621                   81,181,196
     Capital expenditures                                                           (270,902)                    (332,406)
     Securities purchased                                                           (317,827)                    (427,612)
     Securities matured                                                              212,884                      289,123
                                                                     ------------------------     ------------------------
               Net cash used in investing activities                             (10,652,355)                 (22,150,595)
                                                                     ------------------------     ------------------------

Cash Flows From Financing Activities:

     Net borrowing under lines of credit                                             433,654                    1,078,346
     Proceeds from borrowings                                                     32,367,594                   40,015,868
     Repayment of borrowings                                                     (33,860,797)                 (29,883,840)
     Dividends paid                                                                 (419,147)                    (199,977)
                                                                     ------------------------     ------------------------
               Net cash (used in) or provided by
                  financing activities                                            (1,478,696)                  11,010,397
                                                                     ------------------------     ------------------------
Net Increase in Cash                                                                 576,526                      687,102

Cash, Beginning of period                                                          1,150,863                    2,428,899
                                                                     ------------------------     ------------------------

Cash, End of period                                                             $  1,727,389                 $  3,116,001
                                                                     ========================     ========================

Additional Cash Flow Information:
     Interest paid                                                              $  7,230,547                  $ 7,260,469
     Income taxes paid                                                          $  2,718,506                  $ 1,817,331

See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2003 and September 30, 2002
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

The accompanying consolidated financial statements include the accounts of
Pioneer Financial Services, Inc. (a wholly-owned subsidiary of Pioneer Financial
Industries, Inc.) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements filed with the Securities and Exchange Commission.

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

Information with respect to June 30, 2003 and 2002, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations of the Company. The results of operations for the three months and nine months ended June 30, 2003 and 2002 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2002 has been derived from the Company's audited consolidated balance sheet.

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

          Our finance receivables are generally unsecured with fixed interest rates and typically have a maturity of less than 48 months. During the first nine months of fiscal 2003, the size of our average finance receivable at origination was approximately $3,129. A large portion of our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

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

                                               As of, and For the Nine        As of, and For the Years
                                                    Months Ended,                         Ended
                                                       June 30,                       September 30,
                                          -------------------------------------------------------------------
                                                      2003           2002             2002            2001
                                          -------------------------------------------------------------------
                                                                (dollars in thousands)

Total Finance Receivables:
     Finance receivables balance                   $162,504        $152,597         $159,011        $137,314
     Average note balance                             2,067           1,901            1,946           1,753
     Total finance income                            37,378          33,779           45,884          38,965
     Total number of notes                           78,624          80,290           81,726          78,316

Direct Loans:
     Notes receivable balance                      $143,537        $133,381         $139,663        $117,098
     Percent of finance receivables                  88.33%          87.41%           87.83%          85.28%
     Average note balance                             2,071           1,918            1,959           1,767
     Number of notes                                 69,292          69,528           71,302          66,264

Retail Installment Contracts:
     Notes receivable balance                       $18,967         $19,216          $19,348         $20,216
     Percent of finance receivables                  11.67%          12.59%           12.17%          14.72%
     Average note balance                             2,032           1,786            1,856           1,677
     Number of notes                                  9,332          10,762           10,424          12,052

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

          Unlike our interest income, our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our interest expense. Our general inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in our interest expense. Accordingly, increases in market interest rates generally will narrow our interest rate spread and lower our profitability, while decreases in market interest rates generally will widen our interest rate spread and increase our profitability.

          The following table presents important data relating to our net interest margin as of, and for the three months ended, June 30, 2003 and 2002 and as of, and for nine months ended, June 30, 2003 and 2002.

                                               As of, and For the Three           As of, and For the Nine
                                                     Months Ended,                      Months Ended,
                                                       June 30,                           June 30,
                                          ------------------------------------------------------------------
                                                     2003            2002             2003            2002
                                          ------------------------------------------------------------------
                                                                (dollars in thousands)

Finance receivables balance                        $162,504        $152,597         $162,504        $152,597

Average finance receivables (1)                    $162,222        $150,051         $164,518        $147,223

Average interest bearing
   liabilities                                     $132,042        $124,516         $131,700        $124,711

Total finance income                               $ 12,194        $ 11,530         $ 37,378        $ 33,779

Total interest expense                             $  2,297        $  2,377         $  7,130        $  7,195

---------------------
(1) Averages are computed using month-end balances.

Results of Operations
Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

          Our aggregate finance receivables decreased .8% during third quarter of fiscal 2003 to $162.5 million on June 30, 2003 from $163.9 million on March
31, 2003. This decline is due primarily to military deployments to the
Middle-East conflict, which affected some of our retail sales offices. While we experienced lower loan originations in April and May of 2003 as compared to the same periods in 2002, our June 2003 results provided for a 24% increase in demand from May 2003. Although loan originations increased in June 2003, we cannot predict what will occur in future quarters.

          Total revenues during the third quarter of fiscal 2003 increased to
$13.8 million from $13.2 million in the third quarter of fiscal 2002, an increase of $.6 million or 4.6%.

          Finance income during the third quarter of fiscal 2003 increased to
$12.2 million from $11.5 million in the third quarter of fiscal 2002, an increase of $.7 million or 5.8%. This increase is attributable to the 8.1%
increase in our average finance receivable portfolio for the three months ended
June 30, 2003 compared to the three months ended June 30, 2002.

          Insurance premium and commission revenues in the third quarter of fiscal 2003 increased to $1.3 million from $1.2 million in the third quarter of fiscal 2002, an increase of $.1 million or 13.0%. This increase results primarily from increased sales of credit insurance products.

          The provision for credit losses in the third quarter of fiscal 2003 increased to $3.0 million from $2.9 million in the third quarter of fiscal 2002, an increase of $.1 million or 4.2%. Net charge-offs of finance receivables in the third quarter of fiscal 2003 decreased to $2.2 million from $2.3 million in the third quarter of fiscal 2002, a decrease of $.1 million or 3.5%. Net charge-offs as a percentage of average finance receivables balance in the third quarter of fiscal 2003 was 5.4% compared to 6.1% in the third quarter of fiscal
2002. Our allowance for credit losses at June 30, 2003 increased to $9.0 million from $8.2 million at March 31, 2003, an increase of $.8 million, or 9.7%. The increase in the provision and allowance for credit losses reflects, among other things, the 8.1% increase in our average finance receivables portfolio for the three months ended June 30, 2003 compared to the three months ended June 30,
2002, as well as our concern regarding uncertainty surrounding the Middle-East hostilities.

          Interest expense in the third quarter of fiscal 2003 decreased to $2.3 million from $2.4 million in the third quarter of fiscal 2002, a decrease of $.1 million or 3.4%. While our average interest bearing liabilities for the three months ended June 30, 2003 increased by $7.5 million or 6.0% compared to the three months ended June 30, 2002, this increase was offset by a decrease in interest rates. The weighted average interest rate declined to 7.3% in the third quarter of fiscal 2003 from 7.7% in the third quarter of fiscal 2002.

          Operating expenses in the third quarter of fiscal 2003 remained constant at $6.8 million. However, during this quarter we experienced a decline of $.2 million in facilities costs due to a change in our data services provider for our facilities throughout the United States. This was somewhat offset by an increase in our marketing costs due to new promotional initiatives to build brand recognition within our marketplace and to support our customer financial educational efforts which were developed in the past year along with a slight increase in employee costs.

          We generated income before income taxes of $1.7 million and net income of $1.1 million during the third quarter of fiscal 2003 compared to income before income taxes of $1.2 million and net income of $.8 million during the third quarter of fiscal 2002.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

          Our aggregate finance receivables grew 2.2% during the first nine months of fiscal 2003 to $162.5 million on June 30, 2003 from $159.0 on
September 30, 2002. This growth is due primarily to an increase in finance receivables originated via the Internet, which grew by more than $7.5 million or
16.0%. The Internet is a lower-cost method of loan origination and loan proceeds distribution, and we plan to increase this distribution channel in the future.

          Total revenues in the first nine months of fiscal 2003 increased to
$42.6 million compared to $38.6 million in the first nine months of fiscal 2002, an increase of $4.0 million or 10.6%.

          Finance income in the first nine months of fiscal 2003 increased to
$37.4 million from $33.8 million in first nine months of fiscal 2002 an increase of $3.6 million or 10.7%. This increase is attributable to the 11.7% increase in our average finance receivable portfolio for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002.

          Insurance premium and commission revenues in the first nine months of fiscal 2003 increased to $4.0 million from $3.4 million in the first nine months of fiscal 2002, an increase of $.6 million or 16.6%. This is due to the growth in our finance receivables as well as the introduction of enhanced theft coverage for a credit insurance product in June 2002.

          The provision for credit losses in the first nine months of fiscal
2003 increased to $9.4 million from $7.6 million in the first nine months of fiscal 2002, an increase of $1.8 million or 23.9%. Net charge-offs of finance receivables in the first nine months of fiscal 2003 increased to $6.6 million from $6.4 million in the first nine months of fiscal 2002, an increase of $.2 million or 3.4%. Net charge-offs were 5.4% of the average finance receivable balance for the nine months ended June 30, 2003 compared to 5.8% for the nine months ended June 30, 2002. We increased our allowance for credit losses during the nine months ended June 30, 2003 by $2.8 million compared to $1.2 million for the nine months ended June 30, 2002. These increases are attributable, in part, to an 11.7% growth in our average finance receivable portfolio for the nine months ended June 30, 2003 compared to nine months ended June 30, 2002, and uncertainty regarding the Middle-East hostilities.

          Interest expense for the nine months ended June 30, 2003 decreased to
$7.1 million from $7.2 million for the nine months ended June 30, 2002, a decrease of $.1 million or .9%. Our average interest bearing liabilities for the same period increased by $7.0 million or 5.6%. However, this increase was offset by decreased interest rates.

The weighted average interest rate on our debt declined to 7.2% for the nine months ended June 30, 2003 from 7.7% for the nine months ended June 30, 2002.

          Operating expenses for the first nine months of fiscal 2003 increased to $21.5 million from $20.3 million for the first nine months of fiscal 2002, an increase of $1.2 million or 5.7%. This increase is due primarily to increases in employment costs. Employment costs increased by $1.2 million as we expanded the software development team that is developing a comprehensive enterprise-wide software application and continued efforts to build infrastructure, primarily in our Internet distribution facility, audit and compliance, collections and product development teams. In addition, we experienced savings in our facilities costs due to our new data service provider, which was partially offset by an increase in marketing costs.

          We generated income before income taxes of $4.6 million and net income of $2.9 million for the first nine months of fiscal 2003 compared to income before income taxes of $3.4 million and net income of $2.2 million for the first nine months of fiscal 2002.

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

                                                                   As of                        As of
                                                                  June 30,         September 30,      September 30,
                                                                    2003                2002               2001
                                                              ------------------------------------------------------
                                                                             (dollars in thousands)

Finance receivables balances                                       $162,504          $159,011           $137,314

Finance receivables balances 60 days or more past due              $  5,291          $  5,580           $  6,369

Finance receivables balances 60 days or more past due
     as a percent of finance receivables                              3.26%             3.51%              4.64%

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

                                                  As of, and For the Three        As of, and For the Nine
                                                        Months Ended,                   Months Ended,
                                                          June 30,                        June 30,
                                              ------------------------------------------------------------------
                                                        2003             2002            2003            2002
                                              ------------------------------------------------------------------
                                                                       (dollars in thousands)
Direct loans:
     Loans charged-off                                 $ 2,471          $ 2,488         $ 7,462          $ 6,970
     Less recoveries                                       256              238             760              632
                                              ----------------- ---------------- --------------- ----------------
     Net charge-offs                                   $ 2,215          $ 2,250         $ 6,702          $ 6,338
                                              ================= ================ =============== ================

Average monthly balance of direct loans
   outstanding (1)                                    $143,135         $130,614        $145,392         $127,679
Percentage of net charge-offs to average
   monthly balance outstanding (2)                       6.19%            6.89%           6.15%            6.62%

-------------------
(1) Averages are computed using month-end balances.
(2) June 30, 2003 and 2002 are annualized for comparison purpose.

                                                   As of, and For the Three       As of, and For the Nine
                                                         Months Ended,                    Months Ended,
                                                            June 30,                         June 30,
                                              ------------------------------------------------------------------
                                                        2003              2002            2003            2002
                                              ------------------------------------------------------------------
                                                                    (dollars in thousands)
Retail installment contracts:
     Loans charged-off                                    $ 14             $ 59           $  71            $ 143
     Less recoveries                                        21               23             142               70
                                              ----------------- ---------------- --------------- ----------------
     Net charge-offs                                      $ (7)            $ 36           $ (71)           $  73
                                              ================= ================ =============== ================

Average monthly balance of retail
   contracts outstanding (1)                           $19,088          $19,436         $19,126          $19,544
Percentage of net charge-offs to average
   monthly balance outstanding (2)                      -0.15%            0.74%          -0.49%            0.50%

--------------------
(1) Averages are computed using month-end balances.
(2) June 30, 2003 and 2002 are annualized for comparison purpose.

                                                  As of, and For the Three           As of, and For the Nine
                                                        Months Ended,                      Months Ended,
                                                           June 30,                           June 30,
                                              ------------------------------------------------------------------
                                                        2003              2002            2003            2002
                                              ------------------------------------------------------------------
                                                                    (dollars in thousands)
Average total finance receivables (1)                 $162,222         $150,051        $164,518         $147,223
Provision for credit losses                           $  3,008         $  2,886        $  9,431         $  7,611
Net charge-offs                                       $  2,208         $  2,286        $  6,631         $  6,411
Net charge-offs as a percentage of
     average finance receivables (2)                     5.44%            6.09%           5.37%            5.81%
Allowance for credit losses                           $  9,021         $  5,621        $  9,021         $  5,621
Allowance as a percentage of average
     finance receivables                                 5.56%            3.75%           5.48%            3.82%

---------------------------
(1)      Averages are computed using month-end balances.
(2)      June 30, 2003 and 2002 are annualized for comparison purpose.

         The following table sets forth changes in the components of our allowance for credit losses:

                                                  As of, and For the Three           As of, and For the Nine
                                                          Months Ended,                      Months Ended,
                                                             June 30,                          June 30,
                                              -------------------------------------------------------------------
                                                        2003              2002            2003            2002
                                              -------------------------------------------------------------------
                                                                    (dollars in thousands)

Balance beginning of period                           $  8,221         $  5,021        $  6,221         $  4,421
Additions:
  Provision for credit losses                            3,008            2,886           9,431            7,611
  Recoveries                                               277              261             902              702
Deductions:
  Charge-offs                                          (2,485)          (2,547)         (7,533)          (7,113)
                                              ----------------- ---------------- --------------- ----------------
Balance end of period                                 $  9,021         $  5,621        $  9,021         $  5,621
                                              ================= ================ =============== ================

Loan Origination

          Our loan origination is the most important factor in determining our future revenues. Our loan origination for the first nine months of fiscal 2003 decreased to $138.9 million from $141.6 million for the first nine months of fiscal 2002, a decrease of $2.7 million or 2.0%. Our loan origination for the three months ended June 30, 2003 decreased to $42.9 million from $49.8 million loan origination for the three months ended June 30, 2002, a decrease of $6.9 million or 13.9%. This decline is due primarily to military deployments to the
Middle-East conflict, which has somewhat affected demand for our loans. We experienced some increase in demand in June 2003, however we cannot predict what will occur in future quarters.

                                             As of, and For the Three           As of, and For the Nine
                                                   Months Ended,                      Months Ended,
                                                      June 30,                          June 30,
                                          -------------------------------------------------------------------
                                                     2003            2002             2003            2002
                                          -------------------------------------------------------------------
                                               (dollars in thousands, except for average note amounts)

Total Loan Origination:
Gross Balance                                       $42,932         $49,846         $138,944        $141,598
Number of Notes                                      12,855          17,566           44,408          50,421
Average note amount                                 $ 3,340         $ 2,838         $  3,129        $  2,808

Direct Loans:
Gross Balance                                       $39,103         $45,810         $127,136        $129,878
Number of Notes                                      11,758          16,325           40,923          46,798
Average note amount                                 $ 3,326         $ 2,806         $  3,107        $  2,775

Retail Installment Contracts:
Gross Balance                                       $ 3,829         $ 4,036         $ 11,808        $ 11,720
Number of Notes                                       1,097           1,241            3,485           3,623
Average note amount                                 $ 3,490         $ 3,252         $  3,388        $  3,235

Liquidity and Capital Resources

          A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Our principal use of cash is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments. This amount is generally our cash used in investing activities. Cash used in investing activities in the first nine months of fiscal 2003 was approximately $10.5 million, compared to $22.2 million in the first nine months of fiscal 2002. This decrease reflects the decline in our loan originations.

          Investing  activities  in the first  nine  months of fiscal  2003 were
primarily  funded  by  $13.6  million  from  operating   activities.   Financing
activities  consist  of  borrowings  under  our  senior  lending  agreement,  an unsecured  revolving  credit  line  from our  parent  and  sales  of our  junior subordinated debentures.

Senior Indebtedness

          Our senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of June 30, 2003, we could request up to $12.6 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. The
Company is in compliance with all loan covenants at June 30, 2003.

          As of June 30,  2003 and 2002 and  September  30,  2002 and 2001,  the
total  borrowings and  availability  under our senior lending  agreement and our revolving line of credit from our parent company consisted of:

                                       As of June 30,            As of September 31,
                                ------------------------------ --------------------------
                                     2003           2002          2002           2001
                                  ----------     ----------    ----------     ----------

Revolving Credit Line (1):
  Total facility                   $ 31,000       $ 27,000      $  27,000      $ 23,000
  Balance at end of period         $ 13,151       $ 13,388      $  12,718      $ 12,310
  Maximum available credit         $ 17,849       $ 13,612      $  14,282      $ 10,690
Term Notes (2):
  Total facility                   $141,269       $126,789      $ 125,470      $123,432
  Balance at end of period         $ 97,041       $ 94,826      $  97,925      $ 83,847
  Maximum available credit         $ 44,228       $ 31,963      $  27,545      $ 39,585
Total Revolving and Term
   Notes (1)(2):
  Total facility                   $172,269       $153,789      $ 152,470      $146,432
  Balance at end of period         $110,192       $108,214      $ 110,643      $ 96,157
  Maximum available credit(3)      $ 62,077       $ 45,575      $  41,827      $ 50,275

Credit facility available (4)      $ 12,594       $  9,366      $  11,589      $ 10,157
Percent utilization of the
   total facility                    63.97%         70.37%         72.57%        65.67%

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

Recent Developments

          On May 13, 2003, the SEC declared effective our registration statement registering up to $25,000,000 of our junior subordinated debentures. We intend to sell these debentures in principal amounts ranging from $1,000 to $250,000 at rates set at the time the debenture is issued to residents of Missouri, Kansas and Illinois on a continuous basis until May 2005. The sale of these debentures will provide us with additional liquidity and capital resources. Issuing debentures increases the amount we can borrow under our senior lending agreement. To finance the growth of our finance receivables portfolio, we intend to borrow additional funds under our senior lending agreement from time to time as we sell additional debentures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

          Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on our borrowings. A substantial and sustained increase in market interest rates could adversely affect our growth and profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium and long term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk.

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds

          On May 13, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-103293), effective.
Pursuant to this registration statement, and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our junior subordinated debentures, with a maximum aggregate offering price of
$25,000,000 on a continuous basis with an expected termination in May 2005. We commenced the offering of these junior subordinated debentures on May 20, 2003.
We are currently offering the debentures through our officers and employees directly without an underwriter or agent. As of June 30, 2003, we had sold 12 debentures in an approximate aggregate principal amount of $220,000. From July 1, 2003, through August 8, 2003, we sold an additional 24 debentures in an approximate aggregate principal amount of $580,000. As of August 8, 2003, the aggregate proceeds received from the sale of debentures was $800,000. Costs incurred in connection with the preparation of the initial registration statement on Form S-1 were approximately $315,000. Subsequent to approval of the registration statement by the Securities and Exchange Commission on May 13, 2003, our expenses incurred in connection with the issuance and distribution of the junior subordinated debentures through June 30, 2003, were approximately $35,000. From July 1, 2003, through August 8, 2003, we incurred additional expenses of approximately
$20,000. Net proceeds from the offering through August 8, 2003, were
$430,000.

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 15d-15(e)

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 15d-15(e)

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Pioneer Financial Services, Inc.

August 13, 2003                         /s/ William D. Sullivan
------------------                  --------------------------------------------
Date                                William D. Sullivan
                                    Chief Executive Officer
                                    (Principal Executive Officer)

August 13, 2003                         /s/ Randall J. Opliger
------------------                  --------------------------------------------
Date                                Randall J. Opliger
                                    Chief Financial Officer
                                    (Principal Financial Officer)

