Form 10-Q/A
period 2003-03-31
PIONEER FINANCIAL SERVICES INC
filed 2003-10-01
CIK 1216752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

          31.1 Certification of Chief Executive Officer pursuant to Rule
               15d-14(a).

          31.2 Certification of Chief Financial Officer pursuant to Rule
               15d-14(a).

          32.1 Certification of Chief Executive Officer pursuant to Rule
               15d-14(b).

          32.2 Certification of Chief Financial Officer pursuant to Rule
               15d-14(b).

(b)      Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Pioneer Financial Services, Inc.

October 1, 2003                      /s/ William D. Sullivan
---------------------------         --------------------------------------------
Date                                William D. Sullivan
                                    Chief Executive Officer
                                    (Principal Executive Officer)

October 1, 2003                      /s/ Randall J. Oplinger
---------------------------         --------------------------------------------
Date                                Randall J. Opliger
                                    Chief Financial Officer
                                    (Principal Financial Officer)