Form 10-Q/A
period 2003-06-30
PIONEER FINANCIAL SERVICES INC
filed 2003-10-01
CIK 1216752

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-Q/A

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
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 15d- 14(a)

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 15d- 14(a)

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to Rule 15d-14(b).

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to Rule 15d-14(b).

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

