Form 10-K
period 2003-09-30
PIONEER FINANCIAL SERVICES INC
filed 2003-12-12
CIK 1216752

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2003

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

          Securities registered pursuant to section 12 (b) of the Act:
                                      None
          Securities registered pursuant to section 12 (g) of the Act:
                               Title of Each Class
                                      None

--------------------------------------------------------------------------------

             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding as of June 30, 2003
   ----------------------------           -------------------------------
   Common Stock, $100 par value                     17,136 shares


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-K
                               September 30, 2003

TABLE OF CONTENTS


Item No.                                                                   Page

                                    PART I
1.    Description of Business................................................3
2.    Description of Property...............................................11
3.    Legal Proceedings.....................................................11

                                   PART II
6.    Selected Financial Data...............................................12
7.    Management's Discussion and Analysis of Financial Condition and
      Results of Operations.................................................13
7A.   Quantitative and Qualitative Disclosures About Market Risk............26
8.    Financial Statements and Supplementary Data...........................27

                                   PART III
10.   Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act.....................44
11.   Executive Compensation................................................45
12.   Security Ownership of Certain Beneficial Owners and Management........45
13.   Certain Relationships and Related Transactions........................45
14.   Controls and Procedures...............................................47
15.   Exhibits, Financial Statements Schedules and Reports on Form 8-K......48

                                       PART 1

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K for the fiscal year ended September 30, 2003 ("report") contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in the "Business--Factors That May Affect Future Results of Operations, Financial Condition or Business" section of this report. If any of the events described in "Business--Factors That May Affect Future Results of Operations, Financial Condition or Business" occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

ITEM 1.     DESCRIPTION OF BUSINESS

General

     We originate and service consumer loans, and provide other financial products and services on a worldwide basis, exclusively to active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We make direct loans to our customers through our network of retail sales offices and via the Internet. We also purchase retail installment contracts from retail merchants that sell consumer goods to active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense. However, we do seek to maintain a positive, supportive relationship with the military community. Through sponsorship and underwriting of U.S. military programs and educational efforts, we actively support initiatives aimed at improving the quality of life for U.S. military personnel and their families. Our operations and financial products are also designed to meet the needs of these military service personnel. Various aspects of our loan application process, our suspension of collection efforts during Operation Desert Storm and after September 11, 2001 and our emergency funeral assistance program were designed to meet the unique needs of our customer base. We also offer credit life, credit accident and health and credit property and casualty insurance to our loan customers. This insurance is issued by a non-affiliated insurance company. We also sell roadside assistance packages and discount healthcare cards issued by an unaffiliated third party.

     Our lending subsidiaries originate and service direct consumer loans made to customers referred by our retail office network of 24 locations and our unaffiliated strategic partners. Some subsidiaries also purchase retail installment contracts generated by merchants when active duty or retired career U.S. military personnel or U.S. Department of Defense employees purchase consumer goods.

     o We have three full service lending subsidiaries strategically located throughout the United States. Our lending subsidiaries are responsible for all direct lending activity. They receive applications from customers, make all underwriting decisions, generate loan documents and necessary disclosures, prepare loan disbursements, maintain loan documentation and service outstanding direct loans. If a customer is approved for a loan, in addition to loan disclosures, he receives information regarding various types of credit insurance. If the customer chooses to purchase this insurance, licensed insurance agent employees of the lending subsidiary sell this coverage on behalf of an unaffiliated insurance company.

     o We have another lending subsidiary that also originates and services loans to customers primarily via the Internet. It also originates loans to customers referred by a German affiliate. Our Internet lending capability allows customers to apply online via the Internet and receive loan proceeds electronically. If a customer is approved and accepts the loan offer, loan proceeds are generally deposited into the customer's bank account within 24 hours. This lending subsidiary also sells credit life insurance products over the Internet.

     Another subsidiary operates our retail network of 24 offices located in 13 states. Our retail network offices are located in close proximity to, but not on, U.S. military installations. They are typically located in retail strip shopping centers. We continually review our retail network to determine how to best deploy our resources and look for opportunities for expansion. Our locations were strategically selected based on several criteria including market size of military installation, convenience and growth and profitability opportunities. The retail network sells various financial products and services, roadside assistance packages and discount healthcare cards which are designed for military personnel. At no charge to customers, our retail offices also provide financial education courses, credit bureau analyses, living wills, auto insurance quotes, child fingerprinting cards, and copying, fax and other services. At selected locations within the retail network, licensed insurance benefit counselors sell selected non-credit insurance and savings products. Our retail network refers customers to our lending subsidiaries and expedites the loan application process. None of our retail offices will expedite a loan application process for residents of the state in which the office is located, unless we have a lending license in that state.

     We also have subsidiaries that purchase individual, and portfolios of, retail installment contracts which meet our quality standards and return on investment objectives from approximately 81 retail merchants. Retail installment contracts are notes generated by a single purchase of consumer goods by active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We generally acquire these contracts without recourse to the originating merchant. However, most retail merchant reserve agreements allow us to withhold funds from the merchant's proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectable. Retail installment contracts generally have maximum terms of 48 months. This subsidiary also sells credit property insurance.

     Our collection activities are generally performed by our lending subsidiaries. Once an account reaches a certain delinquency level or the customer becomes a civilian or declares bankruptcy, the account is transferred to our collection subsidiary.

     As discussed under "Insurance Operations" below, we have a subsidiary that reinsures a portion of the accident and health credit insurance issued by an unaffiliated insurance company in connection with loans we make.

     Our subsidiaries' activities are supported by a centralized support services subsidiary that provides the following services:

        o     Finance and accounting services
        o     Human resources and recruiting services
        o     Information technology services
        o     Marketing and solicitation services

Customer

     We exclusively market and sell financial services and products to persons who are, at the time the loan or sale is made, active duty or retired career U.S. military personnel or U.S. Department of Defense employees. In general, our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

     In general, customers use our direct loans for purchases of appliances, furniture, household electronics and other durable goods, emergency expenses, vacations, auto purchases and debt consolidation. Where appropriate, we obtain security interests in collateral, often consumer goods, to support repayment of loans. However, the resale value of used consumer goods often makes foreclosure and liquidation of this collateral uneconomical.

     These borrowers are attracted to our loan products as a result of being referred to us by an existing customer or by our marketing efforts. Retail installment contracts are another source of loan customers. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. After we purchase a retail installment contract, we often contact the customer using various solicitation methods. We invite the customer to visit one of our retail network offices to discuss their overall financial needs and consider our other products and services.

Seasonality

     Our highest finance receivable demand occurs generally from October through December, our first fiscal quarter. From January to March, our second fiscal quarter, demand is generally lower and repayments higher. Demand is generally stable in the third and fourth quarters. Consequently, we experience mild seasonal fluctuations in our cash requirements during our first and second quarters.

Direct Lending Activities

     A risk in all consumer lending and retail sales financing transactions is the customer's unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer's historical credit repayment record. An inability to repay occurs after our initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce. Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws. We use standard underwriting guidelines at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay. These guidelines are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance. We use these guidelines to predict the relative likelihood of credit applicants repaying their obligation to us. We extend credit to those consumers who fit our underwriting guidelines. The amount and interest rate of the loan or retail sales finance transaction are based upon the estimated credit risk assumed.

     In general, our loans are under $5,000, repayable in equal monthly installments and have terms no longer than 48 months. In evaluating the creditworthiness of potential customers, we primarily examine the individual's debt to income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer can reasonably be expected to repay from that discretionary income. Loan repayment terms are generally structured to repay the entire loan prior to the customer's estimated separation from the military. However, because we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events could occur which result in us not being repaid prior to a customer's departure from the military, we cannot implement any policy or procedure to ensure that we are repaid prior to the time our customers leave the military.

     All of our customers are required to complete standardized credit applications in person at one of our retail network offices or to complete an online application via the Internet. All of our retail network offices are staffed and equipped to expedite loan applications electronically to one of the lending subsidiaries for loan underwriting. Promptly, our lending subsidiary employees verify the applicant's military service history and status including rank, review credit histories using major credit reporting agencies and conduct other review procedures as deemed necessary.

     The majority of our customers submit a listing of personal property that will be pledged as collateral to secure the loan, but we generally do not perfect a security interest in that collateral. Often the current value of the collateral does not exceed the expense of repossession. Accordingly, if the customer were to default in the repayment of the loan, we may not be able to recover the outstanding loan balance by resorting to the sale of collateral. In a small number of transactions, based on the amount of the loan, we will perfect a security interest in the collateral in the event of a change in the customer's circumstances that might prevent the customer from repaying the loan as agreed.

     We believe that the development and continual reinforcement of personal relationships with customers improves our ability to monitor their creditworthiness, reduce credit risk and generate loyal repeat customers. It is not unusual for us to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after approximately one third of the scheduled payments were made. In determining whether to refinance existing loans, we typically require loans to be current on a recency basis, and customers are required to complete a new credit application. Rarely do we grant extensions or deferments, or allow account revisions, rewriting renewal or rescheduling to bring an otherwise delinquent account current. Our policy is that we do not refinance loans to cure a default in principal or interest. Generally, we refinance existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. We actively market the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income we realize. In fiscal 2003, approximately 49% of the number and 28% of the amount of our loan originations were refinancings of outstanding loans.

     To reduce our credit risk, we encourage our customers to employ the convenience of making their monthly loan payments electronically through payroll deduction via the Government Allotment System or through an automatic debit of their account through the National Automated Clearinghouse Association. As of September 30, 2003, approximately 95% of our customers were utilizing these options.

Credit Loss Experience

     We closely monitor portfolio delinquency and loss rates in measuring the quality of our portfolio and the potential for ultimate credit losses. We attempt to control customer delinquency through careful evaluation of each application and credit history at the time the loan is originated or purchased and through appropriate collection activity. Collection efforts continue after an account has been charged-off until it is determined that the cost of collection efforts outweighs the benefits received.

Insurance Operations

     Generally, where applicable laws permit, we sell various types of credit insurance products offered by third party insurance companies to our customers. We earn a pre-negotiated commission on the sale of credit insurance. The customer's premiums for insurance coverage are financed as part of the customer's loan.

     Credit life insurance policies typically cover the life of the customer and provide for the full payment of the outstanding loan balance in the event of the customer's death, including war-related deaths. Credit accident and health insurance policies provide for the payment of loan installments as they become due while a customer is disabled due to illness or injury, including war-related injuries. Credit property insurance is written to protect the property pledged as security for the obligation. Purchases of credit life insurance and credit accident and health insurance are entirely voluntary and at the customer's discretion. Property insurance is expected for property pledged as collateral unless the borrower provides evidence of coverage with another insurance carrier naming us as payee.

     We have a wholly-owned insurance subsidiary that reinsures a portion of the credit accident and health insurance that we sell on behalf of an unaffiliated insurance carrier, providing us with an additional source of income from the earned reinsurance premiums. If these customers are injured or become ill, including during war, this subsidiary will have payment obligations. The liability we establish for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business.

     The laws of the states in which we operate regulate our sale of insurance to our customers by prescribing, among other things, the maximum amount of coverage and term of policy and by fixing the permissible premium rates or authorizing a state official to fix the maximum premium rates.

Regulation

     Our consumer lending business is subject to extensive regulation, supervision and licensing by various state departments of banking and other state and federal agencies. We are also subject to various judicial and administrative decisions of general applicability that also set requirements and restrictions applicable to our lending activities. Failure to comply with these requirements can lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. In addition, state and federal agencies have the authority to require a lender that has violated existing laws to reimburse customers for fees or other charges.

     Our lending subsidiaries are subject to detailed supervision by authorities in the states where they are located. Legislation and regulations generally require licensing, limit loan amounts, duration and charges for various categories of loans, require adequate disclosure of certain contract terms and limit collection practices and creditor remedies. Licenses are renewable and may be subject to revocation for violation of these laws and regulations. In addition, these states have usury laws which limit the interest rates we may charge.

     State and federal regulatory agencies, state attorneys general, the Federal Trade Commission, and the U.S. Department of Justice have increased their focus on certain types of lending practices by some companies in the subprime lending industry, sometimes referred to as "predatory lending" practices. State and federal governmental agencies have imposed sanctions for certain lending practices, including, but not limited to, charging borrowers excessive fees, making loans to refinance existing loans when there is no tangible benefit to the borrower, imposing higher interest rates than a borrower's credit risk warrants and failing to adequately disclose the material terms of loans to borrowers.

     We are subject to the Truth-in-Lending Act and Regulation Z promulgated thereunder. This act requires us, among other things, to disclose pertinent terms of our consumer loans, including the finance charge and the comparative costs of credit expressed in terms of an annual percentage rate. These disclosure requirements are designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to enable them to compare credit terms.

     In addition, we are subject to the Equal Credit Opportunity Act which, in part, prohibits credit discrimination on the basis of race, color, religion, sex, marital status, national origin or age. Regulation B, promulgated under this act, restricts the type of information that we may ask for or obtain in connection with a credit application. It also requires us to make certain disclosures regarding consumer rights and requires us to advise applicants who are denied credit the reasons for the denial. In instances where a loan application is denied or the rate or charge on a loan is increased as a result of information obtained from a consumer credit agency, the act requires us to supply the applicant with the name and address of the reporting agency.

     Our insurance activities are also regulated by state and federal law, and are subject to supervision by agencies having jurisdiction over consumer credit and insurance. These regulations cover such matters as solicitation practices, disclosure, policy terms, claims payment, premiums, premium financing and permitted commissions. In addition, our reinsurance subsidiary is subject to laws and regulations of the insurance authorities in the state of Arizona. These regulations cover such matters as its capitalization, reserve requirements, affiliate transactions, permitted investments and limitations on the amount of dividends payable.

     The Gramm-Leach-Bliley Act, which was signed into law at the end of 1999, contains comprehensive consumer financial privacy restrictions. Various federal enforcement agencies, including the Federal Trade Commission, have issued final regulations to implement this act. These restrictions fall into two basic categories. First, we must provide various notices to our customers about our privacy policies and practices. Second, this act restricts us from disclosing non-public personal information about the customer to non-affiliated third parties, with certain exceptions. If we violate this law, regulators may require us to discontinue disclosing information improperly and in certain circumstances customers may have a private right of action if such disclosure is made without the consent of the customer. We believe we have prepared the appropriate consumer disclosures and internal procedures to address these requirements.

     We have procedures and controls to monitor compliance with numerous federal and state laws and regulations. However, because these laws and regulations are complex and often subject to interpretation, or because of a result of inadvertent errors, we may, from time to time, inadvertently violate these laws and regulations. If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.

     The merchants who originate retail installment contracts purchased by us also must comply with both state and federal credit and trade practice statutes and regulations. If the merchants fail to comply with these statutes and regulations, consumers may have rights of rescission and other remedies. In such cases, we have a right under our agreement with the merchant to require the merchant to repurchase the related retail installment contracts and to pay us for any damages we incur or litigation costs, including attorney's fees and costs. However, if we are unable to enforce our agreement with the merchant, resulting consumer recession rights and remedies could have an adverse effect on us.

     The Soldier's and Sailor's Civil Relief Act, in part, requires lenders to reduce the interest rate charged on loans to customers who subsequently join the military or are called to active duty. Generally, we only originate loans with active duty and retired career military personnel. Therefore, this act does not have a material affect on our business. Furthermore, our customers waive their right to enforce this act at time of loan closing.

     Although we believe our operations comply with current regulatory requirements, we are unable to predict whether state or federal authorities will require changes in our lending practices in the future, or the impact of those changes on our profitability.

Competition

     The markets in which we operate are competitive. Traditional competitors in the consumer finance industry include independent finance companies, banks and thrift institutions, credit unions, credit card issuers, leasing companies, manufacturers and vendors. Some of these competitors are large companies that have greater capital and technological and marketing resources than we do. These competitors also have access to capital at a lower cost.

     Competition varies by delivery system and geographic region. For example, some competitors deliver their services exclusively via the Internet while others exclusively through a branch network. We distribute our products using both delivery channels. In addition, we compete with other consumer finance companies on the basis of overall pricing of loans, including interest rates and fees, and general convenience of obtaining the loan, including the location of our retail offices to the military base.

     We maintain product delivery flexibility and convenience, which we believe offers us a competitive advantage. In addition, we believe that innovation is necessary to compete in the industry, including enhanced customer service, products designed for military personnel and use of the Internet for loan processing and funding. While some of our customers might qualify for loans from traditional lending sources, we believe they are attracted to our products and services as a result of our exclusive commitment to the military market, an understanding of the military culture, our products and services and our expedited loan processing and funding.

Trade Names

     A subsidiary of our parent has applied for federal trademark protection for the name "Pioneer Services," other names we use in our business and the logo that incorporates the "Pioneer Services" name. Trademark protection for certain other names, logos and phrases we use in our business operations are being applied for.

Employee Relations

     At September 30, 2003, we employed approximately 300 persons, none of whom were represented by labor unions. We believe that our employee relations are good.

Factors That May Affect Future Results of Operations, Financial Condition or Business

     We have identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business and that could cause them to differ materially from our historical results of operations, financial position, cash flow or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, us. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

     Lending exclusively to the military market may result in higher delinquencies in our loan portfolio, which could result in a reduction in profitability and impair our ability to pay interest and principal on the debentures.

     A large portion of our customers are unable to obtain financing from traditional sources, such as commercial banks, due to factors such as their age, likelihood of relocation and lack of credit history. Historically, we have experienced higher delinquency rates than traditional financial institutions. While we use underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers, our standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies, foreclosures or losses on the loans we originate or purchase would reduce our profitability, which could restrict our ability to pay interest and principal on the debentures.

     An increase in market interest rates may result in a reduction in our profitability and impair our ability to pay interest and principal on the debentures.

     Sustained, significant increases in interest rates could unfavorably impact our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates we must pay under our outstanding bank debt and debentures. Any reduction in our profitability would diminish our ability to pay interest and principal on the debentures.

     Acts of war or terrorist attacks in the United States may cause disruption in our business and may adversely affect the markets in which we operate, which could affect our profitability and our ability to pay interest and principal on the debentures.

     Terrorist attacks in the United States in September 2001 caused major instability in the U.S. financial markets. Additional attacks and the response of the U.S. government may lead to additional armed hostilities or to further acts of terrorism in the U.S. which may cause a further decline in the financial markets and may contribute to a further decline in economic conditions. In addition, the involvement of military personnel in armed hostilities may reduce the demand for our products and services or increase payment delinquencies and therefore reduce our revenues, possibly without immediate comparable reductions in overhead. To the extent these events occur, our profitability and cash flow could be reduced and our ability to pay interest and principal on the debentures could be impaired.

     If a large number of our borrowers are wounded in combat, our profits may be adversely affected.

     Our wholly-owned subsidiary reinsures a portion of the credit accident and health insurance policies issued on the borrowers for the loans we originate. These policies pay the loan payments as they become due during a customer's disability due to illness or injury, including war-related injuries. Therefore, if a large number of our borrowers are injured and disabled in combat, the profitability of our insurance subsidiary would be impaired, which could impair our ability to pay interest and principal on the debentures.

     We are subject to many laws and governmental regulations, and any changes in these laws or regulations may materially adversely affect our financial condition and business operations.

     Our operations are subject to regulation by federal authorities and state banking, finance, consumer protection and insurance authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions on our operations which, among other things, require that we obtain and maintain certain licenses and qualifications, and limit the interest rates, fees and other charges we may impose. Although we believe we are in compliance in all material respects with applicable laws, rules and regulations, there can be no assurance that we are or that any change in such laws, or in the interpretations thereof, will not make our compliance therewith more difficult or expensive or otherwise adversely affect our financial condition or business operations. We are subject to regulation by states where our lending subsidiaries are located. At this time, we are not subject to consumer lending regulation in the states in which we only have retail offices. If this were to change in the future, any resulting regulation by the states in which we only have retail offices could adversely impact our operating costs and our ability to repay the debentures.

     Almost all of our borrowers are active duty military or federal government employees who could be instructed not to do business with us, or their access to the Government Allotment System could be denied.

     When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level determine one or more of our retail offices or our Internet site to be off limits, we would be unable to do new business with the potential customers they command or supervise. Additionally, approximately 70.43% of our borrowers make their monthly loan payments through the Government Allotment System. Military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing our credit risk. Without access to sufficient new customers or to the Government Allotment System, we may be forced to discontinue lending and liquidate our portfolio of consumer loans and retail installment contracts.

     Our profitability and future growth depend on our continued access to bank debt.

     The profitability and growth of our business currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future. Our bank debt is comprised of individual loans from banks which are party to our senior lending agreement. This senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. No bank has an obligation to make any additional future loans to us. As of September 30, 2003, we could request up to $20.95 million in additional funds pursuant to the terms of the senior lending agreement signed October 1, 2003 and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. If we are unable to renew or replace our bank debt or find alternative financing at reasonable rates, we may be forced to liquidate. If we are forced to liquidate, there can be no assurance that we will be able to pay the interest and principal on the debentures.

     If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid.

     The terms of repayment on the loans we make are generally structured so the entire loan amount is repaid prior to the customer's estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur which result in the loan not being repaid prior to our customer's departure from the military, there is an increased chance that our loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. As of September 30, 2003, we had approximately 4,000 customers who separated from the military prior to repaying our loan and who in the aggregate owed us approximately $6.0 million. Based on historical charge-off models, management believes this could result in approximately $3.27 million in charge-offs. If that amount increases or the number of our customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase.

     Additional competition may decrease our profitability, which would adversely affect our ability to repay the debentures.

     We compete for business with a number of large national companies and banks that have substantially greater resources, lower cost of funds, and a more established market presence than we have. If these companies increase their marketing efforts to include our market niche of borrowers, or if additional competitors enter our markets, we may be forced to reduce our interest rates and fees in order to maintain or expand our market share. Any reduction in our interest rates or fees could have an adverse impact on our profitability and our ability to repay our debentures.

     The laws and regulations of the Arizona insurance authorities may restrict our reinsurance subsidiary's ability to distribute available cash to us.

     The operations of our wholly-owned reinsurance subsidiary are subject to the laws and regulations of the insurance authorities in the state of Arizona. Among other things, these laws and regulations place restrictions on the amount of dividends that our reinsurance subsidiary can pay to us and require us to maintain a certain capital structure. As of September 30, 2003, our reinsurance subsidiary had the ability to pay us up to $1,327,929 in dividends pursuant to these laws and regulations. If our reinsurance subsidiary does not continue to satisfy these requirements, it may be prohibited from distributing available cash to us, which may in turn impair our ability to pay interest and principal on the debentures.

     We are controlled by a single shareholder.

     As of September 30, 2003, our sole shareholder, Pioneer Financial Industries, Inc., owned all of the outstanding shares of our capital stock. Various trusts controlled by William D. Sullivan control Pioneer Financial Industries. Accordingly, Mr. Sullivan will be able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the debentures. Our senior lending agreement limits the amounts that we can pay to our parent each year. In fiscal 2003, the senior lending agreement prohibits us from paying our parent more than $700,000 for strategic planning services, professional services, the use of intellectual property rights, product identification and branding and service charges. Other than the covenants contained in our senior lending agreement, there are no other contractual or regulatory limits on the amounts we can pay to our parent or other affiliates.

     Loss of key personnel could have an adverse effect on our operations.

     The loss of certain key personnel could adversely affect our operations. Our success depends in large part on the retention of a limited number of key persons, including: William D. Sullivan, our Chief Executive Officer, and Thomas
H. Holcom, Jr., our President. We will likely undergo a difficult transition period if we lose the services of either or both of these individuals.

ITEM 2.     DESCRIPTION OF PROPERTY

     Our operations are generally conducted on leased premises under operating leases with terms not normally exceeding five years. At September 30, 2003, we had 31 leased operating facilities in the United States. Please see Note 6 to our Consolidated Financial Statements for information concerning our lease obligations. The furniture, equipment and other personal property that we own represents less than 1% of our total assets at September 30, 2003 and is therefore not significant in relation to our total assets.

ITEM 3.     LEGAL PROCEEDINGS

     We are subject to claims and lawsuits that primarily involve routine matters in the ordinary course of our business. We believe that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our financial position or results of operations.

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data as of, and for the fiscal years ended September 30, 2003, 2002, 2001, 2000 and 1999 has been derived from our audited consolidated financial statements and related notes.


                                                      As of, and For the Years Ended September 30,
                                           ----------------------------------------------------------------
                                             2003         2002          2001         2000          1999
                                           ----------    ----------   ----------    ----------   ----------
                                                  (dollars in thousands, except per share amounts)
Consolidated Balance Sheet Data:
Finance receivables (1)................    $  165,895    $  159,011   $  137,314    $  127,746   $  107,935
Allowance for credit losses............    $   (9,221)   $   (6,221)  $   (4,421)   $   (3,833)  $   (3,301)
Total assets...........................    $  165,842    $  159,997   $  141,328    $  132,067   $  111,388
Senior indebtedness:
   Revolving lines of credit (2).......    $   12,293    $   12,718   $   12,310    $   10,851   $    9,138
   Amortizing and single
     pay term notes.......                 $   99,471    $   97,925   $   83,847    $   80,466   $   64,561
Junior subordinated debt...............    $   21,437    $   21,396   $   20,973    $   19,204   $   17,908
Total equity...........................    $   20,756    $   17,320   $   14,861    $   13,070   $   11,488
Consolidated Statement of Operations
Data:
Revenue:
   Finance income......................    $   50,003    $   45,884   $   38,965    $   34,670   $   28,688
   Insurance premiums and commissions..         5,288         4,652        4,561         4,467        3,992
   Other income, fees and
     commissions..........                      1,646         1,755        1,596         1,313          113
                                           ----------    ----------   ----------    ----------   ----------
Total revenue..........................        56,937        52,291       45,122        40,450       32,793
Provision for credit losses............        12,168        10,594        8,264         7,476        6,577
Interest expense.......................         9,325         9,599        9,455         8,334        6,990
                                           ----------    ----------   ----------    ----------   ----------
Net revenue............................        35,444        32,098       27,403        24,640       19,226
Operating expenses.....................        29,325        27,589       24,052        21,727       17,014
                                           ----------    ----------   ----------    ----------   ----------
Income before income taxes.............         6,119         4,509        3,351         2,913        2,212
Provision for income taxes.............         2,139         1,645        1,210         1,055          492
Net income.............................    $    3,980    $    2,864   $    2,141    $    1,858   $    1,720
                                           ==========    ==========   ==========    ==========   ==========
Net income per share:
   Basic and diluted...................    $   232.25    $  167.14    $   124.91    $  108.39    $   100.43
                                           ==========    ==========   ==========    ==========   ==========
   Cash dividends per common share.....    $    31.75    $   23.63    $    20.39    $   16.05    $    11.66
                                           ==========    ==========   ==========    ==========   ==========

----------------------
(1) Finance receivables balances are presented net of unearned finance charges, unearned insurance commissions and discounts on purchases of retail installment contracts.

(2) Includes debt to our parent under a revolving line of credit of $1,712,841, $1,941,831, $1,839,521, $1,244,413, and $147,945 as of
     September 30, 2003, 2002, 2001, 2000 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We originate and service consumer loans and provide other financial products and services on a worldwide basis, exclusively to active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We make direct loans to our customers through our network of retail sales offices and over the Internet. We also purchase retail installment sales contracts from retail merchants who sell consumer goods to active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We refer to these consumer loans and retail installment contracts as finance receivables.

     Our finance receivables are effectively unsecured. See "Business--Direct Lending Activity." Our finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During fiscal 2003, the size of our average finance receivable at origination was approximately $3,158. A large portion of our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

     Further improvement of our profitability is dependent in large part upon the growth in our outstanding finance receivables, the maintenance of loan quality, acceptable levels of borrowing costs and operating expenses and the ongoing introduction of innovative new products and services to our customer base. Overall, our originations have decreased in fiscal 2003 by 1.8% as compared with fiscal 2002. However, since September 30, 1998, finance receivables have increased at a 12.94% annual compounded rate from $90.3 million to $165.9 million at September 30, 2003. This increase reflects higher volume of loans generated through our existing and new retail offices and through the Internet. Use of the Internet to extend loans is a lower cost method of loan origination. We plan to look for opportunities to expand the Internet portion of our business and add new retail offices as we evaluate new military markets and possible products.

Sources of Income

     We derive revenues and resulting income from finance income derived from direct consumer lending and retail installment contracts, commissions earned on the sale of credit insurance products, credit reinsurance premiums, and commissions earned on the sale of ancillary products and services. For purposes of the following discussion, "revenues" means the sum of our finance income, insurance premiums and commissions and other income.

     Direct Lending. Our finance income from direct loans to customers consists of interest and fees paid by the customer. Our interest income is based on the risk adjusted interest rates we charge customers for loans. Interest rates vary from loan to loan based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated. Substantially all of the fee income we derive from these loans consists of origination, prepayment and late fees. Finance income from our direct lending business comprised approximately 80.9% of our total revenues in fiscal 2003, 79.4% of our revenues in fiscal 2002 and 74.3% of our revenues in fiscal 2001.

     Retail Installment Contracts. We purchase retail installment contracts from approximately 81 retail merchants. Retail installment contracts are notes receivable generated by a single purchase of consumer goods. Our revenue from retail installment contracts consists of interest and fees. Like our direct loans, interest rates charged on retail sales contracts vary from contract to contract based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated. Substantially all of the fee income we derive from retail installment contracts consists of prepayment and late fees. Interest and fee income from retail installment contracts comprised approximately 7.0% of our total revenues in fiscal 2003.

     Credit Insurance Commissions. We sell credit life, credit accident and health, and credit property insurance. Our income from the sale of these products consists of commissions paid to us by an unaffiliated insurance company that issues the policies. The commission rates are based on a pre-negotiated schedule. Commissions are recognized ratably over the life of the policy. Credit insurance commissions comprised approximately 6.9% of our total revenues in fiscal 2003.

     Credit Reinsurance Premiums. We have a wholly-owned insurance subsidiary that reinsures a portion of the credit accident and health insurance sold in connection with loans we make. A portion of the premiums for policies that we sell for the unaffiliated insurance company are ceded to one of our subsidiaries, providing us with an additional source of revenue. Net credit reinsurance premiums comprised approximately 2.4% of our total revenues in fiscal 2003. The liability we establish for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business.

     Ancillary Products and Services. We also sell non-loan related products and services including roadside assistance programs and discount healthcare cards. Our revenues from the sale of these products and services consists of commissions paid by an unaffiliated company. These sales commissions comprised approximately 2.6% of our total revenues in fiscal 2003.

Finance Receivables

     Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth the five year history of certain information about the components of our finance receivables as of the ends of the periods presented:

                                                As of, and For the Years Ended, September 30
                                      -------------------------------------------------------------------
                                         2003         2002           2001           2000          1999
                                      ----------   ----------     ----------     ----------    ----------
                                                (dollars in thousands, except average note balance)
Finance Receivables:
Finance receivables balance .....     $  165,895   $  159,011     $  137,314     $  127,746    $  107,935
Average note balance.............     $    2,117   $    1,946     $    1,753     $    1,763    $    1,714
Total finance income.............     $   50,003   $   45,884     $   38,965     $   34,670    $   28,688
Total number of notes............         78,364       81,726         78,316         72,478        62,978

Direct Loans:
Notes receivable balance ........     $  147,095   $  139,664     $  117,098     $  102,397    $   88,192
Percent of finance receivables...         88.67%        87.83%         85.28%         80.16%        81.71%
Average note balance.............     $    2,123   $    1,959     $    1,767     $    1,746    $    1,706
Number of notes..................         69,291       71,302         66,264         58,635        51,693

Retail Installment Contracts:
Notes receivable balance ........     $   18,800   $   19,348     $   20,216     $   25,349    $   19,744
Percent of finance receivables...         11.33%        12.17%         14.72%         19.84%        18.29%
Average note balance.............     $    2,072   $    1,856     $    1,677     $    1,831    $    1,750
Number of notes..................          9,073       10,424         12,052         13,843        11,285

Net Interest Margin

     The principal component of our profitability is our net interest margin, which is the difference between the interest we earn on finance receivables and the interest we pay on borrowed funds. In some states, statutes regulate the interest rates that we may charge our customers, while in other states competitive market conditions establish the interest rates we may charge. Differences also exist in the interest rates we earn on the various components of our finance receivable portfolio.

     Unlike our interest income, our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our cost of funds. Our general inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in our cost of funds. Accordingly, increases in market interest rates generally will narrow our interest rate spread and lower our profitability, while decreases in market interest rates generally will widen our interest rate spread and increase our profitability. See "Business--Factors That May Affect Future Results of Operations, Financial Condition or Business--An increase in market interest rates may result in a reduction in our profitability and impair our ability to pay interest and principal on the debentures."

      The following table presents a five year history of important data relating to our net interest margin.

                                                 As of, and for the Years Ended, September 30,
                                         2003          2002          2001          2000          1999
                                       --------      --------      --------      --------      --------
                                                            (dollars in thousands)
Finance receivables balance ........   $165,895      $159,011      $137,314      $127,746      $107,935
Average finance receivables ........   $164,578      $149,729      $131,741      $118,901      $100,391
Average interest bearing
     liabilities (1)................   $131,483      $125,561      $111,195      $100,614      $ 83,467
Total finance income ...............   $ 50,003      $ 45,884      $ 38,965      $ 34,670      $ 28,688
Total interest expense .............   $  9,325      $  9,599      $  9,455      $  8,334      $  6,990
Provision for credit losses.........   $ 12,168      $ 10,594      $  8,264      $  7,476      $  6,577
Net charge-offs.....................   $  9,168      $  8,794      $  7,676      $  6,944      $  5,980

--------------
(1) Averages are computed using month-end balances during the years presented.

Results of Operations

     Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

     Finance Receivables. Our aggregate finance receivables grew 4.3% during fiscal 2003 to $165.9 million on September 30, 2003 from $159.0 on September 30, 2002. This growth was due primarily to increases in finance receivables from the Internet, which grew by more than $11.7 million or 25%. The Internet is a lower-cost method of loan origination and proceed distribution, and we plan to increase this distribution channel in the future.

     Total Revenues. Total revenues in fiscal 2003 increased to $56.9 million from $52.3 million in fiscal 2002, an increase of $4.6 million or 8.8%. These revenues consisted of:

        o Finance income in fiscal 2003 increased to $50.0 million from $45.9 million in fiscal 2002, an increase of $4.1 million or 8.9%. This increase was primarily attributable to an increase in our average loan size due to the higher credit worthiness of an increased number of our customers with higher military rank.
        o Insurance premium and commission revenues in fiscal 2003 increased to $5.3 million from $4.7 million in fiscal 2002, an increase of $.6 million or 12.8%. This increase was also primarily attributable to an increase in our average loan size due to the higher credit worthiness of an increased number of our customers with higher military rank.
        o Other income, fees and commission revenues in fiscal 2003 decreased to $1.6 million from $1.8 million in fiscal 2002, a decrease of $.2 million or 10.0%. This decrease was due primarily to military deployments to the Middle East hostilities, which has somewhat affected demand for our products.

     Provision for Credit Losses. Provision for credit losses in fiscal 2003 increased to $12.2 million from $10.6 million in fiscal 2002, an increase of $1.6 million or 15.1%. This increase was attributable, in part, to a 4% growth in our direct loan portfolio and the uncertainty regarding the Middle East hostilities. The net charge-offs incurred in connection with our finance receivable in fiscal 2003 increased to $9.2 million from $8.8 million in fiscal 2002, an increase of $.4 million or 4.5%. This increase was consistent with the increase in our finance receivable portfolio and was 5.57% of the average finance receivable balance in fiscal 2003 compared to 5.87% in fiscal 2002. Historically, our net charge-offs have been less than 6% of our average finance receivables. Our allowance for credit losses at September 30, 2003 increased to $9.2 million from $6.2 million at September 30, 2002, an increase of $3.0 million or 48.4%. This increase reflects, among other things, our concern regarding uncertainty surrounding possible Middle East hostilities. If this situation were to result in a protracted war, the involvement of military personnel in armed hostilities may increase payment delinquencies and our charge-offs. In addition, if a large number of our borrowers are wounded in combat or killed in action, those customers without credit insurance to pay off the loan for those types of events may not be able to continue to pay their loans as agreed which may cause our delinquencies and ultimately our charge-offs to increase.

     Interest Expense. Interest expense in fiscal 2003 decreased to $9.3 million from $9.6 million in fiscal 2002, a decrease of $.3 million or 3.1%. Our average interest bearing liabilities increased by $5.9 million or 4.7% during fiscal 2003. However, this increase was offset by decreased interest rates. The weighted average interest rate on our debt declined to 7.1% in fiscal 2003 from 7.5% in fiscal 2002.

     Operating Expenses. Operating expenses in fiscal 2003 increased to $29.3 million from $27.6 million in fiscal 2002, an increase of $1.7 million or 6.2%. This increase was primarily due to employment costs, which increased by $1.7 million as we continued efforts to build infrastructure, primarily in Internet distribution facility and product development teams. Facilities costs decreased by $1.1 million due in part to a change in our data services provider for our different facilities throughout the United States. Marketing costs increased by $.5 million due to an increase in initiatives to promote our brand of Pioneer Services and new loan products designed to assist military personnel in need during deployments. Professional fees also increased due to the preparation of the registration statement and amendments to the registration statement in connection with offering the debentures.

     Net Income. In fiscal 2003, income before income taxes was $6.1 million and net income was $4.0 million as compared to fiscal 2002 income before income taxes of $4.5 million and net income of $2.9 million.

     Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

     Financial Receivables. Our aggregate finance receivables grew 15.8% during fiscal 2002 to $159.0 million on September 30, 2002 from $137.3 on September 30, 2001. This growth was due primarily to increases in finance receivables from the Internet, which grew by more than $14.0 million or 42%. The Internet is a lower-cost method of loan origination and proceed distribution, and we plan to increase this distribution channel in the future.

     Total Revenues. Total revenues in fiscal 2002 increased to $52.3 million from $45.1 million in fiscal 2001, an increase of $7.2 million or 15.9%. These consisted of:

        o Finance income in fiscal 2002 increased to $45.9 million from $39.0 million in fiscal 2001, an increase of $6.9 million or 17.8%. This increase was attributable to an increase in the number of loans in our portfolio and an increase in our average loan size due to the higher credit worthiness of an increased number of our customers with higher military rank.
        o Insurance premium and commission revenues in fiscal 2002 increased to $4.7 million from $4.6 million in fiscal 2001, an increase of $.1 million or 2%. While the commissions on credit insurance products remained strong, with growth of approximately $.4 million or 14.4%, the premiums received by our insurance subsidiary declined by $.3 million or 18.7%. This decline was due to a reduced number of policies reinsured with our subsidiary by an unaffiliated insurance carrier over the course of the year. We do not anticipate this trend continuing.
        o Other income, fees and commission revenues in fiscal 2002 increased to $1.8 million from $1.6 million in fiscal 2001, an increase of $.2 million or 10.0%. This revenue was comprised primarily of commissions from sales of roadside assistance policies and health discount cards, as well as commissions from the sale of prepaid cellular phones and phone cards prior to September 1, 2001. The increase was attributable to commissions from sales of discount healthcare cards, which began in January of 2002.

     Provisions for Credit Loss. Provision for credit losses in fiscal 2002 increased to $10.6 million from $8.3 million in fiscal 2001, an increase of $2.3 million or 28.2%. This increase was attributable, in part, to a 19% growth in our direct loan portfolio and the uncertainty regarding the Middle-East hostilities. The net charge-offs incurred in connection with our finance receivable in fiscal 2002 increased to $8.8 million from $7.7 million in fiscal 2001, an increase of $1.1 million or 14.6%. This increase was consistent with the increase in our finance receivable portfolio and was 5.87% of the average finance receivable balance in fiscal 2002 compared to 5.83% in fiscal 2001. Historically, our net charge-offs have been less than 6% of our average finance receivables. Our allowance for credit losses at September 30, 2002 increased to $6.2 million from $4.4 million at September 30, 2001, an increase of $1.8 million or 40.7%. This increase reflects, among other things, our concern regarding uncertainty surrounding possible Middle-East hostilities. If this situation were to result in a protracted war, the involvement of military personnel in armed hostilities may increase payment delinquencies and our charge-offs. In addition, if a large number of our borrowers are wounded in combat or killed in action, those customers without credit insurance to pay off the loan for those types of events may not be able to continue to pay their loans as agreed which may cause our delinquencies and ultimately our charge-offs to increase.

     Interest Expense. Interest expense in fiscal 2002 increased to $9.6 million from $9.5 million in fiscal 2001, an increase of $.1 million or 1.5%. Our average interest bearing liabilities increased by $14.4 million or 12.9% during fiscal 2002. However, this increase was offset by decreased interest rates. The weighted average interest rate on our debt declined to 7.5% in fiscal 2002 from 8.2% in fiscal 2001.

     Operating Expense. Operating expenses in fiscal 2002 increased to $27.6 million from $24.1 million in fiscal 2001, an increase of $3.5 million or 14.7%. This increase was due primarily to increases in employment costs and facilities costs. Employment costs increased by $3.0 million as we enlarged the software development team that is developing a comprehensive enterprise-wide software application and continued efforts to build infrastructure, primarily in our Internet distribution facility, audit and compliance, collections and product development teams. Facilities costs increased by $1.0 million due primarily to the move and expansion of our administrative offices in April 2001, opening of a new retail sales office and the expansion of our Internet facility. Professional fees decreased by $.4 million due to the resolution of a suit we filed against a competitor in 2001.

     Net Income. We generated income before income taxes of $4.5 million and net income of $2.9 million in fiscal 2002 compared to income before income taxes of $3.4 million and net income of $2.1 million in fiscal 2001.

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

     The following sets forth the five year history of our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables:


                                                               As of September 30,
                                     ----------------------------------------------------------------------
                                        2003            2002          2001           2000            1999
                                     ---------       ---------     ---------      ---------       ---------
                                                            (dollars in thousands)
Finance receivables balances......   $ 165,895       $ 159,011     $ 137,314      $ 127,746       $ 107,935
Finance receivables balances 60
  days or more past due...........   $   4,836       $   5,580     $   6,369      $   5,176       $   4,741
Finance receivables balances 60
  days or more past due as a
  percent of finance receivables..        2.92%           3.51%         4.64%          4.05%           4.39%

     Our 60-day delinquency accounts have consistently remained between 2.9% and 4.7% of the entire finance receivable portfolio. In September of 2001, we experienced an increase in delinquencies due to the issues surrounding the September 11th tragedy. In an effort to be sensitive to the activities of the military, we limited collection efforts during the remainder of the month of September. As a result, we ended that year with a delinquency amount in excess of our historical rates.

Credit Loss Experience and Provision for Credit Losses

     General.

     Our provisions for credit losses are charged to income in amounts sufficient to maintain our allowance for credit losses at a level considered adequate to cover the probable losses inherent in our existing finance receivable portfolio. Historical credit loss experience, delinquency of finance receivables, the value of underlying collateral, current economic conditions, current military activities and management's judgment are factors used in assessing the overall adequacy of the allowance and corresponding provision for credit losses. Our allowance for credit losses is developed primarily for our direct finance receivable portfolio as our retail installment contracts are generally covered by dealer reserves. Our methodology for setting the allowance for our direct finance receivable portfolio is described in " -- Critical Accounting Policies," and the dealer reserves for our retail installment contracts are discussed below.

     Direct Loans.

     Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Finance receivables are charged-off when management deems them to be uncollectable through our normal collection procedures or they become 270 days past due. The 270-day limit is required by our senior lending agreement. Approximately one-third of our charge-offs occur before an account is 180 days delinquent. Our primary source of charge-offs is when a customer leaves the military prior to repaying the finance receivable. We generally structure our loans so that the entire amount is repaid prior to a customer's estimated separation from the military, and the number of our customers who depart from the military early has remained relatively constant over time. We, however, cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement any policy or procedure to ensure that we are repaid in full prior to our customer leaving the military. Our second greatest source of loss is when a customer declares bankruptcy.

     The following table shows a five-year historical picture of net charge-offs on direct loans and net charge-offs as a percentage of direct loans. The decrease shown on this table in the percentage of net charge-offs to average monthly balance outstanding resulted primarily from more effective collection efforts.

                                                  As of, and For the Years Ended, September 30,
                                          -------------------------------------------------------------
                                            2003         2002          2001         2000         1999
                                          --------     --------      --------     --------     --------
                                                             (dollars in thousands)
Direct Loans:
   Loans charged-off..................    $ 10,287     $  9,555      $  8,752     $  7,791     $  6,683
   Less recoveries....................       1,048          869         1,080          965          693
                                          --------     --------      --------     --------     --------
   Net charge-offs....................    $  9,239     $  8,686      $  7,672     $  6,826     $  5,990
                                          ========     ========      ========     ========     ========
Average monthly balance
   outstanding (1)....................    $145,511     $130,223      $108,939     $ 95,780     $ 82,114
Percentage of net charge-offs
   to average monthly balance
   outstanding........................        6.35%        6.67%         7.04%        7.13%        7.29%

-------------------
(1) Averages are computed using month-end balances during the years presented.

      Retail Installment Contracts.

     Under our retail merchant reserve arrangements, we withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased. The amounts withheld from a particular retail merchant are recorded in a specific reserve account. Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its specific reserve account. Upon the retail merchant's request, and no more often than annually, we pay the retail merchant the amount by which its specific reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant. Our allowance for credit losses is charged only to the extent that the loss on a retail installment contract exceeds the originating retail merchant's specific reserve account at the time of the loss.

     The following table shows a five-year historical picture of net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts. The fluctuation shown on this table in net charge-offs indicates timing differences resulting from the collection of amounts charged off in prior years.

                                                As of, and For the Years Ended, September 30,
                                        ----------------------------------------------------------------
                                          2003          2002          2001          2000          1999
                                        --------      --------      --------      --------      --------
                                                             (dollars in thousands)
Retail Installment Contracts:
  Contracts charged-off.............    $     83      $    190      $    221      $    338      $    253
  Less recoveries...................         154            82           217           220           264
                                        --------      --------      --------      --------      --------
  Net charge-offs (recoveries)......    $    (71)     $    108      $      4      $    118      $    (11)
                                        ========      ========      ========      ========      ========
Average monthly balance
    outstanding (1).................    $ 19,067      $ 19,506      $ 22,802      $ 23,121      $ 18,277
Percentage of net charge-offs to
    average monthly balance
    outstanding.....................       (0.37)%        0.55%         0.02%         0.51%        (0.06)%

--------------------
(1)   Averages are computed using month-end balances during the years presented.

     The following table sets forth the five year history of our allowance for credit losses on direct loans and retail installment contracts:

                                                   As of, and For the Years Ended, September 30,
                                          2003           2002          2001         2000          1999
                                        --------      --------      --------      --------      --------
                                                              (dollars in thousands)
Average finance receivables (1).        $164,578      $149,729      $131,741      $118,901      $100,391
Provision for credit losses.....        $ 12,168      $ 10,594      $  8,264      $  7,476      $  6,577
Net charge-offs.................        $  9,168      $  8,794      $  7,676      $  6,944      $  5,980
Net charge-offs as a percentage of
  average finance receivables...            5.57%         5.87%         5.83%         5.84%         5.96%
Allowance for credit losses.....        $  9,221      $  6,221      $  4,421      $  3,833      $  3,301
Allowance as a percentage of
  average finance receivables...            5.60%        4.15%          3.36%         3.22%         3.29%

------------------
(1)   Averages are computed using month-end balances during the years presented.

      Allowance for Credit Losses.

     The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for credit losses which take into consideration the historical credit loss experience of the Company, delinquency trends, current economic conditions, current or future military deployments, and the composition of the finance receivable portfolio. The Company uses various ratio analyses in evaluating prior finance receivable losses and delinquency experience. These and other analyses are used to measure historical movement of finance receivables through various levels of repayment, delinquency, and loss. These results and management's judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside the Company's control, such as economic conditions and current or future military deployments. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See "-- Critical Accounting Policies."

     The following table sets forth the five year history of the components of our allowance for credit losses on direct loans and retail installment contracts:

                                                 As of, and For the Years Ended, September 30,
                                       ------------------------------------------------------------------
                                         2003          2002          2001           2000          1999
                                       ---------     ---------     ---------      ---------     ---------
                                                            (dollars in thousands)
Balance beginning of period........    $   6,221     $   4,420     $   3,833      $   3,301     $   2,704
Charge-offs:
  Loans charged-off................      (10,370)       (9,745)       (8,973)        (8,129)       (6,936)
  Recoveries.......................        1,202           952         1,296          1,185           956
Net charge-offs....................       (9,168)       (8,793)       (7,677)        (6,944)       (5,980)
Provision for credit losses........       12,168        10,594         8,264          7,476         6,577
Balance end of period..............    $   9,221     $   6,221     $   4,420      $   3,833     $   3,301

Nonearning Assets

     Accrual of interest income is suspended when a payment has not been received for 60 days or more, and the interest due exceeds an amount equal to 60 days of interest charges. The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received.

     Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 60 days. Nonearning assets at September 30, 2003 decreased to $4.84 million from $5.58 million at September 30, 2002, a decrease of $740,000 or 13.0%. This decrease was primarily the result of enhanced collection efforts.

Loan Origination

     Our loan origination is the most important factor in determining our future revenues. Our loan origination in fiscal 2003 decreased to $188.5 million from $191.9 million in fiscal 2002, a decrease of $3.4 million or 1.8%. This decrease was due primarily to military deployments to the Middle East hostilities and other deployments of military personnel for extended periods of time, which has somewhat affected demand for our loans.

     The following table sets forth the five year history of our overall loan originations and lending activities by direct loan and retail installment contract:

                                                 As of, and For the Years Ended September 30,
                                    ----------------------------------------------------------------------
                                           (dollars in thousands, except for average note amounts)
                                       2003           2002           2001           2000           1999
                                    ----------     ----------     ----------     ----------     ----------
Total Loan Origination:
Gross balance.................      $  188,464     $  191,931     $  158,594     $  158,220     $  136,457
Number of notes...............          59,670         67,483         62,123         63,123         56,570
Average note amount...........      $    3,158     $    2,844     $    2,553     $    2,507     $    2,412

Direct Loans:
Gross balance.................      $  173,013     $  175,932     $  144,693     $  134,870     $  117,064
Number of notes...............          55,075         62,532         57,576         54,558         48,724
Average note amount...........      $    3,141     $    2,813     $    2,513     $    2,472     $    2,403

Retail Installment Contracts:
Gross balance.................      $   15,451     $   15,999     $   13,901     $   23,350     $   19,393
Number of notes...............           4,595          4,951          4,547          8,565          7,846
Average note amount...........      $    3,363     $    3,231     $    3,057     $    2,726     $    2,472

Liquidity and Capital Resources

     A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Investing activities are our principal use of cash, which is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference, if any, between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments. Cash used in investing activities in fiscal 2003 was $16.8 million which was funded from the $17.8 million of cash from operating activities. Cash used in investing activities in fiscal 2002 was $31.2 million and was primarily funded by $16.3 million from operating activities and $13.6 million from financing activities.

     Financing activities primarily consist of borrowings and repayments relating to our bank debt, an unsecured revolving credit line from our parent and our junior subordinated debentures. Cash used in financing activities in fiscal 2003 was $.1 million compared to cash provided of $13.6 million in fiscal 2002. There was no net increase in borrowings in fiscal 2003 because cash from operating activities was sufficient to fund investing needs. Information about the length to maturity of our debt may be found in Note 3 of the Notes to Consolidated Financial Statements. The revolving credit line from our parent consists of various borrowings at 2% above the prime rate. See Note 5 of the Notes to Consolidated Financial Statements for general remunerations.

     Senior Indebtedness-Bank Debt.

     The senior lending agreement was amended and restated on October 1, 2003. The terms of the senior lending agreement are substantially the same as before the amendment. Our senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Currently, eleven (11) banks are a party to the senior lending agreement, as amended. Any bank may elect not to participate in any future fundings at any time without penalty. As of December 1, 2003, we could request up to approximately $20.62 million in additional funds pursuant to the terms of the senior lending agreement, as amended. No bank, however, has any contractual obligation to lend us these additional funds. In connection with borrowing under the senior lending agreement we are subject to certain financial and other restrictive covenants.

     On or before March 31 of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of December 1, 2003, ten (10) banks of the eleven (11) that are a party to our senior lending agreement have indicated in writing their willingness to participate in fundings up to an aggregate of $185.5 million during the next 12 months, including all amounts currently outstanding under the senior lending agreement.

     If a bank were to elect not to participate in future fundings, any existing borrowings from that bank under the revolving credit line would be payable in twelve equal monthly installments. We anticipate that we would repay that amount through borrowings from other banks participating in the senior lending agreement. Any existing borrowings under amortizing notes or single pay term notes from the bank electing not to participate would be repayable according to their original terms. Currently, we limit the amount we borrow from any one bank to $20 million. This limitation lessens our dependence on any one bank and the potential effect on our operations and liquidity if that bank elects not to participate in future financing. During fiscal 2000 and 2001, two banks elected not to extend further credit to us, however, those banks were replaced with two new banks prior to September 30, 2001, and our operations and liquidity were not affected during that period.

     Historically, we have had adequate time to replace any lender electing not to participate in future fundings. However, there can be no assurance that we will be able to replace a lender in the future or that a lender's decision not to extend us further credit would not have a material adverse effect on our liquidity. In the event we are unable to raise adequate capital under our senior lending agreement, we would pursue alternative funding options. These alternatives might include the securitization of our finance receivables, obtaining committed financing from a bank syndicate, a private placement of debt or equity, an expansion of our junior subordinated debenture program, or an initial public offering of our equity.

     Our senior lending agreement gives us access to a revolving credit line, amortizing notes and single pay term notes. As of December 1, 2003, the outstanding balance under the revolving credit line was approximately

$11.38 million floating at prime rate, or 4.0%. The revolving credit line is payable upon demand in 12 equal monthly payments of principal and monthly payments of interest on the outstanding principal on the tenth day of each month. As of December 1, 2003, the outstanding balance of the amortizing notes was approximately $100.7 million, with interest rates fixed at 270 basis points over the ninety day moving average of like-term Treasury notes at the time the notes were issued. All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments. As of December 1, 2003, we had approximately 208 amortizing notes outstanding with a weighted average maturity of approximately 33.9 months and a weighted average interest rate of approximately 6.2%. The rates and terms of single pay term notes are negotiable when issued and the interest rates are fixed for the term of the note. These notes typically have a term of 36 to 48 months and require interest only payments until maturity. As of December 1, 2003, we had 2 single pay term notes outstanding in an aggregate amount of approximately $2 million, with a weighted average maturity of approximately 2.87 months and a weighted average interest rate of approximately 8.9%. Interest on all borrowings under our senior lending agreement is payable monthly.

     Substantially all of our assets secure this bank debt. The senior lending agreement also limits, among other things, our ability to (1) incur additional debt from the banks that are party to the agreement beyond that allowed by specific financial ratios and tests, (2) pay dividends, (3) make certain other restricted payments, (4) consummate certain asset sales and dispositions, (5) merge or consolidate with any other person, and (6) incur additional debt for borrowed money. In addition, the senior lending agreement limits the amounts that we can pay to our parent each year. In fiscal 2003, the senior lending agreement prohibits us from paying our parent more than $700,000 for strategic planning services, professional services, the use of intellectual property rights, product identification and branding and service charges.

     Under the senior lending agreement, both before and after amendment, we are also subject to certain financial covenants that require us, among other things, to maintain specific financial ratios and to satisfy certain financial tests. In part, these include: (a) an Allowance for Credit Losses (as defined in the senior lending agreement, as amended) equal to or greater than the Allowance for Credit Losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 3% of our net receivables, (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the senior lending agreement, as amended) as of the end of each quarter to not greater than
4.75 to 1.00, and (c) a Senior Indebtedness to Net Receivable Ratio (as defined in the senior lending agreement, as amended) as of the end of each quarter of no more than 80%. We are also required to maintain a Consolidated Total Required Capital (as defined in the senior lending agreement, as amended) of at least $12.5 million plus 50% of the cumulative positive net income earned during each of our fiscal years ending after September 30, 2002, which approximates $14.49 million as of September 30, 2003. The breach of any of these covenants or other terms of the senior lending agreement could result in a default under the senior lending agreement. If we breach certain financial covenants under the senior lending agreement, the banks would have the right to receive 80% of all payments we receive on our consumer loans and retail installment contracts. In addition, if a default occurs the lenders could seek to declare all amounts outstanding under the senior lending agreement, together with accrued and unpaid interest, to be immediately due and payable. As of September 30, 2003, we were in material compliance with all loan covenants.

     Senior Indebtedness-Parent Debt.

     We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2%. At September 30, 2003, there was $1.7 million outstanding under this credit facility with an interest rate of 6.00%.

     Senior Indebtedness Table.

     The following table sets forth a five year history of the total borrowings and availability under our senior lending agreement and our revolving line from our parent, consisted of:

                                                              As of September 30,
                                       ----------------------------------------------------------------------
                                                               (dollars in thousands)
                                         2003           2002            2001           2000            1999
                                       ---------      ---------      ---------       ---------      ---------
Revolving Credit Line (1):
  Total facility................       $  31,000      $  27,000      $  23,000       $  22,000      $  20,000
  Balance at end of year  ......       $  12,293      $  12,718      $  12,310       $  10,851      $   9,138
  Maximum available credit (3)..       $  18,707      $  14,282      $  10,690       $  11,149      $  10,862

Term Notes (2):
  Total facility................       $ 140,036      $ 125,470      $ 123,432       $  99,755      $  90,730
  Balance at end of year........       $  99,471      $  97,925      $  83,847       $  80,466      $  64,561
  Maximum available credit (3)..       $  40,565      $  27,545      $  39,585       $  19,289      $  26,169

Total Revolving and Term Notes
   (1)(2):
  Total facility................       $ 171,036      $ 152,470      $ 146,432       $ 121,755      $ 110,730
  Balance at end of year........       $ 111,764      $ 110,643      $  96,157       $  91,317      $  73,699
  Maximum available credit (3)..       $  59,273      $  41,827      $  50,275       $  30,438      $  37,031
  Credit facility available (4).       $  13,575      $  11,589      $  10,157       $   7,813      $  10,008
  Percent utilization of the total
    facility....................           65.34%         72.60%         65.70%          75.00%         66.60%

----------------
(1)   Includes revolving credit line from our parent.

(2)   Includes amortizing notes and single payment term notes.

(3) Maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80%.

(4) Credit available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80%.

     Outstanding Subordinated Debt.

     We also fund our liquidity needs through the sale of unsecured junior subordinated debentures. These debentures have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these debentures at any time upon 30 days written notice. As of September 30, 2003, we had issued approximately $21.4 million of these junior subordinated debentures at a weighted average interest rate of 9.51%.

     The sale of these debentures provides us with additional liquidity and capital resources. Issuing these debentures increases our tangible net worth which allows us to borrow larger amounts under our senior lending agreement. To finance growth in our finance receivables portfolio, we intend to borrow additional funds under our senior lending agreement from time to time as we sell additional debentures.

     Dividends From Subsidiaries.

     Our reinsurance subsidiary is subject to the laws and regulations of the state of Arizona which limit the amount of dividends our reinsurance subsidiary can pay to us and require us to maintain a certain capital structure. In the past, these regulations have not had a material impact on our reinsurance subsidiary or its ability to pay dividends to us, and we do not expect these regulations will have a material impact on our business or the business of our reinsurance subsidiary in the future.

Impact of Inflation and General Economic Conditions

     Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. A significant and sustained increase in interest rates could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on our customer loans and interest rates we pay under our senior lending agreement and debentures. Inflation also may negatively affect our operating expenses.

Recent and Proposed Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, as liabilities or assets in some circumstances. Forward contracts to repurchase an issuer's equity shares that require physical settlement in exchange for cash are initially measured at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatory redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. It is the opinion of management that this standard did not have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose
(a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee at its inception.

     The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements ending after December 15, 2002. It is the opinion of management that the provisions of this standard did not have a material impact on our financial position or results of operations.

Critical Accounting Policies

     Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the finance company industry. The significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1 to the Consolidated Financial Statements.

     Allowance for Credit Loss and Provision for Credit Loss.

     Critical accounting policies require management to make estimates and assumptions, which affect the reported amounts of assets, liabilities, income and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position and results of operations. We consider our policies regarding the allowance and resulting provision for credit losses to be our only critical accounting policy due to the significant degree of management judgment that is applied in establishing the allowance and the provision.

     To manage our exposure to credit losses, we use credit risk scoring models for finance receivables that we originate or perform due diligence investigations for finance receivables that we purchase. In addition, we generally structure the repayment terms so that the entire loan is repaid prior to the customer's estimated separation from the military.

     We have a credit committee that evaluates our finance receivable portfolio quarterly. Our portfolio consists of a large number of relatively small, homogenous accounts. None of our accounts is large enough to warrant individual evaluation for impairment. Our credit committee considers numerous qualitative and quantitative factors in estimating losses inherent in our finance receivable portfolio, including the following:

        o     Civilian status
        o     Current or future military deployments
        o     Current economic conditions
        o     Prior finance receivable loss and delinquency experience
        o     The composition of our finance receivable portfolio


     Our credit committee uses several ratios to aid in the process of evaluating prior finance receivable loss and delinquency experience. Each ratio is useful, but each has its limitations. These ratios include:

      o Delinquency ratio - finance receivables 60 days or more past due as a percentage of finance receivables
      o Allowance ratio - allowance for finance receivable losses as a percentage of finance receivables
      o Charge-off ratio - net charge-offs as a percentage of the average of finance receivables at the beginning of each month during the period
      o Charge-off coverage - allowance for finance receivable losses to net charge-offs

     We use migration analysis as one of the tools to determine the appropriate amount of allowance for credit losses. Migration analysis is a statistical technique that attempts to predict the future amount of losses for existing pools of finance receivables. This technique applies empirically measured historical movement of like finance receivables through various levels of repayment, delinquency, and loss. These results are used to estimate future losses for the finance receivables existing at the time of analysis. We calculate migration analysis using different scenarios based on varying assumptions in order to evaluate the widest range of possible outcomes.

      Impact of using other estimates and assumptions.

     If we had chosen to establish the allowance for credit losses at the highest and lowest levels produced by the various migration analysis scenarios, our allowance for credit losses at September 30, 2003 and provision for credit losses and net income for fiscal 2003 would have changed as follows:

                                                 Increase (decrease)
                                               ----------------------
                                                   (in thousands)
                                               Highest       Lowest
                                               -------       -------
Allowance for credit losses............        $   716       $(1,457)
Provision for credit losses............            716        (1,457)
Net income.............................        $  (458)      $   932


     In addition to these models, our credit committee exercises its judgment, based on each committee member's experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. We consider this estimate to be a critical accounting estimate that affects our net income in total and the pretax operating income of our business. See " -- Credit Loss Experience and Provision for Credit Losses."

Contractual Obligations

     We have the following payment obligations under current financing and leasing arrangements as of September 30, 2003:

                                                                       Payments Due By Period
                                                     ------------------------------------------------------------
                                                       Less than
Contractual Obligations:                Total           1 year         1-3 years      4-5 years     After 5 years
                                     ------------    ------------   ------------    ------------    -------------
Long-term debt...................    $120,908,041    $ 43,481,019   $ 59,149,387    $ 10,784,437    $   7,493,198
Operating leases.................       3,540,833         696,533      1,355,894       1,211,273          277,133
                                     ------------    ------------   ------------    ------------    -------------
Total contractual cash
   obligations..........             $124,448,874    $ 44,177,552   $ 60,505,281    $ 11,995,710    $   7,770,331
                                     ============    ============   ============    ============    =============

                                                             Amount of Commitment Expiration Per Period
                                                     ------------------------------------------------------------
Other Commercial                     Total Amounts     Less than
Commitments:                           Committed        1 year        1-3 years       4-5 years     Over 5 years
                                     ------------    ------------   ------------    ------------    -------------

Lines of credit................      $ 12,292,841    $ 12,292,841(1)         ---             ---              ---

-----------------
(1)   Includes $1,712,841 owed to our parent.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on our borrowings. A substantial and sustained increase in market interest rates could adversely affect our growth and profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short term variable rate debt and medium and long term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Net Interest Margins."

     The amounts set forth below show the impact on earnings of changes in interest rates on our variable rate debt as of the time it is scheduled to adjust, and upon the debt that is scheduled to mature during 2004, assuming adjustments to, or refinancing at, rates available to us at September 30, 2003. Changes in our interest expense for various possible fluctuations in the interest rates of our debt for fiscal 2004 may be estimated as follows:

Decrease/increase:                        -2%            -1%              0%             +1%             +2%
                                     ------------    ------------   ------------    ------------    -------------
Revolving credit line..........      $   (211,600)   $   (105,800)  $          0    $    105,800    $     211,600
Amortizing and single
   pay term notes.......               (1,318,540)       (914,080)      (509,620)       (105,160)         299,300
Junior subordinated debt.......           (61,004)        (30,654)          (304)         30,047           60,397
                                     ------------    ------------   ------------    ------------    -------------
   Total impact on
     interest expense...             $ (1,591,144)   $ (1,050,534)  $   (509,924)   $     30,687    $     571,297
                                     ============    ============   ============    ============    =============

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          Index to Financial Statements


                                                                           Page

Independent Accountants' Report.........................................   29

Consolidated Balance Sheets September 30, 2003 and 2002.................   30

Consolidated Statements of Income for the years ended September 30,
2003, 2002 and 2001.....................................................   31

Consolidated Statements of Retained Earnings for the years ended
September 30, 2003, 2002 and 2001.......................................   32

Consolidated Statements of Cash Flows for the years ended September 30,
2003, 2002 and 2001.....................................................   33

Notes to Consolidated Financial Statements..............................   34

                         Independent Accountants' Report
                         -------------------------------



Board of Directors
Pioneer Financial Services, Inc.
Kansas City, Missouri


We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc., a Missouri corporation (the "Company"), as of September 30, 2003 and 2002, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Financial Services, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ BKD, LLP
                                                ------------------------------
                                                BKD, LLP

Kansas City, Missouri
October 29, 2003

                         PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2003 AND 2002

                                     ASSETS


                                               2003                 2002
                                          --------------       --------------

Cash                                      $    2,039,109       $    1,150,863
Other investments                              1,962,614            1,868,509

Finance receivables:
     Direct receivables                      147,095,062          139,663,612
     Retail installment contracts             18,799,693           19,347,567
                                          --------------       --------------
Finance receivables before allowance
   for credit losses                         165,894,755          159,011,179
      Allowance for credit losses             (9,220,868)          (6,220,869)
                                          --------------       --------------
Net finance receivables                      156,673,887          152,790,310

Furniture and equipment, net                   1,467,077            1,577,950
Deferred income taxes                          3,364,700            2,331,000
Prepaid and other assets                         334,859              278,154
                                          --------------       --------------

Total assets                              $  165,842,246       $  159,996,786
                                          ==============       ==============


                      LIABILITIES AND STOCKHOLDER'S EQUITY


Revolving credit line - banks             $   10,580,000      $    10,776,000
Revolving credit line - affiliate              1,712,841            1,941,831
Accounts payable                                 945,038            1,240,629
Accrued expenses and other liabilities        10,940,246            9,396,204
Amortizing and single pay term notes          99,471,296           97,925,405
Junior subordinated notes                     21,436,745           21,396,438
                                          --------------       --------------

Total liabilities                            145,086,166          142,676,507
                                          --------------       --------------

Stockholder's equity:
  Common stock, $100 par value
    (authorized 20,000 shares; issued and
    outstanding 17,136 shares)                 1,713,600            1,713,600
  Retained earnings                           19,042,480           15,606,679
                                          --------------       --------------

Total stockholder's equity                    20,756,080           17,320,279
                                          --------------       --------------

Total liabilities and stockholder's
  equity                                  $  165,842,246       $  159,996,786
                                          ==============       ==============

                See Notes to Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                                       Year Ended September 30,
                                        -----------------------------------------------------

                                            2003                 2002                 2001
                                        -----------          -----------          -----------
Revenue
     Finance income                     $50,003,315          $45,883,890          $38,964,775
     Insurance premiums
       and commissions                    5,287,574            4,651,960            4,561,416
     Other income, fees
       and commissions                    1,645,888            1,754,713            1,595,834
                                        -----------          -----------          -----------


Total revenue                            56,936,777           52,290,563           45,122,025

Provision for credit losses              12,167,529           10,593,540            8,264,275
Interest expense                          9,325,322            9,598,667            9,454,989
                                        -----------          -----------          -----------


Net revenue                              35,443,926           32,098,356           27,402,761

Operating Expenses
     Employment costs                    18,762,187           17,039,136           14,031,166
     Facilities                           4,997,806            6,141,365            5,094,921
     Marketing                            2,063,488            1,559,167            1,707,820
     Professional fees                    2,169,035            1,689,010            2,094,805
     Other                                1,332,541            1,160,574            1,123,629
                                        -----------          -----------          -----------

Total operating expenses                 29,325,057           27,589,252           24,052,341
                                        -----------          -----------          -----------

Income before income taxes                6,118,869            4,509,104            3,350,420
Provision for income taxes                2,139,000            1,645,000            1,210,000
                                        -----------          -----------          -----------

Net income                              $ 3,979,869          $ 2,864,104          $ 2,140,420
                                        ===========          ===========          ===========

Net income per share
     basic and diluted                  $    232.25          $    167.14          $    124.91
                                        ===========          ===========          ===========

                See Notes to Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS




                                                    Year Ended September 30,
                                    -------------------------------------------------------
                                         2003                 2002                2001
                                    --------------      --------------       --------------
Retained earnings, beginning of
 year                               $   15,606,679      $   13,147,497       $   11,356,480

Net income                               3,979,869           2,864,104            2,140,420

Dividends paid ($31.75; $23.63
 and $20.39 per share)                    (544,068)           (404,922)            (349,403)
                                    --------------      --------------       --------------

Retained earnings, end of year      $   19,042,480      $   15,606,679       $   13,147,497
                                    ==============      ==============       ==============


                See Notes to Consolidated Financial Statements


                        PIONEER FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year Ended September 30,
                                         ----------------------------------------------------
                                             2003               2002                 2001
                                         ------------       ------------         ------------
Cash Flows from Operating Activities:
    Net income                           $  3,979,869       $  2,864,104         $  2,140,420
    Items not requiring (providing) cash:
       Provision for credit losses on
           finance receivables             12,167,528         10,593,540            8,264,275
       Depreciation                           735,784          1,165,973              863,190
       Compounded interest added to
         junior subordinated debt           1,190,811          1,111,331            1,017,212
       Deferred income taxes               (1,033,700)          (718,900)            (229,400)
       Loss on disposal/donation of
         equipment                             47,794             16,845               38,174
    Changes in:
       Accounts payable and accrued
         expenses                             812,819          1,066,145              175,243
       Other
                                              (56,705)           222,588             (320,610)
                                         ------------       ------------         ------------
         Net cash provided by
           operating activities            17,844,200         16,321,626           11,948,504
                                         ------------       ------------         ------------
Cash Flows From Investing Activities:
    Loans originated                     (120,036,891)      (123,772,782)        (102,097,953)
    Loans purchased                       (15,451,391)       (15,998,887)         (13,901,139)
    Loans repaid                          119,437,177        109,280,600           98,755,408
    Capital expenditures                     (661,840)          (600,653)            (898,809)
    Securities purchased                     (317,970)          (518,997)            (115,444)
    Securities matured                        213,000            383,635              205,561
                                         ------------       ------------         ------------
      Net cash used in investing
         activities                       (16,817,915)       (31,227,084)         (18,052,376)
                                         ------------       ------------         ------------
Cash Flows from Financing Activities:
    Net borrowing under lines of
      credit                                   10,642            641,414            2,145,100
    Proceeds from issuance of
      long-term debt                       45,850,802         52,852,841           33,995,980

    Repayment of long-term debt           (45,455,415)       (39,461,911)         (29,864,147)
    Dividends paid                           (544,068)          (404,922)            (349,403)
                                         ------------       ------------         ------------
      Net cash provided by
         (used in) financing activities      (138,039)        13,627,422            5,927,530
                                         ------------       ------------         ------------

Net Increase (Decrease) in Cash               888,246         (1,278,036)            (176,342)
Cash, Beginning of Year                     1,150,863          2,428,899            2,605,241
                                         ------------       ------------         ------------
Cash, End of Year                        $  2,039,109       $  1,150,863         $  2,428,899
                                         ============       ============         ============

Additional Cash Flow Information:
    Interest paid                        $  8,191,261       $  8,462,313         $  8,371,853
    Income taxes paid                    $  2,867,426       $  3,047,633         $  1,265,830

                 See Notes to Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2003, 2002 AND 2001



NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Concentration
--------------------------------------

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

Principles of Consolidation and Business Combinations
-----------------------------------------------------

The accompanying consolidated financial statements include the accounts of Pioneer Financial Services, Inc. (a wholly-owned subsidiary of Pioneer Financial Industries, Inc.) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

On September 30, 2003, the Company acquired three subsidiaries of Pioneer Financial Industries, Inc. for $204,708 in cash. Because these entities and the Company were under the common control of Pioneer Financial Industries, Inc., the assets and liabilities acquired were recorded at their carrying amounts in the accounts of the transferring entity as of September 30, 2003. Because the effect on the Company's results of operations is not material for any period, the Company has not presented the statement of financial position and other financial information as though the assets and liabilities had been acquired as of the beginning of fiscal year 2003 nor has it restated any financial statements for prior periods.

Use of Estimates
----------------

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

Investments
-----------

Investments consist primarily of certificates of deposit, amounting to $356,436 and $355,873 and certain debt securities, amounting to $1,606,178 and $1,512,636 at September 30, 2003 and 2002, respectively. These debt securities, which the Company has the positive intent and ability to hold until maturity, are classified as held-to-maturity and valued at historical cost, adjusted for amortization of premiums and accretion of discounts computed by the level-yield method. Of the held-to-maturity debt securities at September 30, 2003, $422,010 matures in less than one year, $1,084,168 matures between one and five years and $100,000 matures between six and ten years. The recorded value of these investments approximates fair value at September 30, 2003 and 2002. Investments aggregating $1,862,614 and $1,768,509 at September 30, 2003 and 2002,
respectively, were required as statutory reserves and are on deposit with regulatory authorities or maintained in trust accounts.

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Revenue Recognition
-------------------

Interest income on finance receivables is recognized using a method which approximates the level-yield method. Late charges are credited directly to income when received. Accrual of interest income on finance receivables is suspended when a payment has not been received for 60 days or more, and the interest due exceeds an amount equal to 60 days of interest charges. The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received.

Credit property, life, accident and health insurance premiums are placed with non-related insurance companies. Premiums on such insurance are remitted to the insurance companies, net of applicable advance commissions, which commissions are credited to income ratably over policy terms. Retrospective insurance commissions, if any, on this insurance are taken into income only as received. Pioneer Military Insurance Company, a subsidiary of the Company, reinsures from a non-affiliated insurance company risks on the credit accident and health insurance policies written on a portion of loans to customers of the Company. Reinsurance premiums are recognized as revenue over the period of risk in proportion to the amount of insurance protection provided.

Allowance for Credit Losses
---------------------------

The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. Finance receivables are charged-off when management deems them to be uncollectable through normal collection procedures or they become 270 days delinquent. The Company has developed policies and procedures for assessing the adequacy of the allowance for credit losses which take into consideration the historical credit loss experience of the Company, delinquency trends, current economic conditions, current or future military deployments, and the composition of the finance receivable portfolio. The Company uses various ratio analyses in evaluating prior finance receivable losses and delinquency experience. These and other analyses are used to measure historical movement of finance receivables through various levels of repayment, delinquency, and loss. The results and management's judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside the Company's control, such as economic conditions and current or future military deployments. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.

Furniture and Equipment
-----------------------

Furniture and equipment are carried at cost and depreciated over the estimated useful life of each asset. At September 30, 2003 and 2002, accumulated depreciation was $3,944,059 and $4,076,860, respectively.

Software and Development Costs
------------------------------

The Company capitalizes purchased software which is ready for use and amortizes the cost on a straight-line basis over its estimated useful life. The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project. Management generally authorizes further funding when it deems it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only direct external costs and payroll and payroll-related costs for employees directly associated with the internal-use software project. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Software development costs are amortized on a straight-line basis over the estimated useful life of the software.

                       PIONEER FINANCIAL SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income per Share
--------------------

Net income per share is computed based upon the weighted-average common shares outstanding of 17,136 during each period. There are no potentially dilutive securities issued and outstanding.

Income Taxes
------------

The Company files its federal income tax return on a consolidated basis with its parent company, Pioneer Financial Industries, Inc., and other affiliates. The provision for income taxes in the accompanying consolidated statements of income represents the Company's share of the consolidated income tax provision on a separate return basis.

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Fair Value of Financial Instruments
-----------------------------------

The fair values of finance receivables and borrowings were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Because no market exists for these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values represent values at which the respective financial instruments could be sold individually or in the aggregate. The carrying amounts for cash, accounts payable and current liabilities are a reasonable estimate of their fair values. The fair value of other investments is based on quoted market prices. Additional information about the fair value of financial instruments is contained in Notes 2 and 3.


NOTE 2:  FINANCE RECEIVABLES

Loan Portfolio
--------------

At September 30, 2003 and 2002, finance receivables totaled $165,894,755 and $159,011,179, respectively; all receivables originated from direct loans and retail installment contracts. Direct loans originated in 2003 and 2002 averaged $3,141 and $2,813 with a weighted maturity of 25.7 and 24.2 months, respectively, while retail installment contracts averaged $3,363 and $3,231 with a weighted maturity of 29.6 and 30.1 months, respectively. Approximately 95% of finance receivables were paid electronically via the Government Allotment System or through the National Automated Clearinghouse Association for the years ended September 30, 2003 and 2002. At September 30, 2003 and 2002, the accrual of interest income had been suspended on $4,836,146 and $5,579,681 of loans, respectively.

At September 30, 2003 and 2002, the fair value of notes receivable approximates book value.

Allowance for Credit Losses
---------------------------

Changes in the allowance for credit losses are as follows:

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:  FINANCE RECEIVABLES (Continued)

                                          Year Ended September 30,
                                 -------------------------------------------
                                     2003           2002             2001
                                 -----------    -----------      -----------
Balance, beginning of year       $ 6,220,869    $ 4,420,869      $ 3,832,868

  Provision for credit losses     12,167,528     10,593,540        8,264,275
  Loans charged off              (10,370,150)    (9,744,584)      (8,972,679)
  Recoveries                       1,202,621        951,044        1,296,405
                                 -----------    -----------      -----------

Balance, end of year             $ 9,220,868    $ 6,220,869      $ 4,420,869
                                 ===========    ===========      ===========

NOTE 3:  BORROWINGS

Senior Lending Agreement
------------------------

On September 30, 2003, the Company had a senior lending agreement with a group of banks, which is an uncommitted facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to the Company in the future. At September 30, 2003, the Company had the ability to request up to $171.0 million in the form of revolving credit lines, amortizing notes and single pay term notes if it satisfied all terms of its senior lending agreement including maintaining a Senior Indebtedness to Net Receivable Ratio (as defined in the senior lending agreement) of not more than 80%. Any bank may elect not to participate in any future funding at any time without penalty. At September 30, 2003, pursuant to the terms of the senior lending agreement , the Company could request up to $13,574,972 in additional funds from nine banks. No bank, however, has any contractual obligation to lend the Company these additional funds.

On or before March 31 of each year, each bank that is a party to the senior lending agreement is to deliver to the Company a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of March 31, 2003, nine banks indicated in writing their willingness to participate in fundings up to an aggregate of $165.5 million during the next 12 months, including all amounts currently outstanding under the senior loan agreement.

If a bank were to elect not to participate in future fundings, any existing borrowings from that bank under the revolving credit line would be payable in twelve equal monthly installments. The Company anticipates that it would repay that amount through borrowings from other banks participating in the senior lending agreement. Any existing borrowings under amortizing notes or single pay term notes from the bank electing not to participate would be repayable according to their original terms.

Advances outstanding under the revolving credit line were $10,580,000 and $10,776,000 at September 30, 2003 and 2002, respectively. The revolving credit line is payable upon demand in 12 equal monthly payments of principal. Interest on borrowings under the revolving credit line is payable monthly and floats with prime which was 4.00% at September 30, 2003. At September 30, 2003 and 2002, the aggregate balance outstanding under amortizing and single pay term notes was $99,471,296 and $97,925,405, respectively. Interest on the amortizing notes is fixed at 270 basis points over the ninety day moving average of like-term Treasury notes when issued and interest on the single pay notes is negotiable when issued and fixed for the term of the note. There were 206 and 229 amortizing

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  BORROWINGS (Continued)

and term notes outstanding at September 30, 2003 and 2002 with a weighted average interest rate of 6.43% and 7.42%, respectively. Interest on all borrowings under the senior lending agreement is payable monthly. Substantially all of the Company's assets secure this bank debt. The senior lending agreement limits, among other things, the Company's ability to (1) incur additional debt from the banks that are party to the agreement beyond that allowed by specific financial ratios and tests, (2) pay dividends, (3) make certain other restricted payments, (4) consummate certain asset sales and dispositions, (5) merge or consolidate with any other person and (6) incur additional debt for borrowed money.

The senior lending agreement also contains certain restrictive covenants that require the Company, among other things, to maintain specific financial ratios and to satisfy certain financial tests including: (a) an Allowance for Credit Losses (as defined in the senior lending agreement) equal to or greater than the Allowance for Credit Losses at the end of the prior fiscal year and at no time less than 2% of net receivables, (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the senior lending agreement) as of the end of each quarter not greater than 4.75 to 1.00, and (c) Senior Indebtedness to Net Receivable Ratio (as defined in the senior lending agreement) as of the end of each quarter of no more than 80%. The Company is also required to maintain a Consolidated Total Required Capital (as defined in the senior lending agreement) of at least $9 million plus 50% of the cumulative net income during each fiscal year ending after September 30, 1999 ($14,420,878 at September 30, 2003). The breach of any of these covenants could result in a default under the senior lending agreement, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable. The Company is in compliance with all loan covenants at September 30, 2003.

On October 1, 2003, this agreement was extended to mature on October 1, 2005. There are no substantive changes in this new agreement that will affect the Company's ability to borrow money or comply with its covenants.

Parent Company Line of Credit
-----------------------------

The Company has a $2,000,000 unsecured revolving line of credit from its sole shareholder, Pioneer Financial Industries, Inc., which is due upon demand. Advances outstanding under this revolving line of credit were $1,712,841 and $1,941,831 at September 30, 2003 and 2002. Interest is charged at prime plus 2% (6.00% at September 30, 2003) and is payable monthly.

Junior Subordinated Debentures
------------------------------

The Company has also borrowed through the issuance of junior subordinated debentures with an outstanding balance of $21,436,745 and $21,396,438 at September 30, 2003 and 2002, respectively. The junior subordinated debentures are non-redeemable before maturity by the holders, are issued at various rates and mature one to ten years from date of issue. The Company, at its option, may redeem and retire any or all of the debentures upon 30 days written notice. All debentures are renewable for a like term at the prevailing interest rate, unless presented for payment. The average debenture size was $23,609 and $22,035, with a weighted interest rate of 9.51% and 9.44% at September 30, 2003 and 2002, respectively.

On May 13, 2003, the Securities and Exchange Commission declared the Company's registration statement effective permitting the sale of $25 million principal amount of Junior Subordinated Debentures over a two-year period.

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  BORROWINGS (Continued)

The retainment percentages for the debentures maturing in 2003 and 2002 are as follows:

Fiscal                                     Total                   Retainment
Year         Renewed      Reinvested     Retained     Amount Due   Percentage
-----      -----------    ----------     --------     ----------   ----------
2003       $   178,374    $  481,326     $659,700     $2,409,359       27.38%
2002       $   468,144    $  260,923     $729,067     $2,215,641       32.91%


Maturities
----------

A summary of maturities for the amortizing and single pay term notes and junior subordinated debentures at September 30, 2003, follows:

                          Amortizing and         Junior
                            Single Pay         Subordinated
                            Term Notes          Debentures            Total
                          --------------       ------------       -------------
2004                      $   40,446,002       $  3,035,017       $  43,481,019
2005                          31,258,582          5,256,811          36,515,393
2006                          20,404,070          2,229,924          22,633,994
2007                           7,241,854          1,370,086           8,611,940
2008                             120,788          2,051,709           2,172,497
2009                                              1,878,695
                                       -                              1,878,695
2010                                              1,527,577           1,527,577
                                       -
2011                                              2,339,503           2,339,503
                                       -
2012                                              1,270,560           1,270,560
                                       -
2013 and thereafter                                 476,863             476,863
                          --------------       ------------       -------------
Total 2003                $   99,471,296       $ 21,436,745       $ 120,908,041
                          ==============       ============       =============

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4:  INCOME TAXES

The provision for income taxes included in the accompanying consolidated statements of income consists of the following:

                                2003                 2002             2001
                             -----------         -----------      -----------
Taxes currently payable      $ 3,172,700         $ 2,363,900      $ 1,439,400
Deferred income taxes         (1,033,700)           (718,900)        (229,400)
Total provision              $ 2,139,000         $ 1,645,000      $ 1,210,000
                             ===========         ===========      ===========

The tax effects of temporary differences related to deferred taxes shown on the September 30, 2003 and 2002 consolidated balance sheets are as follows:

                                              2003               2002
                                          -----------      -----------
Deferred tax assets:
    Allowance for credit losses           $ 3,319,500      $ 2,239,500
    Accumulated depreciation                    8,100           43,500
    Other                                      37,100           48,000
                                          -----------      -----------
Net deferred tax asset                    $ 3,364,700      $ 2,331,000
                                          ===========      ===========

A reconciliation of the provision for income taxes at the normal federal statutory rate of 34% to the provision included in the accompanying consolidated statements of income is shown below:

                                             2003          2002          2001
                                         -----------   -----------   -----------
Provision for federal income taxes
  at statutory rate                      $ 2,080,415   $ 1,533,095   $ 1,139,143
Increase (decrease) in income tax
  provision resulting from:
    State and local income taxes,
      net of federal tax benefit              47,478        39,232        38,900

    Nondeductible expenses
                                              11,107        72,673        31,957
                                         ------------  -----------   -----------
Provision for income taxes               $ 2,139,000   $ 1,645,000   $ 1,210,000
                                         ===========   ===========   ===========

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:  RELATED PARTY TRANSACTIONS

A description of significant transactions with the Company's sole shareholder, Pioneer Financial Industries, Inc. and other related entities (collectively referred to as PFI) for the years ended September 30, 2003, 2002 and 2001 follows.

The Company has an unsecured revolving line of credit with PFI. The line of credit is due on demand and interest accrues at the prime rate plus 2%. During fiscal 2003, 2002 and 2001, the Company made interest payments on this debt of $121,346, $132,856 and $170,109, respectively.

During fiscal 2003, 2002 and 2001, the Company paid $695,578, $734,596, and $726,768, respectively, to PFI for strategic planning, professional services, service charges and use of intellectual property rights, including names, trademarks, websites, logos, branding rights and software. The amount charged to the Company is based on PFI's costs plus a mark-up of not more than 50%. Management of the Company believes the charges are a reasonable estimate of the value received.

Pursuant to an agreement with PFI, the Company sold prepaid cellular phones and phone cards through its retail sales offices. These phones and phone cards were owned by PFI and provided to the Company on a consignment basis. The Company retained a commission on each sale and remitted the remainder to PFI. The amount remitted to PFI, net of its direct costs, approximated 12% of the retail sales price and aggregated $0, $10,745, and $301,696 in fiscal 2003, 2002 and 2001, respectively. The Company discontinued selling prepaid cellular phones and phone cards in August 2001.

The Company shares with PFI a portion of the commission received on each health discount card sold based on its agreement with PFI. The portion paid to PFI is approximately 41% of the total commission received. During fiscal 2003, 2002 and 2001, the Company paid PFI a total of $491,340, $392,619 and $974, respectively, in commissions and retained a total of $717,767, $675,483 and $3,101, respectively. The amount remitted to PFI approximates its cost.

The Company pays PFI a fee of approximately $100 for each loan customer referral for its Germany operations. During fiscal 2003, 2002 and 2001, the Company paid referral fees of $597,715, $556,651 and $630,522, respectively, which approximates the cost of identifying and making these referrals. On September 30, 2003, the Company purchased the German subsidiary from PFI for $41,877.

The Company leases certain office equipment, signs and automobiles from Midstate Leasing, LLC, an entity owned by PFI's controlling shareholder and other shareholders. These operating leases are generally for nine-month periods and are automatically renewable. During fiscal 2003, 2002 and 2001, payments under these leases totaled $192,389, $226,929 and $107,647, respectively.

The Company leases a building from PFI. The lease expired September 30, 2003. Payments under the lease during fiscal 2003, 2002, and 2001 were $144,000, $139,500 and $139,200, respectively.

The Company's customers execute a master credit agreement in connection with direct loans. The extended effectiveness of this agreement helps expedite the extension of subsequent loans to the customer. PFI's principal shareholder developed and copyrighted the form of this agreement, and the Company licensed it from him in return for a royalty pursuant to a trademark licensing agreement that automatically renews annually. In fiscal 2003, the royalty averaged $2.47 per loan, and aggregated $135,786. In fiscal 2002 and 2001, the royalty averaged $2.29 and $2.14 per loan, and aggregated $143,263 and $123,180, respectively.

On September 30, 2003, the Company purchased two other PFI subsidiaries for $162,831 in cash.

                       PIONEER FINANCIAL SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5:  RELATED PARTY TRANSACTIONS (Continued)

Amounts due to PFI under the revolving line of credit are discussed in Note 3. There are no other amounts due to PFI or other related entities at September 30, 2003 and 2002.

A summary of these transactions follows:

                                                    Year Ended September 30,
                                               ---------------------------------
                                                  2003        2002        2001
                                               ---------   ---------   ---------
Interest paid on note payable..............    $ 121,346   $ 132,856   $ 170,109
Professional services, strategic
  planning, use of intellectual
  property, product identification
  and procurement charges..................      695,578     734,596     726,768
Net proceeds from the sale of
  prepaid cellular phones
  and phone cards..........................            -      10,745     301,696
Commission on health discount cards........      491,340     392,619         974
Loan customer referrals - Germany..........      597,715     556,651     630,522
Lease payments for office
  equipment, signs, vehicles...............      192,389     226,929     107,647
Rent expenses..............................      144,000     139,500     139,200
Royalty payments for use of
  copyrighted form ........................      135,786     143,263     123,180

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6:  LEASE OBLIGATIONS

At September 30, 2003, the Company was obligated under non-cancelable operating leases covering its facilities and certain equipment expiring through 2009. Aggregate minimum annual rentals payable are summarized as follows:

Year Ending September 30:
                    2004                         $  696,533
                    2005                            690,725
                    2006                            665,169
                    2007                            611,238
                    2008                            600,035
                    Thereafter                      277,133

The minimum rentals shown above do not include rents payable on a "month-to-month" or "cancelable" basis. Rental expense charged against operations totaled $1,701,984, $1,604,230 and $1,168,263, for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. Included in these amounts were $336,389, $366,429 and $246,847, for the fiscal years ended September 30, 2003, 2002 and 2001, respectively, paid to an affiliated company.

NOTE 7:  PROFIT-SHARING PLAN

The Company participates in a profit-sharing plan that covers substantially all employees who are 21 years of age and have been employed by the Company for one year. The Company contributes an amount to the plan each year that is determined by the board of directors. The Company also matched one third of participant 401(k) deferrals up to a maximum of 5% of total compensation. Participant interests are vested after three years of service. Contributions to the plan were $705,321, $656,022 and $279,118, for the years ended September 30, 2003,
2002, and 2001 respectively.

NOTE 8:  LITIGATION

The Company is subject to claims and lawsuits that are primarily in the ordinary course of business. It's the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth information regarding each person who serves as a director or executive officer of Pioneer as of September 30, 2003.

      Name              Age         Position

William D. Sullivan     66          Chairman, Chief Executive Officer and
                                    sole Director
Thomas H. Holcom, Jr.   57          President and Chief Operating Officer
Randall J. Opliger      46          Chief Financial Officer, Treasurer and
                                    Secretary

     William D. Sullivan is the Chairman and sole member of our board of directors. He has been a director since 1957. Mr. Sullivan has been associated with Pioneer since 1957 and has served in all levels of branch office operations as well as all management and executive capacities. He has been our Chief Executive Officer since 1963. Mr. Sullivan was one of the founders of a Kansas City bank which merged with a multi-billion dollar bank holding company. After 20 years of service, he retired in 1987 as a member of their Kansas City regional bank executive committee and its board of directors. In addition, he has served as President of the National Second Mortgage Association, Kansas Association of Financial Services and the Consumer Credit Counseling Service. He is also former officer of the Missouri Financial Services Association and the Better Business Bureau.

     Thomas H. Holcom, Jr. is our President and Chief Operating Officer. He has been associated with Pioneer since 1985 when he joined us as our Chief Financial Officer. He was named President and Chief Operating Officer in September, 2000. Prior to joining us, Mr. Holcom spent 19 years with a regional bank with assets over $1 billion and was Executive Vice President of that bank. His career has encompassed strategic planning, corporate finance, consulting, investments, risk management and marketing. He served on the boards of numerous professional and civic organizations.

     Randall J. Opliger joined us as our Chief Financial Officer, Treasurer and Secretary in April, 2000. From 1997 to March, 2000, Mr. Opliger held the chief financial officer position with Propeller Creative Services, Inc., an interactive web development company. Mr. Opliger received his CPA designation in 1982, and his prior experience includes both public accounting and other executive level responsibilities, including serving as a chief financial officer of a consumer finance company of a similar size.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation we paid during each of our last three fiscal years to our Chief Executive Officer and to the other two executive officers whose total annual salary and bonus paid during fiscal year 2003 exceeded $100,000. As sole director, Mr. Sullivan has determined executive compensation with input from Mr. Holcom, as President and Chief Operating Officer.

                          SUMMARY COMPENSATION TABLE
                                            Annual Compensation
                               -----------------------------------------------
Name and                                                         Other Annual
Principal Position                      Salary          Bonus    Compensation
                               Year       ($)            ($)         ($)
                               ----     --------      --------   ------------
William D. Sullivan,           2003     $509,454      $250,000   $  2,153 (1)
  Chief Executive Officer      2002     $463,140      $250,000   $  1,905 (1)
                               2001     $431,900      $250,000   $  2,521 (1)

Thomas H. Holcom, Jr.,         2003     $246,012      $320,000   $    720 (1)
  President and Chief          2002     $246,012      $300,000   $    720 (1)
  Operating Officer            2001     $246,012      $288,000   $    720 (1)

Randall J. Opliger,            2003      $98,078       $80,000
  Chief Financial Officer,     2002      $90,000       $90,000
  Treasurer and Secretary      2001      $84,616       $52,207

--------------------
(1)   Amounts attributable to the non-business use of a company car.

Options Grants

     We have not granted any options or equity-based incentives.

Employment Agreement

     We have entered into an employment agreement with Randall J. Opliger pursuant to which we have agreed to pay him a base salary. The employment agreement may be terminated by either party upon five days notice, except that we may terminate the agreement without notice for cause or if Mr. Opliger violates any provision of the agreement. The agreement contains customary non-disclosure provisions and prohibits Mr. Opliger from competing with us or soliciting any of our customers or employees for two years following his termination or resignation. In addition, both parties agree to arbitrate most disputes arising under the agreement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of November 30, 2003, Pioneer Financial Industries, Inc., a Nevada corporation, owns 17,136 shares of our common stock, which constitutes all of our issued and outstanding shares of common stock. We have no other class of capital stock authorized. The address of Pioneer Financial Industries is 955 South Virginia Avenue, Suite 116, Reno, Nevada 89502. Pioneer Financial Industries has sole voting and investment power with respect to the shares of our common stock set forth above. Neither our director nor any of our executive officers own any shares of our common stock.

     As of November 30, 2003, as the trustee or beneficiary of various trusts, William D. Sullivan had sole or shared voting or investment power over 159,420 shares, or 88.61%, of the common stock of Pioneer Financial Industries, Inc. Upon the death of Mr. Sullivan, the trust department of a commercial bank will exercise the voting rights over these shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We are privately held and after the sale of the debentures we will continue to be privately held. Our sole shareholder, Pioneer Financial Industries, Inc., has the flexibility of structuring our operating activity so as to optimize our ability to borrow capital for use in our lending activities and to reduce our exposure to the risks of developing new products and services. As a result, certain expenditures and assets related to our operations have been paid for or financed by Pioneer Financial Industries and its subsidiaries. We then lease or purchase these products and services from them.

     At September 30, 2003, we had borrowed $1,712,841 from our parent, Pioneer Financial Industries, Inc. ("PFI"), pursuant to an unsecured revolving line of credit. The line of credit is due on demand and interest accrues at the prime rate plus 2%. During fiscal 2003, 2002 and 2001, we made interest payments on this debt in the amount of $121,346, $132,856 and $170,109, respectively.

     During fiscal 2003, 2002 and 2001, we paid $695,578, $734,596 and $726,768, respectively, to our parent and its subsidiaries for strategic planning, professional services and service charges, including (i) $157,995, $187,596 and $172,728, respectively, paid to Pioneer Licensing Services, Inc. ("PLS"), to acquire, develop and maintain intellectual property assets employed by us, including names, trademarks, websites, logos, branding rights and software, and to license those intellectual property rights to us as needed; and (ii) $110,000, $120,000, and $118,680, respectively, paid to Penwith Corporation ("Penwith") for strategic planning and professional services, including product identification and procurement.

     During fiscal, 2002 and 2001, we sold prepaid cellular phones and phone cards to our customers. Penwith sold us these phones and phone cards on a consignment basis and, pursuant to an agreement, we in turn paid approximately 12% of the retail sales price to Penwith. Payments to Penwith aggregated $10,745 and $301,696 in fiscal, 2002 and 2001, respectively. We have discontinued selling prepaid cellular phones and phone cards.

     We share with Armed Services Benefits ("ASB"), a subsidiary of our parent, a portion of the commission received on each health discount card sold based on our agreement with ASB. The portion paid to ASB is approximately 41% of the total commission received. During fiscal 2003, 2002 and 2001, we paid ASB a total of $491,340, $392,619, and $974, respectively, in commissions and we retained a total of $717,767, $675,483 and $3,101, respectively. The amount remitted to ASB approximates its costs.

     Pioneer Sales Services, GmbH ("PSS"), a German subsidiary of our parent, receives a fee of approximately $100 for each loan customer it refers to one of our lending subsidiaries. During fiscal 2003, 2002 and 2001, we paid this entity $597,715, $556,651 and $630,522, respectively, which approximates its cost of identifying and making these referrals.

     Midstate Leasing, LLC ("Midstate"), an entity owned by the controlling shareholder and certain other shareholders of our parent, leases certain office equipment, signs and automobiles to several of our subsidiaries. These operating leases are generally for nine month periods and are automatically renewable. During fiscal 2003, 2002 and 2001, payments under these leases totaled $192,389, $226,929 and $107,647, respectively.

     We rent a building from Westport Investment Corp. ("Westport"), a subsidiary of our parent. The lease expired on September 30, 2003. During fiscal 2003, 2002 and 2001, we made lease payments to Westport in the amount of $144,000, $139,500 and $139,200, respectively.

     Our customers execute a master credit agreement in connection with direct loans. The extended effectiveness of this agreement helps expedite the extension of subsequent loans to the customer. William D. Sullivan developed and copyrighted the form of this agreement, and we license it from him in return for a royalty. In fiscal 2003, the royalty averaged $2.47 per loan, and Mr. Sullivan received a total of $135,786 in royalty payments. In fiscal 2002 and 2001, the royalty averaged $2.29 and $2.14 per loan, respectively, with Mr. Sullivan receiving a total of $143,263 and $123,180 in royalty payments, respectively.

     As part of a corporate re-alignment, we purchased Pioneer Sales Services, GmbH, Pioneer Licensing Services, Inc. and Pioneer Education Services, Inc. from our parent on September 30, 2003. The purchase price we paid for these companies was approximately $41,900, $106,000 and $57,000 respectively. The purchase price was equal to the carrying amounts of the net assets of each purchased company.

      The table below summarizes our transactions with affiliated parties:

                                                                                   Year Ended September 30,
                                                                          -------------------------------------------
                                                      Person                 2003            2002             2001
                                                      ------              ----------      ----------       ----------
                                                                                   (dollars in thousands)

Interest paid on note payable....................     PFI                   $121,346        $132,856         $170,109
Professional services, strategic planning and
  service charges................................     PFI                    427,583         427,000          435,360
Develop and maintain intellectual property.......     PLS                    157,995         187,596          172,728
Product identification and procurement...........     Penwith                110,000         120,000          118,680
Net proceeds from the sale of prepaid cellular
  phones and phone cards.........................     Penwith                                 10,745          301,696
Commission on health discount cards..............     ASB                    491,340         392,619              974
Loan customer referrals..........................     PSS                    597,715         556,651          630,522
Lease payments for office equipment, signs,
  vehicles.......................................     Midstate               192,389         226,929          107,647
Rent expenses....................................     Westport               144,000         139,500          139,200
Royalty payments for use of copyrighted form.....     Mr. Sullivan           135,786         143,263          123,180
                                                                          ----------      ----------       ----------
Total payments to affiliates.....................                         $2,378,154      $2,337,159       $2,200,096


ITEM 14     CONTROLS AND PROCEDURES

     Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the end of the fiscal year which is the subject of this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

ITEM 15     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as exhibits to this registration statement:

Exhibit
No.         Description
-------     -----------

3.1         Restated Articles of Incorporation of the Company (Incorporated
            by reference to Exhibit 3.1 of the Company's Registration
            Statement on Form S-1, as amended, filed with the Securities and
            Exchange Commission on February 8, 2003 (Commission No.
            333-103293) (the "Initial Registration Statement")).
3.2         Certificate of Amendment to Articles of Incorporation of the
            Company (Incorporated by reference to Exhibit 3.2 of the Initial
            Registration Statement).
3.3         Amended and Restated By-Laws of the Company (Incorporated by
            reference to Exhibit 3.3 of the Initial Registration Statement).
4.1         Form of indenture (Incorporated by reference to Exhibit 4.1 of the Initial Registration Statement).
4.2         Form of debenture (Incorporated by reference to Exhibit 4.2 of the Initial Registration Statement).
4.3         Form of debenture prior to November 1, 2002 (Incorporated by reference to Exhibit 4.3 of the Initial Registration Statement).
4.7         Form of Agreement between the Company and various banks named in
            Amended and Restated Senior Lending Agreement (Incorporated by
            reference to Exhibit 4.7 of the Initial Registration Statement).
4.8         Promissory Note dated August 1, 2000, between the Company and
            Pioneer Financial Industries, Inc. (Incorporated by reference to
            Exhibit 4.8 of the Initial Registration Statement).
4.9         Amended and Restated Senior Lending Agreement dated October 1, 2003 among the Company and various banks named therein.
10.1        Form of Readi-Loan Licensing Agreement (Incorporated by reference to Exhibit 10 of the Initial Registration Statement).
10.2        Office Building Lease dated January 31, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to
            Exhibit 10.2 of the Initial Registration Statement).
10.3        Addendum to Office Building Lease between the Company and
            Belletower Partners, L.L.C. (Incorporated by reference to Exhibit
            10.3 of the Initial Registration Statement).
10.4        First Amendment to Office Building Lease dated July 19, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated
            by reference to Exhibit 10.4 of the Initial Registration
            Statement).
10.5        Employment Contract between the Company and Randall J. Opliger
            (Incorporated by reference to Exhibit 10.5 of the Initial
            Registration Statement).
10.6        Trademark Licensing Agreement dated October 10, 2000 between the
            Company and Pioneer Licensing Services, Inc. (Incorporated by
            reference to Exhibit 10.6 of the Initial Registration Statement).
10.7        Transfer of Shares dated as of September 30, 2003 between the
            Company and Pioneer Financial Industries, Inc.
10.8        Capital Contribution Agreement dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc.
10.9        Stock Purchase Agreement dated October 29, 2003 between the
            Company and Pioneer Financial Industries, Inc.
10.10       Stock Purchase Agreement dated October 29, 2003 between the
            Company and Pioneer Financial Industries, Inc.
12          Statement regarding computation of ratios (Incorporated by reference to Exhibit 12 of the Initial Registration Statement).
21          Subsidiaries of the Company.
25          Statement of eligibility of trustee (Incorporated by reference to
            Exhibit 25 of the Amendment No. 1).
23.1        Consent of BKD, LLP.
31.1        Certificate of the Chief Executive Officer of Pioneer Financial
            Services, Inc. dated December 11, 2003 for the Annual Report on Form
            10-K for the quarter ended September 30, 2003 filed pursuant to
            Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certificate of the Chief Financial Officer of Pioneer Financial Services, Inc. dated December 11, 2003 for the Annual Report on Form 10-K for the quarter ended September 30, 2003 filed pursuant to
            Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer of Pioneer Financial Services, Inc. dated December 11, 2003, which is accompanying this Annual Report on Form 10-K for the quarter ended September 30, 2003 and is treated as furnished rather filed in reliance on the SEC's final rule dated June 5, 2003, Release No. 33-8238.
32.2 18 U.S.C. Section 1350 Certification of Chief financial Officer of Pioneer Financial Services, Inc. dated December 11, 2003, which is accompanying this Annual Report on Form 10-K for the quarter ended September 30, 2003 and is treated as furnished rather filed in reliance on the SEC's final rule dated June 5, 2003, Release No. 33-8238.

      (b)   REPORTS ON FORM 8-K

        None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PIONEER FINANCIAL SERVICES, INC.


                                    By:   /s/ WILLIAM D. SULLIVAN
                                          --------------------------------
                                           William D. Sullivan
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name                                Title                   Date
----                                -----                   ----

/s/ WILLIAM D. SULLIVAN      Chief Executive Officer        December 11, 2003
--------------------------   and Sole Director
William D. Sullivan          (Principal Executive Officer)



/s/ RANDALL J. OPLIGER       Chief Financial Officer,       December 11, 2003
--------------------------   Treasurer and Secretary
Randall J. Opliger           (Principal Financial Officer
                             and Principal Accounting
                             Officer)

Exhibit
No.         Description
-------     -----------

3.1         Restated Articles of Incorporation of the Company (Incorporated
            by reference to Exhibit 3.1 of the Company's Registration
            Statement on Form S-1, as amended, filed with the Securities and
            Exchange Commission on February 8, 2003 (Commission No.
            333-103293) (the "Initial Registration Statement")).
3.2         Certificate of Amendment to Articles of Incorporation of the
            Company (Incorporated by reference to Exhibit 3.2 of the Initial
            Registration Statement).
3.3         Amended and Restated By-Laws of the Company (Incorporated by
            reference to Exhibit 3.3 of the Initial Registration Statement).
4.1         Form of indenture (Incorporated by reference to Exhibit 4.1 of the Initial Registration Statement).
4.2         Form of debenture (Incorporated by reference to Exhibit 4.2 of the Initial Registration Statement).
4.3         Form of debenture prior to November 1, 2002 (Incorporated by reference to Exhibit 4.3 of the Initial Registration Statement).
4.7         Form of Agreement between the Company and various banks named in
            Amended and Restated Senior Lending Agreement (Incorporated by
            reference to Exhibit 4.7 of the Initial Registration Statement).
4.8         Promissory Note dated August 1, 2000, between the Company and
            Pioneer Financial Industries, Inc. (Incorporated by reference to
            Exhibit 4.8 of the Initial Registration Statement).
4.9         Amended and Restated Senior Lending Agreement dated October 1, 2003 among the Company and various banks named therein.
10.1        Form of Readi-Loan Licensing Agreement (Incorporated by reference to Exhibit 10 of the Initial Registration Statement).
10.2        Office Building Lease dated January 31, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to
            Exhibit 10.2 of the Initial Registration Statement).
10.3        Addendum to Office Building Lease between the Company and
            Belletower Partners, L.L.C. (Incorporated by reference to Exhibit
            10.3 of the Initial Registration Statement).
10.4        First Amendment to Office Building Lease dated July 19, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated
            by reference to Exhibit 10.4 of the Initial Registration
            Statement).
10.5        Employment Contract between the Company and Randall J. Opliger
            (Incorporated by reference to Exhibit 10.5 of the Initial
            Registration Statement).
10.6        Trademark Licensing Agreement dated October 10, 2000 between the
            Company and Pioneer Licensing Services, Inc. (Incorporated by
            reference to Exhibit 10.6 of the Initial Registration Statement).
10.7        Transfer of Shares dated as of September 30, 2003 between the
            Company and Pioneer Financial Industries, Inc.
10.8        Capital Contribution Agreement dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc.
10.9        Stock Purchase Agreement dated October 29, 2003 between the
            Company and Pioneer Financial Industries, Inc.
10.10       Stock Purchase Agreement dated October 29, 2003 between the
            Company and Pioneer Financial Industries, Inc.
12          Statement regarding computation of ratios (Incorporated by reference to Exhibit 12 of the Initial Registration Statement).
21          Subsidiaries of the Company.
23.1        Consent of BKD, LLP.
25          Statement of eligibility of trustee (Incorporated by reference to
            Exhibit 25 of the Amendment No. 1).

31.1 Certificate of the Chief Executive Officer of Pioneer Financial Services, Inc. dated December 11, 2003 for the Annual Report on Form 10-K for the quarter ended September 30, 2003 filed pursuant to
            Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2 Certificate of the Chief Financial Officer of Pioneer Financial Services, Inc. dated December 11, 2003 for the Annual Report on Form 10-K for the quarter ended September 30, 2003 filed pursuant to
            Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer of Pioneer Financial Services, Inc. dated December 11, 2003, which is accompanying this Annual Report on Form 10-K for the quarter ended September 30, 2003 and is treated as furnished rather filed in reliance on the SEC's final rule dated June 5, 2003, Release No. 33-8238.
32.2 18 U.S.C. Section 1350 Certification of Chief financial Officer of Pioneer Financial Services, Inc. dated December 11, 2003, which is accompanying this Annual Report on Form 10-K for the quarter ended September 30, 2003 and is treated as furnished rather filed in reliance on the SEC's final rule dated June 5, 2003, Release No. 33-8238.