Form 10-Q
period 2003-12-31
PIONEER FINANCIAL SERVICES INC
filed 2004-02-13
CIK 1216752

Prospectus Supplement                          Filed Pursuant to Rule 424(b)(3)
Dated February 13, 2004
to Prospectus Dated  January 13, 2004 of
Pioneer Financial Services, Inc.                Registration Number 333-103293
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                    For the period ended: December 31, 2003

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

________________________________________________________________________________

             (Former name, former address and former fiscal year, if
                           changed since last report)

      Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                              Outstanding as of December 31, 2003
      -----                              -----------------------------------
   Common Stock, $100 par value                     17,136 shares

PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-Q
                                December 31, 2003

                                TABLE OF CONTENTS



                                     PART I
                              FINANCIAL INFORMATION


Item No.                                                       Page

1. Consolidated Financial Statements..................................3
   Consolidated Balance Sheets at December 31, 2003 and
   September 30, 2003.................................................3
   Consolidated Statements of Income for the three months
   ended December 31, 2003 and 2002...................................4
   Consolidated Statements of Retained Earnings for the three months ended December 31, 2003 and year ended September 30, 2003...5 Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and 2002...................................6
   Condensed Notes to Consolidated Financial Statements...............7
2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................7
3. Quantitative and Qualitative Disclosures About Market Risk........16
4. Controls and Procedures...........................................16


                                    PART II
                               OTHER INFORMATION


1. Legal Proceedings.................................................16
2. Changes in Securities and Use of Proceeds.........................16
3. Defaults upon Senior Securities...................................17
4. Submission of Matters to a Vote of Security Holders...............17
5. Other Information.................................................17
6. Exhibits and Reports on Form 8-K..................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             December 31,       September 30,
                                                 2003               2003
                                           -----------------  -----------------
                                                (unaudited)
Cash                                          $   2,120,766      $   2,039,109
Other investments                                 1,959,771          1,962,614

Finance receivables:
   Direct receivables                           156,575,717        147,095,062
   Retail installment contracts                  18,596,428         18,799,693
                                           -----------------  -----------------
Finance receivables before allowance
    for credit losses                           175,172,145        165,894,755
   Allowance for credit losses                   (9,670,868)        (9,220,868)
                                           -----------------  -----------------
Net finance receivables                         165,501,277        156,673,887

Furniture and equipment, net                      1,447,750          1,467,077
Deferred income taxes                             3,534,871          3,364,700
Prepaid and other assets                            266,995            334,859
                                           -----------------  -----------------
Total assets                                  $ 174,831,430      $ 165,842,246
                                           =================  =================


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                             December 31,      September 30,
                                                 2003               2003
                                           -----------------  -----------------
                                               (unaudited)
Revolving credit line - banks                 $  11,220,054      $  10,580,000
Revolving credit line - affiliate                 1,964,926          1,712,841
Accounts payable                                    924,316            945,038
Accrued expenses and other liabilities           10,011,996         10,940,246
Amortizing and single pay term notes            107,230,964         99,471,296
Junior subordinated notes                        21,593,060         21,436,745
                                           -----------------  -----------------
Total liabilities                             $ 152,945,316      $ 145,086,166
                                           -----------------  -----------------

Stockholder's equity:
Common stock, $100 par value; authorized
   20,000 shares; issued and outstanding
   17,136 shares                                  1,713,600          1,713,600
Retained earnings                                20,172,514         19,042,480
                                           -----------------  -----------------
Total stockholder's equity                       21,886,114         20,756,080
                                           -----------------  -----------------
Total liabilities and stockholder's equity    $ 174,831,430      $ 165,842,246
                                           =================  =================


See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                       Three Months Ended
                                         December 31,
                                   ------------------------
                                        2003          2002
                                   -----------   -----------
                                    (unaudited)
Revenue
   Finance income                  $13,274,672   $12,935,747
   Insurance premiums
      and commissions                1,294,981     1,334,760
   Other income, fees
      and commissions                  470,854       601,104
                                   -----------   -----------
Total revenue                       15,040,507    14,871,611

Provision for credit                 2,688,645     3,412,894
Interest expense                     2,203,637     2,427,544
                                   -----------   -----------
Net revenue                         10,148,225     9,031,173

Operating expenses
   Employee costs                    5,427,466     4,588,535
   Facilities                        1,278,145     1,231,495
   Marketing                           615,519       541,692
   Professional fees                   385,303       547,946
   Other                               416,582       369,061
                                   -----------   -----------
Total operating expenses             8,123,015     7,278,729


Income before income taxes           2,025,210     1,752,444
Provision for income taxes             728,100       642,366
                                   -----------   -----------

Net income                         $ 1,297,110   $ 1,110,078
                                   ===========   ===========
Net income per share, basic and
   diluted                         $     75.70   $     64.78
                                   ===========   ===========


See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                           Three Months Ended     Year Ended
                                              December 31,       September 30,
                                                  2003               2003
                                            ----------------   ----------------
                                              (unaudited)
Retained earnings, beginning of period         $ 19,042,480       $ 15,606,679

Net income                                        1,297,110          3,979,869

Dividends paid ($9.75 and $31.75 per share)        (167,076)          (544,068)
                                            ----------------   ----------------
Retained earnings, end of period               $ 20,172,514       $ 19,042,480
                                            ================   ================






See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                           Three Months Ended December 31,
                                                 2003            2002
                                           ---------------   --------------
Cash Flows from Operating Activities:
   Net income                               $ 1,297,110       $ 1,110,078
   Items not requiring (providing) cash:
      Provision for credit losses on
         finance receivables                  2,688,645         3,412,894
      Depreciation and amortization             188,644           199,589
      Compounded interest added to
         junior subordinated debt               248,141           241,968
      Deferred income taxes                    (170,171)         (337,127)
   Changes in:
      Accounts payable and accrued             (394,318)          795,675
         expenses
      Other                                      67,864          (161,266)
                                           ---------------   --------------

         Net cash provided by operating
         activities                           3,925,915         5,261,811
                                           ---------------   --------------
Cash Flows from Investing Activities:
   Loans originated                         (39,361,820)      (39,900,568)
   Loans purchased                           (3,807,752)       (4,075,718)
   Loans repaid                              31,653,537        30,385,215
   Capital expenditures                        (166,474)          (57,573)
   Securities purchased                               0          (113,410)
   Securities matured                                 0           112,884
                                           ---------------   --------------
         Net cash used in investing
         activities                         (11,682,509)      (13,649,170)
                                           ---------------   ---------------
Cash Flows from Financing Activities:
   Net borrowing under lines of credit          337,485           996,212
   Proceeds from borrowings                  18,341,270        19,633,710
   Repayment of borrowings                  (10,673,428)      (11,191,696)
   Dividends paid                              (167,076)                0
                                           ---------------   ---------------
         Net cash provided by
            financing activities              7,838,251         9,438,226
                                           ---------------   ---------------
Net Increase in Cash                             81,657         1,050,867

Cash, Beginning of Period                     2,039,109         1,150,863
                                           ---------------   ---------------
Cash, End of Period                        $  2,120,766      $  2,201,730
                                           ===============   ===============
Additional Cash Flow Information:
   Interest paid                           $  2,145,399      $  2,370,027
   Income taxes paid                       $    645,344      $    334,860



See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2003 and December 31, 2002
                                   (Unaudited)


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

Use of Estimates

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

      Information with respect to December 31, 2003 and 2002, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the
financial condition and operations of the Company.    The results of
operations for the three months ended December 31, 2003 and 2002 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet and retained earnings statement as of September 30, 2003 has been derived from the Company's audited consolidated balance sheet.

NOTE 2:  NET INCOME PER SHARE

      Net income per share is computed based upon the weighted-average common shares outstanding of 17,136 during each period. There are no potentially dilutive securities issued and outstanding.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management's intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our registration statement on Form S-1, as amended (No. 333-103293). Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements keep these risk factors in mind.
These forward-looking statements are made as of the date of this filing. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

      Our finance receivables are effectively unsecured with fixed interest rates and typically have a maturity of less than 48 months. During the first three months of fiscal 2004, the size of our average finance receivable at origination was approximately $3,203. A large portion of our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

      Further improvement of our profitability is dependent in large part upon the growth in our outstanding finance receivables, the maintenance of loan quality, acceptable levels of borrowing costs and operating expenses and the ongoing introduction of innovative new products and services to our customer
base.   Since September 30, 1998, finance receivables have increased at a
12.9% annual compounded rate from $90.3 million to $165.9 million at September 30, 2003. We anticipate this trend will continue as our originations grow through existing and planned new retail offices and through the Internet. Use of the Internet to extend loans is a lower cost method of origination. We plan to continue to look for opportunities to expand the Internet portion of our business and add new retail offices as we evaluate new military markets and possible products.

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

Finance Receivables

      Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables:

                                          As of, and For the Three
                                              Months Ended
                                               December 31,
                                     ---------------------------------
                                             2003        2002
                                     ---------------------------------
                                          (dollars in thousands,
                                      except for average note balance)
Finance Receivables:
Finance receivable balance                $ 175,172    $ 170,089
Average note balance                      $   2,188    $   2,024
Total finance income                      $  13,275    $  12,936
Total number of notes                        80,077       84,021

Direct Loans:
Notes receivable balance                  $ 156,576    $ 150,889
Percent of finance receivables                89.38%       88.71%
Average note balance                      $   2,202    $   2,039
Number of notes                              71,099       73,985

Retail Installment Contracts:
Notes receivable balance                  $  18,596    $  19,200
Percent of finance receivable                 10.62%       11.29%
Average note balance                      $   2,071    $   1,914
Number of notes                               8,978       10,036



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

      The following table presents important data relating to our net interest margin:

                                                   As of, and For the Three
                                                        Months Ended
                                                         December 31,
                                                   -------------------------
                                                       2003          2002
                                                   -------------------------
                                                     (dollars in thousands)

Finance receivables balance                         $ 175,172      $ 170,089

Average finance receivables(1)                      $ 171,092      $ 165,697

Average interest bearing liabilities(1)             $ 134,520      $ 132,424

Total finance income                                $  13,275      $  12,936

Total interest expense                              $   2,204      $   2,428

Provision for credit losses                         $   2,689      $   3,413

Net charge-offs                                     $   2,239      $   2,513

----------------------------
 (1) Averages are computed using month-end balances.


Results of Operations

      Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

      Finance Receivables. Our aggregate finance receivables increased 5.6% during the first quarter of fiscal 2004 to $175.2 million on December 31, 2003 from $165.9 million on September 30, 2003. This increase was due primarily to increases in finance receivables from the Internet, which grew by more than $12.6 million or 24%. The Internet is a lower-cost method of loan origination and proceed distribution, and we plan to continue to increase this distribution channel in the future.

      Provision for Credit Losses. The provision for credit losses in the first quarter of fiscal 2004 decreased to $2.7 million from $3.4 million in the first quarter of fiscal 2003, a decrease of $.7 million or 21.2%. Net charge-offs of finance receivables in the first quarter of fiscal 2004 decreased to $2.2 million from $2.5 million in the first quarter of fiscal 2003, a decrease of $.3 million or 10.8%. The decrease in net charge-offs reflects the reduction in 60-day delinquent accounts in the portfolio due to enhanced collection efforts. Our allowance for credit losses at December 31, 2003 increased to $9.7 million from $9.2 million at September 30, 2003, an increase of $.5 million, or 4.9%. The increase reflects the increase in our average finance receivables portfolio for the three months ended December 31, 2003 compared to the three months ended December 31, 2002, as well as our concern regarding uncertainty surrounding the Middle-East hostilities.

      Interest Expense. Interest expense in the first quarter of fiscal 2004 decreased to $2.2 million from $2.4 million in the first quarter of fiscal 2003, a decrease of $.2 million or 9.2%. This decrease is the result of lower interest rates charged on our borrowings even though our average interest bearing liabilities for the three months ended December 31, 2003 increased by $.8 million or .7% compared to the three months ended December 31, 2002. The weighted average interest rate declined to 6.2% in the first quarter of fiscal 2003 from 7.0% in the first quarter of fiscal 2002.

      Operating Expense. Operating expenses in the first quarter of fiscal 2004 increased to $8.1 million from $7.3 in the first quarter fiscal 2003 an increase of $.8 million or 11.6%. This increase was primarily due to employment costs, as a result of building infrastructure in the retail network and renewed efforts to create a technology solution by integrating lending, point of sale, and customer relationship management systems to enhance efficiencies in the future. In addition, we entered into agreements with third parties, who sell products via the Internet, to provide financing solutions for their military customer base.

      Net Income. Income before taxes in the first quarter of fiscal 2004 was $2.0 million and net income was $1.3 million compared to income before taxes of $1.8 million and net income of $1.1 million during the first quarter of fiscal 2003.

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

      The following sets forth our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables:

                                                As of
                                       December 31,  December 31,
                                            2003       2002
                                       -------------------------
                                         (dollars in thousands)

Finance receivables balances              $ 175,172  $ 170,089

Finance receivables balances 60 days
or more past due                          $   5,179  $   6,356

Finance receivables balances 60 days
or more past due as a percent of
finance receivables                            2.96%      3.74%



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

      Direct Loans.

      Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Finance receivables are charged-off when management deems them to be uncollectible through our normal collection procedures or they become 270 days past due. The 270-day limit is required by our senior lending agreement. Approximately one-third of our charge-offs occur before an account is 180 days delinquent. Our primary source of charge-offs is when a customer leaves the military prior to repaying the finance receivable. We generally structure our loans so that the entire amount is repaid prior to a customer's estimated separation from the military, and the number of our customers who depart the military early has remained relatively constant over time. We, however, cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement any policy or procedure to ensure that we are repaid in full prior to our customer leaving the military. Our second greatest source of loss is when a customer declares bankruptcy.

      The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans. The decrease shown on this table in the percentage of net charge-offs to average monthly balance outstanding resulted primarily from more effective collection efforts:


                                         As of, and For the Three
                                             Months Ended
                                              December 31,
                                         ------------------------
                                               2003        2002
                                         ------------------------
                                          (dollars in thousands)
Direct Loans:
   Loans charged-off                         $  2,484   $   2,751
   Less recoveries                                251         251
                                         ------------------------
   Net charge-offs                           $  2,233   $   2,500
                                         ========================
Average monthly balance of
   outstanding (1)                           $152,335   $ 146,439
Percentage of net charge-offs to average
   monthly balance outstanding(2)                5.86%       6.83%

-------------------------------------
      (1) Averages are computed using month-end balances.
      (2) December 31, 2003 and 2002 are annualized for comparison purpose.


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

     The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts:

                                        As of, and For the Three
                                             Months Ended
                                              December 31,
                                         ----------------------
                                            2003       2002
                                         ----------------------
                                         (dollars in thousands)
Retail Installment Contracts:
   Contracts charged-off                   $     18   $     32
   Less recoveries                               12         19
                                         ----------------------
   Net charge-offs                         $      6   $     13
                                         ======================
Average monthly balance of
   outstanding (1)                         $ 18,757   $ 19,258
Percentage of net charge-offs to average
   monthly balance outstanding(2)              0.13%      0.26%

-------------------------------------
      (1) Averages are computed using month-end balances.
      (2) December 31, 2003 and 2002 are annualized for comparison purpose.


     The following table presents our allowance for credit losses on direct loans and retail installment contracts:

                                        As of, and For the Three
                                             Months Ended
                                              December 31,
                                         ----------------------
                                            2003       2002
                                         ----------------------
                                         (dollars in thousands)

Average finance receivables(1)             $ 171,092  $ 165,697
Provision for credit losses                $   2,689  $   3,413
Net charge-offs                            $   2,239  $   2,513
Net charge-offs as a percentage of
   average finance receivables(2)               5.23%      6.07%
Allowance for credit losses                $   9,671  $   7,121
Allowance as a percentage of average
   finance receivables                          5.65%      4.30%

-------------------------------------
      (1) Averages are computed using month-end balances.
      (2) December 31, 2003 and 2002 are annualized for comparison purpose.


      Allowance for Credit Losses.

      The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for credit losses which take into consideration the historical credit loss experience of the Company, delinquency trends, current economic conditions, current or future military deployments, and the composition of the finance receivable portfolio. The Company uses various ratio analyses in evaluating prior finance receivable losses and delinquency experience. These and other analyses are used to measure historical movement of finance receivables through various levels of repayment, delinquency, and loss.
These results and management's judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside the Company's control, such as economic conditions and current or future military deployments. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See our registration statement on Form S-1, as amended (No. 333-103293), "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies."

      The following table sets forth changes in the components of our allowance for credit losses on direct loans and retail installment contracts:

                                      As of, and For the Three
                                           Months Ended
                                            December 31,
                                       ----------------------
                                            2003       2002
                                       ----------------------
                                       (dollars in thousands)

Balance beginning of period              $ 9,221    $ 6,221
                                       ---------------------
Charge-offs:
   Loans charged-off                      (2,502)    (2,783)
   Recoveries                                263        270
                                       ---------------------
Net charge-offs                           (2,239)    (2,513)
Provision for credit losses                2,689      3,413
                                       ---------------------
Balance end of period                    $ 9,671    $ 7,121
                                       =====================


Loan Origination

      Our loan origination is an important factor in determining our future revenues. Loan origination for the first three months of fiscal 2004 decreased to $61.2 million from $62.5 million for the first three months of fiscal year 2003, a decrease of $1.3 million or 2.1%. While our originations for the month of December 2003 achieved a record level of $23.3 million compared to $23.1 million for December of 2002, the overall decrease was due primarily to military deployments to the Middle East hostilities and other deployments of military personnel for extended periods of time, which has somewhat affected our demand for loans.

      The following table sets forth our overall loan originations and lending activities by direct loans and retail installment contracts:



                               As of, and For the Three
                                     Months Ended
                                      December 31,
                            ---------------------------------
                                     2003         2002
                            ---------------------------------
                                 (dollars in thousands,
                              except for average note amounts)
Total Loan Origination:
Gross balance                      $ 61,146     $ 62,478
Number of notes                      19,092       20,807
Average note amount                $  3,203     $  3,003

Direct Loans:
Gross balance                      $ 57,338     $ 58,402
Number of notes                      17,913       19,573
Average note amount                $  3,201     $  2,984

Retail Installment Contracts:
Gross balance                      $  3,808     $  4,076
Number of notes                       1,179        1,234
Average note amount                $  3,230     $  3,303


Liquidity and Capital Resources

      A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Investing activities are our principal use of cash, which is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference, if any, between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments. Cash used in investing activities in the first three months of fiscal 2004 was approximately $11.7 million, which was funded from $3.9 million of cash from operating activities and $7.8 million from financing activities. Cash used in investing activities in the first three months of fiscal 2003 was approximately $13.7 million, which was funded from $5.3 million from operating activities and $9.4 million from financing activities.

      Financing activities primarily consist of borrowings and repayments relating to our bank debt, an unsecured revolving credit line from our parent and our junior subordinated debentures. We anticipate that our cash inflow from operations, borrowings under our senior lending agreement, and the proceeds from the sale of subordinated debentures will be adequate to meet our cash out flows to fund anticipated growth in our finance receivables, operating expenses, repayment of indebtedness, and planned capital expenditures.

      Senior Indebtedness-Bank Debt.

      Our senior lending agreement is an uncommitted facility, which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of December 31, 2003, we could request up to $19.7 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of December 31, 2003, we were in material compliance with all loan covenants.

      Senior Indebtedness-Parent Debt.

      We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2%. At December 31, 2003, there was $2.0 million outstanding under this credit facility with an interest rate of 6.00%.

      Senior Indebtedness Table.

      As of December 31, 2003 and 2002, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of:

                                          As of December 31,
                                         ---------------------
                                           2003       2002
                                         ---------  ----------
                                         (dollars in thousands)
Revolving Credit Line (1):
   Total facility                        $  34,961    $  29,000
   Balance at end of period              $  13,185    $  13,974
   Maximum available credit              $  21,776    $  15,026
Term Notes(2):
   Total facility                        $ 156,565    $ 134,686
   Balance at end of period              $ 107,231    $ 106,563
   Maximum available credit              $  49,334    $  28,123
Total Revolving and Term Notes(1)(2):
   Total facility                        $ 191,526    $ 163,686
   Balance at end of period              $ 120,416    $ 120,537
   Maximum available credit(3)           $  71,110    $  43,149

Credit facility available(4)             $  19,722    $   9,831
Percent utilization of the
   total facility                            62.87%       73.64%

-----------------------------------
(1)  Includes revolving credit line from our parent.
(2)  Includes amortizing notes and single payment term notes.
(3) Maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80%.
(4) Credit facility available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80%.

      Outstanding Subordinated Debt.

      We also fund our liquidity needs through the sale of unsecured junior subordinated debentures. These debentures have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these debentures at any time upon 30 days written notice. As of December 31, 2003, we had issued approximately $21.6 million of these junior subordinated debentures at a weighted average interest rate of 9.52%.

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

ITEM 4.  Controls and Procedures

      The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

      We are subject to claims and lawsuits that primarily involve routine matters in the ordinary course of business. We believe that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on our financial position or results of operations.

ITEM 2.  Changes in Securities and Use of Proceeds

      On May 13, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-103293), effective. On January 13, 2004 the Securities and Exchange Commission declared our post effective amendment as filed on Form S-1 (File No. 333-103293), effective. Pursuant to this registration statement, and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our junior subordinated debentures, with a maximum aggregate offering price of $25,000,000 on a continuous basis with an expected termination in May 2005. We commenced the offering of these junior subordinated debentures on May 20, 2003. We are currently offering the debentures through our officers and employees directly without an underwriter or agent. From May 20, 2003 to December 31, 2003, we sold 101 debentures in an approximate aggregate principal amount of $2,015,000. For the quarter ended December 31, 2003 we sold 19 debentures in the aggregate principal amount of $341,270. Costs incurred in connection with the preparation of the initial registration statement on Form S-1 were approximately $315,000. Our expenses incurred in connection with the issuance and distribution of the junior subordinated debentures from the date our registration statement became effective, May 13, 2003, through December 31, 2003 were approximately $198,000. Expenses incurred in the first quarter of fiscal 2004 were approximately $61,000. Net proceeds from the offering through December 31, 2003, were approximately $1,502,000.

ITEM 3.  Defaults upon Senior Securities

      None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      None.

ITEM 5.  Other Information

      None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

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

10.6 Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to
      Exhibit 10.6 of the Initial Registration Statement).
10.7 Transfer of Shares dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
      Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
10.8 Capital Contribution Agreement dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
10.9 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit
      10.9 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
10.10 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit
      10.10 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
12    Statement regarding computation of ratios (Incorporated by reference to
      Exhibit 12 of the Initial Registration Statement).
21    Subsidiaries of the Company.
25 Statement of eligibility of trustee (Incorporated by reference to Exhibit 25 of the Amendment No. 1).
31.1  Certification of Chief Executive Officer pursuant to Rule 15d-15e.
31.2  Certification of Chief Financial Officer pursuant to Rule 15d-15e.
32.1  18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2  18 U.S.C. Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER FINANCIAL SERVICES, INC.

Name                            Title                Date
----                            -----                ----

/s/ William D. Sullivan   Chief Executive        February 13,
-----------------------   Officer                2004
William D. Sullivan       and Sole Director
                          (Principal Executive
                          Officer)

/s/ Randall J. Opliger    Chief Financial        February 13,
------------------------  Officer, Treasurer     2004
Randall J. Opliger        and Secretary
                          (Principal Financial
                          Officer and Principal
                          Accounting Officer

Exh.  Description
----  -----------
3.1 Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on
      Form S-1, as amended, filed with the Securities and Exchange
      Commission on February 8, 2003 (Commission No. 333-103293) (the
      "Initial Registration Statement")).
3.2 Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Initial Registration Statement).
3.3 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 of the Initial Registration Statement).
4.1 Form of indenture (Incorporated by reference to Exhibit 4.1 of the Initial Registration Statement).
4.2 Form of debenture (Incorporated by reference to Exhibit 4.2 of the Initial Registration Statement).
4.3 Form of debenture prior to November 1, 2002 (Incorporated by reference to Exhibit 4.3 of the Initial Registration Statement).
4.7 Form of Agreement between the Company and various banks named in Amended and Restated Senior Lending Agreement (Incorporated by reference to
      Exhibit 4.7 of the Initial Registration Statement).
4.10 Promissory Note dated August 1, 2000, between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit 4.8 of the Initial Registration Statement).
4.11 Amended and Restated Senior Lending Agreement dated October 1, 2003 among the Company and various banks named therein.
10.1  Form of Readi-Loan Licensing Agreement (Incorporated by reference to
      Exhibit 10 of the Initial Registration Statement).
10.2 Office Building Lease dated January 31, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Initial Registration Statement).
10.3 Addendum to Office Building Lease between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.3 of the Initial Registration Statement).
10.4 First Amendment to Office Building Lease dated July 19, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Initial Registration Statement).
10.5 Employment Contract between the Company and Randall J. Opliger (Incorporated by reference to Exhibit 10.5 of the Initial Registration Statement).
10.6 Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to
      Exhibit 10.6 of the Initial Registration Statement).
10.7 Transfer of Shares dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
      Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
10.8 Capital Contribution Agreement dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
10.9 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit
      10.9 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
10.10 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit
      10.10 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
12    Statement regarding computation of ratios (Incorporated by reference to
      Exhibit 12 of the Initial Registration Statement).
21    Subsidiaries of the Company.
25 Statement of eligibility of trustee (Incorporated by reference to Exhibit 25 of the Amendment No. 1).
31.1  Certification of Chief Executive Officer pursuant to Rule 15d-15e.
31.2  Certification of Chief Financial Officer pursuant to Rule 15d-15e.
32.1  18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2  18 U.S.C. Section 1350 Certification of Chief Financial Officer.