Form 10-Q
period 2004-03-31
PIONEER FINANCIAL SERVICES INC
filed 2004-05-11
CIK 1216752

Prospectus Supplement Dated May 14, 2004        Filed Pursuant to Rule 424(b)(3)
to Prospectus Dated January 13, 2004 of
Pioneer Financial Services, Inc.                Registration Number 333-103293
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
           EXCHANGE ACT OF 1934

                          For the period ended:     March 31, 2004

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


-------------------------------------------------------------------------------

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

         Class                            Outstanding as of March 31, 2004
         -----                            --------------------------------
 Common Stock, $100 par value                     17,136 shares

                        PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-Q
                                 March 31, 2004

                                TABLE OF CONTENTS



                                     PART I
                              FINANCIAL INFORMATION
Item No.                                                                 Page

1. Consolidated Financial Statements......................................3
   Consolidated Balance Sheets at March 31, 2004 and September 30, 2003...3 Consolidated Statements of Income for the three months ended and six months ended March 31, 2004 and 2003...................................4
   Consolidated Statements of Retained Earnings for the six months ended March 31, 2004 and year ended September 30, 2003.................5
   Consolidated Statements of Cash Flows for the six months ended
   March 31, 2004 and 2003................................................6
   Condensed Notes to Consolidated Financial Statements...................7
2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................8
3. Quantitative and Qualitative Disclosures About Market Risk............17
4. Controls and Procedures...............................................18


                                     PART II
                                OTHER INFORMATION

1  Legal Proceedings.....................................................18
2. Changes in Securities and Use of Proceeds.............................18
3. Defaults upon Senior Securities.......................................18
4. Submission of Matters to a Vote of Security Holders...................18
5. Other Information.....................................................18
6. Exhibits and Reports on Form 8-K......................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements


                        PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                     March 31,           September 30,
                                        2004                  2003
                                 -------------------   -------------------
                                    (unaudited)
Cash                             $       1,788,720     $       2,039,109
Other investments                        1,956,929             1,962,614

Finance receivables:
   Direct receivables                  155,703,084           147,095,062
   Retail installment contracts         20,518,965            18,799,693
                                 -------------------   -------------------
Finance receivables before
   allowance for credit losses         176,222,049           165,894,755
   Allowance for credit losses          (9,910,868)           (9,220,868)
                                 -------------------   -------------------
Net finance receivables                166,311,181           156,673,887

Furniture and equipment, net             1,373,733             1,467,077
Deferred income taxes                    3,616,227             3,364,700
Prepaid and other assets                   455,670               334,859
                                 -------------------   -------------------
Total assets                     $     175,502,460     $     165,842,246
                                 ===================   ===================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                     March 31,           September 30,
                                        2004                  2003
                                 -------------------   -------------------
                                    (unaudited)
Revolving credit line - banks    $      11,957,000     $      10,580,000
Revolving credit line - affiliate        2,488,265             1,712,841
Accounts payable                           835,208               945,038
Accrued expenses and other
  liabilities                           10,246,444            10,940,246
Amortizing and single pay term
  notes                                104,977,372            99,471,296
Junior subordinated notes               22,159,821            21,436,745
                                 -------------------   -------------------
Total liabilities                $     152,664,110     $     145,086,166
                                 -------------------   -------------------

Stockholder's equity:
Common stock, $100 par value;
  authorized 20,000 shares;
  issued and outstanding
  17,136 shares                         1,713,600              1,713,600
Retained earnings                      21,124,750             19,042,480
                                 -------------------   -------------------
Total stockholder's equity             22,838,350             20,756,080
                                 -------------------   -------------------
Total liabilities and            $    175,502,460     $      165,842,246
  stockholder's equity           ===================   ===================

See notes to consolidated financial statements.


                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                            Three Months Ended               Six Months Ended
                                 March 31,                       March 31,
                        ----------------------------    ----------------------------
                           2004            2003            2004            2003
                        ------------    ------------    ------------    ------------

Revenue
   Finance income       $12,964,111     $12,247,687     $26,238,783     $25,183,434
   Insurance premiums
      and commissions     1,289,552       1,360,896       2,584,533       2,695,656
   Other income, fees
      and commissions       339,114         333,463         809,968         934,567
                        ------------    ------------    ------------    ------------
Total revenue            14,592,777      13,942,046      29,633,284      28,813,657

Provision for credit
   losses                 2,134,847       3,010,016       4,823,492       6,422,910
Interest expense          2,231,114       2,405,378       4,434,751       4,832,922
                        ------------    ------------    ------------    ------------
Net revenue              10,226,816       8,526,652      20,375,041      17,557,825

Operating expenses
   Employee costs         5,731,005       4,825,395      11,158,471       9,413,931
   Facilities             1,175,000       1,295,535       2,453,145       2,527,029
   Marketing                678,802         279,843       1,294,321         821,535
   Professional fees        576,801         683,625         962,104       1,231,572
   Other                    282,850         296,281         699,432         665,343
                        ------------    ------------    ------------    ------------
Total operating expenses  8,444,458       7,380,679      16,567,473      14,659,410

Income before income
   taxes                  1,782,358       1,145,973       3,807,568       2,898,415
Provision for income
   taxes                    663,047         440,647       1,391,147       1,083,013
                        ------------    ------------    ------------    ------------
Net income              $ 1,119,311     $   705,326     $ 2,416,421     $ 1,815,402
                        ============    ============    ============    ============
Net income per share,
   basic and diluted    $     65.32     $     41.16     $    141.01     $    105.94
                        ============    ============    ============    ============

See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                   Six Months Ended          Year Ended
                                      March 31,            September 30,
                                         2004                   2003
                                  -------------------    -------------------
                                     (unaudited)
Retained earnings, beginning of
   period                         $       19,042,480     $       15,606,679

Net income                                 2,416,421              3,979,869

Dividends paid ($19.49 and
$31.75 per share)                           (334,151)              (544,068)
                                  -------------------    -------------------
Retained earnings, end of period  $       21,124,750     $       19,042,480
                                  ===================    ===================

See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Six Months Ended March 31,
                                                2004                2003
                                       ------------------    -----------------
Cash Flows from Operating Activities:
   Net income                          $      2,416,421      $      1,815,402
   Items not requiring (providing)
      cash:
      Provision for credit losses on
         finance receivables                  4,823,492             6,422,910
      Depreciation and amortization             401,647               402,476
      Compounded interest added to
         junior subordinated debt               571,705               580,308
      Deferred income taxes                    (251,527)             (799,422)
      Loss on disposal/donation of
         equipment                                                     23,701
   Changes in:
      Accounts payable and accrued
         expenses                              (447,290)            1,870,597
      Other                                    (120,811)              (45,643)
                                       ------------------    -----------------
         Net cash provided by
            operating activities              7,393,637            10,270,329
                                       ------------------    -----------------
Cash Flows from Investing Activities:
   Loans originated                         (97,635,958)          (60,876,484)
   Loans purchased                           (9,551,012)           (7,978,352)
   Loans repaid                              92,726,184            59,567,742
   Capital expenditures                        (302,618)             (176,758)
   Securities purchased                              --              (313,066)
   Securities matured                                --               212,886
                                       ------------------    -----------------
         Net cash used in investing
            activities                      (14,763,404)           (9,564,032)
                                       ------------------    -----------------
Cash Flows from Financing Activities:
   Net borrowing under lines of credit        1,796,082              (607,638)
   Proceeds from borrowings                  29,389,590            23,133,710
   Repayment of borrowings                  (23,732,143)          (22,546,951)
   Dividends paid                              (334,151)             (269,035)
                                       ------------------    -----------------
         Net cash provided by
            financing activities              7,119,378              (289,914)
                                       ------------------    -----------------
Net Increase/(Decrease) in Cash                (250,389)              416,383

Cash, Beginning of Period                     2,039,109             1,150,863
                                       --------------------    -----------------
Cash, End of Period                    $      1,788,720      $      1,567,246
                                       ====================    =================
Additional Cash Flow Information:
   Interest paid                       $      4,385,827      $      4,850,114
   Income taxes paid                   $      2,100,933      $        703,387

See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2004 and September 30, 2003
                                   (Unaudited)

  NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Concentration

      Pioneer Financial Services, Inc., a Missouri corporation (the "Company"), is a specialized financial services company which originates and services consumer loans and provides other products and financial services exclusively to U.S. active duty or retired career military personnel or U.S. Department of Defense employees. The Company's revenues are primarily earned from the making of direct loans and the purchase of retail installment contracts. The Company also earns revenues from commissions from the sale of credit-related insurance placed with non-related insurance companies and from reinsurance premiums on credit accident and health insurance. Additionally, the Company sells non-loan related products and services, including roadside assistance programs and discount healthcare cards.

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

      Information with respect to March 31, 2004 and 2003, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations of the Company. The results of operations for the three months and six months ended March 31, 2004 and 2003 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet and retained earnings statement as of September 30, 2003 has been derived from the Company's audited consolidated balance sheet and retained earnings statement.

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

      Our finance receivables are effectively unsecured with fixed interest rates and typically have a maturity of less than 48 months. During the first six months of fiscal 2004, the size of our average finance receivable at origination was approximately $3,234. A large portion of our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

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

Sources of Income

      We earn revenues and resulting income from finance income derived from direct consumer lending and retail installment contracts, commissions earned on the sale of credit insurance products, credit reinsurance premiums, and commissions earned on the sale of ancillary products and services. For purposes of the following discussion, "revenues" means the sum of our finance income, insurance premiums and commissions and other income.

Finance Receivables

      Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables:

                                  As of, and For the Six      As of, and For the
                                       Months Ended                Year Ended
                                         March 31,                September 30,
                               -------------------------------------------------
                                   2004              2003              2003
                               -------------------------------------------------
                                  (dollars in thousands, except for average note
                                                     balance)
Finance Receivables:
Finance receivable balance     $   176,222       $   163,875        $  165,895
Average note balance           $     2,230       $     2,018        $    2,117
Total finance income           $    26,239       $    25,183        $   50,003
Total number of notes               79,009            81,194            78,364

Direct Loans:
Notes receivable balance       $   155,703       $   144,684        $  147,095
Percent of finance receivables       88.36%            88.29%            88.67%
Average note balance           $     2,250       $     2,023        $    2,123
Number of notes                     69,194            71,519            69,291

Retail Installment Contracts:
Notes receivable balance       $    20,519       $    19,191        $   18,800
Percent of finance receivables       11.64%            11.71%            11.33%
Average note balance           $     2,091       $     1,984        $    2,072
Number of notes                      9,815             9,675             9,073


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

      The following table presents important data relating to our net interest margin:


                                 As of, and For the      As of, and For the
                                   Three Months             Six Months
                                   Ended March 31,        Ended March 31,
                                 --------------------   --------------------
                                   2004      2003         2004      2003
                                 --------------------   --------------------
                                           (dollars in thousands)

Finance receivables balance        $176,222  $163,875     $176,222  $163,875
Average finance receivables (1)    $173,962  $165,634     $172,527  $165,665
Average interest bearing
  liabilities (1)                  $138,000  $131,613     $137,483  $131,496
Total finance income               $ 12,964  $ 12,248     $ 26,239  $ 25,183
Total interest expense             $  2,231  $  2,405     $  4,435  $  4,833
Provision for credit losses        $  2,135  $  3,010     $  4,823  $  6,423
Net charge-offs                    $  1,895  $  1,910     $  4,133  $  4,423

---------------------------------
(1)  Averages are computed using month-end balances.


Results of Operations

      Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Finance Receivables. Our aggregate finance receivables increased 0.6% during the second quarter of fiscal 2004 to $176.2 million on March 31, 2004 from $175.2 million on December 31, 2003. Historically, the second quarter is typically the lowest period for loan originations and usually results in a decline in our finance receivables of generally between 2% and 4%. These loan originations generated the highest second quarter gain in our finance receivables in company history. This increase was due primarily to increases in finance receivables from the Internet, which grew by approximately $2.3 million or 3.5% during this period. The Internet is a lower-cost method of loan origination and proceed distribution. We plan to continue to increase this distribution platform in the future through our existing channels and additional third party websites.

      Total Revenues. Total revenues in the second quarter of fiscal 2004 increased to $14.6 million from $13.9 million in the second quarter of fiscal 2003, an increase of $0.7 million or 4.67%. This increase was primarily due to an increase in average finance receivables to $174.0 million in the second quarter of fiscal 2004 from $165.6 million in the second quarter fiscal 2003, an increase of 5.1%.

      Provision for Credit Losses. The provision for credit losses in the second quarter of fiscal 2004 decreased to $2.1 million from $3.0 million in the second quarter of fiscal 2003, a decrease of $0.9 million or 29.1%. Net charge-offs of finance receivables in the second quarter of fiscal 2004 remained consistent with fiscal 2003 at $1.9 million, while the net charge-offs as a percentage of average finance receivables for the second quarter of fiscal 2004 declined to 4.4% compared to 4.6% in fiscal 2003. The decrease in net charge-offs as a percentage of average finance receivables reflects the reduction in 60-day delinquent accounts in the portfolio and enhanced collection efforts. Our allowance for credit losses at March 31, 2004 increased to $9.9 million from $9.7 million at December 31, 2003, an increase of $0.2 million, or 2.5%. The increase reflects the increase in our average finance receivables portfolio for the three months ended March 31, 2004. See also "--Credit Loss Experience and Provisions for Credit Loss."

      Interest Expense. Interest expense in the second quarter of fiscal 2004 decreased to $2.2 million from $2.4 million in the second quarter of fiscal 2003, a decrease of $0.2 million or 7.2%. This decrease is the result of lower interest rates charged on our borrowings, even though our average interest bearing liabilities for the three months ended March 31, 2004 increased by $6.4 million or 4.9% compared to the three months ended March 31, 2003. The weighted average interest rate declined to 6.5% in the second quarter of fiscal 2004 from 7.2% in the second quarter of fiscal 2003.

      Operating Expense. Operating expenses in the second quarter of fiscal 2004 increased to $8.4 million from $7.4 million in the second quarter of fiscal 2003, an increase of $1.0 million or 14.4%. This increase was primarily due to employment costs and advertising costs. Employment costs increased as a result of building infrastructure in the retail network and renewed efforts to create a technology solution for our lending software system and integration with our internet lending software system to enhance efficiencies in the future. In addition, in the first quarter 2004 we entered into agreements with third parties, who sell products via the Internet, to provide financing solutions for their military customer base. Advertising costs increased due to additional marketing efforts to build brand awareness.
These increases were partially offset by a reduction in professional fees.

      Net Income. Income before taxes in the second quarter of fiscal 2004 was $1.8 million and net income was $1.1 million compared to income before taxes of $1.1 million and net income of $.7 million during the second quarter of fiscal 2003.

      Six Months Ended March 31, 2004 Compared to Six Months Ended March 31,
2003

      Finance Receivables. Our aggregate finance receivables increased 6.2% during the first six months of fiscal 2004 to $176.2 million from $165.9 million on September 30, 2003, compared to a 3.0% increase during the first six months of fiscal 2003 to $163.9 million from $159.0 million on September 30, 2002. This increase was due primarily to increases in finance receivables from the Internet, which grew by more than $8.7 million or 14.8% during this period. The Internet is a lower-cost method of loan origination and proceed distribution, and we plan to continue to increase this distribution channel in the future.

      Total Revenues. Total revenues for the first six months of fiscal 2004 increased to $29.6 million from $28.8 million for the first six months of fiscal 2003, an increase of $0.8 million or 2.84%. This increase was primarily due to the increase in average finance receivables to $172.5 million in fiscal 2004 from $165.7 million in fiscal 2003, an increase of 4.1%.

      Provision for Credit Losses. The provision for credit losses in the first six months of fiscal 2004 decreased to $4.8 million from $6.4 million in the first six months of fiscal 2003, a decrease of $1.6 million or 24.9%. Net charge-offs of finance receivables in the first six months of fiscal 2004 decreased to $4.1 million from $4.4 million in the first six months of fiscal 2003, a decrease of $0.3 million or 6.8%. Net charge-offs were 4.8% of the average finance receivable balance for the six months ended March 31, 2004 compared to 5.3% for the six months ended March 31, 2003. This decline reflects the reduction in 60-day delinquent accounts as a percentage of finance receivables from 2.9% on September 30, 2003 to 2.5% on March 31, 2004. Our allowance for credit losses at March 31, 2004 increased to $9.9 million from $9.2 million at September 31, 2003, an increase of $0.7 million or 7.5%. The increase in the allowance for credit losses reflects the increase in our average finance receivables portfolio for the six months ended March 31, 2004. See also "--Credit Loss Experience and Provisions for Credit Loss."

      Interest Expense. The interest expense for the first six months of fiscal 2004 decreased to $4.4 million from $4.8 million in the first six months of fiscal 2003, a decrease of $.4 million or 8.2%. This decrease is the result of lower interest rates charged on our borrowings, even though our average interest bearing liabilities for the six months ended March 31, 2004 increased by $6.0 million or 4% compared to the six months ended March 31, 2003. The weighted average interest rate declined to 6.5% in the first six months of fiscal 2004 from 7.3% in the first six months of fiscal 2003.

      Operating Expense. Operating expenses for the first six months of fiscal 2004 increased to $16.6 million from $14.7 million in the first six months of fiscal 2003, an increase of $1.9 million or 13.0%. This increase is the result of increasing advertising expenses and rising employment costs. The employment costs increase was primarily due to continued building of infrastructure in the retail network and renewed efforts to create a technology solution for our lending software system and integration with our internet lending software system to enhance efficiencies in the future. In addition, in the first quarter of 2004 we entered into agreements with third parties, who sell products via the Internet, to provide financing solutions for their military customer base. Competitive compensation and rising benefit costs have compounded this variance. Advertising costs increased due to additional marketing efforts to build brand awareness. These increases were partially offset by a reduction in professional fees.

      Net Income. Income before taxes of $3.8 million and net income of $2.4 million for the first six months of fiscal 2004 compared to $2.9 million and net income of $1.8 million for the first six months of fiscal 2003.

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

      The following sets forth our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables:

                                    As of the Six Months Ended       As of
                                             March 31,           September 30,
                                       2004           2003           2003
                                   --------------------------------------------
                                             (dollars in thousands)

Finance receivables balances       $   176,222      $  163,875     $  165,895

Finance receivables balances 60
days or more past due              $     4,388      $    5,266     $    4,836

Finance receivables balances 60
days or more past due as a percent
of finance receivables                    2.49%           3.21%          2.92%


Credit Loss Experience and Provision for Credit Losses

      General

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

      Direct Loans

      Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Finance receivables are charged-off when management deems them to be uncollectible through our normal collection procedures or they become 270 days past due. The 270-day limit is required by our senior lending agreement. Approximately 40% of our charge-offs occur before an account is 180 days delinquent. Our primary source of charge-offs is when a customer leaves the military prior to repaying the finance receivable. We generally structure our loans so that the entire amount is repaid prior to a customer's estimated separation from the military, and the number of our customers who depart the military early has remained relatively constant over time. We, however, cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement any policy or procedure to ensure that we are repaid in full prior to our customer leaving the military. Our second greatest source of loss is when a customer declares bankruptcy.

      The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans. The decrease shown on this table in the percentage of net charge-offs to average monthly balance outstanding resulted primarily from more effective collection efforts:

                                    As of, and For        As of, and For
                                      the Three               the Six
                                     Months Ended           Months Ended
                                      March 31,               March 31,
                                  -------------------------------------------
                                    2004      2003         2004      2003
                                  -------------------------------------------
                                            (dollars in thousands)
Direct Loans:
   Loans charged-off              $  2,223  $  2,240     $  4,707  $  4,991
   Less recoveries                     312       256          559       504
                                  -------------------------------------------
   Net charge-offs                $  1,911  $  1,984     $  4,148  $  4,487
                                  ===========================================

Average monthly balance of
   outstanding (1)                $154,769  $146,600     $153,552  $146,520
Percentage of net
   charge-offs to average
   monthly balance outstanding (2)    4.94%     5.41%        5.40%     6.12%


-----------------------------
(1)  Averages are computed using month-end balances.
(2)  March 31, 2004 and 2003 are annualized for comparison purpose.

      Retail Installment Contracts

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

      The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts:

                                     As of, and For        As of, and For
                                       the Three             the Six
                                       Months Ended         Months Ended
                                         March 31,           March 31,
                                    ---------------------------------------
                                      2004      2003      2004      2003
                                    ---------------------------------------
                                            (dollars in thousands)
Retail Installment Contracts:
   Contracts charged-off            $      6  $     26    $   24  $     58
   Less recoveries                        22       100        39       122
                                    ---------------------------------------
   Net charge-offs                  $    (16) $    (74)   $  (15) $    (64)
                                    =======================================

Average monthly balance of
   outstanding (1)                  $ 19,193  $ 19,034    $18,975 $ 19,146
Percentage of net charge-offs
to average
   monthly balance outstanding (2)     -0.33%    -1.56%    -0.16%   -0.67%

----------------------------
(1) Averages are computed using month-end balances.
(2) March 31, 2004 and 2003 are annualized for comparison purpose.

      The following table presents our allowance for credit losses on direct loans and retail installment contracts:

                                       As of, and For         As of, and For
                                         the Three               the Six
                                        Months Ended           Months Ended
                                         March 31,              March, 31
                                     ------------------------------------------
                                       2004      2003         2004     2003
                                     ------------------------------------------
                                                (dollars in thousands)

Average finance receivables (1)      $173,962  $165,634     $172,527  $165,665
Provision for credit losses          $  2,135  $  3,010     $  4,823  $  6,423
Net charge-offs                      $  1,895  $  1,910     $  4,133  $  4,423
Net charge-offs as a
   percentage of
   average finance receivables (2)       4.36%     4.61%        4.79%     5.34%
Allowance for credit losses          $  9,911  $  8,221     $  9,911  $  8,221
Allowance as a percentage of
   average finance receivables           5.70%     4.96%        5.74%     4.96%

-----------------------------
(1) Averages are computed using month-end balances.
(2) March 31, 2004 and 2003 are annualized for comparison purpose.

      Allowance for Credit Losses

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

      The following table sets forth changes in the components of our allowance for credit losses on direct loans and retail installment contracts:

                             As of, and For the Three    As of, and For the Six
                                   Months Ended               Months Ended
                                    March 31,                  March 31,
                            ----------------------------------------------------
                                2004          2003        2004          2003
                            ----------------------------------------------------
                                           (dollars in thousands)

Balance beginning of period    $    9,671   $   7,121    $   9,221    $   6,221
                            ----------------------------------------------------
Charge-offs:
   Loans charged-off               (2,229)     (2,266)      (4,731)      (5,049)
   Recoveries                         334         356          598          626
                            ----------------------------------------------------
Net charge-offs                    (1,895)     (1,910)      (4,133)      (4,423)
Provision for credit losses         2,135       3,010        4,823        6,423
                            ----------------------------------------------------
Balance end of period          $    9,911   $   8,221    $   9,911    $   8,221
                            ====================================================

Loan Origination

      Our loan origination is an important factor in determining our future revenues. Loan origination for the first six months of fiscal 2004 increased to $107.2 million from $96.0 million for the first six months of fiscal year 2003, an increase of $11.2 million or 11.6%. This increase is primarily due to the increased demand for our loans in the second quarter of fiscal 2004 that generated $46.0 million in volume, which is a second quarter company record. Historically, demand for our loans decrease during the second quarter and while that did occur, the decrease was not as dramatic due in part to troop rotations. Military rotations are expected to continue in the coming months, which may impact demand for our loans in the future.

      The following table sets forth our overall loan originations and lending activities by direct loans and retail installment contracts:

                             As of, and For the Three    As of, and For the Six
                                   Months Ended               Months Ended
                                    March 31,                  March 31,
                            ----------------------------------------------------
                                  2004        2003           2004         2003
                            ----------------------------------------------------
                                (dollars in thousands, except for average note
                                                   amounts)
Total Loan Origination:
Gross balance                  $  46,041   $  33,533       $ 107,187   $  96,010
Number of notes                   14,052      10,746          33,144      31,553
Average note amount            $   3,276   $   3,121       $   3,234   $   3,043

Direct Loans:
Gross balance                  $  40,298   $  29,630       $  97,636   $  88,032
Number of notes                   11,927       9,592          29,840      29,165
Average note amount            $   3,379   $   3,089       $   3,272   $   3,018

Retail Installment
Contracts:
Gross balance                  $   5,743   $   3,903       $   9,551   $   7,978
Number of notes                    2,125       1,154           3,304       2,388
Average note amount            $   2,703   $   3,382       $   2,891   $   3,341

Liquidity and Capital Resources

      A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Investing activities are our principal use of cash, which is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference, if any, between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments. Cash used in investing activities in the first six months of fiscal 2004 was approximately $14.8 million, which was funded from $7.4 million of cash from operating activities and $7.1 million from financing activities. Cash used in investing activities in the first six months of fiscal 2003 was approximately $9.6 million, which was funded from $10.3 million from operating activities.

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

      On or before March 31st of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of April 1, 2004, ten of the eleven banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in the fundings up to an aggregate of $200 million, up from $185.5 million in fiscal year 2003.

      Senior Indebtedness-Bank Debt

      Our senior lending agreement is an uncommitted facility, which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of March 31, 2004, we could request up to $21.6 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of March 31, 2004, we were in material compliance with all loan covenants.

      Senior Indebtedness-Parent Debt

      We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2%. At March 31, 2004, there was $2.5 million outstanding under this credit facility with an interest rate of 6.0%.

      Senior Indebtedness Table

      As of March 31, 2004 and 2003 and September 30, 2003, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of:

                                                                     As of
                                         As of March 31,          September 30,
                                   ---------------------------------------------
                                        2004           2003              2003
                                   -------------   -------------   -------------
                                                (dollars in thousands)
Revolving Credit Line (1):
   Total facility                  $    34,923     $    29,000      $    31,000
   Balance at end of period        $    14,445     $    12,588      $    12,293
   Maximum available credit        $    20,478     $    16,412      $    18,707
Term Notes (2):
   Total facility                  $   154,233     $   133,448      $   140,036
   Balance at end of period        $   104,977     $    99,536      $    99,471
   Maximum available credit        $    49,256     $    33,912      $    40,565
Total Revolving and Term
   Notes (1)(2):
   Total facility                  $   189,156     $   162,448      $   171,036
   Balance at end of period        $   119,422     $   112,124      $   111,764
   Maximum available credit (3)    $    69,734     $    50,324      $    59,273

Credit facility available (4)      $    21,555     $    12,400      $    13,575
Percent utilization of the
   total facility                        63.13%          69.02%           65.34%

--------------------------
(1) Includes revolving credit line from our parent.
(2) Includes amortizing notes.
(3) Maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80%.
(4) Credit facility available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80%.

      Outstanding Subordinated Debt

      We also fund our liquidity needs through the sale of unsecured junior subordinated debentures. These debentures have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these debentures at any time upon 30 days written notice. As of March 31, 2004, we had issued approximately $22.2 million of these junior subordinated debentures at a weighted average interest rate of 9.40%.

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

ITEM 2.  Changes in Securities and Use of Proceeds

      On May 13, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-103293), effective. On January 13, 2004 the Securities and Exchange Commission declared our post effective amendment as filed on Form S-1 (File No. 333-103293), effective. Pursuant to the registration statement, and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our junior subordinated debentures, with a maximum aggregate offering price of $25,000,000 on a continuous basis with an expected termination in May 2005. We commenced the offering of these junior subordinated debentures on May 20, 2003. We are currently offering the debentures through our officers and employees directly without an underwriter or agent. From May 20, 2003 to March 31, 2004, we sold 151 debentures in an approximate aggregate principal amount of $2,935,000. For the quarter ended March 31, 2004 we sold 50 debentures in the approximate aggregate principal amount of $925,000. Costs incurred in connection with the preparation of the initial registration statement on Form S-1 were approximately $315,000. Our expenses incurred in connection with the issuance and distribution of the junior subordinated debentures from the date our registration statement became effective, May 13, 2003, through March 31, 2004 were approximately $246,000. Expenses incurred in the second quarter of fiscal 2004 were approximately $48,000. Net proceeds from the offering through March 31, 2004, were approximately $2,374,000.

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

PIONEER FINANCIAL SERVICES, INC.


Name                           Title                             Date
----                           -----                             ----

s/s WILLIAM D. SULLIVAN      Chief Executive Officer             May 11, 2004
------------------------     and Sole Director
William D. Sullivan          (Principal Executive Officer)


s/s RANDALL J. OPLIGER       Chief Financial Officer,            May 11, 2004
------------------------     Treasurer and Secretary
Randall J. Opliger           (Principal Financial Officer
                             and Principal Accounting Officer)

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