Form 10-Q
period 2004-06-30
PIONEER FINANCIAL SERVICES INC
filed 2004-08-13
CIK 1216752

Prospectus Supplement Dated August 13, 2004   Filed Pursuant to Rule 424 (b)(3)
to Prospectus Dated January 13, 2004 of
Pioneer Financial Services, Inc.              Registration Number 333-103293
===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                          For the period ended: June 30, 2004

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from           to

                 Commission file number:  333-103293

                   Pioneer Financial Services, Inc.
        (Exact name of Registrant as specified in its charter)


                Missouri                                44-0607504
      (State or other jurisdiction of                (I.R.S.Employer
      incorporation or organization)                 Identification No.)

4700 Belleview Avenue, Suite 300, Kansas City, Missouri     64112
 (Address of principal executive office)                 (Zip Code)

      Registrant's telephone number, including area code: (816)756-2020


----------------------------------------------------------------------

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

      Class                             Outstanding as of June 30, 2004
      -----                             -------------------------------
   Common Stock, $100 par value                  17,136 shares

                        PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-Q
                                  June 30, 2004

                                TABLE OF CONTENTS



                                     PART I
                              FINANCIAL INFORMATION
Item No.                                                                Page

1. Consolidated Financial Statements..........................................3
   Consolidated Balance Sheets at June 30, 2004 and September 30, 2003........3
   Consolidated Statements of Income for the three months ended and nine months ended June 30, 2004 and 2003........................................4
   Consolidated Statements of Retained Earnings for the nine months ended June 30, 2004 and year ended September 30, 2003......................5
   Consolidated Statements of Cash Flows for the nine months ended
   June 30, 2004 and 2003.....................................................6
   Condensed Notes to Consolidated Financial Statements.......................7
2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations......................................................8
3. Quantitative and Qualitative Disclosures About Market Risk................17
4. Controls and Procedures...................................................18


                                     PART II
                                OTHER INFORMATION

1.    Legal Proceedings......................................................18
2.    Changes in Securities and Use of Proceeds..............................18
3.    Defaults upon Senior Securities........................................18
4.    Submission of Matters to a Vote of Security Holders....................18
5.    Other Information......................................................18
6.    Exhibits and Reports on Form 8-K.......................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements


                        PIONEER FINANCIAL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                            ASSETS
                                 June 30,         September 30,
                                   2004               2003
                            -----------------   -----------------
                              (unaudited)
Cash                        $      2,188,252     $     2,039,109
Other investments                  1,954,088           1,962,614

Finance receivables:
   Direct receivables            167,394,174         147,095,062
   Retail installment             20,751,127          18,799,693
   contracts
                            -----------------   -----------------
Finance receivables before
allowance
   for credit losses             188,145,301         165,894,755
   Allowance for credit losses   (10,650,868)         (9,220,868)
                            -----------------   -----------------
Net finance receivables          177,494,433         156,673,887

Furniture and equipment, net       1,849,495           1,467,077
Deferred income taxes              3,859,500           3,364,700
Prepaid and other assets             433,745             334,859
                            -----------------   -----------------

Total assets                $    187,779,513    $    165,842,246
                            =================   =================

             LIABILITIES AND STOCKHOLDER'S EQUITY
                                June 30,          September 30,
                                  2004                2003
                            -----------------   -----------------
                              (unaudited)
Revolving credit line -     $     11,975,000    $     10,580,000
banks
Revolving credit line -            2,799,926           1,712,841
affiliate
Accounts payable                     922,293             945,038
Accrued expenses and other        11,200,256          10,940,246
liabilities
Amortizing and single pay        113,875,514          99,471,296
term notes
Junior subordinated notes         22,931,331          21,436,745
                            -----------------   -----------------

Total liabilities           $    163,704,320    $    145,086,166
                            -----------------   -----------------

Stockholder's equity:
Common stock, $100 par
value; authorized
   20,000 shares; issued
   and outstanding
   17,136 shares                   1,713,600           1,713,600
Retained earnings                 22,361,593          19,042,480
                            -----------------   -----------------

Total stockholder's equity        24,075,193          20,756,080
                            -----------------   -----------------

Total liabilities and
stockholder's equity        $    187,779,513    $    165,842,246
                            =================   =================

See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                         Three Months Ended          Nine Months Ended
                              June 30,                    June 30,
                       ------------------------   -------------------------
                         2004          2003          2004          2003
                       ----------   -----------   -----------   -----------

Revenue
   Finance income      $14,047,746  $12,194,349   $40,286,529   $37,377,783
   Insurance premiums
    and commissions      1,252,583    1,321,872     3,837,116     4,017,528
   Other income, fees
   and commissions         489,851      312,441     1,299,819     1,247,008
                       -----------  -----------   -----------   -----------
Total revenue           15,790,180   13,828,662    45,423,464    42,642,319

Provision for            2,972,637    3,007,663     7,796,129     9,430,573
credit losses
Interest expense         2,250,280    2,296,585     6,685,031     7,129,507
                       -----------  -----------   -----------   -----------
Net revenue             10,567,263    8,524,414    30,942,304    26,082,239

Operating expenses
   Employee costs        5,603,150    4,577,550    16,761,621    13,991,480
   Facilities            1,148,685    1,173,569     3,601,830     3,700,598
   Marketing               591,706      510,041     1,886,026     1,331,576
   Professional fees       564,034      343,571     1,526,138     1,575,142
   Other                   336,077      240,922     1,035,510       906,266
                       -----------  -----------   -----------   -----------
Total operating          8,243,652    6,845,653    24,811,125    21,505,062
expenses

Income before income     2,323,611    1,678,761     6,131,179     4,577,177
taxes
Provision for              870,853      574,696     2,262,000     1,657,708
income taxes
                       -----------  -----------   -----------   -----------

Net income             $ 1,452,758  $ 1,104,065   $ 3,869,179   $ 2,919,469
                       ===========  ===========   ===========   ===========

Net income per share,
basic and diluted      $    84.78   $     64.43   $    225.79   $    170.37
                       ===========  ===========   ===========   ===========

See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                 Nine Months Ended       Year Ended
                                     June 30,          September 30,
                                       2004                2003
                                  ----------------   ----------------
                                    (unaudited)
Retained earnings, beginning of   $    19,042,480    $    15,606,679
period

Net income                              3,869,179          3,979,869

Dividends paid ($32.10 and $31.75        (550,066)          (544,068)
per share)
                                  ----------------   ----------------

Retained earnings, end of period  $    22,361,593    $    19,042,480
                                  ================   ================

See notes to consolidated financial statements.

                        PIONEER FINANCIAL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                      Nine Months       Ended June 30,
                                          2004               2003
                                     ------------      ----------------
Cash Flows from Operating
Activities:
 Net income                          $  3,869,179      $     2,919,469
 Items not requiring(providing
 cash:
  Provision for credit losses
   on finance receivables               7,796,129            9,430,573
  Depreciation and                        502,152              555,449
   amortization
  Compounded interest added to
   junior subordinated debt               924,839              945,952
  Deferred income taxes                  (494,800)            (921,876)
  Loss on disposal/donation                 1,020               25,062
   of equipment
 Changes in:
  Accounts payable and                    219,692             (147,413)
   accrued expenses
  Other                                   (98,886)             (99,639)
                                     -------------     ----------------
   Net cash provided by
   operating activities                12,719,325           12,707,577
                                     -------------     ----------------
Cash Flows from Investing
Activities:
   Loans originated                  (110,161,234)         (87,847,338)
   Loans purchased                    (14,536,503)         (11,807,793)
   Loans repaid                        96,081,062           89,378,621
   Capital expenditures                  (877,064)            (270,902)
   Securities purchased                        --             (317,827)
   Securities matured                          --              212,884
                                     -------------     ----------------
        Net cash used in              (29,493,739)         (10,652,355)
        investing activities
                                     -------------     ----------------
Cash Flows from Financing
Activities:
 Net borrowing under                    2,499,658              433,654
 lines of credit
 Proceeds from borrowings              50,110,421           32,367,594
 Repayment of borrowings              (35,136,456)         (33,860,797)
 Dividends paid                          (550,066)            (419,147)
                                     -------------     ----------------

        Net cash provided/(used)
        by financing activities        16,923,557           (1,478,696)
                                     -------------     ----------------

Net Increase/(Decrease) in Cash           149,143              576,526

Cash, Beginning of Period               2,039,109            1,150,863
                                     -------------     ----------------

Cash, End of Period                  $  2,188,252      $     1,727,389
                                     =============     ================

Additional Cash Flow Information:
 Interest paid                       $  6,652,781      $     7,230,547
 Income taxes paid                   $  3,332,667      $     2,718,506

See notes to consolidated financial statements.

                            PIONEER FINANCIAL SERVICES, INC.

                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2004 and September 30, 2003
                                   (Unaudited)

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

      Information with respect to June 30, 2004 and 2003, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations of the Company. The results of operations for the three months and nine months ended June 30, 2004 and 2003 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet and retained earnings statement as of September 30, 2003 has been derived from the Company's audited consolidated balance sheet and retained earnings statement.

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

      Our finance receivables are effectively unsecured with fixed interest rates and typically have a maturity of less than 48 months. During the first nine months of fiscal 2004, the size of our average finance receivable at origination was approximately $3,290. A large portion of our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

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

Finance Receivables

      Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables:

                            As of, and For the Nine      As of, and For the
                                 Months Ended                 Year Ended
                                   June 30,                  September 30,
                        ----------------------------------------------------
                                 2004           2003            2003
                        ----------------------------------------------------
                        (dollars in thousands, except for average note balance) Finance Receivables:
Finance receivable balance      $ 188,145     $ 162,504       $ 165,895
Average note balance            $   2,344     $   2,067       $   2,117
Total finance income            $  40,287     $  37,378       $  50,003
Total number of notes              80,260        78,624          78,364

Direct Loans:
Notes receivable balance        $ 167,394     $ 143,537       $ 147,095
Percent of finance receivables      88.97%        88.33%          88.67%
Average note balance            $   2,380     $   2,071       $   2,123
Number of notes                    70,347        69,292          69,291

Retail Installment Contracts:
Notes receivable balance        $  20,751     $  18,967       $  18,800
Percent of finance receivables      11.03%        11.67%          11.33%
Average note balance            $   2,093     $   2,032       $   2,072
Number of notes                     9,913         9,332           9,073

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

      The following table presents important data relating to our net interest margin:

                            As of, and For the Three    As of, and For the Nine
                                  Months Ended                Months Ended
                                     June 30,                   June 30,
                            ---------------------------------------------------
                                     2004        2003        2004        2003
                            ---------------------------------------------------
                                           (dollars in thousands)

Finance receivables balance         $188,145    $162,504   $188,145    $162,504

Average finance receivables (1)     $183,662    $162,222   $176,239    $164,518

Average interest bearing
liabilities (1)                     $146,337    $132,042   $140,434    $131,700

Total finance income                $ 14,048    $ 12,194   $ 40,287    $ 37,378

Total interest expense              $  2,250    $  2,297   $  6,685    $  7,130

Provision for credit losses         $  2,973    $  3,008   $  7,796    $  9,431

Net charge-offs                     $  2,233    $  2,208   $  6,366    $  6,631
----------------------------
(1) Averages are computed using month-end balances.

Results of Operations

      Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Finance Receivables. Our aggregate finance receivables increased 6.7% during the third quarter of fiscal 2004 to $188.1 million on June 30, 2004 from $176.2 million on March 31, 2004 as compared to a decrease of 0.8% during the third quarter of fiscal 2003 to $162.5 million on June 30, 2003 from $163.9 million on March 31, 2003. Increased loan originations in the third quarter of fiscal 2004 generated the highest quarterly gain in finance receivables in our company history. This increase was due primarily to increases in finance receivables from the Internet, which grew by approximately $8.0 million or 12.0% during this period. The Internet is a lower-cost method of loan origination and proceed distribution. We plan to continue to increase this distribution platform in the future through our existing channels and additional third party websites.

      Total Revenues. Total revenues in the third quarter of fiscal 2004 increased to $15.8 million from $13.8 million in the third quarter of fiscal 2003, an increase of $2.0 million or 14.2%. This increase was primarily due to an increase in average finance receivables to $183.7 million in the third quarter of fiscal 2004 from $162.2 million in the third quarter fiscal 2003, an increase of 13.2%.

      Provision for Credit Losses. The provision for credit losses in the third quarter of fiscal 2004 remained consistent with the third quarter of fiscal 2003 at $3.0 million. Net charge-offs of finance receivables in the third quarter of fiscal 2004 also remained consistent with fiscal 2003 at $2.2 million, while the net charge-offs as a percentage of average finance receivables for the third quarter of fiscal 2004 declined to 4.9% compared to 5.4% in fiscal 2003. The decrease in net charge-offs as a percentage of average finance receivables reflects enhanced collection efforts. The 60-day or more past due accounts as a percent of finance receivables decreased to 2.9% in the third quarter of fiscal 2004 as compared to 3.3% in the third quarter of fiscal 2003. Our allowance for credit losses at June 30, 2004 increased to $10.7 million from $9.9 million at March 31, 2004, an increase of $0.8 million, or 7.4%. The increase reflects the increase in our average finance receivables portfolio for the three months ended June 30, 2004. See also "--Credit Loss Experience and Provision for Credit Losses."

      Interest Expense. Interest expense in the third quarter of fiscal 2004 remained consistent with the third quarter of fiscal 2003 at $2.3 million. Our average interest bearing liabilities for the three months ended June 30, 2004 increased by $14.3 million or 10.8% compared to the three months ended June 30, 2003. The weighted average interest rate declined to 6.4% in the third quarter of fiscal 2004 from 7.3% in the third quarter of fiscal 2003.

       Operating Expense. Operating expenses in the third quarter of fiscal 2004 increased to $8.2 million from $6.8 million in the third quarter of fiscal 2003, an increase of $1.4 million or 20.4%. This increase was primarily due to higher employment costs. Employment costs have increased as a result of continued infrastructure improvements in the Internet distribution channel of our business. In addition, our commission expenses have increased due to agreements that we entered into in the first quarter of 2004 with third parties who sell products via the Internet, to provide financing solutions for their military customer base.

       Net Income. Income before taxes in the third quarter of fiscal 2004 was $2.3 million and net income was $1.5 million compared to income before taxes of $1.7 million and net income of $1.1 million during the third quarter of fiscal 2003.

       Nine Months Ended June 30, 2004 Compared to Nine Months Ended
June 30, 2003

      Finance Receivables. Our aggregate finance receivables increased 13.4% during the first nine months of fiscal 2004 to $188.1 million from $165.9 million on September 30, 2003, compared to a 2.2% increase during the first nine months of fiscal 2003 to $162.5 million from $159.0 million on September 30, 2002. This increase was due primarily to increases in finance receivables from the Internet, which grew by more than $16.8 million or 28.5% during this period. The Internet is a lower-cost method of loan origination and proceed distribution, and we plan to continue to increase this distribution channel in the future.

      Total Revenues. Total revenues for the first nine months of fiscal 2004 increased to $45.4 million from $42.6 million for the first nine months of fiscal 2003, an increase of $2.8 million or 6.52%. This increase was primarily due to the increase in average finance receivables to $176.2 million in fiscal 2004 from $164.5 million in fiscal 2003, an increase of 7.1%.

      Provision for Credit Losses. The provision for credit losses in the first nine months of fiscal 2004 decreased to $7.8 million from $9.4 million in the first nine months of fiscal 2003, a decrease of $1.6 million or 17.3%. Net charge-offs of finance receivables in the first nine months of fiscal 2004 decreased to $6.4 million from $6.7 million in the first nine months of fiscal 2003, a decrease of $.3 million or 4.5%. Net charge-offs were 4.8% of the average finance receivable balance for the nine months ended June 30, 2004 compared to 5.4% for the nine months ended June 30, 2003. This decline reflects the decrease in 60-day or more delinquent accounts as a percentage of finance receivables to 2.9% on June 30, 2004 from 3.3% on June 30, 2003. In addition, our allowance for credit losses at June 30, 2004 increased to $10.7 million from $9.2 million at September 30, 2003, an increase of $1.5 million or 15.5%. The increase in the allowance for credit losses reflects the increase in our average finance receivables portfolio for the nine months ended June 30, 2004. See also "--Credit Loss Experience and Provision for Credit Losses."

      Interest Expense. The interest expense for the first nine months of fiscal 2004 decreased to $6.7 million from $7.1 million in the first nine months of fiscal 2003, a decrease of $.4 million or 6.2%. This decrease is the result of lower interest rates charged on our borrowings, even though our average interest bearing liabilities for the nine months ended June 30, 2004 increased by $8.7 million or 6.6% compared to the nine months ended June 30, 2003. The weighted average interest rate declined to 6.3% in the first nine months of fiscal 2004 from 7.2% in the first nine months of fiscal 2003.

      Operating Expense. Operating expenses for the first nine months of fiscal 2004 increased to $24.8 million from $21.5 million in the first nine months of fiscal 2003, an increase of $3.3 million or 15.4%. This increase is the result of rising employment costs and advertising expenses. A continued effort to build an infrastructure in the Internet distribution channel of our business has increased employment expenses. Competitive compensation and rising benefit costs is another factor that has compounded this employment cost variance. In addition, in the first quarter of 2004, we entered into an agreement with third parties, who sell products via the Internet, to provide financing solutions for their military customer base, which has increased our commission expenses. Advertising costs have also continued to rise due to additional marketing efforts to build brand awareness.

      Net Income. Income before taxes of $6.1 million and net income of $3.9 million for the first nine months of fiscal 2004 compared to $4.6 million and net income of $2.9 million for the first nine months of fiscal 2003.

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

      The following sets forth our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables:

                                As of the Nine Months Ended       As of
                                         June 30,             September 30,
                                  2004            2003             2003
                               ----------------------------------------------
                                        (dollars in thousands)

Finance receivables balances     $188,145       $162,504        $165,895

Finance receivables balances
60 days or more past due         $  5,506       $  5,291        $  4,836

Finance receivables balances
60 days or more past due as a
percent of finance receivables       2.93%          3.26%           2.92%

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

      The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans. The decrease shown on this table in the percentage of net charge-offs to average monthly balance outstanding resulted primarily from more effective collection efforts:

                           As of, and For the Three      As of, and For the Nine
                                Months Ended                    Months Ended
                                  June 30,                        June 30,
                             ---------------------------------------------------
                                2004        2003          2004         2003
                             ---------------------------------------------------
                                          (dollars in thousands)
Direct Loans:
   Loans charged-off         $  2,600      $ 2,471       $  7,307     $  7,462
   Less recoveries                350          256            909          760
                             ---------------------------------------------------
   Net charge-offs           $  2,250      $ 2,215       $  6,398     $  6,702
                             ===================================================

Average monthly balance of
 outstanding (1)             $162,906     $143,135       $156,670     $145,392
Percentage of net
charge-offs to average
 monthly balance                 5.52%        6.19%          5.44%        6.15%
 outstanding (2)
-----------------------------
(1) Averages are computed using month-end balances.
(2) June 30, 2004 and 2003 are annualized for comparison purpose.

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

      The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts:

                            As of, and For the Three    As of, and For the Nine
                                   Months Ended              Months Ended
                                     June 30,                   June 30,
                            ---------------------------------------------------
                                2004           2003       2004          2003
                            ---------------------------------------------------
                                         (dollars in thousands)
Retail Installment Contracts:
   Contracts charged-off    $     2     $       14    $     26     $      71
   Less recoveries               19             21          58           142
                            ---------------------------------------------------
   Net charge-offs          $   (17)    $       (7)   $    (32)    $     (71)
                            ===================================================

Average monthly balance of
   outstanding (1)          $ 20,755    $    19,088   $ 19,568     $  19,126
Percentage of net
charge-offs to average
   monthly balance             -0.33%         -0.15%     -0.22%        -0.49%
   outstanding (2)
----------------------------
(1) Averages are computed using month-end balances.
(2) June 30, 2004 and 2003 are annualized for comparison purpose.

      The following table presents our allowance for credit losses on direct loans and retail installment contracts:

                            As of, and For the Three    As of, and For the Nine
                                   Months Ended               Months Ended
                                     June 30,                   June 30,
                            -------------------------   -----------------------
                                2004          2003        2004          2003
                            -------------------------   -----------------------
                                          (dollars in thousands)

Average finance              $  183,662   $    162,222  $ 176,239     $164,518
  receivables (1)
Provision for credit losses  $    2,973   $      3,008  $   7,796     $  9,431
Net charge-offs              $    2,233   $      2,208  $   6,366     $  6,631
Net charge-offs as a
  percentage of average
  finance receivables (2)          4.86%          5.44%      4.82%        5.37%
Allowance for credit losses  $   10,651   $      9,021  $  10,651     $  9,021
Allowance as a percentage
  of average finance
  receivables                      5.80%          5.56%      6.04%        5.48%
-----------------------------
(1) Averages are computed using month-end balances.
(2) June 30, 2004 and 2003 are annualized for comparison purpose.

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

      The following table sets forth changes in the components of our allowance for credit losses on direct loans and retail installment contracts:

                           As of, and For the Three     As of, and For the Nine
                                 Months Ended                  Months Ended
                                   June 30,                       June 30,
                          -----------------------------------------------------
                                2004      2003          2004            2003
                          -----------------------------------------------------
                                         (dollars in thousands)

Balance beginning of period  $ 9,911   $  8,221       $  9,221       $ 6,221
                          -----------------------------------------------------
Charge-offs:
   Loans charged-off          (2,602)    (2,485)        (7,333)       (7,533)
   Recoveries                    369        277            967           902
                          -----------------------------------------------------
Net charge-offs               (2,233)    (2,208)        (6,366)       (6,631)
Provision for credit losses    2,973      3,008          7,796         9,431
                          -----------------------------------------------------
Balance end of period        $10,651   $  9,021       $ 10,651       $ 9,021
                          =====================================================

Loan Origination

      Our loan origination is an important factor in determining our future revenues. Loan origination for the first nine months of fiscal 2004 increased to $173.9 million from $138.9 million for the first nine months of fiscal year 2003, an increase of $35.0 million or 25.2%. The demand for our loan origination in the third quarter of 2004 generated $66.8 million in volume, which is a company record. The record volume was achieved in the first nine months of fiscal 2004 through the expansion of our Internet distribution channel. This resulted in a $25.5 million or 53.9% increase from the first nine months of fiscal 2003. See our registration statement on Form S-1, as amended
(No. 333-103293), "Business--Direct Lending Activities."

      The following table sets forth our overall loan originations and lending activities by direct loans and retail installment contracts:

                            As of, and For the Three    As of, and For the Nine
                                  Months Ended                Months Ended
                                     June 30,                    June 30,
                            ---------------------------------------------------
                                2004           2003       2004          2003
                            ---------------------------------------------------
                        (dollars in thousands, except for average note amounts) Total Loan Origination:
Gross balance                $ 66,761      $  42,932    $ 173,948     $ 138,944
Number of notes                19,723         12,855       52,867        44,408
Average note amount          $  3,385      $   3,340    $   3,290     $   3,129

Direct Loans:
Gross balance                $ 61,775      $  39,103    $ 159,411     $ 127,136
Number of notes                18,095         11,758       47,935        40,923
Average note amount          $  3,414      $   3,326    $   3,326     $   3,107

Retail Installment Contracts:
Gross balance                $  4,986      $   3,829    $  14,537     $  11,808
Number of notes                 1,628          1,097        4,932         3,485
Average note amount          $  3,063      $   3,490    $   2,947     $   3,388

      In June 2004, we began an initiative to replace our legacy loan processing system with a purchased software solution, which will provide the organization with continued improvements in its loan origination, servicing and collection processes. This new system is scheduled for launch in fiscal 2005.

Liquidity and Capital Resources

      A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Investing activities are our principal use of cash, which is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference, if any, between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments. Cash used in investing activities in the first nine months of fiscal 2004 was approximately $29.5 million, which was funded from $12.7 million of cash from operating activities and $16.9 million from financing activities. Cash used in investing and financing activities in the first nine months of fiscal 2003 was approximately $10.7 million and $1.5 million respectively, which were funded from $12.7 million from operating activities.

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

      On or before March 31st of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of June 30, 2004, all banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in the fundings up to an aggregate of $200 million, up from $185.5 million in fiscal year 2003.

      Senior Indebtedness-Bank Debt

      Our senior lending agreement is an uncommitted facility, which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of June 30, 2004, we could request up to $21.9 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of June 30, 2004, we were in material compliance with all loan covenants.

      Senior Indebtedness-Parent Debt

      We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2%. At June 30, 2004, there was $2.8 million outstanding under this credit facility with an interest rate of 6.0%.

      Senior Indebtedness Table

      As of June 30, 2004 and 2003 and September 30, 2003, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of:

                                   As of June 30,        As of September 30,
                               ---------------------------------------------
                                  2004        2003                2003
                               ---------    --------            --------
                                          (dollars in thousands)
Revolving Credit Line (1):
   Total facility               $ 36,146    $ 31,000            $ 31,000
   Balance at end of period     $ 14,775    $ 13,151            $ 12,293
   Maximum available credit     $ 21,371    $ 17,849            $ 18,707
Term Notes (2):
   Total facility               $167,443    $141,269            $140,036
   Balance at end of period     $113,876    $ 97,041            $ 99,471
   Maximum available credit     $ 53,567    $ 44,228            $ 40,565
Total Revolving and Term
  Notes (1) (2):
   Total facility               $203,589    $172,269            $171,036
   Balance at end of period     $128,651    $110,192            $111,764
   Maximum available credit (3) $ 74,938    $ 62,077            $ 59,273

Credit Facility Available (4)   $ 21,865    $ 12,594            $ 13,575
Percent utilization of the
   total facility                  63.19%      63.97%              65.34%

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

      Outstanding Subordinated Debt

      We also fund our liquidity needs through the sale of unsecured junior subordinated debentures. These debentures have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these debentures at any time upon 30 days written notice. As of June 30, 2004, we had issued approximately $22.9 million of these junior subordinated debentures at a weighted average interest rate of 9.4%.

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

ITEM 2.  Changes in Securities and Use of Proceeds

      On May 13, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-103293), effective. On January 13, 2004 the Securities and Exchange Commission declared our post effective amendment as filed on Form S-1 (File No. 333-103293), effective. Pursuant to the registration statement, and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our junior subordinated debentures, with a maximum aggregate offering price of $25,000,000 on a continuous basis with an expected termination in May 2005. We commenced the offering of these junior subordinated debentures on May 20, 2003. We are currently offering the debentures through our officers and employees directly without an underwriter or agent. From May 20, 2003 to June 30, 2004, we sold 210 debentures in an approximate aggregate principal amount of $4,055,000. For the quarter ended June 30, 2004 we sold 69 debentures in the approximate aggregate principal amount of $1,113,000. Costs incurred in connection with the preparation of the initial registration statement on Form S-1 were approximately $315,000. Our expenses incurred in connection with the issuance and distribution of the junior subordinated debentures from the date our registration statement became effective, May 13, 2003, through June 30, 2004 were approximately $336,000. Expenses incurred in the third quarter of fiscal 2004 were approximately $40,000. Net proceeds from the offering through June 30, 2004, were approximately $3,453,000.

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

PIONEER FINANCIAL SERVICES, INC.


Name                         Title                              Date


                          Chief Executive Officer            August 13, 2004
----------------------    and Sole Director
William D. Sullivan       (Principal Executive Officer)


                          Chief Financial Officer,           August 13, 2004
----------------------    Treasurer and Secretary
Randall J. Opliger        (Principal Financial Officer
                          and Principal Accounting Officer)

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