Form 10-K
period 2004-09-30
PIONEER FINANCIAL SERVICES INC
filed 2004-12-21
CIK 1216752

======================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2004

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

                               Title of Each Class
                                      None

------------------------------------------------------------------------------

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                        Outstanding as of September 30, 2004
      -----                        ------------------------------------
Common Stock, $100 par value                   17,136 shares

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-K

                               September 30, 2004

                                TABLE OF CONTENTS


Item No.                                                       Page


                              PART I

ITEM 1.    BUSINESS ..............................................1
ITEM 2.    PROPERTIES ............................................8
ITEM 3.    LEGAL PROCEEDINGS .....................................8

                              PART II

ITEM 6.    SELECTED FINANCIAL DATA ...............................9
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION .........10
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK ....................................21
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..........22
ITEM 9A.   CONTROLS AND PROCEDURES ..............................24

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT ...........................................24
ITEM 11.   EXECUTIVE COMPENSATION ...............................24
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.................................25
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS .........................................25
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES ...............27

                             PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES ..............28

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K for the fiscal year ended September 30, 2004 ("report") contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in the "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business" section of this report. If any of the events described in "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business" occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

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

o We have another lending subsidiary that also originates and services loans to customers primarily via the Internet. It also originates loans to customers referred by a German subsidiary. Our Internet lending capability allows customers to apply online via the Internet and receive loan proceeds electronically. If a customer is approved and accepts the loan offer, loan proceeds are generally deposited into the customer's bank account within 24 hours. This lending subsidiary also sells credit life insurance products over the Internet. The lending activities of this subsidiary have increased in the past year because we entered into third party marketing agreements in October 2003 with companies who market and sell products over the Internet to military service members. These agreements have expanded our ability to help additional military customers who need financing to effectuate Internet purchases as well as other needs. Either party may terminate these agreements after 30 days written notice.

     Another subsidiary operates our retail network of 24 offices located in 14 states. Our retail network offices are located in close proximity to, but not on, U.S. military installations. They are typically located in retail strip shopping centers. We continually review our retail network to determine how to best deploy our resources and look for opportunities for expansion. Our locations were strategically selected based on several criteria including market size of military installation, convenience and growth and profitability opportunities. The retail network sells various financial products and services, roadside assistance packages and discount healthcare cards which are designed for military personnel. At no charge to customers, our retail offices also provide financial education courses, credit bureau analyses, living wills, auto insurance quotes, child fingerprinting cards, and copying, fax and other services. Our retail network refers customers to our lending subsidiaries and expedites the loan application process. None of our retail offices will expedite a loan application process for residents of the state in which the office is located, unless we have a lending license in that state.

     We also have subsidiaries that purchase individual, and portfolios of, retail installment contracts which meet our quality standards and return on investment objectives from approximately 72 retail merchants. Retail installment contracts are finance receivable notes generated by a single purchase of consumer goods by active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We generally acquire these contracts without recourse to the originating merchant. However, most retail merchant reserve agreements allow us to withhold funds from the merchant's proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectable. Retail installment contracts generally have maximum terms of 48 months. This subsidiary also sells credit property insurance.

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

Customers

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

Lending Activities

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

     When appropriate our customers submit a listing of personal property that will be pledged as collateral to secure the loan, but we generally do not perfect a security interest in that collateral. Often the current value of the collateral does not exceed the expense of repossession. Accordingly, if the customer were to default in the repayment of the loan, we may not be able to recover the outstanding loan balance by resorting to the sale of collateral. In a small number of transactions, based on the amount of the loan, we will perfect a security interest in the collateral in the event of a change in the customer's circumstances that might prevent the customer from repaying the loan as agreed.

     We believe that the development and continual reinforcement of personal relationships with customers improves our ability to monitor their creditworthiness, reduce credit risk and generate loyal repeat customers. It is not unusual for us to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after approximately one third of the scheduled payments were made. In determining whether to refinance existing loans, we typically require loans to be current on a recency basis, and customers are required to complete a new credit application. Rarely do we grant extensions or deferments, or allow account revisions, rewriting renewal or rescheduling to bring an otherwise delinquent account current. Our policy is that we do not refinance loans to cure a default in principal or interest. Generally, we refinance existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. We actively market the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income we realize. In fiscal 2004, approximately 45.9% of the number and 28.3% of the amount of our loan originations were refinancings of outstanding loans.

     To reduce our credit risk, we encourage our customers to employ the convenience of making their monthly loan payments electronically through payroll deduction via the Government Allotment System or through an automatic debit of their bank account through the National Automated Clearinghouse Association. As of September 30, 2004, approximately 95% of our customers were utilizing these options.

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

Employee Relations

     At September 30, 2004, we employed approximately 290 persons, none of whom were represented by labor unions. We believe that our employee relations are good.

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

     LENDING EXCLUSIVELY TO THE MILITARY MARKET MAY RESULT IN HIGHER DELINQUENCIES IN OUR LOAN PORTFOLIO, WHICH COULD RESULT IN A REDUCTION IN PROFITABILITY AND IMPAIR OUR ABILITY TO PAY INTEREST AND PRINCIPAL ON OUR JUNIOR SUBORDINATED DEBENTURES.

     A large portion of our customers are unable to obtain financing from traditional sources, such as commercial banks, due to factors such as their age, likelihood of relocation and lack of credit history. Historically, we have experienced higher delinquency rates than traditional financial institutions. While we use underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers, our standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies, foreclosures or losses on the loans we originate or purchase would reduce our profitability, which could restrict our ability to pay interest and principal on our junior subordinated debentures.

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

     When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level determine one or more of our retail offices or our Internet site to be off limits, we would be unable to do new business with the potential customers they command or supervise. Additionally, approximately 67.0% of our borrowers make their monthly loan payments through the Government Allotment System. Military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing our credit risk. Without access to sufficient new customers or to the Government Allotment System, we may be forced to discontinue lending and liquidate our portfolio of consumer loans and retail installment contracts.

     OUR PROFITABILITY AND FUTURE GROWTH DEPEND ON OUR CONTINUED ACCESS TO BANK DEBT.

     The profitability and growth of our business currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future. Our bank debt is comprised of individual loans from banks which are party to our senior lending agreement. This senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. No bank has an obligation to make any additional future loans to us. As of September 30, 2004, we could request up to $21.6 million in additional funds pursuant to the terms of the senior lending agreement signed October 1, 2003 and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. If we are unable to renew or replace our bank debt or find alternative financing at reasonable rates, we may be forced to liquidate. If we are forced to liquidate, there can be no assurance that we will be able to pay the interest and principal on the debentures.

     IF A CUSTOMER LEAVES THE MILITARY PRIOR TO REPAYING OUR LOAN, THERE IS AN INCREASED RISK THAT OUR LOAN WILL NOT BE REPAID.

     The terms of repayment on the loans we make are generally structured so the entire loan amount is repaid prior to the customer's estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur which result in the loan not being repaid prior to our customer's departure from the military, there is an increased chance that our loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. As of September 30, 2004, we had approximately 3,600 customers who separated from the military prior to repaying our loan and who in the aggregate owed us approximately $6.5 million. Based on historical charge-off models, management believes this could result in approximately $3.9 million in charge-offs. If that amount increases or the number of our customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase.

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

     THE LAWS AND REGULATIONS OF THE ARIZONA INSURANCE AUTHORITIES MAY RESTRICT OUR REINSURANCE SUBSIDIARY'S ABILITY TO DISTRIBUTE AVAILABLE CASH TO US.

     The operations of our wholly-owned reinsurance subsidiary are subject to the laws and regulations of the insurance authorities in the state of Arizona. Among other things, these laws and regulations place restrictions on the amount of dividends that our reinsurance subsidiary can pay to us and require us to maintain a certain capital structure. As of September 30, 2004, our reinsurance subsidiary had the ability to pay us up to $1,789,690 in dividends pursuant to these laws and regulations. If our reinsurance subsidiary does not continue to satisfy these requirements, it may be prohibited from distributing available cash to us, which may in turn impair our ability to pay interest and principal on the debentures.

     WE ARE CONTROLLED BY A SINGLE SHAREHOLDER.

     As of September 30, 2004, our sole shareholder, Pioneer Financial Industries, Inc., owned all of the outstanding shares of our capital stock. Various trusts controlled by William D. Sullivan control Pioneer Financial Industries, Inc. Accordingly, Mr. Sullivan will be able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the debentures. Our senior lending agreement limits the amounts that we can pay to our parent each year. In fiscal 2004, the senior lending agreement prohibits us from paying our parent more than $700,000 for strategic planning services, professional services, product identification and branding and service charges. Other than the covenants contained in our senior lending agreement, there are no other contractual or regulatory limits on the amounts we can pay to our parent or other affiliates.

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

     RISK OF LOSS OF MATERIAL VENDOR.

     Portions of our marketing efforts are dependent on the services provided by certain vendors. If those marketing efforts are unsuccessful or if we lose the relationship with these third party vendors, we may experience a reduction in our originations of loans. Such reduction may have an adverse impact on our results of operations and financial condition. See "--General".

ITEM 2.   PROPERTIES

     Our operations are generally conducted on leased premises under operating leases with terms not normally exceeding five years. At September 30, 2004, we had 30 leased operating facilities in the United States. Please see Note 7 to our Consolidated Financial Statements for information concerning our lease obligations. The furniture, equipment and other personal property that we own represents less than 4% of our total assets at September 30, 2004 and is therefore not significant in relation to our total assets.

ITEM 3.   LEGAL PROCEEDINGS

     We are currently involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation or other proceeding that we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations and cash flows.

                                    PART II

ITEM  6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this report and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." The data as of, and for the fiscal years ended September 30, 2004, 2003, 2002, 2001 and 2000 has been derived from our audited consolidated financial statements and related notes.

                                 As of, and For the Years Ended September 30,
                       -----------------------------------------------------------------
                               2004        2003         2002         2001         2000
                       -----------------------------------------------------------------
                               (dollars in thousands, except per share amounts)

Consolidated Balance
  Sheet Data:
Finance receivables (1)..    $ 198,407   $ 165,895    $ 159,011    $ 137,314    $ 127,746
Allowance for credit
  losses.................    $ (11,241)  $  (9,221)   $  (6,221)   $  (4,421)   $  (3,833)
Total assets.............    $ 198,272   $ 165,842    $ 159,997    $ 141,328    $ 132,067
Senior indebtedness:
  Revolving lines of
  credit (2).............    $  15,234   $  12,293    $  12,718    $  12,310    $  10,851
  Amortizing term notes..    $ 121,912   $  99,471    $  97,925    $  83,847    $  80,466
Junior subordinated
  debt (3)...............    $  23,222   $  21,437    $  21,396    $  20,973    $  19,204
Total equity.............    $  25,894   $  20,756    $  17,320    $  14,861    $  13,070
Consolidated Statement
  of Operations Data:
Revenue:
  Finance income.........    $  54,059   $  50,003    $  45,884    $  38,965    $  34,670
  Insurance premiums
   and commissions.......        5,120       5,288        4,652        4,561        4,467
  Other income,fees and
   commissions...........        1,696       1,646        1,755        1,596        1,313
                             ---------   ---------    ---------    ---------    ---------
Total revenue............       60,875      56,937       52,291       45,122       40,450
Provision for credit
  losses.................       10,588      12,168       10,594        8,264        7,476
Interest expense.........        9,063       9,325        9,599        9,455        8,334
                             ---------   ---------    ---------    ---------    ---------
Net revenue..............       41,224      35,444       32,098       27,403       24,640
Operating expenses.......       32,101      29,325       27,589       24,052       21,727
                             ---------   ---------    ---------    ---------    ---------
Income before income
  taxes..................        9,124       6,119        4,509        3,351        2,913
Provision for income
  taxes..................        3,136       2,139        1,645        1,210        1,055
                             ---------   ---------    ---------    ---------    ---------
Net income...............    $   5,988   $   3,980    $   2,864    $   2,141    $   1,858
                             =========   =========    =========    =========    =========

Net income per share:
  Basic and diluted......    $  349.43   $  232.25    $  167.14    $  124.91    $  108.39
                             =========   =========    =========    =========    =========
  Cash dividends per
common share.............    $   49.61   $   31.75    $   23.63    $   20.39    $   16.05
                             =========   =========    =========    =========    =========

_______________________
(1) Finance receivables balances are presented net of unearned finance charges, unearned insurance commissions and discounts on purchases of retail installment contracts.

(2) Includes debt to our parent under a revolving line of credit of $2,613,823, $1,712,841, $1,941,831, $1,839,521, and $1,244,413
as of September 30, 2004, 2003, 2002, 2001 and 2000, respectively.

(3) Our junior subordinated debentures which are registered with the Securities and Exchange Commission are sometimes referred to in this annual report and the accompanying financial statements as junior subordinated debentures, debentures, notes or investment notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

     Our finance receivables are effectively unsecured. See "Item 1. Business--Lending Activities." Our finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During fiscal 2004, the size of our average finance receivable at origination was approximately $3,300. A large portion of our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

     Further improvement of our profitability is dependent upon the growth in our finance receivables, the maintenance of loan quality, acceptable levels of borrowing costs and operating expenses and the ongoing introduction of innovative new products and services to our customer base. Since September 30, 1999, finance receivables have increased at a 13.0% annual compounded rate from $107.9 million to $198.4 million at September 30, 2004. The aggregate finance receivable increase of 19.6% for fiscal year 2004 is attributable in part to the presence of third party marketing agreements entered into in October 2003 with companies that market and sell products over the Internet to military service members. These agreements have expanded our ability to help additional military customers who need financing to effectuate Internet purchases as well as other needs. We plan to continue to pursue innovative and efficient methods to distribute our loans, including looking for opportunities to expand the Internet portion of our business and adding new retail offices as we evaluate new military markets and possible products. See "--Results of Operations" and "--Loan Origination".

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

     Direct Lending. Our finance income from direct loans to customers consists of interest and fees paid by the customer. Our interest income is based on the risk adjusted interest rates we charge customers for loans. Interest rates vary from loan to loan based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated. Substantially all of the fee income we derive from these loans consists of origination, prepayment and late fees. Finance income from our direct lending business comprised approximately 81.6% of our total revenues in fiscal 2004, 80.9% of our revenues in fiscal 2003 and 79.4% of our revenues in fiscal 2002. See "Item 1. Business--Lending Activities".

     Retail Installment Contracts. We purchase retail installment contracts from approximately 72 retail merchants. Retail installment contracts are notes receivable generated by a single purchase of consumer goods. Our revenue from retail installment contracts consists of interest and fees. Like our direct loans, interest rates charged on retail sales contracts vary from contract to contract based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated. Substantially all of the fee income we derive from retail installment contracts consists of prepayment and late fees. Interest and fee income from retail installment contracts comprised approximately 7.4% of our total revenues in fiscal 2004. See "Item 1. Business--Lending Activities".

     Credit Insurance Commissions. We sell credit life, credit accident and health, and credit property insurance. Our income from the sale of these products consists of commissions paid to us by an unaffiliated insurance company that issues the policies. The commission rates are based on a pre-negotiated schedule. Commissions are recognized ratably over the life of the policy. Credit insurance commissions comprised approximately 6.5% of our total revenues in fiscal 2004. See "Item 1. Business--Insurance Operations."

     Credit Reinsurance Premiums. We have a wholly-owned insurance subsidiary that reinsures a portion of the credit accident and health insurance sold in connection with loans we make. A portion of the premiums for policies that we sell for the unaffiliated insurance company are ceded to one of our subsidiaries, providing us with an additional source of revenue. Net credit reinsurance premiums comprised approximately 1.9% of our total revenues in fiscal 2004. The liability we establish for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business. See "Item 1. Business--Insurance Operations."

     Ancillary Products and Services. We also sell non-loan related products and services including roadside assistance programs and discount healthcare cards. Our revenues from the sale of these products and services consists of commissions paid by an unaffiliated company. These sales commissions comprised approximately 2.6% of our total revenues in fiscal 2004.

Finance Receivables

     Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth the five-year history of certain information about the components of our finance receivables as of the ends of the periods presented:

                               As of, and For the Years Ended September 30,
                       -----------------------------------------------------------------
                               2004        2003         2002         2001         2000
                       -----------------------------------------------------------------
                             (dollars in thousands, except average note balance)

Finance Receivables:
Finance receivables
  balance................    $ 198,407   $ 165,895    $ 159,011    $  137,314   $ 127,746
Average note balance.....    $   2,403   $   2,117    $   1,946    $    1,753   $   1,763
Total finance income.....    $  54,059   $  50,003    $  45,884    $   38,965   $  34,670
Total number of
  notes...................      82,565      78,364       81,726        78,316      72,478

Direct Loans:
Finance receivables
  balance ................   $ 176,691   $ 147,095    $ 139,664    $  117,098   $ 102,397
Percent of finance
receivables...............       89.05%      88.67%       87.83%        85.28%      80.16%
Average note balance......   $   2,446   $   2,123    $   1,959    $    1,767   $   1,746
Number of notes...........      72,242      69,291       71,302        66,264      58,635

Retail Installment Contracts:
Finance receivables
  balance ................   $  21,716   $  18,800    $  19,348    $   20,216   $  25,349
Percent of finance
receivables...............       10.95%      11.33%       12.17%        14.72%      19.84%
Average note balance......   $   2,104   $   2,072    $   1,856    $    1,677   $   1,831
Number of notes...........      10,323       9,073       10,424        12,052      13,843



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

     Unlike our interest income, our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our cost of funds. Our general inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in our cost of funds. Accordingly, increases in market interest rates generally will narrow our interest rate spread and lower our profitability, while decreases in market interest rates generally will widen our interest rate spread and increase our profitability. See "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business--An increase in market interest rates may result in a reduction in our profitability and impair our ability to pay interest and principal on the debentures."

     The following table presents a five-year history of important data relating to our net interest margin as of, and for the years ended September 30, 2004, 2003, 2002, 2001 and 2000:

                              As of, and For the Years Ended September 30,
                       -----------------------------------------------------------------
                               2004        2003         2002         2001         2000
                       -----------------------------------------------------------------
                                         (dollars in thousands)

Finance receivables
  balance................    $ 198,407   $ 165,895    $ 159,011    $  137,314   $ 127,746
Average finance
  receivables ...........    $ 180,858   $ 164,578    $ 149,729    $  131,741   $ 118,901
Average interest bearing
  liabilities (1)........    $ 144,179   $ 131,483    $ 125,561    $  111,195   $ 100,614
Total finance income.....    $  54,059   $  50,003    $  45,884    $   38,965   $  34,670
Total interest expense...    $   9,063   $   9,325    $   9,599    $    9,455   $   8,334

_____________________________
(1)   Averages are computed using month-end balances.


Results of Operations

     Year Ended September 30, 2004 Compared to Year Ended September 30, 2003.

     Finance Receivables. Our aggregate finance receivables grew 19.6% during fiscal 2004 to $198.4 million on September 30, 2004 from $165.9 on September 30, 2003. This growth was due primarily to increases in finance receivables from our Internet subsidiary, which receivables grew by more than $25.4 million or 43.2% from $58.8 million in fiscal 2003 to $84.2 million in fiscal 2004. The Internet is a lower-cost method of loan origination and proceed distribution, and we plan to continue the growth of this distribution channel in the future.

     Total Revenues. Total revenues in fiscal 2004 increased to $60.9 million from $56.9 million in fiscal 2003, an increase of $4.0 million or 6.9%. These revenues consisted of:

     o Finance income in fiscal 2004 increased to $54.1 million from $50.0 million in fiscal 2003, an increase of $4.1 million or 8.1%. Our average finance receivables increase 9.8% during 2004. The increase in finance receivables was primarily attributable to an increase in our loan originations and our average loan size due to the higher credit worthiness of our customers with higher military rank.

     o Insurance premium and commission revenues in fiscal 2004 decreased to $5.1 million from $5.3 million in fiscal 2003, a decrease of $.2 million or 3.2%. This decline was due to a reduced number of policies reinsured with our subsidiary by an unaffiliated insurance carrier over the course of the year.

     Provision for Credit Losses. Provision for credit losses in fiscal 2004 decreased to $10.6 million from $12.2 million in fiscal 2003, a decrease of $1.6 million or 13.0%. While our average direct loan portfolio grew by 9.8%, the net charge-offs incurred in connection with our finance receivables in fiscal 2004 decreased to $8.6 million from $9.2 million in fiscal 2003, a decrease of $.6 million or 6.5%. Net charge-offs were 4.7% of the average finance receivable balance for fiscal 2004 compared to 5.8% in fiscal 2003. The decrease in net charge-offs resulted from enhanced collection processes implemented in fiscal 2004. Finance receivable balances 60-days or more past due as a percentage of finance receivables was approximately 2.9% at both September 30, 2004 and 2003. Our allowance for credit losses at September 30, 2004 increased to $11.2 million from $9.2 million at September 30, 2003, an increase of $2.0 million or 21.9%. This increase reflects the 19.6% growth in our aggregate finance receivables during fiscal 2004 and our continuing concern regarding the uncertainty surrounding Middle-East hostilities. If this situation were to continue to result in a protracted war, the involvement of the military personnel in armed hostilities may increase payment delinquencies and charge-offs. See "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business--If a large number of our borrowers are wounded in combat, our profits may be adversely affected."

     Interest Expense. Interest expense in fiscal 2004 decreased to $9.1 million from $9.3 million in fiscal 2003, a decrease of $.2 million or 2.8%. Our average interest bearing liabilities increased by $12.7 million or 9.7% during fiscal 2004. However, this increase was offset by decreased interest rates. The weighted average interest rate on our debt declined to 6.3% in fiscal 2004 from 7.1% in fiscal 2003.

     Operating Expenses. Operating expenses in fiscal 2004 increased to $32.1 million from $29.3 million in fiscal 2003, an increase of $2.8 million or 9.5%. This increase was primarily due to a growth in employment costs of $1.9 million at our Internet subsidiary to accommodate the significant growth in our direct lending. To better leverage the Pioneer Services brand we engaged in more national and regional corporate sponsorships throughout the year, which caused a $.5 million increase in our marketing expenses.

     Net Income. In fiscal 2004, income before income taxes was $9.1 million and net income was $6.0 million as compared to fiscal 2003 income before income taxes of $6.1 million and net income of $4.0 million.

     Year Ended September 30, 2003 Compared to Year Ended September 30, 2002.

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

     Provision for Credit Losses. Provision for credit losses in fiscal 2003 increased to $12.2 million from $10.6 million in fiscal 2002, an increase of $1.6 million or 15.1%. This increase was attributable, in part, to a 4% growth in our direct loan portfolio and the uncertainty regarding the Middle-East hostilities. The net charge-offs incurred in connection with our finance receivable in fiscal 2003 increased to $9.2 million from $8.8 million in fiscal 2002, an increase of $.4 million or 4.5%. This increase was consistent with the increase in our finance receivable portfolio and was 5.6% of the average finance receivable balance in fiscal 2003 compared to 5.9% in fiscal 2002. Historically, our net charge-offs have been less than 6% of our average finance receivables. Our allowance for credit losses at September 30, 2003 increased to $9.2 million from $6.2 million at September 30, 2002, an increase of $3.0 million or 48.4%. This increase reflects, among other things, our concern regarding uncertainty surrounding possible Middle-East hostilities. If this situation were to result in a protracted war, the involvement of military personnel in armed hostilities may increase payment delinquencies and our charge-offs. In addition, if a large number of our borrowers are wounded in combat or killed in action, those customers without credit insurance to pay off the loan for those types of events may not be able to continue to pay their loans as agreed which may cause our delinquencies and ultimately our charge-offs to increase.

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

     The following sets forth the five-year history of our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables:

                                               As of September 30,
                       -----------------------------------------------------------------
                               2004         2003          2002        2001        2000
                             ---------   -----------   ----------  ----------   --------
                                             (dollars in thousands)
Finance receivables
  balance................    $ 198,407   $ 165,895    $ 159,011    $  137,314   $ 127,746
Finance receivables
  balances 60 days or
  more past due..........    $   5,863   $   4,836    $   5,580    $    6,369   $   5,176
Finance receivables
  balances 60 days or
  more past due as a
  percent of finance
  receivables............         2.95%       2.92%        3.51%         4.64%       4.05%



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

Credit Loss Experience and Provision for Credit Losses

     General. Our provisions for credit losses are charged to income in amounts sufficient to maintain our allowance for credit losses at a level considered adequate to cover the probable losses inherent in our existing finance receivable portfolio. Historical credit loss experience, delinquency of finance receivables, the value of underlying collateral, current economic conditions, current military activities and management's judgment are factors used in assessing the overall adequacy of the allowance and corresponding provision for credit losses. Our allowance for credit losses is developed primarily for our direct finance receivable portfolio as our retail installment contracts are generally covered by dealer reserves. Our methodology for setting the allowance for our finance receivable portfolio is described in "--Critical Accounting Policies".

     Direct Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Finance receivables are charged-off when management deems them to be uncollectable through our normal collection procedures or they become 270 days past due. The 270-day limit is required by our senior lending agreement. Approximately 45% of our charge-offs occur before an account is 180 days delinquent. Our primary source of charge-offs is when a customer leaves the military prior to repaying the finance receivable. We generally structure our loans so that the entire amount is repaid prior to a customer's estimated separation from the military, and the number of our customers who depart from the military early has remained relatively constant over time. We, however, cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement any policy or procedure to ensure that we are repaid in full prior to our customer leaving the military. Our second greatest source of loss is when a customer declares bankruptcy.

     The following table shows a five-year historical picture of net charge-offs on direct loans and net charge-offs as a percentage of direct loans. The decrease in the percentage of net charge-offs to average monthly balance outstanding resulted primarily from more effective collection efforts.

                                  As of, and For the Years Ended, September 30,
                       -----------------------------------------------------------------
                               2004        2003         2002         2001         2000
                             --------     ---------   --------      --------    -------
                                             (dollars in thousands)
Direct Loans:

  Loans charged-off......    $  9,951     $ 10,287    $  9,555      $  8,752    $ 7,791

  Less recoveries........       1,352        1,048         869         1,080        965
                             --------     ---------   --------      --------    -------
  Net charge-offs........    $  8,599     $  9,239    $  8,686      $  7,672    $ 6,826
                             ========     =========   ========      ========    =======
Average monthly balance
  outstanding (1)........    $160,829     $145,511    $130,223      $108,939    $95,780

Percentage of net charge-offs
  to average monthly balance
  outstanding............        5.35%        6.35%       6.67%         7.04%      7.13%


________________________
(1)   Averages are computed using month-end balances.


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

     The following table shows a five-year historical picture of net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts. The fluctuation in net charge-offs indicates timing differences resulting from the collection of amounts charged off in prior years.


                                  As of, and For the Years Ended, September 30,
                           -----------------------------------------------------------------
                               2004        2003         2002         2001         2000
                             --------     ---------   --------     --------     -------
                                             (dollars in thousands)

Retail Installment Contracts:

  Contracts charged-off..    $     36     $     83    $    190     $    221     $   338

  Less recoveries........          67          154          82          217         220
                             --------     ---------   --------     --------     -------

  Net charge-offs
   (recoveries)..........    $    (31)    $    (71)   $    108     $      4     $   118
                             ========     =========   ========     ========     =======
Average monthly balance
  outstanding (1)........    $ 20,028     $ 19,067    $ 19,506     $ 22,802     $23,121

Percentage of net
  charge-offs to average
  monthly balance
  outstanding............       (0.16)%      (0.37)%      0.55%        0.02%       0.51%



____________________________
(1)   Averages are computed using month-end balances.

     The following table sets forth the five-year history of our allowance for credit losses on direct loans and retail installment contracts:

                                  As of, and For the Years Ended, September 30,
                       -----------------------------------------------------------------
                               2004        2003         2002         2001         2000
                             --------     ---------   --------     --------     --------
                                             (dollars in thousands)

Average finance
  receivables (1)......      $180,858     $164,578    $149,729     $131,741     $118,901

Provision for credit
  losses...............      $ 10,588     $ 12,168    $ 10,594     $  8,264     $  7,476

Net charge-offs........      $  8,568     $  9,168    $  8,794     $  7,676     $  6,944

Net charge-offs as a
  percentage of average
  finance receivables..          4.74%        5.57%       5.87%        5.83%        5.84%

Allowance for credit
  losses...............      $ 11,241     $  9,221    $  6,221     $  4,421     $  3,833

Allowance as a percentage
  of average finance
  receivables..........          6.22%        5.60%       4.15%        3.36%        3.22%



_______________________
(1)   Averages are computed using month-end balances.


     Allowance for Credit Losses. The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for credit losses which take into consideration the historical credit loss experience of the Company, delinquency trends, current economic conditions, current or future military deployments, and the composition of the finance receivable portfolio. The Company uses various ratio analyses in evaluating prior finance receivable losses and delinquency experience. These and other analyses are used to measure historical movement of finance receivables through various levels of repayment, delinquency, and loss. These results and management's judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside the Company's control, such as economic conditions and current or future military deployments. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See "--Critical Accounting Policies."

     The following table sets forth the five-year history of the components of our allowance for credit losses on direct loans and retail installment contracts:

                                  As of, and For the Years Ended, September 30,
                       -----------------------------------------------------------------
                               2004        2003         2002         2001         2000
                             --------     --------    --------     --------     --------
                                             (dollars in thousands)
Balance, beginning
  of period............      $  9,221     $  6,221    $  4,420     $  3,833     $  3,301
                             --------     --------    --------     --------     --------
Charge-offs:

  Loans charged-off....        (9,987)     (10,370)     (9,745)      (8,973)      (8,129)

  Recoveries...........         1,419        1,202         952        1,296        1,185
                             --------     --------    --------     --------     --------

Net charge-offs........        (8,568)      (9,168)     (8,793)      (7,677)      (6,944)

Provision for credit
  losses...............        10,588       12,168      10,594        8,264        7,476
                             --------     --------    --------     --------     --------
Balance, end of
  period...............      $ 11,241     $  9,221    $  6,221     $  4,420     $  3,833
                             ========     ========    ========     ========     ========

Nonearning Assets

     Accrual of interest income is suspended when a payment has not been received for 60 days or more, and the interest due exceeds an amount equal to 60 days of interest charges. The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received.

     Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 60 days. Nonearning assets at September 30, 2004 increased to $5.9 million from $4.8 million at September 30, 2003, an increase of $1.1 million or 21.2%, as compared to the increase in our finance receivables of 19.6%. Finance receivable balances 60-day or more past due as a percent of finance receivables was 2.95% and 2.92% at September 30, 2004 and 2003, respectively. See "--Delinquency Experience".

Loan Origination

     Our loan origination is the most important factor in determining our future revenues. Our loan origination in fiscal 2004 increased to $237.4 million from $188.5 million in fiscal 2003, an increase of $48.9 million or 26.0%. The increase in our loan originations was partly due to marketing agreements (primarily with one third party vendor) which we entered into in the first quarter of our fiscal 2004. These third party vendors market products via the Internet to military service members. These marketing efforts contributed $31.5 million or 64.5% of the $48.9 million overall increase in loan originations. See "Item 1. Business--General".

     The following table sets forth the five-year history of our overall loan originations and lending activities by direct loan and retail installment contract:


                                  As of, and For the Years Ended, September 30,
                             -----------------------------------------------------------
                               2004        2003         2002         2001         2000
                             --------     --------    --------     --------     --------
                             (dollars in thousands, except for average note amounts)
Total Loan Origination:
  Gross balance........      $ 237,381    $ 188,464   $ 191,931    $ 158,594    $ 158,220
Number of finance
  receivable notes.....         71,713       59,670      67,483       62,123       63,123
Average note amount....      $   3,310    $   3,158   $   2,844    $   2,553    $   2,507

Direct Loans:
Gross balance..........      $ 217,391    $ 173,013   $ 175,932    $ 144,693    $ 134,870
Number of finance
  receivable notes.....         64,939       55,075      62,532       57,576       54,558
Average note amount....      $   3,348    $   3,141   $   2,813    $   2,513    $   2,472

Retail Installment
  Contracts:
Gross balance..........      $  19,990    $  15,451   $  15,999    $  13,901    $  23,350
Number of finance
  receivable notes.....          6,774        4,595       4,951        4,547        8,565
Average note amount....      $   2,951    $   3,363   $   3,231    $   3,057    $   2,726


Liquidity and Capital Resources

     A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Our principal use of cash is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments and operations. This amount is generally our cash used in investing activities. Cash used in investing activities in fiscal 2004 was approximately $43.2 million, compared to $16.8 million in fiscal 2003. This increase is primarily due to the growth in our loan originations, which grew by approximately $48.9 million or 26.0%.

     Investing activities in fiscal 2004 were primarily funded by $18.5 million from operating activities and $24.7 million from financing activities. Financing activities primarily consist of borrowings and repayments relating to our bank debt, an unsecured revolving credit line from our parent and our junior subordinated debentures. Information about the length to maturity of our debt may be found in Note 3 of the Notes to Consolidated Financial Statements. The revolving credit line from our parent consists of various borrowings at 2% above the prime rate.

     Senior Indebtedness-Bank Debt. The senior lending agreement was amended and restated on October 1, 2003. The terms of the senior lending agreement are substantially the same as before the amendment. Our senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Currently, ten (10) banks are a party to the senior lending agreement, as amended. Any bank may elect not to participate in any future fundings at any time without penalty. As of

September 30, 2004, we could request up to approximately $21.6 million in additional funds pursuant to the terms of the senior lending agreement, as amended. No bank, however, has any contractual obligation to lend us these additional funds. In connection with borrowing under the senior lending agreement we are subject to certain financial and other restrictive covenants.

     On or before March 31 of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of March 31, 2004, all the banks of that are a party to our senior lending agreement have indicated in writing their willingness to participate in fundings up to an aggregate of $200.0 million during the next 12 months, including all amounts currently outstanding under the senior lending agreement.

     If a bank were to elect not to participate in future fundings, any existing borrowings from that bank under the revolving credit line would be payable in twelve equal monthly installments. We anticipate that we would repay that amount through borrowings from other banks participating in the senior lending agreement. Any existing borrowings under amortizing notes from the bank electing not to participate would be repayable according to their original terms. Currently, we limit the amount we borrow from any one bank to $20.0 million. This limitation lessens our dependence on any one bank and the potential effect on our operations and liquidity if that bank elects not to participate in future financing.

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

     Our senior lending agreement gives us access to a revolving credit line and amortizing notes. As of September 30, 2004, the outstanding balance under the revolving credit line was approximately $12.6 million floating at prime rate, or 4.75%. The revolving credit line is payable upon demand in 12 equal monthly payments of principal and monthly payments of interest on the outstanding principal on the tenth day of each month. As of September 30, 2004, the outstanding balance of the amortizing notes was approximately $121.9 million, with interest rates fixed at 270 basis points over the ninety day moving average of like-term Treasury notes at the time the amortizing notes were issued. All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments. As of September 30, 2004, we had approximately 214 amortizing notes outstanding with a weighted average maturity of approximately 34.8 months and a weighted average interest rate of approximately 5.85%. Interest on all borrowings under our senior lending agreement is payable monthly.

     Substantially all of our assets secure this bank debt. The senior lending agreement also limits, among other things, our ability to (1) incur additional debt from the banks that are party to the agreement beyond that allowed by specific financial ratios and tests, (2) pay dividends, (3) make certain other restricted payments, (4) consummate certain asset sales and dispositions, (5) merge or consolidate with any other person, and (6) incur additional debt for borrowed money. In addition, the senior lending agreement limits the amounts that we can pay to our parent each year. In fiscal 2004, the senior lending agreement prohibits us from paying our parent more than $700,000 for strategic planning services, professional services.

     Under the senior lending agreement, we are also subject to certain financial covenants that require us, among other things, to maintain specific financial ratios and to satisfy certain financial tests. In part, these include:
(a) an Allowance for Credit Losses (as defined in the senior lending agreement, as amended) equal to or greater than the Allowance for Credit Losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 3.0% of our net receivables, (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the senior lending agreement, as amended) as of the end of each quarter to not greater than 4.75 to 1.00, and (c) a Senior Indebtedness to Net Receivable Ratio (as defined in the senior lending agreement, as amended) as of the end of each quarter of no more than 80.0%. We are also required to maintain a Consolidated Total Required Capital (as defined in the senior lending agreement, as amended) of at least $12.5 million plus 50.0% of the cumulative positive net income earned during each of our fiscal years ending after September 30, 2002, which approximates $17.5 million as of September 30, 2004. The breach of any of these covenants or other terms of the senior lending agreement could result in a default under the senior lending agreement. If we breach certain financial covenants under the senior lending agreement, the banks would have the right to receive 80.0% of all payments we receive on our consumer loans and retail installment contracts. In addition, if a default occurs the lenders could seek to declare all amounts outstanding under the senior lending agreement, together with accrued and unpaid interest, to be immediately due and payable. As of September 30, 2004, we were in material compliance with all loan covenants.

     Senior Indebtedness-Parent Debt. We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2.0%. At September 30, 2004, there was $2.6 million outstanding under this credit facility with an interest rate of 6.75%.

     Senior Indebtedness Table. The following table sets forth a five-year history of the total borrowings and availability under our senior lending agreement and our revolving line from our parent, consisted of:

                                              As of September 30,
                       -----------------------------------------------------------------
                                            (dollars in thousands)
                             2004        2003         2002         2001         2000
                            -------     -------      ------       ------      ------

Revolving Credit Line (1):
  Total facility.......      $ 36,363    $  31,000   $  27,000    $ 23,000     $ 22,000
  Balance at end of
    year...............      $ 15,234    $  12,293   $  12,718    $ 12,310     $ 10,851
  Maximum available
    credit (3).........      $ 21,129    $  18,707   $  14,282    $ 10,690     $ 11,149

Term Notes (2):
  Total facility.......      $167,000    $ 140,036   $ 125,470    $123,432     $ 99,755
  Balance at end of
    year...............      $121,912    $  99,471   $  97,925    $ 83,847     $ 80,466
  Maximum available
    credit (3).........      $ 45,088    $  40,565   $  27,545    $ 39,585     $ 19,289

Total Revolving and
  Term Notes (1)(2):
  Total facility.......      $203,363    $ 171,036   $ 152,470    $146,432     $121,755
  Balance at end of
    year...............      $137,146    $ 111,764   $ 110,643    $ 96,157     $ 91,317
  Maximum available
    credit (3).........      $ 66,217    $  59,273   $  41,827    $ 50,275     $ 30,438
  Credit facility
    available (4)......      $ 21,579    $  13,575   $  11,589    $ 10,157     $  7,813
  Percent utilization
    of the total
    facility...........         67.44%       65.34%      72.60%      65.70%       75.00%


__________________________
(1)  Includes revolving credit line from our parent.
(2)  Includes 48-month amortizing term notes.
(3) Maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%.
(4) Credit available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Notes Receivable Ratio of not more than 80.0%.

     Outstanding Subordinated Debt. We also fund our liquidity needs through the sale of our junior subordinated debentures. These debentures have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these debentures at any time upon 30 days written notice. As of September 30, 2004, we had issued approximately $23.2 million of these debentures at a weighted average interest rate of 9.45%.

     The sale of these debentures provides us with additional liquidity and capital resources. Issuing these debentures increases our tangible net worth, which allows us to borrow larger amounts under our senior lending agreement. To finance growth in our finance receivables portfolio, we intend to borrow additional funds under our senior lending agreement from time to time as we sell additional debentures.

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

Critical Accounting Policies

     General. Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the finance company industry. The significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1 to the Consolidated Financial Statements. Critical accounting policies require management to make estimates and assumptions, which affect the reported amounts of assets, liabilities, income and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position and results of operations.

     Allowance for Credit Losses and Provision for Credit Losses. We consider our policies regarding the allowance and resulting provision for credit losses to be our only critical accounting policy due to the significant degree of management judgment that is applied in establishing the allowance and the provision.

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

     If we had chosen to establish the allowance for credit losses at the highest and lowest levels produced by the various migration analysis scenarios, our allowance for credit losses at September 30, 2004 and provision for credit losses and net income for fiscal 2004 would have changed as follows:

                                             Increase (decrease)
                                        ----------------------------
                                              (in thousands)
                                         Highest            Lowest
                                         -------            ------
Allowance for credit losses..........    $ 220            $(1,756)
Provision for credit losses..........    $ 220            $(1,756)
Net income...........................    $(141)            $1,124

     In addition to these models, our credit committee exercises its judgment, based on each committee member's experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses.

We consider this estimate to be a critical accounting estimate that affects our net income in total and the pretax operating income of our business. See "--Credit Loss Experience and Provision for Credit Losses."

     Contractual Obligation. We have the following payment obligations under current financing and leasing arrangements as of September 30, 2004:


                                                                        Payments Due By Period
                                                    ----------------------------------------------------------------
                                                      Less than
Contractual Obligations:                Total          1 year        1-3 years       4-5 years     After 5 years
                                    --------------   ------------   ------------    ------------   -------------
Long-term debt...................   $  145,134,416   $ 52,559,195   $ 66,549,981    $ 17,191,467    $  8,833,773
Operating leases.................        6,253,775      1,077,117      2,321,637       2,256,488         598,533
                                    --------------   ------------   ------------    ------------   -------------
Total contractual cash
   obligations...................   $  151,388,191   $ 53,636,312   $ 68,871,618    $ 19,447,955   $   9,432,306
                                    ==============   ============   ============    ============   =============


                                                              Amount of Commitment Expiration Per Period
                                                    ----------------------------------------------------------------
Other Commercial Commitments:       Total Amounts       Less than
                                      Committed          1 year       1-3 years       4-5 years     Over 5 years
                                    --------------   ------------   ------------    ------------    ------------
Lines of credit..................   $  15,233,823    $ 15,233,823(1)         ---             ---             ---

--------------------------
(1)  Includes $2,613,823 owed to our parent.


ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

Interest Rate Risk Management

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

     The amounts set forth below show the impact on earnings of changes in interest rates on our variable rate debt as of the time it is scheduled to adjust, and upon the debt that is scheduled to mature during 2005, assuming adjustments to, or refinancing at, rates available to us at September 30, 2004. Changes in our interest expense for various possible fluctuations in the interest rates of our debt for fiscal 2004 may be estimated as follows:

Decrease/increase:                        -2%             -1%             0%             +1%             +2%
                                      -----------     -----------     -----------    -----------     ------------
Revolving credit line...........      $  (252,400)    $  (126,200)   $          0    $   126,200     $    252,400

Amortizing term notes...........         (839,175)       (370,362)        (98,451)       567,264        1,036,077

Junior subordinated debt........         (110,719)        (53,940)         (2,839)        59,618          116,397
                                      -----------     -----------     -----------    -----------     ------------
   Total impact on interest
         expense................      $(1,202,294)    $  (550,502)    $  (101,290)   $   753,082     $  1,404,874
                                      ===========     ===========     ===========    ===========     ============

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                   Index to Financial Statements

                                                                Page

Report of Independent Registered Public Accounting Firm......    24

Consolidated Balance Sheets September 30, 2004 and 2003......    25

Consolidated Statements of Income for the years ended            26
September 30, 2004, 2003 and 2002............................

Consolidated Statements of Retained Earnings for the years       27
ended September 30, 2004, 2003 and 2002......................

Consolidated Statements of Cash Flows for the years ended        28
September 30, 2004, 2003 and 2002............................

Notes to Consolidated Financial Statements...................    29

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Board of Directors
Pioneer Financial Services, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc., a Missouri corporation (the "Company"), as of September 30, 2004 and 2003, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Financial Services, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.



                                    BKD, LLP
Kansas City, Missouri
November 4, 2004

                        PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2004 AND 2003

                                     ASSETS

                                                 2004                    2003
                                             ---------------     ---------------
Cash and cash equivalents                      $  2,078,178        $  2,039,109
Other investments                                 2,055,923           1,962,614

Finance receivables:
   Direct receivables                           176,691,292         147,095,062
   Retail installment contracts                  21,715,543          18,799,693
                                             ---------------     ---------------
Finance receivables before allowance
    for credit losses                           198,406,835         165,894,755
   Allowance for credit losses                  (11,240,868)         (9,220,868)
                                             ---------------     ---------------
Net finance receivables                         187,165,967         156,673,887

Furniture and equipment, net                      1,539,838           1,266,121
Unamortized computer software                     1,225,146             200,956
Deferred income taxes                             3,692,100           3,364,700
Prepaid and other assets                            514,801             334,859
                                             ---------------     ---------------

Total assets                                  $ 198,271,953       $ 165,842,246
                                             ===============     ===============

                            LIABILITIES AND STOCKHOLDER'S EQUITY

Revolving credit line - banks                 $  12,620,000       $  10,580,000
Revolving credit line - affiliate                 2,613,823           1,712,841
Accounts payable                                  2,012,486             945,038
Accrued expenses and other liabilities            9,997,410          10,940,246
Amortizing term notes                           121,912,164          99,471,296
Investment notes                                 23,222,252          21,436,745
                                             ---------------     ---------------

Total liabilities                               172,378,135         145,086,166
                                             ---------------     ---------------

Stockholder's equity:
Common stock, $100 par value; authorized
   20,000 shares; issued and outstanding
   17,136 shares                                  1,713,600           1,713,600
Retained earnings                                24,180,218          19,042,480
                                             ---------------     ---------------

Total stockholder's equity                       25,893,818          20,756,080
                                             ---------------     ---------------

Total liabilities and stockholder's equity    $ 198,271,953       $ 165,842,246
                                             ===============     ===============

                 See Notes to Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                     2004               2003               2002
                                 -------------     --------------      -------------

Revenue
   Finance income                $  54,058,834      $  50,003,315      $  45,883,890
   Insurance premiums
      and commissions                5,120,498          5,287,574          4,651,960
   Other income, fees
      and commissions                1,695,854          1,645,888          1,754,713
                                 -------------     --------------      -------------
Total revenue                       60,875,186         56,936,777         52,290,563

Provision for credit losses         10,587,502         12,167,529         10,593,540
Interest expense                     9,063,272          9,325,322          9,598,667
                                 -------------     --------------      -------------

Net revenue                         41,224,412         35,443,926         32,098,356

Operating expenses
   Employee costs                   20,661,557         18,762,187         17,039,136
   Facilities                        4,988,827          4,997,806          6,141,365
   Marketing                         2,532,868          2,063,488          1,559,167
   Professional fees and other       3,917,252          3,501,576          2,849,584
                                 -------------     --------------      -------------

Total operating expenses            32,100,504         29,325,057         27,589,252
                                 -------------     --------------      -------------


Income before income taxes           9,123,908          6,118,869          4,509,104
Provision for income taxes           3,136,053          2,139,000          1,645,000
                                 -------------     --------------      -------------

Net income                       $   5,987,855     $    3,979,869      $   2,864,104
                                 =============     ==============      =============

Net income per share, basic and
   diluted                       $      349.43     $       232.25      $      167.14
                                 =============     ==============      =============

          See Notes to Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                                     Year Ended September 30,
                                                       -----------------------------------------------
                                                           2004              2003             2002
                                                       -------------    -------------   -------------

Retained earnings, beginning of year                   $ 19,042,480     $ 15,606,679    $ 13,147,497

Net income                                                5,987,855        3,979,869       2,864,104

Dividends paid ($49.61, $31.75 and $23.63 per share)       (850,117)        (544,068)       (404,922)
                                                       -------------    -------------   -------------

Retained earnings, end of year                         $ 24,180,218     $ 19,042,480    $ 15,606,679
                                                       =============    =============   =============

          See Notes to Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended September 30,
                                               -------------------------------------------------
                                                     2004             2003             2002
                                               ---------------   -------------   --------------
Cash Flows from Operating Activities:
   Net income                                  $     5,987,855   $   3,979,869   $    2,864,104
   Items not requiring (providing) cash:
      Provision for credit losses on
         finance receivables                        10,587,502      12,167,528       10,593,540
      Depreciation and amortization                    687,296         735,784        1,165,973
      Compounded interest added to
         investment notes                            1,203,862       1,190,811        1,111,331
      Deferred income taxes                           (327,400)     (1,033,700)        (718,900)
      Loss on disposal/donation of equipment             4,318          47,794           16,845
   Changes in:
      Accounts payable and accrued
         expenses                                      531,441         812,819        1,066,145
      Other                                           (179,942)        (56,705)         222,588
                                               ---------------   -------------   --------------

          Net cash provided by operating
             activities                             18,494,932      17,844,200       16,321,626
                                               ---------------   -------------   --------------

Cash Flows from Investing Activities:
   Loans originated                               (150,192,310)   (120,036,891)    (123,772,782)
   Loans purchased                                 (18,496,705)    (15,451,391)     (15,998,887)
   Loans repaid                                    127,609,433     119,437,177      109,280,600
   Capital expenditures                             (1,980,760)       (661,840)        (600,653)
   Securities purchased                               (502,070)       (317,970)        (518,997)
   Securities matured                                  400,000         213,000          383,635
                                               ---------------   -------------   --------------

         Net cash used in investing activities     (43,162,412)    (16,817,915)     (31,227,084)
                                               ---------------   -------------   --------------

Cash Flows from Financing Activities:
   Net borrowing under lines of credit               2,534,153          10,642          641,414
   Proceeds from borrowings                         70,660,132      45,850,802       52,852,841
   Repayment of borrowings                         (47,637,619)    (45,455,415)     (39,461,911)
   Dividends paid                                     (850,117)       (544,068)        (404,922)
                                               ---------------   -------------   --------------

         Net cash provided by (used in)
            financing activities                    24,706,549        (138,039)      13,627,422
                                               ---------------   -------------   --------------

Net Increase/(Decrease) in Cash                         39,069         888,246       (1,278,036)

Cash, Beginning of Year                              2,039,109       1,150,863        2,428,899
                                               ---------------   -------------   --------------

Cash, End of Year                              $     2,078,178   $   2,039,109   $    1,150,863
                                               ===============   =============   ==============

Additional Cash Flow Information:
   Interest paid                               $     7,759,735   $   8,191,261   $    8,462,313
   Income taxes paid                           $     4,538,865   $   2,867,426   $    3,047,633

          See Notes to Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2004, 2003 AND 2002


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

On September 30, 2003, the Company acquired three subsidiaries of Pioneer Financial Industries, Inc. for approximately $204,900 in cash. Because these entities and the Company were under the common control of Pioneer Financial Industries, Inc., the assets and liabilities acquired were recorded at their carrying amounts in the accounts of the transferring entity as of September 30, 2003. Because the effect on the Company's results of operations is not material for any period, the Company has not presented the statement of financial position and other financial information as though the assets and liabilities had been acquired as of the beginning of fiscal year 2003 nor has it restated any financial statements for prior periods.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------

The Company considers all liquid investments to be cash equivalents, which consisted of a money market account at September 30, 2004 and 2003. From time to time, the Company's cash accounts exceed federally insured limits.

Investments
-----------

Investments consist primarily of certificates of deposit, amounting to $357,018 and $356,436 and debt securities, amounting to $1,698,905 and $1,606,178 at September 30, 2004 and 2003, respectively. These debt securities, which the Company has the positive intent and ability to hold until maturity, are classified as held-to-maturity and valued at historical cost, adjusted for amortization of premiums and accretion of discounts computed by the level-yield method. Of the held-to-maturity debt securities at September 30, 2004, $237,888 matures in less than one year and $1,461,017 matures between one and five years. The recorded value of these investments approximates fair value at September 30, 2004 and 2003. Investments aggregating $1,855,923 and $1,862,614 at September 30, 2004 and 2003, respectively, were required as statutory reserves and are on deposit with regulatory authorities or maintained in trust accounts.

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

Furniture and Equipment
-----------------------

Furniture and equipment are carried at cost and depreciated over the estimated useful life of each asset. Annual depreciation is computed using the straight-line method. At September 30, 2004 and 2003, accumulated depreciation was $3,153,661 and $2,848,330, respectively.

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

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
-------------------------------

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value less costs to sell. The Company has not reported any provision for impairment of long-lived assets.

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

NOTE 2:  FINANCE RECEIVABLES

Loan Portfolio
--------------

At September 30, 2004 and 2003, finance receivables totaled $198,406,835 and $165,894,755, respectively; all receivables originated from direct loans and retail installment contracts. Direct loans originated in 2004 and 2003 averaged $3,348 and $3,141 with a weighted maturity of 26.1 and 25.7 months, respectively, while retail installment contracts averaged $2,951 and $3,363 with a weighted maturity of 26.9 and 29.6 months, respectively. Approximately 95% of finance receivables were paid electronically via the Government Allotment System or through the National Automated Clearinghouse Association for the years ended September 30, 2004 and 2003. At September 30, 2004 and 2003, the accrual of interest income had been suspended on $5,862,643 and $4,836,146 of loans, respectively.

At September 30, 2004 and 2003, the fair value of notes receivable approximates book value.

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:  FINANCE RECEIVABLES (Continued)

Allowance for Credit Losses
---------------------------

Changes in the allowance for credit losses are as follows:

                                         For the Year Ended September 30,
                                ------------------------------------------------
                                     2004             2003             2002
                                ------------    -------------     ------------
Balance, beginning of year      $  9,220,868    $   6,220,869     $  4,420,869
                                ------------    -------------     ------------
Charge-offs:
   Loans charged off              (9,987,389)     (10,370,150)      (9,744,584)
   Recoveries                      1,419,887        1,202,621          951,044
                                ------------    -------------     ------------
Net charge-offs                   (8,567,502)      (9,167,529)      (8,793,540)
Provision for credit losses       10,587,502       12,167,528       10,593,540
                                ------------    -------------     ------------

Balance, end of year            $ 11,240,868    $   9,220,868     $  6,220,869
                                ============    =============     ============


NOTE 3:  BORROWINGS

Senior Lending Agreement
------------------------

On September 30, 2004, the Company had a senior lending agreement with a group of banks, which is an uncommitted facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to the Company in the future. At September 30, 2004, the Company had the ability to request up to $200.0 million in the form of revolving credit lines and amortizing notes if it satisfied all terms of its senior lending agreement including maintaining a Senior Indebtedness to Net Receivable Ratio (as defined in the senior lending agreement) of not more than 80%. Any bank may elect not to participate in any future funding at any time without penalty. At September 30, 2004, pursuant to the terms of the senior lending agreement, the Company could request up to $21,579,481 in additional funds from ten banks. No bank, however, has any contractual obligation to lend the Company these additional funds. This senior lending agreement matures October 1, 2005.

On or before March 31 of each year, each bank that is a party to the senior lending agreement is to deliver to the Company a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of March 31, 2004, 10 banks indicated in writing their willingness to participate in fundings up to an aggregate of $200.0 million during the next 12 months, including all amounts currently outstanding under the senior lending agreement.

If a bank were to elect not to participate in future fundings, any existing borrowings from that bank under the revolving credit line would be payable in twelve equal monthly installments. The Company anticipates that it would repay that amount through borrowings from other banks participating in the senior lending agreement. Any existing borrowings under amortizing notes from the bank electing not to participate would be repayable according to their original terms.

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  BORROWINGS (Continued)

Advances outstanding under the revolving credit line were $12,620,000 and $10,580,000 at September 30, 2004 and 2003, respectively. The revolving credit line is payable upon demand in 12 equal monthly payments of principal. Interest on borrowings under the revolving credit line is payable monthly and floats with prime, which was 4.75% at September 30, 2004. At September 30, 2004 and 2003, the aggregate balance outstanding under amortizing notes was $121,912,164 and $99,471,296, respectively. Interest on the amortizing notes is fixed at 270 basis points over the ninety day moving average of like-term Treasury notes when issued. There were 214 and 206 amortizing and term notes outstanding at September 30, 2004 and 2003 with a weighted average interest rate of 5.85% and 6.43%, respectively. Interest on all borrowings under the senior lending agreement is payable monthly. Substantially all of the Company's assets secure this bank debt. The senior lending agreement limits, among other things, the Company's ability to (1) incur additional debt from the banks that are party to the agreement beyond that allowed by specific financial ratios and tests, (2) pay dividends, (3) make certain other restricted payments, (4) consummate certain asset sales and dispositions, (5) merge or consolidate with any other person and (6) incur additional debt for borrowed money.

The senior lending agreement also contains certain restrictive covenants that require the Company, among other things, to maintain specific financial ratios and to satisfy certain financial tests including: (a) an Allowance for Credit Losses (as defined in the senior lending agreement) equal to or greater than the Allowance for Credit losses at the end of the prior fiscal year and at no time less than 3% of net receivables, (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the senior lending agreement) as of the end of each quarter not greater than 4.75 to 1.00, and (c) Senior Indebtedness to Net Receivable Ratio (as defined in the senior lending agreement) as of the end of each quarter of no more than 80%. The Company is also required to maintain a Consolidated Total Required Capital (as defined in the senior lending agreement) of at least $12.5 million plus 50% of the cumulative net income during each fiscal year ending after September 30, 2002 ($17,483,862 at September 30, 2004). The breach of any of these covenants could result in a default under the senior lending agreement, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable. As of September 30, 2004 the Company is in material compliance with all loan covenants.

Parent Company Line of Credit
-----------------------------

The Company has an unsecured revolving line of credit for the amount equal to the greater of two million dollars or 2.5% of the outstanding principle amount of senior debt from its sole shareholder, Pioneer Financial Industries, Inc., which is due upon demand. The maximum outstanding principal was $3,363,304 at September 30, 2004. Advances outstanding under this revolving line of credit were $2,613,823 and $1,712,841 at September 30, 2004 and 2003, respectively. Interest is charged at prime plus 2% (6.75% at September 30, 2004) and is payable monthly.

Investment Notes
----------------

The Company has also borrowed through the issuance of investment notes with an outstanding balance of $23,222,252 and $21,436,745 at September 30, 2004 and 2003, respectively. The investment notes are non-redeemable before maturity by the holders, are issued at various rates and mature one to ten years from date of issue. The Company, at its option, may redeem and retire any or all of the notes upon 30 days written notice. All notes are renewable for a like term at the prevailing interest rate, unless presented for payment. The average note size was $24,114 and $23,609, with a weighted interest rate of 9.45% and 9.51% at September 30, 2004 and 2003, respectively.

On May 13, 2003, the Securities and Exchange Commission declared the Company's registration statement effective permitting the sale of $25 million principal amount of the investment notes on a continuous basis. On January 13, 2004, the Securities and Exchange Commission declared the Company's post-effective amendment effective.

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  BORROWINGS (Continued)

The retainment percentages for the notes maturing in 2004 and 2003 are as follows:

    Fiscal          Total                             Retainment
     Year         Retained         Amount Due         Percentage
    ------       ----------        ----------         ----------
     2004        $1,635,342        $3,174,757           51.51%
     2003        $  659,700        $2,409,359           27.38%

Maturities
----------

A summary of maturities for the amortizing notes and investment notes at September 30, 2004, follows:

                                Amortizing       Investment
                                Term Notes          Notes            Total
                               -------------    ------------      ------------
2005                           $  46,881,304    $  5,677,891      $ 52,559,195
2006                              37,328,953       2,350,047        39,679,000
2007                              25,154,964       1,716,017        26,870,981
2008                              12,359,730       2,129,461        14,489,191
2009                                 187,213       2,515,063         2,702,276
2010                                       -       1,683,649         1,683,649
2011                                       -       2,444,729         2,444,729
2012                                       -       1,816,035         1,816,035
2013                                       -         513,077           513,077
2014 and thereafter                        -       2,376,283         2,376,283
                               -------------    ------------      ------------
Total 2004                     $ 121,912,164    $ 23,222,252      $145,134,416
                               =============    ============      ============

At September 30, 2004 and 2003, the fair value of borrowings approximates book value.


NOTE 4:  INCOME TAXES

The provision for income taxes included in the accompanying consolidated statements of income consists of the following:

                                 2004              2003               2002
                               ----------       -----------       -----------
Taxes currently payable        $3,463,453       $ 3,172,700       $ 2,363,900
Deferred income taxes            (327,400)       (1,033,700)         (718,900)
                               ----------       -----------       -----------
Total provision                $3,136,053       $ 2,139,000       $ 1,645,000
                               ==========       ===========       ===========

The tax effects of temporary differences related to deferred taxes shown on the September 30, 2004 and 2003 consolidated balance sheets are as follows:

                                                2004              2003
                                            -----------       -----------
Deferred tax assets:
    Allowance for credit losses             $ 4,046,700       $ 3,319,500
    Accumulated depreciation                   (277,900)            8,100
    Other                                       (76,700)           37,100
                                            -----------       -----------
Net deferred tax asset                      $ 3,692,100       $ 3,364,700
                                            ===========       ===========

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  INCOME TAXES (Continued)

A reconciliation of the provision for income taxes at the normal federal statutory rate of 34% to the provision included in the accompanying consolidated statements of income is shown below:

                                                                2004           2003        2002
                                                            -----------   -----------  -----------
Provision for federal income taxes at statutory rate        $ 3,100,071   $ 2,080,415  $ 1,533,095
Increase (decrease) in income tax provision resulting
   from:
     State and local income taxes, net of federal tax
     benefit                                                     37,754        47,478       39,232
     Nondeductible expenses and other                            (1,772)       11,107       72,673
                                                            -----------   -----------  -----------

Provision for income taxes                                  $  3,136,053  $ 2,139,000  $ 1,645,000
                                                            ============  ===========  ===========

NOTE 5:  INTANGIBLE ASSETS

The carrying basis of recognized intangible assets (computer software) at September 30, 2004 and 2003 were $2,507,966 and $1,296,685, respectively, and the related accumulated amortization was $1,282,820 and $1,095,729, respectively.

Amortization expense for the years ended September 30, 2004, 2003 and 2002 was $187,091, $210,271 and $242,180, respectively. Amortization expense for the years ending September 30, 2005, 2006 and 2007 is estimated to be $459,231, $411,224 and $354,691, respectively.

NOTE 6:  RELATED PARTY TRANSACTIONS

A description of significant transactions with the Company's sole shareholder, Pioneer Financial Industries, Inc. and other related entities (collectively referred to as PFI) for the years ended September 30, 2004, 2003 and 2002 follows.

The Company has an unsecured revolving line of credit with PFI. The line of credit is due on demand and interest accrues at the prime rate plus 2%. During fiscal 2004, 2003 and 2002, the Company made interest payments on this debt of $145,313, $121,346 and $132,856, respectively.

During fiscal 2004, 2003 and 2002, the Company paid $694,663, $695,578, and $734,596, respectively, to PFI for strategic planning, professional services and service charges. The amount charged to the Company is based on PFI's costs plus a mark-up of not more than 50%. Management of the Company believes the charges are a reasonable estimate of the value received.

Pursuant to an agreement with PFI dated September 21, 2001, which automatically renews annually, the Company sells health discount cards through its retail sales offices on a commission basis. These health discount cards were developed and procured through vendors by PFI and provided to the Company through a sales agent agreement. The Company retains a commission for the sale of each card and remits the remainder to PFI. The amount remitted to PFI was $529,808, $491,340 and $392,619 in fiscal 2004, 2003 and 2002, respectively, which approximates costs. The Company's commissions on the sale of health cards were $794,821, $717,767 and $675,483 in fiscal 2004, 2003 and 2002, respectively.

During fiscal 2003 and 2002, the Company paid PFI a fee of approximately $100 for each loan customer referral for its Germany operations. Fees paid in fiscal 2003 and 2002 aggregated $597,715 and $556,651, respectively, which approximated the cost of identifying and making these referrals. On September 30, 2003, the Company purchased the German subsidiary from PFI.

The Company leases certain office equipment, signs and automobiles from Midstate Leasing, LLC, an entity owned by PFI's controlling shareholder and other shareholders. These operating leases are generally for nine-month periods and are automatically renewable. During fiscal 2004, 2003 and 2002, payments under these leases totaled $190,488, $192,389 and $226,929, respectively.

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:  RELATED PARTY TRANSACTIONS (Continued)

The Company leased a building from PFI. The lease expired September 30, 2003. Payments under the lease during fiscal 2003 and 2002 were $144,000 and $139,500, respectively.

The Company's customers execute a master credit agreement in connection with direct loans. The extended effectiveness of this agreement helps expedite the extension of subsequent loans to the customer. PFI's principal shareholder developed and copyrighted the form of this agreement, and the Company licensed it from him in return for a royalty pursuant to a trademark licensing agreement that automatically renews annually. In fiscal 2004, the royalty averaged $2.65 per loan, and aggregated $170,356. In fiscal 2003 and 2002, the royalty averaged $2.47 and $2.29 per loan, and aggregated $135,786 and $143,263, respectively.

Amounts due to PFI under the revolving line of credit are discussed in Note 3. There are no other amounts due to PFI or other related entities at September 30, 2004 or 2003.

NOTE 7:  LEASE OBLIGATIONS

At September 30, 2004, the Company was obligated under non-cancelable operating leases covering its facilities and certain equipment expiring through 2010. Aggregate minimum annual rentals payable are summarized as follows:

Year Ending September 30:
                        2005             $ 1,077,117
                        2006               1,137,972
                        2007               1,183,665
                        2008               1,234,329
                        2009               1,022,159
                        Thereafter           598,533

The minimum rentals shown above do not include rents payable on a "month-to-month" or "cancelable" basis. Rental expense charged against operations totaled $1,590,200, $1,701,984 and $1,604,230, for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. Included in these amounts were $190,488, $336,389 and $366,429, for the fiscal years ended September 30, 2004, 2003 and 2002, respectively, paid to related parties.

NOTE 8:  PROFIT-SHARING PLAN

The Company participates in a profit-sharing plan, which covers substantially all employees who are 21 years of age and have been employed by the Company for one year. The Company contributes an amount to the plan each year that is determined by the board of directors. In fiscal 2004 and 2003, the Company matched 33.3% of participant 401(k) deferrals up to a maximum of 5% of total compensation. Participant interests are vested after three years of service. Contributions to the plan were $901,466, $705,321 and $656,022, for the years ended September 30, 2004, 2003 and 2002, respectively.

NOTE 9: LITIGATION

The Company is subject to claims and lawsuits that arise in the ordinary course of business. It's the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM  9A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM  10.  DIRECTORS and EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding each person who serves as a director or executive officer of Pioneer as of September 30, 2004:

            Name              Age       Position
            ----              ---       --------

   William D. Sullivan         67       Chairman, Chief Executive Officer and sole Director
   Thomas H. Holcom, Jr.       58       President and Chief Operating Officer
   Randall J. Opliger          47       Chief Financial Officer, Treasurer and Secretary

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

     The following table sets forth all cash compensation we paid during each of our last three fiscal years to our Chief Executive Officer and to the other two executive officers whose total annual salary and bonus paid during fiscal year 2004 exceeded $100,000. As sole director, Mr. Sullivan has determined executive compensation with input from Mr. Holcom, as President and Chief Operating Officer.

                           SUMMARY COMPENSATION TABLE

                                                             Annual Compensation
                                              ---------------------------------------------
                                                                               Other Annual
Name and                                               Salary        Bonus     Compensation
Principal Position                             Year     ($)           ($)          ($)
------------------                             ----   --------     --------    ------------
William D. Sullivan,                           2004   $402,839     $300,000     $3,539 (1)
   Chief Executive Officer                     2003   $352,934     $250,000     $1,491 (1)
                                               2002   $320,849     $250,000     $1,320 (1)

Thomas H. Holcom, Jr.,                         2004   $242,999     $335,000      $ 732 (1)
   President and Chief Operating Officer       2003   $233,999     $320,000      $ 685 (1)
                                               2002   $233,999     $300,000      $ 685 (1)

Randall J. Opliger,                            2004   $106,386     $120,000
   Chief Financial Officer, Treasurer and      2003   $ 98,078     $ 80,000
     Secretary                                 2002   $ 90,000     $ 90,047

---------------
(1) Amounts attributable to the non-business use of a company car.

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
           MANAGEMENT

     As of November 30, 2004, Pioneer Financial Industries, Inc., a Nevada corporation, owns 17,136 shares of our common stock, which constitutes all of our issued and outstanding shares of common stock. We have no other class of capital stock authorized. The address of Pioneer Financial Industries, Inc. is 955 South Virginia Avenue, Suite 116, Reno, Nevada 89502. Pioneer Financial Industries, Inc. has sole voting and investment power with respect to the shares of our common stock set forth above. Neither our director nor any of our executive officers own any shares of our common stock.

     As of November 30, 2004, as the trustee or beneficiary of various trusts, William D. Sullivan had sole or shared voting or investment power over 159,420 shares, or 88.6%, of the common stock of Pioneer Financial Industries, Inc. Upon the death of Mr. Sullivan, the trust department of a commercial bank will exercise the voting rights over these shares.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We are privately held and after the sale of the debentures we will continue to be privately held. Our sole shareholder, Pioneer Financial Industries, Inc., has the flexibility of structuring our operating activity so as to optimize our ability to borrow capital for use in our lending activities and to reduce our exposure to the risks of developing new products and services. As a result, certain expenditures and assets related to our operations have been paid for or financed by Pioneer Financial Industries, Inc and its subsidiaries. We then lease or purchase these products and services from them.

     At September 30, 2004, we had borrowed $2,613,823 from our parent, Pioneer Financial Industries, Inc. ("PFI"), pursuant to an unsecured revolving line of credit. The line of credit is due on demand and interest accrues at the prime rate plus 2.0%. During fiscal 2004, 2003 and 2002, we made interest payments on this debt in the amount of $145,313, $121,346 and $132,856, respectively.

     During fiscal 2004, 2003 and 2002, we paid $694,663, $695,578 and $734,596, respectively, to our parent and its subsidiaries for strategic planning, professional services and service charges, including (i) $0, $157,995 and $187,596, respectively, paid to Pioneer Licensing Services, Inc. ("PLS"), to acquire, develop and maintain intellectual property assets employed by us, including names, trademarks, websites, logos, branding rights and software, and to license those intellectual property rights to us as needed; and (ii) $192,663, $110,000, and $120,000, respectively, paid to Penwith Corporation ("Penwith") for strategic planning and professional services, including product identification and procurement. On September 30, 2003, as part of a corporate re-alignment, the Company purchased PLS from our parent Pioneer Financial Industries, Inc. The purchase price paid was approximately $106,000, which equaled the carrying amounts of the net assets of PLS.

     We share with Armed Services Benefits ("ASB"), a subsidiary of our parent, a portion of the commission received on each health discount card sold based on our agreement with ASB. The portion paid to ASB is approximately 41% of the total commission received. During fiscal 2004, 2003 and 2002, we paid ASB a total of $529,808, $491,340, and $392,619, respectively, in commissions and we retained a total of $794,821, $717,767 and $675,483, respectively. The amount remitted to ASB approximates its costs.

     Pioneer Sales Services, GmbH ("PSS"), a Germany subsidiary, receives a fee of approximately $100 for each loan customer it refers to one of our lending subsidiaries. During fiscal 2003 and 2002, we paid this entity $597,715 and $556,651, respectively, which approximates its cost of identifying and making these referrals. On September 30, 2003, as part of a corporate re-alignment, the Company purchased PSS from our parent Pioneer Financial Industries, Inc. The purchase price paid was approximately $41,900, which equaled to the carrying amounts of the net assets of PSS.

     Midstate Leasing, LLC ("Midstate"), an entity owned by the controlling shareholder and certain other shareholders of our parent, leases certain office equipment, signs and automobiles to several of our subsidiaries. These operating leases are generally for nine month periods and are automatically renewable. During fiscal 2004, 2003 and 2002, payments under these leases totaled $190,488, $192,389 and $226,929, respectively.

     Prior to this fiscal 2004, we rented a building from Westport Investment Corp. ("Westport"), a subsidiary of our parent. The lease expired on September 30, 2003. During fiscal 2003 and 2002, we made lease payments to Westport in the amount of $144,000 and $139,500, respectively.

     Our customers execute a master credit agreement in connection with direct loans. The extended effectiveness of this agreement helps expedite the extension of subsequent loans to the customer. William D. Sullivan developed and copyrighted the form of this agreement, and we license it from him in return for a royalty. In fiscal 2004, the royalty averaged $2.62 per loan, and Mr. Sullivan received a total of $170,356 in royalty payments. In fiscal 2003 and 2002, the royalty averaged $2.47 and $2.29 per loan, respectively, with Mr. Sullivan receiving a total of $135,786 and $143,263 in royalty payments, respectively.

     The table below summarizes our transactions with affiliated parties:

                                                                                  Year Ended September 30,
                                                                      ---------------------------------------
                                                      Person             2004        2003          2002
                                                      ------          ----------   ----------   ----------

Interest paid on line of credit..................     PFI             $  145,313   $  121,346   $  132,856
Professional services, strategic planning and
  service charges................................     PFI                502,000      427,583      427,000
Develop and maintain intellectual property.......     PLS                      0      157,995      187,596
Product identification and procurement...........     Penwith            192,663      110,000      120,000
Net proceeds from the sale of prepaid cellular
  phones and phone cards.........................     Penwith                  0            0       10,745
Commission on health discount cards..............     ASB                529,808      491,340      392,619
Loan customer referrals..........................     PSS                      0      597,715      556,651
Lease payments for office equipment, signs,
  vehicles.......................................     Midstate           190,488      192,389      226,929
Rent expenses....................................     Westport                 0      144,000      139,500
Royalty payments for use of copyrighted form.....     Mr. Sullivan       170,356      135,786      143,263
                                                                      ----------   ----------   ----------

Total payments to affiliates.....................                     $1,730,628   $2,378,154   $2,337,159
                                                                      ==========   ==========   ==========


ITEM  14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered in fiscal years 2004 and 2003, respectively, by BKD, LLP for the audit of the Company's annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q were $60,328 and $38,429, respectively.

Audit-Related Fees

     The aggregate fees billed for audit-related services rendered in fiscal years 2004 and 2003, respectively, by BKD, LLP, which are not reported under "Audit Fees" above were $1,263 and $25,005, respectively. These fees were primarily for assistance and review of our initial S-1 registration filing.

Tax Fees

     The aggregate fees billed for tax services rendered in fiscal years 2004 and 2003, respectively, by BKD, LLP were $40,110 and $33,967, respectively. These fees were primarily for preparation of federal and state taxes returns.

                                    PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a)  The following documents are filed as exhibits to this annual report:

Exhibit No.     Description
-----------     -----------

3.1 Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 8, 2003 (Commission No. 333-103293) (the "Initial Registration Statement")).
3.2 Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Initial Registration Statement).
3.3 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 of the Initial Registration Statement).
4.1 Amended and Restated Indenture dated as of December 15, 2004 (Incorporated by reference to Exhibit 4.1 of the Post Effective Amendment No. 2 to the Registration Statement filed with the Securities and Exchange Commission dated December 17, 2004 (Commission No. 333-103293) ("Post Effective Amendment No.2").
4.2 Form of investment note certificate (Incorporated by reference to Exhibit 4.2 of the Post Effective Amendment No. 2).
4.3 Form of junior subordinated debenture prior to November 1, 2002 (Incorporated by reference to Exhibit 4.3 of the Initial Registration Statement).
4.7 Form of Agreement between the Company and various banks named in Amended and Restated Senior Lending Agreement (Incorporated by reference to Exhibit 4.7 of the Initial Registration Statement).
4.9 Amended and Restated Senior Lending Agreement dated October 1, 2003 among the Company and various banks named therein (Incorporated by reference to Exhibit 4.9 of the Post Effective Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission dated December 12, 2003 (Commission No. 333-103293) ("Post Effective Amendment No.1").
4.10 Promissory Note dated October 1, 2003 between the Company and Pioneer Financial Industries, Inc.
4.11 Form of Rate Supplement (Incorporated by reference to Exhibit 4.11 of the Post Effective Amendment No. 2).
4.12 Form of IRA Application (Incorporated by reference to Exhibit 4.12 of the Post Effective Amendment No. 2).
4.13 Form of Offer to Purchase (Incorporated by reference to Exhibit 4.13 of the Post Effective Amendment No. 2).
10.1      Form of Readi-Loan Licensing Agreement (Incorporated by reference to
          Exhibit 10 of the Initial Registration Statement).
10.2 Office Building Lease dated January 31, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Initial Registration Statement).
10.3 Addendum to Office Building Lease between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.3 of the Initial Registration Statement).
10.4 First Amendment to Office Building Lease dated July 19, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Initial Registration Statement).
10.5 Employment Contract between the Company and Randall J. Opliger (Incorporated by reference to Exhibit 10.5 of the Initial Registration Statement).
10.6 Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Initial Registration Statement).
10.7 Transfer of Shares dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
          Exhibit 10.7 of the Post Effective Amendment No. 1).
10.8 Capital Contribution Agreement dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit 10.8 of the Post Effective Amendment No. 1).
10.9 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
          Exhibit 10.9 of the Post Effective Amendment No. 1).
10.10 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
          Exhibit 10.10 of the Post Effective Amendment No. 1).
12 Statement regarding computation of ratios (Incorporated by reference to Exhibit 12 of the Post Effective Amendment No. 2).
21 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Post Effective Amendment No. 1).
31.1 Certificate of the Chief Executive Officer of Pioneer Financial Services, Inc. dated December 21, 2004 for the Annual Report on Form 10-K for the year ended September 30, 2004.
31.2 Certificate of the Chief Financial Officer of Pioneer Financial Services, Inc. dated December 21, 2004 for the Annual Report on Form 10-K for the year ended September 30, 2004.
32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer of Pioneer Financial Services, Inc. dated December 21, 2004.

32.2 18 U.S.C. Section 1350 Certification of Chief financial Officer of Pioneer Financial Services, Inc. dated December 21, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PIONEER FINANCIAL SERVICES, INC.


                                       By: /s/ WILLIAM D. SULLIVAN
                                          --------------------------------
                                               William D. Sullivan
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title                               Date
----                            -----                               ----

/s/ WILLIAM D. SULLIVAN         Chief Executive Officer             December 21, 2004
------------------------------  and Sole Director
William D. Sullivan             (Principal Executive Officer)



/s/ RANDALL J. OPLIGER          Chief Financial Officer,            December 21, 2004
------------------------------  Treasurer and Secretary
Randall J. Opliger              (Principal Financial Officer
                                and Principal Accounting Officer)


Exhibit No.     Description
-----------     -----------

3.1 Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 8, 2003 (Commission No. 333-103293) (the "Initial Registration Statement")).
3.2 Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Initial Registration Statement).
3.3 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 of the Initial Registration Statement).
4.1 Amended and Restated Indenture dated as of December 15, 2004 (Incorporated by reference to Exhibit 4.1 of the Post Effective Amendment No. 2 to the Registration Statement filed with the Securities and Exchange Commission dated December 17, 2004 (Commission No. 333-103293) ("Post Effective Amendment No.2").
4.2 Form of investment note certificate (Incorporated by reference to Exhibit 4.2 of the Post Effective Amendment No. 2).
4.3 Form of junior subordinated debenture prior to November 1, 2002 (Incorporated by reference to Exhibit 4.3 of the Initial Registration Statement).
4.7 Form of Agreement between the Company and various banks named in Amended and Restated Senior Lending Agreement (Incorporated by reference to Exhibit 4.7 of the Initial Registration Statement).
4.9 Amended and Restated Senior Lending Agreement dated October 1, 2003 among the Company and various banks named therein (Incorporated by reference to Exhibit 4.9 of the Post Effective Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission dated December 12, 2003 (Commission No. 333-103293) ("Post Effective Amendment No.1").
4.10 Promissory Note dated October 1, 2003 between the Company and Pioneer Financial Industries, Inc.
4.11 Form of Rate Supplement (Incorporated by reference to Exhibit 4.11 of the Post Effective Amendment No. 2).
4.12 Form of IRA Application (Incorporated by reference to Exhibit 4.12 of the Post Effective Amendment No. 2).
4.13 Form of Offer to Purchase (Incorporated by reference to Exhibit 4.13 of the Post Effective Amendment No. 2).
10.1      Form of Readi-Loan Licensing Agreement (Incorporated by reference to
          Exhibit 10 of the Initial Registration Statement).
10.2 Office Building Lease dated January 31, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Initial Registration Statement).
10.3 Addendum to Office Building Lease between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.3 of the Initial Registration Statement).
10.4 First Amendment to Office Building Lease dated July 19, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Initial Registration Statement).
10.5 Employment Contract between the Company and Randall J. Opliger (Incorporated by reference to Exhibit 10.5 of the Initial Registration Statement).
10.6 Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Initial Registration Statement).
10.7 Transfer of Shares dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
          Exhibit 10.7 of the Post Effective Amendment No. 1).
10.8 Capital Contribution Agreement dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit 10.8 of the Post Effective Amendment No. 1).
10.9 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
          Exhibit 10.9 of the Post Effective Amendment No. 1).
10.10 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
          Exhibit 10.10 of the Post Effective Amendment No. 1).
12 Statement regarding computation of ratios (Incorporated by reference to Exhibit 12 of the Post Effective Amendment No. 2).
21 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Post Effective Amendment No. 1).
31.1 Certificate of the Chief Executive Officer of Pioneer Financial Services, Inc. dated December 21, 2004 for the Annual Report on Form 10-K for the year ended September 30, 2004.
31.2 Certificate of the Chief Financial Officer of Pioneer Financial Services, Inc. dated December 21, 2004 for the Annual Report on Form 10-K for the year ended September 30, 2004.
32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer of Pioneer Financial Services, Inc. dated December 21, 2004.
32.2 18 U.S.C. Section 1350 Certification of Chief financial Officer of Pioneer Financial Services, Inc. dated December 21, 2004.