Form 10-Q
period 2004-12-31
PIONEER FINANCIAL SERVICES INC
filed 2005-02-14
CIK 1216752

Prospectus Supplement Dated February 14, 2005  Filed Pursuant to Rule 424(b)(3)
to Prospectus Dated February 10, 2005 of       Registration Number 333-103293
Pioneer Financial Services, Inc.
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                     For the period ended: December 31, 2004

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

      Class                             Outstanding as of December 31, 2004
      -----                             -----------------------------------

   Common Stock, $100 par value                     17,136 shares

                        PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-Q
                                December 31, 2004

                                TABLE OF CONTENTS



                                     PART I
                              FINANCIAL INFORMATION

Item No.                                                                    Page

1. Consolidated Financial Statements..........................................3
   Consolidated Balance Sheets at December 31, 2004 and September 30, 2004....3
   Consolidated Statements of Income for the three months ended
   December 31, 2004 and 2003..................................................4
   Consolidated Statements of Retained Earnings for the three months ended December 31, 2004 and year ended September 30, 2004...................5
   Consolidated Statements of Cash Flows for the three months ended
   December 31, 2004 and 2003..................................................6
   Condensed Notes to Consolidated Financial Statements........................7
2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations.......................................................8
3. Quantitative and Qualitative Disclosures About Market Risk.................16
4. Controls and Procedures....................................................16


                                     PART II
                                OTHER INFORMATION

1  Legal Proceedings..........................................................17
2. Changes in Securities and Use of Proceeds..................................18
3. Defaults upon Senior Securities............................................18
4. Submission of Matters to a Vote of Security Holders........................18
5. Other Information..........................................................18
6. Exhibits ..................................................................19

                    PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements


                        PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                           December 31,         September 30,
                                                2004                 2004
                                       ------------------     ----------------
                                           (unaudited)
Cash and cash equivalents                  $   1,530,756       $     2,078,178
Other investments                              2,056,202             2,055,923

Finance receivables:
   Direct receivables                        194,431,575           176,691,292
   Retail installment contracts               22,052,848            21,715,543
                                       ------------------     ----------------
Finance receivables before allowance
   for credit losses                         216,484,423           198,406,835
   Allowance for credit losses               (12,200,868)          (11,240,868)
                                       ------------------     -----------------
Net finance receivables                      204,283,555           187,165,967


Furniture and equipment, net                   1,562,220             1,539,838
Unamortized computer software                  1,138,172             1,225,146
Deferred income taxes                          4,063,100             3,692,100
Prepaid and other assets                         375,795               514,801
                                       ------------------     -----------------
Total assets                               $ 215,009,800       $   198,271,953
                                       ==================     =================





                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                            December 31,              September 30,
                                                2004                       2004
                                       -----------------------    -----------------------
                                            (unaudited)
Revolving credit line - banks                    $ 16,496,515               $ 12,620,000
Revolving credit line - affiliate                   1,996,103                  2,613,823
Accounts payable                                    1,353,056                  2,012,486
Accrued expenses and other liabilities             10,452,834                  9,997,410
Amortizing term notes                             133,842,508                121,912,164
Investment notes                                   23,275,459                 23,222,252
                                       -----------------------    -----------------------
Total liabilities                               $ 187,416,475              $ 172,378,135
                                       -----------------------    -----------------------

Stockholder's equity:
Common stock, $100 par value; authorized
   20,000 shares; issued and outstanding
   17,136 shares                                    1,713,600                  1,713,600
Retained earnings                                  25,879,725                 24,180,218
                                       -----------------------    -----------------------

Total stockholder's equity                         27,593,325                 25,893,818
                                       -----------------------    -----------------------
Total liabilities and stockholder's
        equity                                  $ 215,009,800              $ 198,271,953
                                       =======================    =======================


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                    Three Months Ended
                                      December 31,
                            -----------------------------------
                                  2004                2003
                            -----------------------------------

                             (unaudited)
Revenue
   Finance income             $ 15,394,361        $ 13,274,672
   Insurance premiums
      and commissions            1,304,810           1,294,981
   Other income, fees
      and commissions              470,532             470,854
                            ---------------    ----------------
Total revenue                   17,169,703          15,040,507

Provision for credit losses      3,304,181           2,688,645
Interest expense                 2,537,038           2,203,637
                            ---------------    ----------------

Net revenue                     11,328,484          10,148,225

Operating expenses
   Employee costs                5,401,796           5,427,466
   Facilities                    1,345,093           1,278,145
   Marketing                       586,706             615,519
   Professional fees and other   1,053,034             801,885
                            ---------------    ----------------

Total operating expenses         8,386,629           8,123,015


Income before income taxes       2,941,855           2,025,210
Provision for income taxes       1,041,000             728,100
                            ---------------    ----------------

Net income                     $ 1,900,855         $ 1,297,110
                            ===============    ================

Net income per share, basic
   and diluted                 $    110.93             $ 75.70
                            ===============    ================


            See Notes to Condensed Consolidated Financial Statements

                   PIONEER FINANCIAL SERVICES, INC.

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                             Three Months Ended    Year Ended
                                                 December 31,     September 30,
                                            -----------------------------------
                                                2004                2004
                                            -----------------------------------
                                             (unaudited)
Retained earnings, beginning of period       $ 24,180,218         $ 19,042,480

Net income                                      1,900,855           5,987,855

Dividends paid ($11.75 and $49.61 per share)     (201,348)           (850,117)
                                            ------------------   --------------

Retained earnings, end of period             $ 25,879,725         $ 24,180,218
                                            ==================   ==============




            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                              Three Months Ended December 31,
                                                 2004           2003
                                             --------------------------------
Cash Flows from Operating Activities:
   Net income                                $  1,900,855      1,297,110
   Items not requiring (providing) cash:
      Provision for credit losses on
         finance receivables                    3,304,181      2,688,645
      Depreciation and amortization               258,354        188,644
      Compounded interest added to
         investment notes                         279,239        248,141
      Deferred income taxes                      (371,000)      (170,171)
   Changes in:
      Accounts payable and accrued
         expenses                                 397,101       (394,318)
      Other                                       139,006         67,864
                                             --------------  ---------------


         Net cash provided by operating
         activities                             5,907,736      3,925,915
                                             --------------  ---------------

Cash Flows from Investing Activities:
   Loans originated                           (51,515,245)    39,361,820)
   Loans purchased                             (4,918,625)    (3,807,752)
   Loans repaid                                36,012,101     31,653,537
   Capital expenditures                          (194,041)      (166,474)

         Net cash used in investing activit   (20,615,810)   (11,682,509)
                                             --------------  ---------------

Cash Flows from Financing Activities:
   Net borrowing under lines of credit          2,657,688        337,485
   Proceeds from borrowings                    24,612,956     18,341,270
   Repayment of borrowings                    (12,908,644)   (10,673,428)
   Dividends paid                                (201,348)      (167,076)
                                             --------------  ---------------


         Net cash provided by
            financing activities               14,160,652      7,838,251
                                             --------------  ---------------



Net Increase/(Decrease) in Cash                  (547,422)        81,657

Cash, Beginning of Period                       2,078,178      2,039,109
                                             --------------  ---------------


Cash, End of Period                          $   1,530,756     2,120,766
                                             =============== ===============


Additional Cash Flow Information:
   Interest paid                             $   2,361,741   $ 2,145,399
   Income taxes paid                         $       5,688   $   645,344


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2004 and December 31, 2003
                                   (Unaudited)

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

     Information with respect to December 31, 2004 and 2003, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations of the Company. The results of operations for the three months ended December 31, 2004 and 2003 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet and retained earnings statement as of September 30, 2004 has been derived from the Company's audited consolidated balance sheet and retained earnings statement.

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

     Our finance receivables are effectively unsecured with fixed interest rates and typically have a maturity of less than 48 months. During the first three months of fiscal 2005, the size of our average finance receivable at origination was approximately $3,310. A large portion of our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

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

Finance Receivables

     Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the ends of the periods presented:

                                         As of, and For the Three
                                              Months Ended
                                              December 31,
                         ------------------------------------------------------
                                            2004         2003
                         ------------------------------------------------------
                         (dollars in thousands, except for average note balance)

Finance Receivables:
  Finance receivables balance             $ 216,484   $ 175,172
  Average note balance                    $   2,443   $   2,188
  Total finance income                    $  15,394   $  13,275
  Total number of notes                      88,632      80,077

Direct Loans:
   Finance receivables balance            $ 194,431   $ 156,576
   Percent of finance receivables            89.81%      89.38%
   Average note balance                   $   2,500   $   2,202
   Number of notes                           77,763      71,099

Retail Installment Contracts:
   Finance receivables balance            $  22,053   $  18,596
   Percent of finance receivables            10.19%      10.62%
   Average note balance                   $   2,029   $   2,071
   Number of notes                           10,869       8,978


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

     Unlike our interest income, our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our cost of funds. Our general inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in our cost of funds. Accordingly, increases in market interest rates generally will narrow our interest rate spread and lower our profitability, while decreases in market interest rates generally will widen our interest rate spread and increase our profitability. An increase in market interest rates may result in a reduction in our profitability and impair our ability to pay interest and principal on the notes.

     The following table presents important data relating to our net interest margin as of the ends of the periods presented:

                                           As of, and For the Three
                                                Months Ended
                                              December 31,
                                        -----------------------------
                                                  2004        2003
                                        -----------------------------
                                          (dollars in thousands)

Finance receivables balance                   $ 216,484    $ 175,172

Average finance receivables (1)               $ 208,915    $ 171,092

Average interest bearing liabilities (1)      $ 162,579    $ 134,520

Total finance income                          $  15,394    $  13,275

Total interest expense                        $   2,537    $   2,204

---------------------------------------
  (1)  Averages are computed using month-end balances.


Results of Operations

     Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     Finance Receivables. Our aggregate finance receivables increased 9.1% during the first quarter of fiscal 2005 to $216.5 million on December 31, 2004 from $198.4 million on September 30, 2004. Increased loan originations in the first quarter of fiscal 2005 generated the highest quarterly gain in finance receivables in our company history. This increase was due primarily to increases in finance receivables from the Internet, which grew by more than $12.2 million or 14.5%. The Internet is a lower-cost method of loan origination and proceeds distribution, and we plan to continue the growth of this distribution channel in the future.

     Total Revenues. Total revenues in the first quarter of fiscal 2005 increased to $17.2 million from $15.0 million in the first quarter of fiscal 2004, an increase of $2.2 million or 14.2%. This increase was primarily due to an increase in average finance receivables to $208.9 million in the first quarter of fiscal 2005 from $171.1 million in the first quarter fiscal 2004, an increase of 22.1%.

     Provision for Credit Losses. The provision for credit losses in the first quarter of fiscal 2005 increased to $3.3 million from $2.7 million in the first quarter of fiscal 2004, an increase of $.6 million or 22. 9%. Net charge-offs of finance receivables in the first quarter of fiscal 2005 increased to $2.3 million from $2.2 million in the first quarter of fiscal 2004, an increase of $.1 million or 4.5%. Net charge-offs as a percentage of average finance receivables for the first quarter of fiscal 2005 decreased to 4.5% from 5.2% for the first quarter of fiscal 2004. Our allowance for credit losses at December 31, 2004 increased to $12.2 million from $11.2 million at September 30, 2004, an increase of $1.0 million, or 8.5%. These changes reflect the increase in our average finance receivables portfolio for the three months ended December 31, 2004, and our continuing concern regarding the uncertainty surrounding Middle-East hostilities. See also "--Credit Loss Experience and Provision for Credit Losses."

     Interest Expense. Interest expense in the first quarter of fiscal 2005 increased to $2.5 million from $2.2 million in the first quarter of fiscal 2004, an increase of $.3 million or 15.1%. Our average interest bearing liabilities for the three months ended December 31, 2004 increased by $29.5 million or 21.5% compared to the three months ended December 31, 2003. The weighted average interest rate declined to 6.1% in the first quarter of fiscal 2005 from 6.4% in the first quarter of fiscal 2004.

     Operating Expense. Operating expenses in the first quarter of fiscal 2005 increased to $8.4 million from $8.1 million in the first quarter of fiscal 2004, an increase of $.3 million or 3.2%. This increase was due to higher professional fees primarily from ongoing business matters that occur in the normal course of business, including preparation for future Sarbanes Oxley regulations.

     Net Income. Income before taxes in the first quarter of fiscal 2005 was $2.9 million and net income was $1.9 million compared to income before taxes of $2.0 million and net income of $1.3 million during the first quarter of fiscal 2004.

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

     Provision for Credit Losses. The provision for credit losses in the first quarter of fiscal 2004 decreased to $2.7 million from $3.4 million in the first quarter of fiscal 2003, a decrease of $.7 million or 21. 2%. Net charge-offs of finance receivables in the first quarter of fiscal 2004 decreased to $2.2 million from $2.5 million in the first quarter of fiscal 2003, a decrease of $.3 million or 10.8%. The decrease in net charge-offs reflects the reduction in 60-day delinquent accounts in the portfolio due to enhanced collection efforts. Our allowance for credit losses at December 31, 2003 increased to $9.7 million from $9.2 million at September 30, 2003, an increase of $.5 million, or 4.9%. The increase reflects the increase in our average finance receivables portfolio for the three months ended December 31, 2003 compared to the three months ended December 31, 2002, as well as our concern regarding uncertainty surrounding the Middle-East hostilities.

     Interest Expense. Interest expense in the first quarter of fiscal 2004 decreased to $2.2 million from $2.4 million in the first quarter of fiscal 2003, a decrease of $.2 million or 9.2%. This decrease is the result of lower interest rates charged on our borrowings even though our average interest bearing liabilities for the three months ended December 31, 2003 increased by $.8 million or .7% compared to the three months ended December 31, 2002. The weighted average interest rate declined to 6.4% in the first quarter of fiscal 2004 from 7.0% in the first quarter of fiscal 2003.

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

     The following sets forth our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables as of the ends of the periods presented:

                                                      As of
                                           December 31,    December 31,
                                         ----------------------------------
                                               2004            2003
                                         ----------------------------------
                                              (dollars in thousands)

Finance receivables balances                  $ 216,484      $ 175,172

Finance receivables balances 60 days
   or more past due                           $   7,512      $   5,179

Finance receivables balances 60 days
   or more past due as a percent of
   finance receivables                            3.47%          2.96%

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

     Direct Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Finance receivables are charged-off when management deems them to be uncollectible through our normal collection procedures or they become 270 days past due. The 270-day limit is set forth in our senior lending agreement. Approximately 45% of our charge-offs occur before an account is 180 days delinquent. Our primary source of charge-offs is when a customer leaves the military prior to repaying the finance receivable. We generally structure our loans so that the entire amount is repaid prior to a customer's estimated separation from the military, and the number of our customers who depart the military early has remained relatively constant over time. We, however, cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement any policy or procedure to ensure that we are repaid in full prior to our customer leaving the military. Our second greatest source of loss is when a customer declares bankruptcy.

     The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans. The decrease shown on this table in the percentage of net charge-offs to average monthly balance outstanding resulted primarily from more effective collection efforts as of the ends of the periods presented:


                                         As of, and For the Three
                                              Months Ended
                                              December 31,
                                     --------------------------------
                                            2004         2003
                                     --------------------------------
                                         (dollars in thousands)
Direct Loans:
   Loans charged-off                     $   2,713     $    2,484
   Less recoveries                             358            251
                                     --------------   ---------------
   Net charge-offs                       $   2,355     $    2,233
                                     ==============   ===============


Average monthly balance of
   outstanding (1)                       $ 187,026     $  152,335
Percentage of net charge-offs to average
   monthly balance outstanding (2)           5.04%          5.86%

-------------------------------------
   (1) Averages are computed using month-end balances.
   (2) December 31, 2004 and 2003 are annualized for comparison purpose.


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

     The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the ends of the periods presented:

                                             As of, and For the Three
                                                  Months Ended
                                                  December 31,
                                          --------------------------------
                                              2004          2003
                                          --------------------------------
                                             (dollars in thousands)
Retail Installment Contracts:
   Contracts charged-off                     $     4     $     18
   Less recoveries                                15           12
                                          ------------   -----------------
   Net charge-offs (recoveries)              $   (11)    $      6
                                          =============  =================


Average monthly balance of
   outstanding (1)                           $ 21,890      $ 18,757
Percentage of net charge-offs to average
   monthly balance outstanding (2)             -0.20%         0.13%

-------------------------------------
    (1) Averages are computed using month-end balances.
    (2) December 31, 2004 and 2003 are annualized for comparison purpose.


     The following table presents our allowance for credit losses on finance receivables as of the ends of the periods presented:

                                          As of, and For the Three
                                               Months Ended
                                               December 31,
                                     --------------------------------
                                             2004        2003
                                     --------------------------------
                                          (dollars in thousands)

Average finance receivables (1)            $ 208,915   $ 171,092
Provision for credit losses                $   3,304   $   2,689
Net charge-offs                            $   2,344   $   2,239
Net charge-offs as a percentage of
   average finance receivables (2)             4.49%       5.23%
Allowance for credit losses                $  12,201   $   9,671
Allowance as a percentage of average
   finance receivables                         5.84%       5.65%

-------------------------------------
   (1) Averages are computed using month-end balances.
   (2) December 31, 2004 and 2003 are annualized for comparison purpose.

     Allowance for Credit Losses. The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for credit losses which take into consideration the historical credit loss experience of the Company, delinquency trends, current economic conditions, current or future military deployments, and the composition of the finance receivable portfolio. The Company uses various ratio analyses in evaluating prior finance receivable losses and delinquency experience. These and other analyses are used to measure historical movement of finance receivables through various levels of repayment, delinquency, and loss. These results and management's judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside the Company's control, such as economic conditions and current or future military deployments. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See our annual report on Form 10-K; Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Critical Accounting Policies."

     The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the ends of the periods presented:


                                   As of, and For the Three
                                         Months Ended
                                         December 31,
                                 ------------------------------
                                       2004           2003
                                 ------------------------------
                                    (dollars in thousands)

Balance, beginning of period        $ 11,241        $ 9,221
                                 ------------------------------
Charge-offs:
   Loans charged-off                  (2,717)        (2,502)
   Recoveries                            373            263
                                 ------------------------------
Net charge-offs                       (2,344)        (2,239)
Provision for credit losses            3,304          2,689
                                 ------------------------------
Balance, end of period              $ 12,201        $ 9,671
                                 ==============================

Loan Origination

     Our loan origination is an important factor in determining our future revenues. Loan origination for the first three months of fiscal 2005 increased to $80.8 million from $61.1 million for the first three months of fiscal year 2004, an increase of $19.7 million or 32.2%. The record volume in the first three months of fiscal 2005 was achieved through the expansion of our Internet distribution channel, partly through marketing agreements (primarily with one third party), which we entered into in the first quarter of fiscal year 2004. These third party vendors market products via the Internet to military service members. These marketing efforts represent $12.0 million or 60.9% of the $19.7 million increase in loan originations. See our annual report on Form 10-K; Item 1, "Business- Lending Activities."

     The following table sets forth our overall loan originations and lending activities by direct loans and retail installment contracts as of the ends of the periods presented:


                                        As of, and For the Three
                                              Months Ended
                                              December 31,
                             -----------------------------------------------
                                           2004              2003
                             -----------------------------------------------
                                        (dollars in thousands,
                                    except for average note amounts)
Total Loan Origination:
   Gross balance                           $ 80,815         $ 61,146
   Number of finance receivable notes        24,406           19,092
   Average note amount                     $  3,311         $  3,203

Direct Loans:
   Gross balance                           $ 75,444         $ 57,338
   Number of finance receivable notes        22,550           17,913
   Average note amount                     $  3,346         $  3,201

Retail Installment Contracts:
   Gross balance                           $  5,371         $  3,808
   Number of finance receivable notes         1,856            1,179
   Average note amount                     $  2,894         $  3,230

     In June 2004, we began an initiative to replace our legacy loan processing system with a purchased software solution, which will provide the organization with continued improvements in its loan origination, servicing and collection processes. This new system is scheduled for launch in fiscal 2005.

Liquidity and Capital Resources

     A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Investing activities are our principal use of cash, which is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference, if any, between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments. Cash used in investing activities in the first three months of fiscal 2005 was approximately $20.6 million, which was funded from $5.9 million of cash from operating activities and $14.2 million from financing activities. Cash used in investing activities in the first three months of fiscal 2004 was approximately $11.7 million, which were funded from $3.9 million of cash from operating activities and $7.8 million from financing activities.

     Financing activities primarily consist of borrowings and repayments relating to our bank debt, an unsecured revolving credit line from our parent and our investment notes. We anticipate that our cash inflow from operations, borrowings under our senior lending agreement, and the proceeds from the sale of investment notes will be adequate to meet our cash out flows to fund anticipated growth in our finance receivables, operating expenses, repayment of indebtedness, and planned capital expenditures.

     On or before March 31st of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of December 31, 2004, all banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in the fundings up to an aggregate of $200 million, up from $185.5 million in fiscal year 2004.

     Senior Indebtedness-Bank Debt. Our senior lending agreement is an uncommitted facility, which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of December 31, 2004, we could request up to $20.9 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of December 31, 2004, we were in material compliance with all loan covenants.

     Senior Indebtedness-Parent Debt. We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2%. At December 31, 2004, there was $2.0 million outstanding under this credit facility with an interest rate of 7.25%.

     Senior Indebtedness Table. As of December 31, 2004 and 2003, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of the following amounts for the ends of the periods presented:

                                                As of December 31,
                                            --------------------------------
                                                2004            2003

                                            -----------------------------
                                                (dollars in thousands)
Revolving Credit Line (1):
   Total facility                               $  36,758       $  34,961
   Balance at end of period                     $  18,493       $  13,185
   Maximum available credit (3)                 $  18,265       $  21,776

Term Notes (2):
   Total facility                               $ 167,000       $ 156,565
   Balance at end of period                     $ 133,843       $ 107,231
   Maximum available credit (3)                 $  33,157       $  49,334

Total Revolving and Term Notes (1) (2):
   Total facility                               $ 203,758       $ 191,526
   Balance at end of period                     $ 152,336       $ 120,416
   Maximum available credit (3)                 $  51,422       $  71,110
   Credit facility available (4)                $  20,852       $  19,722
   Percent utilization of the total facility       74.76%          62.87%

------------------------------------
(1)  Includes revolving credit line from our parent.
(2)  Includes 48-month amortizing term notes.
(3) Maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%.
(4) Credit facility available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%


     Outstanding Investment Notes. We also fund our liquidity needs through the sale of unsecured investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of December 31, 2004, we had issued approximately $23.3 million of these investment notes at a weighted average interest rate of 9.4%.

     The sale of these notes provides us with additional liquidity and capital resources. Issuing these notes increases our tangible net worth, which allows us to borrow larger amounts under our senior lending agreement. To finance growth in our finance receivables portfolio, we intend to borrow additional funds under our senior lending agreement from time to time as we sell additional notes.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on our borrowings. A substantial and sustained increase in market interest rates could adversely affect our growth and profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium and long term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. For more information about this item see our annual report of Form 10-K; Item 7A, "Quantitative And Qualitative Disclosures About Market Risk-Interest Rate Risk Management."

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     We are currently involved in various litigation matters in the ordinary course of business. We are not currently involved in any litigation or other proceeding that we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 2.  Changes in Securities and Use of Proceeds

     On May 13, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-103293), effective. On January 13, 2004 the Securities and Exchange Commission declared our post effective amendment number 1 as filed on Form S-1 (File No. 333-103293), effective. On February 10, 2005 the Securities and Exchange Commission declared our post effective amendment number 2 as filed on From S-2 (File No. 333-103293), effective. Pursuant to the registration statement, and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $25,000,000 on a continuous basis with an expected termination of January 31, 2007 unless terminated earlier at our discretion. We commenced the offering of these investment notes on May 20, 2003. We are currently offering the notes through our officers and employees directly without an underwriter or agent. From May 20, 2003 to December 31, 2004, we sold 295 notes in an approximate aggregate principal amount of $6,087,000. For the quarter ended December 31, 2004, we sold 48 notes in the approximate aggregate principal amount of $1,079,000. Costs incurred in connection with the preparation of the initial registration statement on Form S-1 were approximately $315,000. Our expenses incurred in connection with the issuance and distribution of the investment notes from the date our registration statement became effective, May 13, 2003, through December 31, 2004 were approximately $412,000. Expenses incurred in the first quarter of fiscal 2005 were approximately $29,000. Net proceeds from the offering through December 31, 2004, were approximately $5,360,000.

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

4.1 Amended and Restated Indenture dated as of December 15, 2004 (Incorporated by reference to Exhibit 4.1 of the Post Effective Amendment No. 2 to the Registration Statement filed with the Securities and Exchange Commission dated December 17, 2004 (Commission No. 333-103293) ("Post Effective Amendment No.2").
4.2 Form of investment note certificate (Incorporated by reference to Exhibit 4.2 of the Post Effective Amendment No. 2).
4.3 Form of Investment Note prior to November 1, 2002 (Incorporated by reference to Exhibit 4.3 of the Initial Registration Statement).
4.7 Form of Agreement between the Company and various banks named in Amended and Restated Senior Lending Agreement (Incorporated by reference to Exhibit 4.7 of the Initial Registration Statement).
4.9 Amended and Restated Senior Lending Agreement dated October 1, 2003 among the Company and various banks named therein (Incorporated by reference to Exhibit 4.9 of the Post Effective Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission dated December 12, 2003 (Commission No. 333-103293) ("Post Effective Amendment No.1").
4.10 Promissory Note dated October 1, 2003 between the Company and Pioneer Financial Industries, Inc.
4.11 Form of Rate Supplement (Incorporated by reference to Exhibit 4.11 of the Post Effective Amendment No. 2).
4.12 Form of IRA Application (Incorporated by reference to Exhibit 4.12 of the Post Effective Amendment No. 2).
4.13 Form of Offer to Purchase (Incorporated by reference to Exhibit 4.13 of the Post Effective Amendment No. 2).
10.1      Form of Readi-Loan Licensing Agreement (Incorporated by reference to
          Exhibit 10 of the Initial Registration Statement).
10.2 Office Building Lease dated January 31, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Initial Registration Statement).
10.3 Addendum to Office Building Lease between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.3 of the Initial Registration Statement).
10.4 First Amendment to Office Building Lease dated July 19, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Initial Registration Statement).
10.5 Employment Contract between the Company and Randall J. Opliger (Incorporated by reference to Exhibit 10.5 of the Initial Registration Statement).
10.6 Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Initial Registration Statement).
10.7 Transfer of Shares dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
          Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
10.8 Capital Contribution Agreement dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
10.9 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
          Exhibit 10.9 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
10.10 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
          Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
12 Statement regarding computation of ratios (Incorporated by reference to Exhibit 12 of Post Effective Amendment No. 2).
21 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Post Effective Amendment No. 1).
25 Statement of eligibility of trustee (Incorporated by reference to Exhibit 25 of the Amendment No. 1).
31.1      Certification of Chief Executive Officer pursuant to Rule 15d-15e.
31.2      Certification of Chief Financial Officer pursuant to Rule 15d-15e.
32.1      18 U.S.C. Section 1350 Certification of Chief Executive Officer.

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

PIONEER FINANCIAL SERVICES, INC.


Name                         Title                      Date
----                         -----                      ----

/s/ William D. Sullivan
-----------------------   Chief Executive Officer       February 14, 2005
William D. Sullivan       and Sole Director
                          (Principal Executive Officer)

/s/ Randall J. Opliger
----------------------    Chief Financial Officer,      February 14, 2005
Randall J. Opliger        Treasurer and Secretary
                          (Principal Financial Officer
                          and Principal Accounting Officer)