Form 10-Q
period 2005-03-31
PIONEER FINANCIAL SERVICES INC
filed 2005-05-13
CIK 1216752

Prospectus Supplement Dated February            Filed Pursuant to Rule 424(b)(3)
14, 2005 to Prospectus Dated
February 10, 2005 of
Pioneer Financial Services, Inc.                  Registration Number 333-103293
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the period ended:     March 31, 2005

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

         Class                               Outstanding as of March 31, 2005
         -----                               --------------------------------
   Common Stock, $100 par value                       17,136 shares

                        PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-Q
                                 March 31, 2005

                                TABLE OF CONTENTS



                                     PART I
                              FINANCIAL INFORMATION
Item No.                                                                   Page

1.   Consolidated Financial Statements.......................................3
     Consolidated Balance Sheets at March 31, 2005
     and September 30, 2004..................................................3
     Consolidated Statements of Income for the three
     months ended and six months ended March 31,
     2005 and 2004...........................................................4
     Consolidated Statements of Retained Earnings
     for the six months ended March 31, 2005 and
     year ended September 30, 2004...........................................5
     Consolidated Statements of Cash Flows for
     the six months ended March 31, 2005 and 2004............................6
     Condensed Notes to Consolidated Financial Statements....................7
2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations...........................8
3.   Quantitative and Qualitative Disclosures About Market Risk.............17
4.   Controls and Procedures................................................17


                                     PART II
                                OTHER INFORMATION

1.   Legal Proceedings......................................................17
2.   Changes in Securities and Use of Proceeds..............................18
3.   Defaults upon Senior Securities........................................18
4.   Submission of Matters to a Vote of Security Holders....................18
5.   Other Information......................................................18
6.   Exhibits ..............................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements


                        PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                March 31,         September 30,
                                                  2005                2004
                                             --------------      --------------
                                                (unaudited)
Cash and cash equivalents                       $ 1,195,286      $    2,078,178
Other investments                                 2,056,523           2,055,923

Finance receivables:
   Direct receivables                           191,206,680         176,691,292
   Retail installment contracts                  23,343,403          21,715,543
                                             --------------      --------------
Finance receivables before allowance
    for credit losses                           214,550,083         198,406,835
   Allowance for credit losses                  (12,200,868)        (11,240,868)
                                             --------------      --------------
Net finance receivables                         202,349,215         187,165,967

Furniture and equipment, net                      1,810,934           1,539,838
Unamortized computer software                     1,024,360           1,225,146
Deferred income taxes                             4,064,100           3,692,100
Prepaid and other assets                            520,462             514,801
                                             --------------      --------------

Total assets                                 $  213,020,880      $  198,271,953
                                             ==============      ==============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                March 31,         September 30,
                                                  2005                2004
                                             --------------      --------------
                                               (unaudited)
Revolving credit line - banks                $   13,985,000      $   12,620,000
Revolving credit line - affiliate                 1,624,495           2,613,823
Accounts payable                                    823,991           2,012,486
Accrued expenses and other liabilities           10,666,561           9,997,410
Amortizing term notes                           133,813,079         121,912,164
Investment notes                                 23,038,195          23,222,252
                                             --------------      ---------------

Total liabilities                            $  183,951,321      $  172,378,135
                                             --------------      ---------------

Stockholder's equity:
Common stock, $100 par value; authorized
   20,000 shares; issued and outstanding
   17,136 shares                                  1,713,600           1,713,600
Retained earnings                                27,355,959          24,180,218
                                             --------------      ---------------

Total stockholder's equity                       29,069,559          25,893,818
                                             --------------      ---------------

Total liabilities and stockholder's equity   $  213,020,880      $  198,271,953
                                             ==============      ===============

            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended                    Six Months Ended
                                           March 31,                             March 31,
                                  ------------------------------      ----------------------------
                                       2005              2004             2005             2004
                                  ------------      ------------      -----------      -----------
                                  (unaudited)                         (unaudited)
Revenue
   Finance income                 $ 14,923,843      $ 12,964,111      $30,318,204      $26,238,783
   Insurance premiums
      and commissions                1,293,364         1,289,552        2,598,174        2,584,533
   Other income, fees
      and commissions                  234,015           339,114          704,547          809,968
                                  ------------      ------------      -----------      -----------
Total revenue                       16,451,222        14,592,777       33,620,925       29,633,284

Provision for credit losses          2,529,932         2,134,847        5,834,113        4,823,492
Interest expense                     2,650,710         2,231,114        5,187,748        4,434,751
                                  ------------      ------------      -----------      -----------

Net revenue                         11,270,580        10,226,816       22,599,064       20,375,041

Operating expenses
   Employee costs                    5,588,820         5,731,005       10,990,616       11,158,471
   Facilities                        1,367,000         1,175,000        2,712,093        2,453,145
   Marketing                           429,116           678,802        1,015,822        1,294,321
   Professional fees and other       1,295,062           859,651        2,348,096        1,661,536
                                  ------------      ------------      -----------      -----------

Total operating expenses             8,679,998         8,444,458       17,066,627       16,567,473


Income before income taxes           2,590,582         1,782,358        5,532,437        3,807,568
Provision for income taxes             913,000           663,047        1,954,000        1,391,147
                                  ------------      ------------      -----------      -----------

Net income                        $  1,677,582      $  1,119,311      $ 3,578,437      $ 2,416,421
                                  ============      ============      ===========      ===========

Net income per share, basic and
   diluted                        $      97.90      $      65.32      $    208.83         $ 141.01
                                  ============      ============      ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                              Six Months Ended     Year Ended
                                                  March 31,       September 30,
                                              ----------------------------------
                                                  2005              2004
                                              ---------------------------------
                                                (unaudited)
Retained earnings, beginning of period        $   24,180,218      $  19,042,480

Net income                                         3,578,437          5,987,855

Dividends paid ($23.50 and $49.61 per share)        (402,696)          (850,117)
                                              --------------      -------------

Retained earnings, end of period              $   27,355,959      $  24,180,218
                                              ==============      =============









            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months Ended March 31,
                                                       2005            2004
                                                  ----------------------------
Cash Flows from Operating Activities:
   Net income                                     $ 3,578,437      $ 2,416,421
   Items not requiring (providing) cash:
      Provision for credit losses on
         finance receivables                        5,834,113        4,823,492
      Depreciation and amortization                   528,363          401,647
      Compounded interest added to
         investment notes                             615,935          571,705
      Deferred income taxes                          (372,000)        (251,527)
   Changes in:
      Accounts payable and accrued
         expenses                                    (199,006)        (447,290)
      Other                                            (5,661)        (120,811)
                                                  -----------      -----------

         Net cash provided by operating
         activities                                 9,980,181        7,393,637
                                                  -----------      -----------

Cash Flows from Investing Activities:
   Loans originated                               (82,854,537)     (97,635,958)
   Loans purchased                                (10,572,718)      (9,551,012)
   Loans repaid                                    72,409,894       92,726,184
   Capital expenditures                              (599,273)        (302,618)

         Net cash used in investing activities    (21,616,634)     (14,763,404)
                                                  -----------      -----------

Cash Flows from Financing Activities:
   Net borrowing under lines of credit                 55,334        1,796,082
   Proceeds from borrowings                        38,369,943       29,389,590
   Repayment of borrowings                        (27,269,020)     (23,732,143)
   Dividends paid                                    (402,696)        (334,151)
                                                  -----------      -----------

         Net cash provided by
            financing activities                   10,753,561        7,119,378
                                                  -----------      -----------

Net Decrease in Cash                                 (882,892)        (250,389)

Cash, Beginning of Period                           2,078,178        2,039,109
                                                  -----------      -----------

Cash, End of Period                               $ 1,195,286      $ 1,788,720
                                                  ===========      ===========

Additional Cash Flow Information:
   Interest paid                                  $ 5,076,527      $ 4,385,827
   Income taxes paid                              $ 1,870,988      $ 2,100,933


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2005 and March 31, 2004
                                   (Unaudited)

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

         Information with respect to March 31, 2005 and 2004, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations of the Company. The results of operations for the three months and six months ended March 31, 2005 and 2004 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet and retained earnings statement as of September 30, 2004 has been derived from the Company's audited consolidated balance sheet and retained earnings statement.

NOTE 2:  NET INCOME PER SHARE

         Net income per share is computed based upon the weighted-average common shares outstanding of 17,136 during each period. There are no potentially dilutive securities issued and outstanding.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management's intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our post effective amendment to registration statement on Form S-1, as amended (No. 333-103293) filed with the Securities and Exchange Commission ("SEC") on December 17, 2004. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements keep these risk factors in mind. These forward-looking statements are made as of the date of this filing. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

         Our finance receivables are effectively unsecured with fixed interest rates and typically have a maturity of less than 48 months. During the first six months of fiscal 2005, the size of our average finance receivable at origination was approximately $3,345. A large portion of our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

         Further improvement of our profitability is dependent in large part upon the growth in our outstanding finance receivables, the maintenance of loan quality, acceptable levels of borrowing costs and operating expenses and the ongoing introduction of innovative new products and services to our customer base. Since September 30, 1999, finance receivables have increased at a 13.0% annual compounded rate from $107.9 million to $198.4 million at September 30, 2004. The aggregate finance receivable increase of 8.1% for fiscal year 2005 is attributable in part to the presence of third party marketing agreements entered into in October 2003 with companies that market and sell products over the Internet to military service members. These agreements have expanded our ability to help additional military customers who need financing to effectuate Internet purchases as well as other needs. We plan to continue to pursue innovative and efficient methods to distribute our loans, including looking for opportunities to expand the Internet portion of our business and adding new retail offices as we evaluate new military markets and possible products.

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

Finance Receivables

         Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the ends of the periods presented:

                                    As of, and For the Six        As of, and For the
                                         Months Ended                 Year Ended
                                           March 31,                 September 30,
                                  ---------------------------------------------
                                         2005          2004              2004
                                  ---------------------------------------------
                              (dollars in thousands, except for average note balance)
Finance Receivables:
   Finance receivables balance        $ 214,550     $ 176,222        $ 198,407
   Average note balance               $   2,440     $   2,230        $   2,403
   Total finance income               $  30,318     $  26,239        $  54,059
   Total number of notes                 87,927        79,009           82,565

Direct Loans:
   Finance receivables balance        $ 191,207     $ 155,703        $ 176,691
   Percent of finance receivables         89.12%        88.36%           89.05%
   Average note balance               $   2,495     $   2,250        $   2,446
   Number of notes                       76,647        69,194           72,242

Retail Installment Contracts:
   Finance receivables balance        $  23,343     $  20,519        $  21,716
   Percent of finance receivables         10.88%        11.64%           10.95%
   Average note balance               $   2,069     $   2,091        $   2,104
   Number of notes                       11,280         9,815           10,323


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

                                          As of, and For the Three          As of, and For the Six
                                                Months Ended                     Months Ended
                                                 March 31,                         March 31,
                                         ----------------------------     -------------------------
                                             2005          2004                2005          2004
                                         ----------------------------     -------------------------
                                            (dollars in thousands)         (dollars in thousands)

Finance receivables balance                  $ 214,550     $ 176,222      $ 214,550     $ 176,222

Average finance receivables (1)              $ 214,270     $ 173,962      $ 211,593     $ 172,527

Average interest bearing liabilities (1)     $ 168,687     $ 138,000      $ 168,820     $ 137,483

Total finance income                         $  14,924     $  12,964      $  30,318     $  26,239

Total interest expense                       $   2,651     $   2,231      $   5,188     $   4,435

-----------------------------------------
   (1) Averages are computed using month-end balances.

Results of Operations

         Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

         Finance Receivables. Our aggregate finance receivables decreased 0.9% during the second quarter of fiscal 2005 to $214.6 million on March 31, 2005 from $216.5 million on December 31, 2004 compared to a 0.6% increase during the second quarter of fiscal 2004 to $176.2 million on March 31, 2004 from $175.2 million on December 31, 2003. The second quarter is typically the lowest period for loan originations and generally results in a decline in our finance receivables attributable in part to the cyclical drop in demand for new loans and a higher number of payoffs due to customers who use tax refunds to pay off our loans. The increase in last year's second quarter was due primarily to increases in loan originations from the third party Internet relationships which were entered into during first fiscal quarter of 2004.

         Total Revenues. Total revenues in the second quarter of fiscal 2005 increased to $11.3 million from $10.2 million in the second quarter of fiscal 2004, an increase of $1.1 million or 10.8%. This increase was primarily due to an increase in average finance receivables to $214.6 million in the second quarter of fiscal 2005 from $176.2 million in the second quarter fiscal 2004, an increase of 21.7%.

         Provision for Credit Losses. The provision for credit losses in the second quarter of fiscal 2005 increased to $2.5 million from $2.1 million in the second quarter of fiscal 2004, an increase of $.4 million or 19%. Net charge-offs of finance receivables in the second quarter of fiscal 2005 increased to $2.5 million from $1.9 million in the second quarter of fiscal 2004, an increase of $.6 million or 31.6%. Net charge-offs as a percentage of average finance receivables for the second quarter of fiscal 2005 increased to 4.7% from 4.4% for the second quarter of fiscal 2004. These changes reflect the increase in our average finance receivables for the three months ended March 31, 2005 compared to the same period in 2004. Allowance for credit losses at March 31, 2005 remained constant at $12.2 million from December 31, 2004 and as a percentage of average finance receivables, remained constant at 5.7%. See also "--Credit Loss Experience and Provision for Credit Losses."

         Interest Expense. Interest expense in the second quarter of fiscal 2005 increased to $2.7 million from $2.2 million in the second quarter of fiscal 2004, an increase of $.5 million or 22.7%. Our average interest bearing liabilities for the three months ended March 31, 2005 increased by $31 million or 22.5% compared to the three months ended March 31, 2004. The weighted average interest rate declined to 6.1% in the second quarter of fiscal 2005 from 6.5% in the second quarter of fiscal 2004.

         Operating Expense. Operating expenses in the second quarter of fiscal 2005 increased to $8.7 million from $8.4 million in the second quarter of fiscal 2004, an increase of $.3 million or 3.6%. This increase arose from professional fees for ongoing business matters that occur in the normal course of business.

          Net Income. Income before taxes in the second quarter of fiscal 2005 was $2.6 million and net income was $1.7 million compared to income before taxes of $1.8 million and net income of $1.1 million during the second quarter of fiscal 2004.

         Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

         Finance Receivables. Our aggregate finance receivables increased 8.2% during the first six months of fiscal 2005 to $214.6 million from $198.4 million on September 30, 2004, compared to a 6.2% increase during the first six months of fiscal 2004 to $176.2 million from $165.9 million on September 30, 2003. This increase was due primarily to increases in finance receivables from the Internet, which grew by more than $14.7 million or 17.5%. The Internet is a lower-cost method of loan origination and proceed distribution, and we plan to continue to increase this distribution channel in the future.

         Total Revenues. Total revenues for the six months of fiscal 2005 increased to $33.6 million from $29.6 million for the first six months for fiscal 2004, an increase of $4 million or 13.5 %. This increase was primarily due to the increase in average finance receivables to $214.6 million in fiscal 2005 from $198.4 million in fiscal 2004, an increase of 8.2%.

         Provision for Credit Losses. The provision for credit losses in the first six months of fiscal 2005 increased to $5.8 million from $4.8 million in the first six months of fiscal 2004, an increase of $1 million or 21%. Net charge-offs of finance receivables in the first six months of fiscal 2005 increased to $4.9 million from $4.1 million in the first six months of fiscal 2004, an increase of $.8 million or 19.5%. Our allowance for credit losses at March 31, 2005 increased to $12.2 million from $9.9 million at March 31, 2004, an increase of $2.3 million, or 23%. These increases reflect the increase in our average finance receivables portfolio and average delinquency balance 60 days or more past due of approximately .5% for the six months ended March 31, 2005 compared to the six months ended March 31, 2004, as well as our concern regarding uncertainty surrounding the Middle-East hostilities.

         Interest Expense. Interest expense in the first six months of fiscal 2005 increased to $5.2 million from $4.4 million in the first six months of fiscal 2004, an increase of $.8 million or 18.2%. This is the result of an increase of $32 million in our average interest bearing liabilities for the six months ended March 31,2005 or 23.3% compared to the six months ended March 31, 2004. The weighted average interest rate declined to 6.1% in the first six months of fiscal 2005 from 6.5% in the first six months of fiscal 2004.

         Operating Expense. Operating expenses in the first six months of fiscal 2005 increased to $17.1 million from $16.6 in the first six months of fiscal 2004 an increase of $.5 million or 3%. This increase was primarily due to employment costs, as a result of building infrastructure in the retail network and renewed efforts to create a technology solution by integrating lending, point of sale, and customer relationship management systems to enhance efficiencies in the future.

          Net Income. Income before taxes in the first six months of fiscal 2005 was $5.5 million and net income was $3.6 million compared to income before taxes of $3.8 million and net income of $2.4 million during the first six months of fiscal 2004.


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

        The following sets forth our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables as of the ends of the periods presented:


                                              As of the Six Months Ended         As of
                                                       March 31,             September 30,
                                                   2005          2004            2004
                                              --------------------------------------------
                                                        (dollars in thousands)
Finance receivables balances                    $ 214,550     $ 176,222      $ 198,407

Finance receivables balances 60 days
   or more past due                               $ 6,462       $ 4,388        $ 5,863

Finance receivables balances 60 days
   or more past due as a percent of
   finance receivables                               3.01%         2.49%          2.96%


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

         The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans as of the ends of the periods presented:


                                      As of, and For the Three       As of, and For the Six
                                            Months Ended                  Months Ended
                                              March 31,                     March 31,
                                      -----------------------------------------------------
                                         2005        2004             2005         2004
                                      -----------------------------------------------------
                                                    (dollars in thousands)
Direct Loans:
   Loans charged-off                  $   2,965    $  2,223          $   5,679    $   4,707
   Less recoveries                          425         312                784          559
                                      -----------------------------------------------------
   Net charge-offs                    $   2,540    $  1,911          $   4,895    $   4,148
                                      =====================================================

Average monthly balance of
   outstanding (1)                    $ 191,414    $154,769          $ 189,235    $ 153,552
Percentage of net charge-offs
   to average monthly balance
   outstanding (2)                         5.31%       4.94%              5.17%        5.40%

---------------------------------------------
      (1) Averages are computed using month-end balances.
      (2) March 31, 2005 and 2004 are annualized for comparison purpose.

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

         The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the ends of the periods presented:


                                             As of, and For the Three       As of, and For the Six
                                                  Months Ended                  Months Ended
                                                    March 31,                     March 31,
                                             -----------------------------------------------------
                                                2005          2004            2005        2004
                                             -----------------------------------------------------
                                                              (dollars in thousands)
Retail Installment Contracts:
   Contracts charged-off                     $      2       $    6         $    6        $    24
   Less recoveries                                 12           22             27             39
                                             -----------------------------------------------------
   Net charge-offs (recoveries)              $    (10)      $  (16)        $  (21)       $   (15)
                                             =====================================================

Average monthly balance of
   outstanding (1)                           $ 22,826      $ 19,193        $22,358       $ 18,975
Percentage of net charge-offs to average
   monthly balance outstanding (2)              -0.18%        -0.33%         -0.19%         -0.16%

---------------------------------------------
      (1) Averages are computed using month-end balances.
      (2) March 31, 2005 and 2004 are annualized for comparison purpose.

         The following table presents our allowance for credit losses on finance receivables as of the ends of the periods presented:

                                             As of, and For the Three       As of, and For the Six
                                                   Months Ended                  Months Ended
                                                     March 31,                     March 31,
                                            -------------------------------------------------------
                                                2005          2004           2005           2004
                                            -------------------------------------------------------
                                                            (dollars in thousands)

Average finance receivables (1)             $ 214,270     $ 173,962      $ 211,593      $ 172,527
Provision for credit losses                 $   2,530     $   2,135      $   5,834      $   4,823
Net charge-offs                             $   2,530     $   1,895      $   4,874      $   4,133
Net charge-offs as a percentage of
   average finance receivables (2)               4.72%         4.36%          4.61%          4.79%
Allowance for credit losses                 $  12,201     $   9,911      $  12,201      $   9,911
Allowance as a percentage of average
   finance receivables                           5.69%         5.70%          5.77%          5.74%

---------------------------------------------
      (1) Averages are computed using month-end balances.
      (2) March 31, 2005 and 2004 are annualized for comparison purpose.

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

         The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the ends of the periods presented:


                                 As of, and For the Three         As of, and For the Six
                                       Months Ended                    Months Ended,
                                         March 31,                       March 31,
                                 -------------------------------------------------------
                                   2005           2004            2005           2004
                                 -------------------------------------------------------
                                                   (dollars in thousands)

Balance, beginning of period     $ 12,201        $ 9,671        $ 11,241        $ 9,221
                                 -------------------------------------------------------
Charge-offs:
   Loans charged-off               (2,967)        (2,229)         (5,685)        (4,731)
   Recoveries                         437            334             811            598
                                 -------------------------------------------------------
Net charge-offs                    (2,530)        (1,895)         (4,874)        (4,133)
Provision for credit losses         2,530          2,135           5,834          4,823
                                 -------------------------------------------------------
Balance, end of period           $ 12,201        $ 9,911        $ 12,201        $ 9,911
                                 =======================================================

Loan Origination

         Our loan origination is an important factor in determining our future revenues. While loan originations slowed slightly in the second quarter ended March 31, 2005 overall for the first six months of fiscal 2005 loan originations increased to $133.1 million from $107.2 million for the first six months of fiscal year 2004, an increase of $25.9 million or 24.2%. See " Results of Operations - Three Months Ended March 31, 2005 Compared to the Three Months ended March 31, 2004 - Finance Receivables." The record volume in the first six months of fiscal 2005 was achieved through the expansion of our Internet distribution channel, partly through marketing agreements (primarily with one third party), which we entered into in the first quarter of fiscal year 2004. These third party vendors market products via the Internet to military service members. These marketing efforts represent $22.3 million or 85.9% of the $25.9 million increase in loan originations. See our annual report on Form 10-K; Item 1, "Business- Lending Activities."

         The following table sets forth our overall loan originations and lending activities by direct loans and retail installment contracts as of the ends of the periods presented:


                                            As of, and For the Three            As of, and For the Six
                                                  Months Ended                       Months Ended
                                                   March 31,                           March 31,
                                           ------------------------------------------------------------
                                              2005           2004                 2005          2004
                                           ------------------------------------------------------------
                                             (dollars in thousands, except for average note amounts)
Total Loan Origination:
   Gross balance                            $ 52,306       $ 46,041            $ 133,120     $ 107,187
   Number of finance receivable notes         15,387         14,052               39,793        33,144
   Average note amount                      $  3,399       $  3,276            $   3,345     $   3,234

Direct Loans:
   Gross balance                            $ 46,158       $ 40,298            $ 121,601     $  97,636
   Number of finance receivable notes         13,362         11,927               35,912        29,840
   Average note amount                      $  3,454       $  3,379            $   3,386     $   3,272

Retail Installment Contracts:
   Gross balance                            $  6,148       $  5,743            $  11,519     $   9,551
   Number of finance receivable notes          2,025          2,125                3,881         3,304
   Average note amount                      $  3,036       $  2,703            $   2,968     $   2,891


         In June 2004, we began an initiative to replace our legacy loan processing system with a purchased software solution, which will provide the organization with continued improvements in its loan origination, servicing and collection processes. This new system is scheduled for launch in fiscal 2005.

Liquidity and Capital Resources

         A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Investing activities are our principal use of cash, which is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference, if any, between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments. Cash used in investing activities in the first six months of fiscal 2005 was approximately $21.6 million, which was funded from $10 million of cash from operating activities and $10.8 million from financing activities. Cash used in investing activities in the first six months of fiscal 2004 was approximately $14.8 million, which were funded from $7.4 million of cash from operating activities and $7.1 million from financing activities.

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

         On or before March 31st of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of March 31, 2005, all banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in the fundings up to an aggregate of $200 million, with an additional $50 million becoming available April 1,2005.

         Senior Indebtedness-Bank Debt. Our senior lending agreement is an uncommitted facility, which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of March 31, 2005, we could request up to $22.2 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of March 31, 2005, we were in material compliance with all loan covenants.

         Senior Indebtedness-Parent Debt. We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2%. At March 31, 2005, there was $1.6 million outstanding under this credit facility with an interest rate of 7.75%.

         Senior Indebtedness Table. As of March 31, 2005 and 2004, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of the following amounts for the ends of the periods presented:

                                                     As of March 31,              As of September 30,
                                           ----------------    ---------------    -------------------
                                                  2005               2004                2004
                                           ----------------    ---------------    -------------------
                                                           (dollars in thousands)
Revolving Credit Line (1):
   Total facility                                $  36,695          $  34,923         $    36,363
   Balance at end of period                      $  15,609          $  14,445         $    15,234
   Maximum available credit (3)                  $  21,086          $  20,478         $    21,129

Term Notes (2)
   Total facility                                $ 167,000          $ 154,233         $   167,000
   Balance at end of period                      $ 133,813          $ 104,977         $   121,912
   Maximum available credit (3)                  $  33,187          $  49,256         $    45,088

Total Revolving and Term Notes (1) (2):
   Total facility                                $ 203,695          $ 189,156         $   203,363
   Balance at end of period                      $ 149,422          $ 119,422         $   137,146
   Maximum available credit (3)                  $  54,273          $  69,734         $    66,217
   Credit facility available (4)                 $  22,217          $  21,555         $    21,579
   Percent utilization of the total facility         73.36%             63.13%              67.44%

-------------------------------------------
(1)    Includes revolving credit line from our parent.
(2)    Includes 48-month amortizing term notes.
(3)    Maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%.
(4)    Credit facility available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%.

         Outstanding Investment Notes. We also fund our liquidity needs through the sale of unsecured investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of March 31, 2005, we had issued approximately $23.0 million of these investment notes at a weighted average interest rate of 9.2%.

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

ITEM 4.  Controls and Procedures

         The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this report (evaluation date), and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the evaluation date. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Company recently became aware that the Florida Attorney General was planning to file a lawsuit against a subsidiary of the Company accusing it of violating Florida lending laws and requiring it to comply with such laws in connection with 216 loans that were made by a subsidiary of the Company during the period December 2001 to March 2003. The Company has relied upon the case of Pioneer Military Lending v. Manning, 2 F.3d 280 (8th Cir. 1993), the Eighth Circuit Court of Appeals held that the Commerce Clause of the U.S. Constitution prevents the lending laws of the state in which a non-resident military borrower is stationed from regulating such loan transactions. In the eleven years since the Manning decision, more than 25 states have accepted the rationale in that decision and allowed the Company to utilize the aforementioned business model without local state regulation. While not obligated to do so, the Company has been cooperating fully with an inquiry conducted during the past two years by the Florida Attorney General regarding the loans made from the Company's subsidiary in Georgia to non-resident U.S. military personnel stationed in Florida. In March 2005 the Company's subsidiary received another subpoena from the Attorney General's Office, that the Company interpreted as indicating that the Florida Attorney General was planning to file a lawsuit. The Company believes it cannot continue to meet the borrowing needs of U.S. military personnel if it is required to comply with the lending laws of each of the significant number of states that have military installations. On April 29, 2005, Pioneer Military Lending of Georgia, Inc., a Georgia corporation and wholly-owned subsidiary of the Company, filed a Complaint for Declaratory Judgment, Injunctive Relief and Damages against Charlie Crist, the Attorney General of Florida, in the United States District Court for the Northern District of Florida. The complaint seeks a determination that, among other things, the Company and its affiliates are not subject to Florida lending laws and licensing requirements. See "Risk Factors- We are subject to many laws and governmental regulations and any changes in these laws and regulations may materially adversely affect its financial condition and business operations."

         The Company is also currently involved in various litigation matters in the ordinary course of business. Other than as described above, the Company is not currently involved in any litigation or other proceeding that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations and cash flows.

ITEM 2.  Changes in Securities and Use of Proceeds

         On May 13, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-103293), effective. On January 13, 2004 the Securities and Exchange Commission declared our post effective amendment number 1 as filed on Form S-1 (File No. 333-103293), effective. On February 10, 2005, the Securities and Exchange Commission declared our post effective amendment number 2 as filed on From S-2 (File No. 333-103293), effective. Pursuant to the registration statement, and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $25,000,000 on a continuous basis with an expected termination of January 31, 2007 unless terminated earlier at our discretion. We commenced the offering of these investment notes on May 20, 2003. We are currently offering the notes through our officers and employees directly without an underwriter or agent. From May 20, 2003 to March 31, 2005, we sold 352 notes in an approximate aggregate principal amount of $7,668,000. For the quarter ended March 31, 2005, we sold 57 notes in the approximate aggregate principal amount of $1,581,000. Costs incurred in connection with the preparation of the initial registration statement on Form S-1 were approximately $315,000. Our expenses incurred in connection with the issuance and distribution of the investment notes from the date our registration statement became effective, May 13, 2003, through March 31, 2005 were approximately $437,000. Expenses incurred in the second quarter of fiscal 2005 were approximately $25,000. Net proceeds from the offering through March 31, 2005, were approximately $6,916,000.

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

PIONEER FINANCIAL SERVICES, INC.


Name                            Title                               Date
----                            -----                               ----

/s/ William D. Sullivan     Chief Executive Officer             May 13, 2005
------------------------    and Sole Director
William D. Sullivan        (Principal Executive Officer)


/s/ Randall J. Opliger      Chief Financial Officer,            May 13, 2005
------------------------    Treasurer and Secretary
Randall J. Opliger         (Principal Financial Officer
                            and Principal Accounting Officer)