Form 10-Q
period 2005-06-30
PIONEER FINANCIAL SERVICES INC
filed 2005-08-12
CIK 1216752

Prospectus Supplement Dated August 12, 2005                 Filed Pursuant to
Rule 424 (b) (3)
to Prospectus Dated  February 10, 2005 of
Pioneer Financial Services, Inc.                Registration Number 333-103293
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT  TO  SECTION  13 OR  15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

                        For the period ended:     June 30, 2005

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

              Class                         Outstanding as of June 30, 2005
              -----                         -------------------------------
   Common Stock, $100 par value                       17,136 shares

                        PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-Q
                                  June 30, 2005

                                TABLE OF CONTENTS



                                     PART I
                              FINANCIAL INFORMATION
Item No.                                                                  Page

1. Consolidated Financial Statements.........................................3
   Consolidated Balance Sheets at June 30, 2005 and September 30, 2004.......3
   Consolidated Statements of Income for the three months ended and nine months ended June 30, 2005 and 2004.......................................4
   Consolidated Statements of Retained Earnings for the nine months ended June
   30, 2005 and year ended September 30, 2004................................5
   Consolidated Statements of Cash Flows for the nine months ended June 30,
   2005 and 2004.............................................................6
   Condensed Notes to Consolidated Financial Statements......................7
2. Management's Discussion and Analysis of Financial Condition and Results of
   Operations................................................................8
3. Quantitative and Qualitative Disclosures About Market Risk...............17
4. Controls and Procedures..................................................17


                                     PART II
                                OTHER INFORMATION

1.    Legal Proceedings.....................................................17
2.    Changes in Securities and Use of Proceeds.............................18
3.    Defaults upon Senior Securities.......................................18
4.    Submission of Matters to a Vote of Security Holders...................18
5.    Other Information.....................................................18
6.    Exhibits .............................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements


                        PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                           June 30,            September 30,
                                             2005                  2004
                                       ------------------    ------------------
                                         (unaudited)
Cash and cash equivalents              $       1,682,585     $       2,078,178
Other investments                              2,056,875             2,055,923

Finance receivables:
   Direct receivables                        208,082,722           176,691,292
   Retail installment contracts               23,134,011            21,715,543
                                       ------------------    ------------------
Finance receivables before allowance
    for credit losses                        231,216,733           198,406,835
   Allowance for credit losses               (13,040,868)          (11,240,868)
                                       ------------------    ------------------
Net finance receivables                      218,175,865           187,165,967

Furniture and equipment, net                   1,920,841             1,539,838
Unamortized computer software                    944,250             1,225,146
Deferred income taxes                          4,358,100             3,692,100
Prepaid and other assets                         350,925               514,801
                                       ------------------    ------------------

Total assets                           $     229,489,441     $     198,271,953
                                       ==================    ==================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                            June 30,           September 30,
                                              2005                  2004
                                       ------------------    ------------------
                                          (unaudited)
Revolving credit line - banks          $      15,371,000     $      12,620,000
Revolving credit line - affiliate              2,095,685             2,613,823
Accounts payable                               1,066,079             2,012,486
Accrued expenses and other liabilities        11,027,673             9,997,410
Amortizing term notes                        145,972,831           121,912,164
Investment notes                              23,449,308            23,222,252
                                       ------------------    ------------------

Total liabilities                      $     198,982,576     $     172,378,135
                                       ------------------    ------------------

Stockholder's equity:
Common stock, $100 par value; authorized
   20,000 shares; issued and outstanding
   17,136 shares                               1,713,600             1,713,600
Retained earnings                             28,793,265            24,180,218
                                       ------------------    ------------------

Total stockholder's equity                    30,506,865            25,893,818
                                       ------------------    ------------------

Total liabilities and stockholder's
  equity                               $     229,489,441     $     198,271,953
                                       ==================    ==================


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                   Three Months Ended                       Nine Months Ended
                                       June 30,                                June 30,
                            -----------------------------------    ----------------------------------
                                 2005               2004                2005               2004
                            ---------------    ----------------    ---------------    ---------------
Revenue
   Finance income             $ 15,770,631        $ 14,047,746       $ 46,088,835       $ 40,286,529
   Insurance premiums
      and commissions            1,261,732           1,252,583          3,859,906          3,837,116
   Other income, fees
      and commissions              257,487             489,851            962,034          1,299,819
                            ---------------    ----------------    ---------------    ---------------
Total revenue                   17,289,850          15,790,180         50,910,775         45,423,464

Provision for credit losses      3,497,472           2,972,637          9,331,585          7,796,129
Interest expense                 2,726,819           2,250,280          7,914,567          6,685,031
                            ---------------    ----------------    ---------------    ---------------

Net revenue                     11,065,559          10,567,263         33,664,623         30,942,304

Operating expenses
   Employee costs                5,268,644           5,603,150         16,259,260         16,761,621
   Facilities                    1,360,627           1,148,685          4,072,720          3,601,830
   Marketing                       633,437             591,706          1,649,259          1,886,026
   Professional fees and other   1,169,544             900,111          3,517,640          2,561,648
                            ---------------    ----------------    ---------------    ---------------

Total operating expenses         8,432,252           8,243,652         25,498,879         24,811,125


Income before income taxes       2,633,307           2,323,611          8,165,744          6,131,179
Provision for income taxes         896,000             870,853          2,850,000          2,262,000
                            ---------------    ----------------    ---------------    ---------------

Net income                     $ 1,737,307         $ 1,452,758        $ 5,315,744        $ 3,869,179
                            ===============    ================    ===============    ===============

Net income per share, basic
   and diluted                 $    101.38         $     84.78        $    310.21        $    225.79
                            ===============    ================    ===============    ===============


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                         Nine Months Ended          Year Ended
                                              June 30,            September 30,
                                         ------------------------------------
                                                2005              2004
                                         ------------------------------------
                                             (unaudited)
Retained earnings, beginning of period        $ 24,180,218      $ 19,042,480

Net income                                       5,315,744         5,987,855

Dividends paid ($41.01 and $49.61 per
  share)                                          (702,697)         (850,117)
                                         ------------------   ---------------

Retained earnings, end of period              $ 28,793,265      $ 24,180,218
                                         ==================   ===============



            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                             Nine Months Ended June 30,
                                              2005                 2004
                                       ------------------    -----------------

Cash Flows from Operating Activities:
   Net income                                $ 5,315,744          $ 3,869,179
   Items not requiring (providing) cash:
      Provision for credit losses on
         finance receivables                   9,331,585            7,796,129
      Depreciation and amortization              755,616              502,152
      Compounded interest added to
         investment notes                      1,041,985              924,839
      Deferred income taxes                     (666,000)            (494,800)
   Changes in:
      Accounts payable and accrued
         expenses                                341,635              219,692
      Other                                      163,876              (97,866)
                                       ------------------    -----------------

         Net cash provided by operating
         activities                           16,284,441           12,719,325
                                       ------------------    -----------------

Cash Flows from Investing Activities:
   Loans originated                         (135,769,373)        (110,161,234)
   Loans purchased                           (15,386,091)         (14,536,503)
   Loans repaid                              110,813,981           96,081,062
   Capital expenditures                         (856,675)            (877,064)

         Net cash used in investing
                activities                   (41,198,158)         (29,493,739)
                                       ------------------    -----------------

Cash Flows from Financing Activities:
   Net borrowing under lines of credit         1,975,083            2,499,658
   Proceeds from borrowings                   65,300,534           50,110,421
   Repayment of borrowings                   (42,054,796)         (35,136,456)
   Dividends paid                               (702,697)            (550,066)
                                       ------------------    -----------------

         Net cash provided by
            financing activities              24,518,124           16,923,557
                                       ------------------    -----------------

Net Increase/(Decrease) in Cash                 (395,593)             149,143

Cash, Beginning of Period                      2,078,178            2,039,109
                                       ------------------    -----------------

Cash, End of Period                          $ 1,682,585          $ 2,188,252
                                       ==================    =================

Additional Cash Flow Information:
   Interest paid                             $ 7,750,837          $ 6,652,781
   Income taxes paid                         $ 3,073,805          $ 3,332,667


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2005 and June 30, 2004
                                   (Unaudited)

   NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Concentration

      Pioneer Financial Services, Inc., a Missouri corporation (the "Company"), is a specialized financial services company that originates and services consumer loans and provides other products and financial services exclusively to U.S. active duty or retired career military personnel or U.S. Department of Defense employees. The Company's revenues are primarily earned from the making of direct loans and the purchase of retail installment contracts. The Company also earns revenues from commissions from the sale of credit-related insurance placed with non-related insurance companies and from reinsurance premiums on credit accident and health insurance. Additionally, the Company sells non-loan related products and services, including roadside assistance programs and discount healthcare cards.

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

      Information with respect to June 30, 2005 and 2004, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations of the Company. The results of operations for the three months and nine months ended June 30, 2005 and 2004 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet and retained earnings statement as of September 30, 2004 has been derived from the Company's audited consolidated balance sheet and retained earnings statement.

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

Overview

      We originate and service consumer loans and provide other financial products and services on a worldwide basis, exclusively to active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We make direct loans to our customers through referrals from a network of retail sales offices and inquiries over the Internet. We also purchase retail installment sales contracts from retail merchants who sell consumer goods to active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We refer to these consumer loans and retail installment contracts as finance receivables.

      Our finance receivables are effectively unsecured with fixed interest rates and typically have a maturity of less than 48 months. During the first nine months of fiscal 2005, the size of our average finance receivable at origination was approximately $3,425. A large portion of our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

      Further improvement of our profitability is dependent in large part upon the growth in our outstanding finance receivables, the maintenance of loan quality, acceptable levels of borrowing costs and operating expenses and the ongoing introduction of innovative new products and services to our customer base. Since September 30, 1999, finance receivables have increased at a 13.0% annual compounded rate from $107.9 million to $198.4 million at September 30, 2004. The aggregate finance receivable increase of 16.5% for fiscal year 2005 is attributable in part to the presence of third party marketing agreements entered into in October 2003 with companies that market and sell products over the Internet to military service members. These agreements have expanded our ability to help additional military customers who need financing to effectuate Internet purchases as well as other needs. We plan to continue to pursue innovative and efficient methods to distribute our loans, including looking for opportunities to expand the Internet portion of our business and adding new retail offices as we evaluate new military markets and possible products.

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

Finance Receivables

      Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the ends of the periods presented:



                                   As of, and For the Nine   As of, and For the
                                        Months Ended             Year Ended
                                         June 30,               September 30,
                                   --------------------------------------------
                                      2005         2004            2004
                                   --------------------------------------------
                                          (dollars in thousands, except
                                            for average note balance)
Finance Receivables:

   Finance receivables balance       $ 231,217    $188,145       $198,407
   Average note balance              $   2,522    $  2,344        $ 2,403
   Total finance income              $  46,089    $ 40,287        $54,059
   Total number of notes                91,681      80,260         82,565

Direct Loans:
   Finance receivables balance       $ 208,083    $167,394       $176,691
   Percent of finance receivables        89.99%      88.97%         89.05%
   Average note balance              $   2,594    $  2,380       $  2,446
   Number of notes                      80,223      70,347         72,242

Retail Installment Contracts:
   Finance receivables balance       $  23,134    $ 20,751       $ 21,716
   Percent of finance receivables        10.01%      11.03%         10.95%
   Average note balance              $   2,019    $  2,093       $  2,104
   Number of notes                      11,458       9,913         10,323



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

      Unlike our interest income, our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our cost of funds. Our general inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in our cost of funds. Accordingly, increases in market interest rates generally will narrow our interest rate spread and lower our profitability, while decreases in market interest rates generally will widen our interest rate spread and increase our profitability. An increase in market interest rates may result in a reduction in our profitability and impair our ability to pay interest and principal on the investment notes. The following table presents important data relating to our net interest margin as of the ends of the periods presented:

                                     As of, and For the Three           As of, and For the Nine
                                          Months Ended                       Months Ended
                                             June 30,                        June 30,
                                  -----------------------------    ------------------------------
                                          2005        2004                2005        2004
                                  -----------------------------    ------------------------------
                                     (dollars in thousands)            (dollars in thousands)

Finance receivables balance              $ 231,217   $ 188,145       $ 231,217   $ 188,145

Average finance receivables (1)          $ 223,406   $ 183,662       $ 215,530   $ 176,239

Average interest bearing liabilities (1) $ 170,588   $ 146,337       $ 172,080   $ 140,434

Total finance income                     $  15,771   $  14,048       $  46,089   $  40,287

Total interest expense                   $   2,727   $   2,250       $   7,915   $   6,685

---------------------------------------
(1) Averages are computed using month-end balances.


Results of Operations

      Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

      Finance Receivables. Our aggregate finance receivables increased 7.8% during the third quarter of fiscal 2005 to $231.2 million on June 30, 2005 from $214.5 million on March 31, 2005 compared to a 6.8% increase during the third quarter of fiscal 2004 to $188.1 million on June 30, 2004 from $176.2 million on March 31, 2004. Increased loan originations in the third quarter of fiscal 2005 helped to contribute to the highest year to date gain of finance receivables in our company history. This increase was due primarily to increases in finance receivables from the Internet, which grew by approximately $15.5 million or 15.7% and a 50.0% increase in loan referrals from our retail locations during this period.

      Total Revenues. Total revenues in the third quarter of fiscal 2005 increased to $15.7 million from $14.0 million in the third quarter of fiscal 2004, an increase of $1.7 million or 12.3%. This increase was primarily due to an increase in average finance receivables to $231.2 million in the third quarter of fiscal 2005 from $188.1 million in the third quarter fiscal 2004, an increase of 22.9%.

      Provision for Credit Losses. The provision for credit losses in the third quarter of fiscal 2005 increased to $3.5 million from $3.0 million in the third quarter of fiscal 2004, an increase of $.5 million or 17.7%. Net charge-offs of finance receivables in the third quarter of fiscal 2005 increased to $3.0 million from $2.6 million in the third quarter of fiscal 2004, an increase of $.4 million or 15.4%. Net charge-offs as a percentage of average finance receivables for the third quarter of fiscal 2005 decreased to 5.3% from 5.5% for the third quarter of fiscal 2004. These changes reflect the increase in our average finance receivables for the three months ended June 30, 2005 compared to the same period in 2004. Allowance for credit losses at June 30, 2005 increased to $13.0 million compared to $12.2 million at March 31, 2005 and as a percentage of average finance receivables, remained constant at 5.8%. See also "--Credit Loss Experience and Provision for Credit Losses."

      Interest Expense. Interest expense in the third quarter of fiscal 2005 increased to $2.7 million from $2.3 million in the third quarter of fiscal 2004, an increase of $.4 million or 21.2%. Our average interest bearing liabilities for the three months ended June 30, 2005 increased by $24.3 million or 16.6% compared to the three months ended June 30, 2004. The weighted average interest rate declined to 6.1% in the third quarter of fiscal 2005 from 6.4% in the third quarter of fiscal 2004.

      Operating Expense. Operating expense in the third quarter of fiscal 2005 increased to $8.4 million from $8.2 million in the third quarter of fiscal 2004, an increase of $.2 million or 2.3%. This increase arose from professional fees for ongoing business matters that occur in the normal course of business.

       Net Income. Income before taxes in the third quarter of fiscal 2005 was $2.6 million and net income was $1.7 million compared to income before taxes of $2.3 million and net income of $1.5 million during the third quarter of fiscal 2004.

      Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30,
2004

      Finance Receivables. Our aggregate finance receivables increased 16.5% during the first nine months of fiscal 2005 to $231.2 million from $198.4 million on September 30, 2004, compared to a 13.4% increase during the first nine months of fiscal 2004 to $188.1 million from $165.9 million on September 30, 2003. This increase was due primarily to increases in finance receivables from the Internet, which grew by more than $28.3 million or 40.1%. Our continued efforts to increase this distribution channel along with the help of our third party internet providers is providing substantial growth opportunities for our finance receivables.

      Total Revenues. Total revenues for the nine months of fiscal 2005 increased to $50.9 million from $45.4 million for the first nine months of fiscal 2004, an increase of $5.5 million or 12.1 %. This increase was primarily due to the increase in average finance receivables to $215.5 million in fiscal 2005 from $176.2 million in fiscal 2004, an increase of 22.3%.

      Provision for Credit Losses. The provision for credit losses in the first nine months of fiscal 2005 increased to $9.3 million from $7.8 million in the first nine months of fiscal 2004, an increase of $1.5 million or 19.2%. Net charge-offs of finance receivables in the first nine months of fiscal 2005 increased to $8.7 million from $7.3 million in the first nine months of fiscal 2004, an increase of $1.4 million or 19.2%. Our allowance for credit losses at June 30, 2005 increased to $13.0 million from $10.7 million at June 30, 2004, an increase of $2.3 million, or 21.5%. These increases reflect the increase in our average finance receivables portfolio as well as our concern regarding uncertainty surrounding continued hostilities throughout the world effecting our Military.

      Interest Expense. Interest expense in the first nine months of fiscal 2005 increased to $7.9 million from $6.7 million in the first nine months of fiscal 2004, an increase of $1.2 million or 18.4%. This is the result of an increase of $31.7 million in our average interest bearing liabilities for the nine months ended June 30, 2005 or 22.5% compared to the nine months ended June 30, 2004 and multiple rate increases by the Federal Reserve throughout fiscal 2005. The weighted average interest rate declined to 6.1% in the first nine months of fiscal 2005 from 6.4% in the first nine months of fiscal 2004.

      Operating Expense. Operating expenses in the first nine months of fiscal 2005 increased to $25.5 million from $24.8 in the first nine months of fiscal 2004 an increase of $.7 million or 2.8%. This increase was primarily due to professional fees, as a result of building infrastructure in the retail network and renewed efforts to create a technology solution by integrating lending, point of sale, and customer relationship management systems to enhance efficiencies in the future.

       Net Income. Income before taxes in the first nine months of fiscal 2005 was $8.2 million and net income was $5.3 million compared to income before taxes of $6.1 million and net income of $3.9 million during the first nine months of fiscal 2004.


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

      The following sets forth our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables as of the ends of the periods presented:

                                                As of the Nine Months Ended           As of
                                                          June 30,                September 30,
                                                 2005               2004              2004
                                          ----------------- ------------------ -----------------
                                                           (dollars in thousands)

Finance receivables balances              $     231,217     $     188,145      $    198,407

Finance receivables balances 60 days or
more past due                             $       7,691     $       5,506      $      5,863

Finance receivables balances 60 days or
more past due as a percent of finance
receivables                                        3.33%             2.93%             2.96%


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

      The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans as of the ends of the periods presented:

                                       As of, and For the Three            As of, and For the Nine
                                             Months Ended                        Months Ended
                                               June 30,                            June 30,
                                   ----------------------------------------------------------------------
                                        2005              2004              2005              2004
                                   ----------------------------------------------------------------------
                                                          (dollars in thousands)
Direct Loans:
Loans charged-off                  $      3,036     $      2,600      $      8,714      $      7,307
Less recoveries                             362              350             1,146               909
                                   ---------------- ----------------- ----------------- -----------------
Net charge-offs                    $      2,674     $      2,250      $      7,568      $      6,398
                                   ================ ================= ================= =================

Average monthly balance of
    outstanding (1)                $    200,298     $    162,906      $    192,922      $    156,670
Percentage of net charge-offs to
    average monthly balance
    outstanding (2)                        5.34%            5.52%             5.23%             5.44%

----------------------------------
(1) Averages are computed using month-end balances.
(2) June 30, 2005 and 2004 are annualized for comparison purpose.


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

      The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the ends of the periods presented:


                                       As of, and For the Three            As of, and For the Nine
                                             Months Ended                        Months Ended
                                               June 30,                            June 30,
                                   -------------------------------------------------------------------
                                        2005              2004              2005             2004
                                   -------------------------------------------------------------------
                                                          (dollars in thousands)
Retail Installment Contracts:
Contracts charged-off              $          6     $         2       $        12       $       26
Less recoveries                              22              19                48               58
                                   ---------------- ----------------- ----------------- --------------
Net charge-offs (recoveries)       $        (16)    $       (17)      $       (36)      $      (32)
                                   ================ ================= ================= ==============

Average monthly balance of
   outstanding (1)                 $     23,111     $    20,755       $    22,609       $   19,568
Percentage of net charge-offs to
   average monthly balance
   outstanding (2)                        -0.28%          -0.33%            -0.21%           -0.22%

----------------------------------
(1) Averages are computed using month-end balances.
(2) June 30, 2005 and 2004 are annualized for comparison purpose.

      The following table presents our allowance for credit losses on finance receivables as of the ends of the periods presented:


                                             As of, and For the Three      As of, and For the Nine
                                                   Months Ended                 Months Ended
                                                     June 30.                     June 30,
                                             --------------------------------------------------------
                                                 2005            2004           2005          2004
                                             --------------------------------------------------------
Average finance receivables (1)               $  223,406     $  183,662     $ 215,530      $ 176,239
Provision for credit losses                   $    3,497     $    2,973     $   9,332      $   7,796
Net charge-offs                               $    2,658     $    2,233     $   7,532      $   6,366
Net charge-offs as a percentage of
   average finance receivables (2)                  4.76%          4.86%         4.66%          4.82%
Allowance for credit losses                   $   13,041     $   10,651     $  13,041      $  10,651
Allowance as a percentage of average
   finance receivables                              5.84%          5.80%         6.05%          6.04%

-------------------------------
(1) Averages are computed using month-end balances.
(2) June 30, 2005 and 2004 are annualized for comparison purpose.

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

      The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the ends of the periods presented:

                                    As of, and For the Three            As of, and For the Nine
                                          Months Ended                       Months Ended,
                                            June 30,                           June 30,
                               ----------------------------------------------------------------------
                                     2005              2004             2005              2004
                               ----------------------------------------------------------------------
                                                      (dollars in thousands)
Balance, beginning of period   $     12,201      $      9,911      $     11,241     $     9,221
                               ----------------- ----------------- ---------------- -----------------
Charge-offs:
   Loans charged-off                 (3,041)           (2,602)           (8,726)         (7,333)
   Recoveries                           384               369             1,194             967
                               ----------------- ----------------- ---------------- -----------------
Net charge-offs                      (2,657)           (2,233)           (7,532)         (6,366)
Provision for credit losses           3,497             2,973             9,332           7,796
                               ----------------- ----------------- ---------------- -----------------
Balance, end of period         $     13,041      $     10,651      $     13,041     $    10,651
                               ================= ================= ================ =================

Loan Origination

      Our loan origination is an important factor in determining our future revenues. Loan originations increased for the first nine months of fiscal 2005 to $217.6 million from $173.9 million for the first nine months of fiscal year 2004, an increase of $43.7 million or 25.1%. See " Results of Operations - Three Months Ended June 30, 2005 Compared to the Three Months ended June 30, 2004 - Finance Receivables." The record volume in the first nine months of fiscal 2005 was achieved through increased expansion of our Internet distribution channel, partly through marketing agreements (primarily with one third party), which we entered into in the first quarter of fiscal year 2004. These marketing efforts helped contribute to a $25.9 million or 59.3% of the increase in loan originations. See our annual report on Form 10-K; Item 1, "Business- Lending Activities."

      The following table sets forth our overall loan originations and lending activities by direct loans and retail installment contracts as of the ends of the periods presented:

                                          As of, and For the Three            As of, and For the Nine
                                               Months Ended                        Months Ended
                                                  June30,                            June 30,
                                     ----------------------------------------------------------------------
                                           2005              2004             2005              2004
                                     ----------------------------------------------------------------------
                                            (dollars in thousands, except for average note amounts)
Total Loan Origination:
   Gross balance                     $      84,506     $     66,761      $     217,627    $   173,948
   Number of finance receivable             23,754           19,723             63,547         52,867
   notes
   Average note amount               $       3,558     $      3,385      $       3,425    $     3,290

Direct Loans:
   Gross balance                     $      79,245     $     61,775      $     200,846    $   159,411
   Number of finance receivable             21,920           18,095             57,832         47,935
   notes
   Average note amount               $       3,615     $      3,414      $       3,473    $     3,326

Retail Installment Contracts:
   Gross balance                     $       5,261     $      4,986      $      16,781    $    14,537
   Number of finance receivable              1,834            1,628              5,715          4,932
   notes
   Average note amount               $       2,869     $      3,063      $       2,936    $     2,947

      On July 1, 2005, we completed the replacement of our legacy loan processing system with a purchased software solution known as Daybreak. This major technology investment will provide the organization with continued improvements in its loan origination, servicing and collection processes. It also sets the foundation for more seamless interfaces with additional systems as needed in the future.

Liquidity and Capital Resources

      A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Investing activities are our principal use of cash, which is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference, if any, between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments. Cash used in investing activities in the first nine months of fiscal 2005 was approximately $41.2 million, which was funded from $16.3million of cash from operating activities and $24.5 million from financing activities. Cash used in investing activities in the first nine months of fiscal 2004 was approximately $29.5 million, which were funded from $12.7 million of cash from operating activities and $16.9 million from financing activities.

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

      On or before March 31st of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of June 30, 2005, all banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in the fundings up to an aggregate of $250 million.

      Senior Indebtedness-Bank Debt. Our senior lending agreement is an uncommitted facility, which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of June 30, 2005, we could request up to $21.5 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of June 30, 2005, we were in material compliance with all loan covenants.

      Senior Indebtedness-Parent Debt. We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2%. At June 30, 2005, there was $2.1 million outstanding under this credit facility with an interest rate of 8.25%.

      Senior Indebtedness Table. As of June 30, 2005 and 2004, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of the following amounts for the ends of the periods presented:


                                            As of June 30,            As of September 30,
                                      --------------------------------------------------
                                          2005           2004              2004
                                      --------------------------------------------------
                                                  (dollars in thousands)
Revolving Credit Line (1):
   Total facility                         $  47,034     $  36,146          $  36,363
   Balance at end of period               $  17,467     $  14,775          $  15,234
   Maximum available credit (3)           $  29,567     $  21,371          $  21,129

Term Notes (2):
   Total facility                         $ 207,000     $ 167,443          $ 167,000
   Balance at end of period               $ 145,973     $ 113,876          $ 121,912
   Maximum available credit (3)           $  61,027     $  53,567          $  45,088

Total Revolving and Term Notes (1)(2):
   Total facility                         $ 254,034     $ 203,589          $ 203,363
   Balance at end of period               $ 163,440     $ 128,651          $ 137,146
   Maximum available credit (3)           $  90,594     $  74,938          $  66,217
   Credit facility available (4)          $  21,534     $  21,865          $  21,579
   Percent utilization of the total           64.34%        63.19%             67.44%
      facility
--------------------------------------
(1) Includes revolving credit line from our parent.
(2) Includes 48-month amortizing tenn notes.
(3) Maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than
    80.0%.
(4) Credit facility available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Receivable Ratio of not more than
    80.0%.


      Outstanding Investment Notes. We also fund our liquidity needs through the sale of unsecured investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. In the history of the program, we have never called or defaulted on these notes and we do not anticipate doing so. As of June 30, 2005, we had issued approximately $23.4 million of these investment notes at a weighted average interest rate of 9.2%.

      The sale of these notes provides us with additional liquidity and capital resources. Issuing these notes increases our tangible net worth, which allows us to borrow larger amounts under our senior lending agreement. To finance growth in our finance receivables portfolio, we intend to borrow additional funds under our senior lending agreement from time to time as we sell additional notes.

Trends

      As we continue to assess and align our products to the increasingly competitive market of military lending, we continue to look for ways to remain the responsible alternative. The growth of the payday or "balloon loans" and significant increases in credit card costs or "revolving loans", suggest we fine-tune our disciplined, installment loan program. As a result, we intend to limit our secured lending to loans that are secured by real property and/or titled vehicles. The majority of our loans will continue to be unsecured and we will no longer accept other personal property as security for our secured loans.

      We anticipate this will have a slight decrease in insurance commission revenue as a result of this new focus, but our focus on helping military families eliminate the high cost of balloon and revolving loans should improve our loan originations and more than off set the commission decrease.


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


ITEM 4.  Controls and Procedures

      The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this report (evaluation date), and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

      The Company became aware last quarter that the Florida Attorney General was planning to file a lawsuit against a subsidiary of the Company accusing it of violating Florida lending laws and requiring it to comply with such laws in connection with 216 loans that were made by a subsidiary of the Company during the period December 2001 to March 2003. The Company has relied upon the case of Pioneer Military Lending v. Manning, 2 F.3d 280 (8th Cir. 1993), the Eighth Circuit Court of Appeals held that the Commerce Clause of the U.S. Constitution prevents the lending laws of the state in which a non-resident military borrower is stationed from regulating such loan transactions. In the eleven years since the Manning decision, more than 25 states have accepted the rationale in that decision and allowed the Company to utilize the aforementioned business model without local state regulation. While not obligated to do so, the Company has been cooperating fully with an inquiry conducted during the past two years by the Florida Attorney General regarding the loans made from the Company's subsidiary in Georgia to non-resident U.S. military personnel stationed in Florida. In March 2005 the Company's subsidiary received another subpoena from the Attorney General's Office, that the Company interpreted as indicating that the Florida Attorney General was planning to file a lawsuit. The Company believes it cannot continue to meet the borrowing needs of U.S. military personnel if it is required to comply with the lending laws of each of the significant number of states that have military installations. On April 29, 2005, Pioneer Military Lending of Georgia, Inc., a Georgia corporation and wholly-owned subsidiary of the Company, filed a Complaint for Declaratory Judgment, Injunctive Relief and Damages against Charlie Crist, the Attorney General of Florida, in the United States District Court for the Northern District of Florida. The complaint seeks a determination that, among other things, the Company and its affiliates are not subject to Florida lending laws and licensing requirements. See "Risk Factors- We are subject to many laws and governmental regulations and any changes in these laws and regulations may materially adversely affect its financial condition and business operations."

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

ITEM 2.  Changes in Securities and Use of Proceeds

      On May 13, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-103293), effective. On January 13, 2004 the Securities and Exchange Commission declared our post effective amendment number 1 as filed on Form S-1 (File No. 333-103293), effective. On February 10, 2005, the Securities and Exchange Commission declared our post effective amendment number 2 as filed on From S-2 (File No. 333-103293), effective. Pursuant to the registration statement, and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $25,000,000 on a continuous basis with an expected termination of January 31, 2007 unless terminated earlier at our discretion. We commenced the offering of these investment notes on May 20, 2003. We are currently offering the notes through our officers and employees directly without an underwriter or agent. From May 20, 2003 to June 30, 2005, we sold 424 notes in an approximate aggregate principal amount of $9,597,000. For the quarter ended June 30, 2005, we sold 72 notes in the approximate aggregate principal amount of $1,929,000. Costs incurred in connection with the preparation of the initial registration statement on Form S-1 were approximately $315,000. Our expenses incurred in connection with the issuance and distribution of the investment notes from the date our registration statement became effective, May 13, 2003, through June 30, 2005 were approximately $492,000. Expenses incurred in the third quarter of fiscal 2005 were approximately $55,000. Net proceeds from the offering through June 30, 2005, were approximately $6,916,000.

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

4.3 Form of Investment Note prior to November 1, 2002 (Incorporated by reference to Exhibit 4.3 of the Initial Registration Statement).
4.7 Form of Agreement between the Company and various banks named in Amended and Restated Senior Lending Agreement (Incorporated by reference to Exhibit 4.7 of the Initial Registration Statement).
4.9 Amended and Restated Senior Lending Agreement dated October 1, 2003 among the Company and various banks named therein (Incorporated by reference to Exhibit 4.9 of the Post Effective Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission dated December 12, 2003 (Commission No. 333-103293) ("Post Effective Amendment No.1").
4.10 Promissory Note dated October 1, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
            Exhibit 4.10 of the Post Effective Amendment No. 2)
4.11 Form of Rate Supplement (Incorporated by reference to Exhibit 4.11 of the Post Effective Amendment No. 2).
4.12 Form of IRA Application (Incorporated by reference to Exhibit 4.12 of the Post Effective Amendment No. 2).
4.13 Form of Offer to Purchase (Incorporated by reference to Exhibit 4.13 of the Post Effective Amendment No. 2).
10.1        Form of Readi-Loan Licensing Agreement (Incorporated by reference to
            Exhibit 10 of the Initial Registration Statement).
10.2 Office Building Lease dated January 31, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Initial Registration Statement).
10.3 Addendum to Office Building Lease between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.3 of the Initial Registration Statement).
10.4 First Amendment to Office Building Lease dated July 19, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Initial Registration Statement).
10.5 Employment Contract between the Company and Randall J. Opliger (Incorporated by reference to Exhibit 10.5 of the Initial Registration Statement).
10.6 Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Initial Registration Statement).
10.7 Transfer of Shares dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
10.8 Capital Contribution Agreement dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
10.9 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
            Exhibit 10.9 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
10.10 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
            Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
12 Statement regarding computation of ratios (Incorporated by reference to Exhibit 12 of Post Effective Amendment No. 2).
21 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Post Effective Amendment No. 1).
25 Statement of eligibility of trustee (Incorporated by reference to Exhibit 25 of the Amendment No. 1).
31.1        Certification of Chief Executive Officer pursuant to Rule 15d-15e.
31.2        Certification of Chief Financial Officer pursuant to Rule 15d-15e.
32.1        18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2        18 U.S.C. Section 1350 Certification of Chief Financial Officer.

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

PIONEER FINANCIAL SERVICES, INC.


Name                                    Title                      Date
----                                    -----                      ----

                              Chief Executive Officer           August 12, 2005
/s/ William D. Sullivan       and Sole Director
------------------------      (Principal Executive Officer)
William D. Sullivan



                              Chief Financial Officer,          August 12, 2005
/s/ Randall J. Opliger        Treasurer and Secretary
------------------------      (Principal Financial Officer
Randall J. Opliger            and Principal Accounting Officer)