Form 10-K
period 2005-09-30
PIONEER FINANCIAL SERVICES INC
filed 2005-12-22
CIK 1216752

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended: September 30, 2005

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

           Class                     Outstanding as of September 30, 2005
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

PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-K

                               September 30, 2005

                                TABLE OF CONTENTS


Item No.                                                            Page


                                     PART I

ITEM 1.    BUSINESS ..................................................1
ITEM 2.    PROPERTIES ................................................9
ITEM 3.    LEGAL PROCEEDINGS .........................................9

                                     PART II

ITEM 6.    SELECTED FINANCIAL DATA...................................10
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION .......................11
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK .....................................................23
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA... ...........24
ITEM 9A.   CONTROLS AND PROCEDURES ..................................29

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......30
ITEM 11.   EXECUTIVE COMPENSATION ...................................39
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT ...............................................40
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........40
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES ...................42

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES ..................43

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K for the fiscal year ended September 30, 2005 ("report") contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in the "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business" section of this report. If any of the events described in "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business" occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

ITEM  1.   BUSINESS

General

     We originate and service consumer loans, and provide other financial products and services on a worldwide basis, exclusively to active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We make direct loans to our customers through our network of retail sales offices and via the Internet. We also purchase retail installment contracts from retail merchants that sell consumer goods to active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense. However, we do seek to maintain a positive, supportive relationship with the military community. In fact, in July 2005, we were named one of only 15 organizations nationwide to earn the prestigious Secretary of Defense Employer Support Freedom Award, which recognizes companies that show "extraordinary support" for employees who serve in the National Guard Reserves. In addition, we were one of three non-Fortune 500 companies who earned the honor of being a top "military friendly employer" in the Veteran's Day edition of the G.I. Jobs magazine. We also champion various pieces of legislature in support of military families such as those that set a ceiling on interest rates that can be charged to military service members and those that oppose predatory lending practices. Through sponsorship and underwriting of U.S. military programs and educational efforts, we actively support initiatives aimed at improving the quality of life for U.S. military personnel and their families. Our operations and financial products are also designed to meet the needs of these military service personnel. We also offer credit life and credit accident and health insurance to our loan customers, to be purchased at their discretion. This insurance is issued by a non-affiliated insurance company. Furthermore, we sell roadside assistance packages and discount healthcare cards to our loan customers, to be purchased at their discretion. These products are issued by an non-affiliated third party.

     Generally, all managers and a majority of associates in our retail offices have earned a CCRR certification, Certified Credit Report Reviewer, by the Institute of Consumer Financial Education, a third party non-profit organization. In addition some of our managers have received, or are working towards becoming Accredited Financial Counselors "AFC" as designated by the Association for Financial Counseling and Planning Education, which is also a third party non-profit organization that is created to promote the education and training of professionals in financial management. Through this certification, an AFC is endorsed as a financial counselor who has certified skills to assist individuals and families through the process of financial decision making, while maintaining the highest ethical standards as written in the AFC Code of Ethics, and seeking up-to-date knowledge through continuing education in the fields of personal finance and financial counseling.

     Our lending subsidiaries originate and service direct consumer loans made to customers referred by our retail office network and our unaffiliated strategic partners. Some subsidiaries also purchase retail installment contracts generated by merchants when active duty or retired career U.S. military personnel or U.S. Department of Defense employees purchase consumer goods. As of September 30, 2005:

     o We have three full service lending subsidiaries strategically located throughout the United States. Our lending subsidiaries are responsible for all direct lending activity. They receive applications from customers, make all underwriting decisions, generate loan documents and necessary disclosures, prepare loan disbursements, maintain loan documentation and service outstanding direct loans. If a customer is approved for a loan, in addition to loan disclosures, he or she receives information regarding credit insurance. If the customer chooses to purchase this insurance, licensed insurance agent employees of the lending subsidiary sell this protection on behalf of an unaffiliated insurance company.

     o We have another lending subsidiary that also originates and services loans to customers primarily via the Internet. It also originates loans to customers referred by a German subsidiary. Our Internet lending capability allows customers to apply online via the Internet and receive loan proceeds electronically. If a customer is approved and accepts the loan offer, loan proceeds are generally deposited into the customer's bank account within 24 hours. This lending subsidiary also sells credit life insurance and credit accident and health insurance products over the Internet to customers who choose this option. The lending activities of this subsidiary have increased in the past year because we entered into third party marketing agreements in October 2003 with companies who market and sell products over the Internet to military service members. These agreements have expanded our ability to help additional military customers who need financing to effectuate Internet purchases as well as other needs. Either party may terminate these agreements after 30 days written notice.

     o We have another subsidiary that operates our retail network of 24 offices located in 14 states. Our retail network offices are located in close proximity to, but not on, U.S. military installations. They are typically located in retail strip shopping centers. We continually review our retail network to determine how to best deploy our resources and look for opportunities for expansion. Our locations were strategically selected based on several criteria including market size of military installation, convenience and growth and profitability opportunities. The retail network refers loans to our lending subsidiaries and sells various financial products and services, which are designed for military personnel to purchase at their option. These products include referrals for installment loans and mortgages, roadside assistance packages and discount healthcare cards. At no charge to our customers, our retail offices also provide credit bureau analysis, child fingerprinting cards, tax services discounts, video e-mail, military email.com, copying, fax, notary, voter registration and financial education courses. These courses include a program called Break the Debt Cycle training that we developed to help military families move toward financial independence. To further support our education initiatives, we offer discounted tuition rates for service members and their families from an accredited university to assist in completion of a college degree on-line. Our retail network refers customers to our lending subsidiaries and expedites the loan application process. None of our retail offices will expedite a loan application process for residents of the state in which the office is located, unless we have a lending license in that state.

     o We also have subsidiaries that purchase individual, and portfolios of, retail installment contracts, which meet our quality standards and return on investment objectives from approximately 77 retail merchants. Retail installment contracts are finance receivable notes generated by a single purchase of consumer goods by active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We generally acquire these contracts without recourse to the originating merchant. However, most retail merchant reserve agreements allow us to withhold funds from the merchant's proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectable. Retail installment contracts generally have maximum terms of 48 months.

     o Our day-to-day collection activities are generally performed by our lending subsidiaries. Once an account reaches a certain delinquency level or the customer becomes a civilian or declares bankruptcy, the account is serviced by our collection subsidiary.

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

Lending Activities

     In general, our loans are under $10,000, repayable in equal monthly installments and have terms no longer than 48 months. In evaluating the creditworthiness of potential customers, we primarily examine the individual's debt to income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer can reasonably be expected to repay from that discretionary income. Loan repayment terms are generally structured to repay the entire loan prior to the customer's estimated separation from the military. However, because we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events could occur which result in us not being repaid prior to a customer's departure from the military, we cannot implement any policy or procedure to ensure that we are repaid prior to the time our customers leave the military.

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


P                                       3
customers are required to complete a new credit application. Rarely do we grant extensions or deferments, or allow account revisions, rewriting renewal or rescheduling to bring an otherwise delinquent account current. Our policy is that we do not refinance loans to cure a default in principal or interest. Generally, we refinance existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. We market the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income we realize. In fiscal 2005, approximately 45.8% of the number and 30.2% of the amount of our loan originations were refinancings of outstanding loans.

     To reduce our credit risk and provide better service, we encourage our customers to employ the convenience of making their monthly loan payments electronically through payroll deduction via the Government Allotment System or through an automatic debit of their bank account through the National Automated Clearinghouse Association. As of September 30, 2005, approximately 94% of our customers were utilizing these options.

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

Insurance Operations

      Generally, where applicable laws permit, we sell credit insurance products offered by third party insurance companies to our customers. We earn a pre-negotiated commission on the sale of credit insurance. The customer's premiums for insurance coverage are financed as part of the customer's loan.

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

     Our lending subsidiaries are subject to detailed supervision by authorities in the states where they are located. Legislation and regulations generally require licensing, limit loan amounts, duration and charges for various categories of loans, require adequate disclosure of certain contract terms and limit collection practices and creditor remedies. Licenses are renewable and may be subject to revocation for violation of these laws and regulations. In addition, these states have usury laws, which limit the interest rates we may charge.

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

     We maintain product delivery flexibility and convenience, which we believe offers us a competitive advantage. In addition, we believe that innovation is necessary to compete in the industry, including enhanced customer service, products designed for military personnel and use of the Internet for loan processing and funding. While some of our customers can qualify for loans from traditional lending sources, we believe they are attracted to our products and services as a result of our exclusive commitment to the military market, an understanding of the military culture, our products and services and our expedited loan processing and funding. In addition, we provide a fifteen-day, no costs, 100% satisfaction guarantee on all loans, in an effort to be a disciplined and financially responsible alternative for service members to obtain funds for unforeseen expenses.

Employee Relations

     At September 30, 2005, we employed approximately 290 persons, none of whom were represented by labor unions. We believe that our employee relations are good.

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

     A large portion of our customers are unable to obtain financing from traditional sources, due to factors such as their age, frequent relocations and lack of credit history, which may not allow them to build relationships with sources such as commercial banks. Historically, we have experienced higher delinquency rates than traditional financial institutions. While we use underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers, our standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies, foreclosures or losses on the loans we originate or purchase would reduce our profitability, which could restrict our ability to pay interest and principal on the investment notes.

     An increase in market interest rates may result in a reduction in our profitability and impair our ability to pay interest and principal on the notes.

     Sustained, significant increases in interest rates could unfavorably impact our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates we must pay under our outstanding bank debt and debentures. Any significant reduction in our profitability would diminish our ability to pay interest and principal on the notes.

     Acts of war or terrorist attacks in the United States may cause disruption in our business and may adversely affect the markets in which we operate, which could affect our profitability and our ability to pay interest and principal on the investment notes.

     Terrorist attacks in the United States in September 2001 caused major instability in the U.S. financial markets. Additional attacks and the response of the U.S. government may lead to additional armed hostilities or to further acts of terrorism in the U.S. which may cause a further decline in the financial markets and may contribute to a further decline in economic conditions. In addition, the involvement of military personnel in armed hostilities may reduce the demand for our products and services or increase payment delinquencies and therefore reduce our revenues, possibly without immediate comparable reductions in overhead. To the extent these events occur, our profitability and cash flow could be reduced and our ability to pay interest and principal on the investment notes could be impaired.

     If a large number of our borrowers are wounded in combat, our profits may be adversely affected.

     Our wholly-owned subsidiary reinsures a portion of the credit accident and health insurance policies issued on the borrowers for the loans we originate. These policies pay the loan payments as they become due during a customer's disability due to illness or injury, including war-related injuries. Therefore, if a large number of our borrowers are injured and disabled in combat, the profitability of our insurance subsidiary would be impaired, which could impair our ability to pay interest and principal on the investment notes.

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

     We are subject to regulation by states where our lending subsidiaries are located. At this time, we are not subject to consumer lending regulation in the states in which we only have retail offices. If this were to change in the future, any resulting regulation by the states in which we only have retail offices could adversely impact our operating costs and our ability to repay the investment notes.

     Almost all of our borrowers are active duty military or federal government employees who could be instructed not to do business with us, or their access to the Government Allotment System could be denied.

     When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level determine one or more of our retail offices or our Internet site to be off limits, we would be unable to do new business with the potential customers they command or supervise. Additionally, approximately 62.0% of our borrowers make their monthly loan payments through the Government Allotment System. Military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing our credit risk. Without access to sufficient new customers or to the Government Allotment System, we may be forced to discontinue lending and liquidate our portfolio of consumer loans and retail installment contracts.

     Our profitability and future growth depend on our continued access to bank debt.

     The profitability and growth of our business currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future. Our bank debt is comprised of individual loans from banks, which are party to our senior lending agreement. This senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. No bank has an obligation to make any additional future loans to us. As of September 30, 2005, we could request up to $18.2 million in additional funds pursuant to the terms of the senior lending agreement signed October 1, 2003 and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. If we are unable to renew or replace our bank debt or find alternative financing at reasonable rates, we may be forced to liquidate. If we are forced to liquidate, there can be no assurance that we will be able to pay the interest and principal on the investment notes.

     If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid.

     The terms of repayment on the loans we make are generally structured so the entire loan amount is repaid prior to the customer's estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur which result in the loan not being repaid prior to our customer's departure from the military, there is an increased chance that our loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. As of September 30, 2005, we had approximately 5,300 customers who separated from the military prior to repaying our loan and who in the aggregate owed us approximately $9.9 million. Based on historical charge-off models, management believes this could result in approximately $5.6 million in charge-offs. If that amount increases or the number of our customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase.

     Additional competition may decrease our profitability, which would adversely affect our ability to repay the investment notes.

     We compete for business with a number of large national companies and banks that have substantially greater resources, lower cost of funds, and a more established market presence than we have. If these companies increase their marketing efforts to include our market niche of borrowers, or if additional competitors enter our markets, we may be forced to reduce our interest rates and fees in order to maintain or expand our market share. Any reduction in our interest rates or fees could have an adverse impact on our profitability and our ability to repay our notes.

     The laws and regulations of the Arizona insurance authorities may restrict our reinsurance subsidiary's ability to distribute available cash to us.

     The operations of our wholly-owned reinsurance subsidiary are subject to the laws and regulations of the insurance authorities in the state of Arizona. Among other things, these laws and regulations place restrictions on the amount of dividends that our reinsurance subsidiary can pay to us and require us to maintain a certain capital structure. As of September 30, 2005, our reinsurance subsidiary had the ability to pay us up to $1,195,827 in dividends pursuant to these laws and regulations. If our reinsurance subsidiary does not continue to satisfy these requirements, it may be prohibited from distributing available cash to us, which may in turn impair our ability to pay interest and principal on the notes.

     We are controlled by a single shareholder.

     As of September 30, 2005, our sole shareholder, Pioneer Financial Industries, Inc., owned all of the outstanding shares of our capital stock. Various trusts controlled by William D. Sullivan control Pioneer Financial Industries, Inc. Accordingly, Mr. Sullivan will be able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the debentures. Our senior lending agreement limits the amounts that we can pay to our parent each year. In fiscal 2005, the senior lending agreement prohibits us from paying our parent more than $713,300 for strategic planning services, professional services, product identification and branding and service charges. Other than the covenants contained in our senior lending agreement, there are no other contractual or regulatory limits on the amounts we can pay to our parent or other affiliates.

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

     Risk of loss of material vendor.

     Portions of our marketing efforts are dependent on the services provided by certain vendors. If those marketing efforts are unsuccessful or if we lose the relationship with these third party vendors, we may experience a reduction in our originations of loans. Such reduction may have an adverse impact on our results of operation and financial condition. See "--General".

ITEM  2.   PROPERTIES

     Our operations are generally conducted on leased premises under operating leases with terms not normally exceeding five years. At September 30, 2005, we had 31 leased operating facilities in the United States. Please see Note 7 to our Consolidated Financial Statements for information concerning our lease obligations. The furniture, equipment and other personal property that we own represents less than 4% of our total assets at September 30, 2005 and is therefore not significant in relation to our total assets.

ITEM  3.   LEGAL PROCEEDINGS

     We became aware, in the second quarter of fiscal year 2005, that the Florida Attorney General was planning to file a lawsuit against a subsidiary of ours accusing it of violating Florida lending laws and requiring it to comply with such laws in connection with 216 loans that were made by our subsidiary during the period December 2001 to March 2003. We have relied upon the case of Pioneer Military Lending v. Manning, 2 F.3d 280 (8th Cir. 1993), the Eighth Circuit Court of Appeals held that the Commerce Clause of the U.S. Constitution prevents the lending laws of the State in which a non-resident military borrower is stationed from regulating such loan transactions. In the eleven years since the Manning decision, more than 25 states have accepted the rationale in that decision and allowed us to utilize the aforementioned business model without local state regulation. While not obligated to do so, we have been cooperating fully with an inquiry conducted during the past two and a half years by the Florida Attorney General regarding the loans made from our subsidiary in Georgia to non-resident U.S. military personnel stationed in Florida. In March 2005, our subsidiary received another subpoena from the Attorney General's Office, that we interpreted as indicating that the Florida Attorney General was planning to file a lawsuit. We believe we cannot continue to meet the borrowing needs of U.S. military personnel if we are required to comply with the lending laws of each of the significant number of states that have military installations. On April 29, 2005, Pioneer Military Lending of Georgia, Inc., a Georgia corporation and wholly-owned subsidiary of ours, filed a Complaint for Declaratory Judgment, Injunctive Relief and Damages against Charlie Crist, the Attorney General of Florida, in the United States District Court for the Northern District of Florida. The complaint seeks a determination that, among other things, we and our affiliates are not subject to Florida lending laws and licensing requirements. See "Risk Factors- We are subject to many laws and governmental regulations and any changes in these laws and regulations may materially adversely affect its financial condition and business operations."

     We are currently involved in various litigation matters in the ordinary course of our business. We are not currently involved in any other litigation or proceeding that we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations and cash flows.

                                    PART II.

ITEM  6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this report and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." The data as of, and for the fiscal years ended September 30, 2005, 2004, 2003, 2002 and 2001 has been derived from our audited consolidated financial statements and related notes.

                                   As of, and For the Years Ended September 30,
                                ------------------------------------------------
                                  2005      2004      2003      2002      2001
                                  ----      ----      ----      ----      ----
                                (dollars in thousands, except per share amounts)

Consolidated Balance Sheet
  Data:
Finance receivables (1)....... $247,190  $198,407  $165,895  $159,011  $137,314
Allowance for credit losses... $(14,002) $(11,241) $ (9,221) $ (6,221) $ (4,421)
Total assets.................. $247,340  $198,272  $165,842  $159,997  $141,328

Senior indebtedness:
 Revolving lines of credit (2) $ 15,624  $ 15,234  $ 12,293  $ 12,718  $ 12,310
Amortizing term notes......... $163,973  $121,912  $ 99,471  $ 97,925  $ 83,847
Investment Notes.............. $ 25,125  $ 23,222  $ 21,437  $ 21,396  $ 20,973
Total equity.................. $ 32,072  $ 25,894  $ 20,756  $ 17,320  $ 14,861

Consolidated Statement of
  Operations Data:
Revenue:
Finance income................ $ 63,182  $ 54,059  $ 50,003  $ 45,884  $ 38,965
Insurance premiums and
  commissions.................    4,922     5,120     5,288     4,652     4,561
Other income, fees and
  commissions.................    1,250     1,696     1,646     1,755     1,596
                               --------   -------  --------  --------  --------
Total revenue.................   69,354    60,875    56,937    52,291    45,122
Provision for credit
losses........................   13,044    10,588    12,168    10,594     8,264
Interest expense..............   10,995     9,063     9,325     9,599     9,455
                               --------   -------  --------  --------  --------
Net revenue...................   45,315    41,224    35,444    32,098    27,403
Operating expenses............   34,272    32,101    29,325    27,589    24,052
                               --------   -------  --------  --------  --------
Income before income
taxes.........................   11,043     9,124     6,119     4,509     3,351
Provision for income
taxes.........................    3,875     3,136     2,139     1,645     1,210
                               --------   -------  --------  --------  --------
Net income.................... $  7,168   $ 5,988  $  3,980  $  2,864  $  2,141
                               ========   =======  ========  ========  ========

Net income per share:
Basic and diluted............. $ 418.30   $349.43  $ 232.25  $ 167.14  $ 124.91
                               ========   =======  ========  ========  ========
  Cash dividends per
  common share................ $  58.40   $ 49.61  $  31.75  $  23.63  $  20.39
                               ========   =======  ========  ========  ========

-----------------------
(1) Finance receivables balances are presented net of unearned finance charges, unearned insurance commissions and discounts on purchases of retail installment contracts.

(2) Includes debt to our parent under a revolving line of credit of $1,659,396, $2,613,823, $1,712,841, $1,941,831, and $1,839,521 as of September 30, 2005,
2004, 2003, 2002 and 2001, respectively.

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

     Our finance receivables are effectively unsecured. See "Item 1. Business--Lending Activities." Our finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During fiscal 2005, the size of our average finance receivable at origination was approximately $3,400. A large portion of our customers are unable to obtain financing from traditional sources, due to factors such as their age, frequent relocations and lack of credit history, which may not allow them to build relationships with sources such as commercial banks.

     Further improvement of our profitability is dependent upon the growth in our finance receivables, the maintenance of loan quality, acceptable levels of borrowing costs and operating expenses and the ongoing introduction of innovative new products and services to our customer base. Since September 30, 2000, finance receivables have increased at a 14.1% annual compounded rate from $127.7 million to $247.2 million at September 30, 2005. The aggregate finance receivable increase of 24.6% for fiscal year 2005 is attributable in part to the presence of third party marketing agreements entered into in October 2003 with companies that market and sell products over the Internet to military service members. These agreements have expanded our ability to help additional military customers who need financing to effectuate Internet purchases as well as other needs. We plan to continue to pursue innovative and efficient methods to distribute our loans, including looking for opportunities to expand the Internet portion of our business and adding new retail offices as we evaluate new military markets and possible products. See "--Results of Operations" and "--Loan Origination".

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

     Direct Lending. Our finance income from direct loans to customers consists of interest and fees paid by the customer. Our interest income is based on the risk adjusted interest rates we charge customers for loans. Interest rates vary from loan to loan based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated. Substantially all of the fee income we derive from these loans consists of origination, prepayment and late fees. Finance income from our direct lending business comprised approximately 83.9% of our total revenues in fiscal 2005, 81.6% of our revenues in fiscal 2004 and 80.9% of our revenues in fiscal 2003. See "Item 1. Business--Lending Activities".

     Retail Installment Contracts. We purchase retail installment contracts from approximately 77 retail merchants. Retail installment contracts are notes receivable generated by a single purchase of consumer goods. Our revenue from retail installment contracts consists of interest and fees. Like our direct loans, interest rates charged on retail sales contracts vary from contract to contract based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated. Substantially all of the fee income we derive from retail installment contracts consists of prepayment and late fees. Interest and fee income from retail installment contracts comprised approximately 7.2% of our total revenues in fiscal 2005. See "Item 1. Business--Lending Activities".

     Credit Insurance Commissions. We sell credit life and credit accident and health insurance to be purchased at our customers' discretion. Our income from the sale of these products consists of commissions paid to us by an unaffiliated insurance company that issues the policies. The commission rates are based on a pre-negotiated schedule. Commissions are recognized ratably over the life of the policy. Credit insurance commissions comprised approximately 5.5% of our total revenues in fiscal 2005. See "Item 1. Business--Insurance Operations."

The sale of credit property insurance was discontinued in the fourth quarter of fiscal year 2005 as management determined that we should refine the installment loan program in order to continue as a responsible alternative in an increasingly competitive military lending market. Secured lending is now limited to loans that are secured by real property and/or titled vehicles. The majority of loans will continue to be unsecured and we no longer accept other personal property as security for secured loans. We will continue to earn commission revenue throughout the term of the property insurance policies sold prior to the fourth quarter.

     Credit Reinsurance Premiums. We have a wholly-owned insurance subsidiary that reinsures a portion of the credit accident and health insurance sold at the customer's option in connection with loans we make. A portion of the premiums for policies that we sell for the unaffiliated insurance company are ceded to one of our subsidiaries, providing us with an additional source of revenue. Net credit reinsurance premiums comprised approximately 1.6% of our total revenues in fiscal 2005. The liability we establish for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business. See "Item 1. Business--Insurance Operations."

     Ancillary Products and Services. We also sell non-loan related products and services including roadside assistance programs and discount healthcare cards. Our revenues from the sale of these products and services consists of commissions paid by an unaffiliated company. These sales commissions comprised approximately 1.7% of our total revenues in fiscal 2005.

Finance Receivables

     Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth the five-year history of certain information about the components of our finance receivables as of the ends of the periods presented:


                                 As of, and For the Years Ended September 30
                             ---------------------------------------------------
                                 2005      2004      2003      2002     2001
                                 ----      ----      ----      ----     ----
                             (dollars in thousands, except average note balance)

Finance Receivables:
Finance receivables balance.. $247,190  $198,407  $165,895   $159,011  $137,314
Average note balance......... $  2,523  $  2,403  $  2,117   $  1,946  $  1,753
Total finance income......... $ 63,182  $ 54,059  $ 50,003   $ 45,884  $ 38,965
Total number of notes........   97,958    82,565    78,364     81,726    78,316


Direct Loans:
Finance receivables balance.. $223,927  $176,691  $147,095   $139,664  $117,098
Percent of finance
  receivables................    90.59%    89.05%    88.67%     87.83%    85.28%
Average note balance.........   $2,607  $  2,446  $  2,123   $  1,959  $  1,767
Number of notes..............   85,887    72,242    69,291     71,302    66,264

Retail Installment Contracts:
Finance receivables balance.. $ 23,263  $ 21,716   $18,800   $ 19,348  $  20,216
Percent of finance
  receivables................     9.41%    10.95%    11.33%     12.17%    14.72%
Average note balance......... $  1,927  $  2,104    $2,072     $1,856  $  1,677
Number of notes..............   12,071    10,323     9,073     10,424    12,052

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

     Unlike our interest income, our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our cost of funds. Our general inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in our cost of funds. Accordingly, increases in market interest rates generally will narrow our interest rate spread and lower our profitability, while decreases in market interest rates generally will widen our interest rate spread and increase our profitability. See "Item 1. Factors That May Affect Future Results of Operations, Financial Condition or Business--An increase in market interest rates may result in a reduction in our profitability and impair our ability to pay interest and principal on the debentures."

     The following table presents a five-year history of important data relating to our net interest margin as of, and for the years ended September 30, 2005, 2004, 2003, 2002 and 2001:

                                 As of, and For the Years Ended September 30,
                                 --------------------------------------------
                                 2005       2004      2003      2002     2001
                                 ----       ----      ----      ----     ----
                                            (dollars in thousands)

Finance receivables balance... $247,190   $198,407  $165,895  $159,011 $137,314

Average finance receivables... $222,567   $180,858  $164,578  $149,729 $131,741
Average interest bearing
  liabilities (1)............. $178,881   $144,179  $131,483  $125,561 $111,195
Total finance income.......... $ 63,182   $ 54,059  $ 50,003  $ 45,884 $ 38,965
Total interest expense........ $ 10,995   $  9,063  $  9,325  $  9,599 $  9,455
-----------------------
(1) Averages are computed using month-end balances.


Results of Operations

     Year Ended September 30, 2005 Compared to Year Ended September 30, 2004.

     Finance Receivables. Our aggregate finance receivables grew 24.6% during fiscal 2005 to $247.2 million on September 30, 2005 from $198.4 on September 30, 2004. This growth was due primarily to increases in finance receivables from our Internet subsidiary, which receivables grew by more than $49.9 million or 59.3% from $84.2 million in fiscal 2004 to $134.1 million in fiscal 2005. The Internet is a lower-cost method of loan origination and proceed distribution, and we plan to continue the growth of this distribution channel in the future.

     Total Revenues. Total revenues in fiscal 2005 increased to $69.4 million from $60.9 million in fiscal 2004, an increase of $8.5 million or 14.0%. These revenues consisted of:

     o Finance income in fiscal 2005 increased to $63.2 million from $54.1 million in fiscal 2004, an increase of $9.1 million or 16.8%. Our average finance receivables increased 22.9% during 2005. The increase in finance receivables was primarily attributable to an increase in our loan originations and our average loan size due to the higher credit worthiness of our customers with higher military rank.

     o Insurance premium and commission revenues in fiscal 2005 decreased to $4.9 million from $5.1 million in fiscal 2004, a decrease of $.2 million or 3.9%. This decline was due to a reduced number of policies reinsured with our subsidiary by an unaffiliated insurance carrier over the course of the year.

     Provision for Credit Losses. Provision for credit losses in fiscal 2005 increased to $13.0 million from $10.6 million in fiscal 2004, an increase of $2.4 million or 22.6%. As our average direct loan portfolio grew by 24.2%, the net charge-offs incurred in connection with our finance receivables in fiscal 2005 also increased to $10.3 million from $8.6 million in fiscal 2004, an increase of $1.7 million or 19.8%. Net charge-offs were 4.6% of the average finance receivable balance for fiscal 2005 compared to 4.7% in fiscal 2004. Finance receivable balances 60-days or more past due as a percentage of finance receivables was approximately 4.8% at September 30, 2005, compared to 2.9% at September 30, 2004. Our allowance for credit losses at September 30, 2005 increased to $14.0 million from $11.2 million at September 30, 2004, an increase of $2.8 million or 25.0%. This increase reflects the 24.6% growth in our aggregate finance receivables during fiscal 2005, the increase of 1,700 customers leaving the military prior to repaying their loan and our continuing concern regarding the uncertainty surrounding Middle-East hostilities. If this situation were to continue to result in a protracted war, the involvement of the military personnel in armed hostilities may increase payment delinquencies and charge-offs. See "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business--If a large number of our borrowers are wounded in combat, our profits may be adversely affected. Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business--If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid."

     Interest Expense. Interest expense in fiscal 2005 increased to $11.0 million from $9.1 million in fiscal 2004, an increase of $1.9 million or 20.9%. Our average interest bearing liabilities increased by $34.7 million or 24.1% during fiscal 2005. However, this increase was slightly offset by a decrease in the effective interest rate on our debt portfolio due to the large number of notes which were issued at more favorable rates than those that we can purchase today. The weighted average interest rate on our debt decreased to 6.1% in fiscal 2005 from 6.3% in fiscal 2004.

     Operating Expenses. Operating expenses in fiscal 2005 increased to $34.3 million from $32.1 million in fiscal 2004, an increase of $2.2 million or 6.9%. This increase was primarily due to higher third party marketing costs of $1.1 million, the cost of implementation of an enterprise wide loan processing system of $.6 million and a $.5 million increase in professional fees due to ongoing business matters that occur in the normal course of business.

     Net Income. In fiscal 2005, income before income taxes was $11.0 million and net income was $7.2 million as compared to fiscal 2004 income before income taxes of $9.1 million and net income of $6.0 million.

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

     The following sets forth the five-year history of our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables:

                                               As of September 30,
                                 --------------------------------------------
                                 2005       2004      2003      2002     2001
                                 ----       ----      ----      ----     ----
                                            (dollars in thousands)

Finance receivables balances.. $247,190  $198,407   $165,895  $159,011 $137,314

Finance receivables balances
  60 days or more past due.... $ 12,005  $  5,863   $  4,836  $  5,580 $  6,369

Finance receivables balances
  60 days or more past due
  as a percent of finance
  receivables.................     4.86%     2.95%      2.92%     3.51%    4.64%


     Historically, our 60-day delinquency accounts have consistently remained between 2.9% and 4.9% of the entire finance receivable portfolio.

Credit Loss Experience and Provision for Credit Losses

     General. Our provisions for credit losses are charged to income in amounts sufficient to maintain our allowance for credit losses at a level considered adequate to cover the probable losses inherent in our existing finance receivable portfolio. Historical credit loss experience, delinquency of finance receivables, the value of underlying collateral, current economic conditions, current military activities and management's judgment are factors used in assessing the overall adequacy of the allowance and corresponding provision for credit losses. Our allowance for credit losses is developed primarily for our direct finance receivable portfolio as our retail installment contracts are generally covered by dealer reserves. Over the past five years, our net charge-offs as a percentage of average finance receivables have remained consistently between 4.5% and 6.0%. While management believes our allowance for credit losses is adequate, we may see an increase in future losses due in part to the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005, which became effective on October 17, 2005. As a result, the Company expects an increase in bankruptcy related charge-offs, much of which was allowed for at the end of the fiscal year. At this time we still expect this increase to remain within historical ranges. See "- Allowance for Credit Losses." Our methodology for setting the allowance for our finance receivable portfolio is described in "--Critical Accounting Policies".

     Direct Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Finance receivables are charged-off when management deems them to be uncollectable through our normal collection procedures or they become 270 days past due. The 270-day limit is required by our senior lending agreement. Approximately 35% of our charge-offs occur before an account is 180 days delinquent. Our primary source of charge-offs is when a customer leaves the military prior to repaying the finance receivable. We generally structure our loans so that the entire amount is repaid prior to a customer's estimated separation from the military, and the number of our customers who depart from the military early has remained relatively constant over time. We, however, cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement any policy or procedure to ensure that we are repaid in full prior to our customer leaving the military. Our second greatest source of loss is when a customer declares bankruptcy. See "-- Nonearning Assets"

     The following table shows a five-year historical picture of net charge-offs on direct loans and net charge-offs as a percentage of direct loans. While the total dollar amount of net charge-offs has increased, as a percentage of average monthly balances they have decreased over the past five years. The decrease in the percentage of net charge-offs to average monthly balance outstanding resulted primarily from more effective collection efforts.

                                 As of, and For the Years Ended, September 30,
                                 ---------------------------------------------
                                 2005       2004      2003      2002      2001
                               --------  --------  --------  --------  --------
                                             (dollars in thousands)

Direct Loans:
  Loans charged-off........... $ 11,730  $  9,951  $ 10,287  $  9,555  $  8,752
  Less recoveries.............    1,386     1,352     1,048       869     1,080
                               --------  --------  --------  --------  --------
  Net charge-offs............. $ 10,344  $  8,599  $  9,239  $ $8,686  $  7,672
                               ========  ========  ========  ========  ========
Average monthly balance
  outstanding (1)............. $199,775  $160,829  $145,511  $130,223  $108,939
Percentage of net charge-offs
  to average monthly balance
  outstanding.................     5.18%     5.35%     6.35%     6.67%     7.04%

------------------
(1)   Averages are computed using month-end balances.


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

                                   As of, and For the Years Ended, September 30,
                              --------------------------------------------------
                                  2005     2004      2003      2002      2001
                              --------------------------------------------------
                                             (dollars in thousands)
Retail Installment Contracts:
  Contracts charged-off......   $    12   $    36   $    83   $   190   $   221
  Less recoveries............        73        67       154        82       217
                                -------   -------   -------   -------   -------
  Net charge-offs (recoveries)  $   (61)  $   (31)  $   (71)  $   108   $     4
                                =======   =======   =======   =======   =======
Average monthly balance
   outstanding (1)...........   $22,792   $20,028   $19,067   $19,506   $22,802
Percentage of net charge-offs
   to average monthly balance
   outstanding...............     (0.27%)   (0.16%)   (0.37%)    0.55%     0.02%
----------------------
(1)     Averages are computed using month-end balances.

Allowance for Credit Losses. The following table sets forth the five-year history of our allowance for credit losses on direct loans and retail installment contracts:

                                   As of, and For the Years Ended, September 30,
                                ------------------------------------------------
                                  2005      2004      2003      2002      2001
                                ------------------------------------------------
                                                 (dollars in thousands)
Average finance receivables
  (1).......................... $222,567  $180,858  $164,578 $149,729  $131,741
Provision for credit losses.... $ 13,044  $ 10,588  $ 12,168 $ 10,594  $  8,264
Net charge-offs................ $ 10,283  $  8,568  $  9,168 $  8,794  $  7,676
Net charge-offs as a
  percentage of average
  finance receivables..........     4.62%     4.74%     5.57%    5.87%     5.83%
Allowance for credit losses.... $ 14,002  $ 11,241  $  9,221 $  6,221  $  4,421
Allowance as a percentage of
  average finance receivables..     6.29%     6.22%     5.60%    4.15%     3.36%
-----------------
(1) Averages are computed using month-end balances.


     The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for credit losses which take into consideration the historical credit loss experience of the Company, delinquency trends, current economic conditions, current or future military deployments, and the composition of the finance receivable portfolio. The Company uses various ratio analyses in evaluating prior finance receivable losses and delinquency experience. These and other analyses are used to measure historical movement of finance receivables through various levels of repayment, delinquency, and loss. These results and management's judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside the Company's control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See "--Critical Accounting Policies; Item 1. Business - Factors That May Affect Future Results of Operations, Financial Condition or Business - If a customer leaves the military prior to repaying our loan, there is an increased risk our loan will not be repaid."

     The following table sets forth the five-year history of the components of our allowance for credit losses on direct loans and retail installment contracts:

                                As of, and For the Years Ended, September 30,
                             --------------------------------------------------
                                2005        2004      2003      2002     2001
                               -------    -------    -------   -------  -------
                                              (dollars in thousands)
Balance, beginning of period.  $11,241    $ 9,221    $ 6,221   $ 4,420  $ 3,833
                               -------    -------    -------   -------  -------
Charge-offs:
  Loans charged-off..........  (11,742)    (9,987)   (10,370)   (9,745)  (8,973)
  Recoveries.................    1,459      1,419      1,202       952    1,296
                               -------    -------    -------   -------  -------
Net charge-offs..............  (10,283)    (8,568)    (9,168)   (8,793)  (7,677)
Provision for credit losses..   13,044     10,588     12,168    10,594    8,264
                               -------    -------    -------   -------  -------
Balance, end of period.......  $14,002    $11,241    $ 9,221   $ 6,221  $ 4,420
                               =======    =======    =======   =======  =======

Nonearning Assets

     Accrual of interest income is suspended when a payment has not been received for 60 days or more, and the interest due exceeds an amount equal to 60 days of interest charges. The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received.

     Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 60 days. Nonearning assets at September 30, 2005 increased to $12.0 million from $5.9 million at September 30, 2004, an increase of $6.1 million or 103.4%, as compared to the increase in our finance receivables of 24.6%. Finance receivable balances 60-day or more past due as a percent of finance receivables was 4.86% and 2.95% at September 30, 2005 and 2004, respectively. This increase is primarily attributable to the time demands on our collection team during the training and transition to the new collection module of our new loan enterprise system, increase in the number of customers leaving the military prior to repaying their loan and to the recent passage of the new consumer bankruptcy law, which caused filers to accelerate their filings in an effort to meet the October 17, 2005 deadline. With more stringent bankruptcy laws now in affect, future filings should decrease relative to the overall portfolio. Nonetheless, we believe these events are manageable and we are confident improvements will be made in the coming months. See "--Delinquency Experience".

Loan Origination

     Our loan origination is the most important factor in determining our future revenues. Our loan origination in fiscal 2005 increased to $300.0 million from $237.4 million in fiscal 2004, an increase of $62.6 million or 26.4%. The increase in our loan originations was partly due to marketing agreements (primarily with one third party vendor), which we entered into in the first quarter of our fiscal 2004. These third party vendors market products via the Internet to military service members. These marketing efforts contributed $34.4 million or 55.0% of the $62.6 million overall increase in loan originations. See "Item 1. Business--General".

     The following table sets forth the five-year history of our overall loan originations and lending activities by direct loan and retail installment contract:

                               As of, and For the Years Ended September 30,
                         -------------------------------------------------------
                         (dollars in thousands, except for average note amounts)
                              2005       2004       2003     2002         2001
                         ------------  --------  --------  --------     --------
Total Loan Origination:
Gross balance............    $299,984  $237,381  $188,464  $191,931     $158,594
Number of finance              87,337    71,713    59,670    67,483       62,123
  receivable notes.......
Average note amount......    $  3,435  $  3,310  $  3,158  $  2,844     $  2,553

Direct Loans:
Gross balance............    $277,524  $217,391  $173,013  $175,932     $144,693
Number of finance              79,615    64,939    55,075    62,532       57,576
  receivable notes.......
Average note amount......    $  3,486  $  3,348  $  3,141  $  2,813     $  2,513

Retail Installment
  Contracts:
Gross balance............    $ 22,460  $ 19,990  $ 15,451  $ 15,999     $ 13,901
Number of finance               7,722     6,774     4,595     4,951        4,547
  receivable notes.......
Average note amount.....     $  2,909  $  2,951  $  3,363  $  3,231     $  3,057


Liquidity and Capital Resources

     A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Our principal use of cash is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments and operations. This amount is generally our cash used in investing activities. Cash used in investing activities in fiscal 2005 was approximately

$63.0 million, compared to $43.2 million in fiscal 2004. This increase is primarily due to the growth in our loan originations, which grew by approximately $62.6 million or 26.4%.

     Investing activities in fiscal 2005 were primarily funded by $21.1 million from operating activities and $41.5 million from financing activities. See "Item
1. Business - General" and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Loss Experience and Provision for Credit Losses". Financing activities primarily consist of borrowings and repayments relating to our bank debt, an unsecured revolving credit line from our parent and our investment notes. Information about the length to maturity of our debt may be found in Note 3 of the Notes to Consolidated Financial Statements. The revolving credit line from our parent consists of various borrowings at 2% above the prime rate.

     Senior Indebtedness-Bank Debt. The senior lending agreement was amended and restated on October 1, 2003. The terms of the senior lending agreement are substantially the same as before the amendment. Our senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Currently, ten (10) banks are a party to the senior lending agreement, as amended. Any bank may elect not to participate in any future fundings at any time without penalty. As of September 30, 2005, we could request up to approximately $18.2 million in additional funds pursuant to the terms of the senior lending agreement, as amended. No bank, however, has any contractual obligation to lend us these additional funds. In connection with borrowing under the senior lending agreement we are subject to certain financial and other restrictive covenants.

     On or before March 31 of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of March 31, 2005, all the banks of that are a party to our senior lending agreement have indicated in writing their willingness to participate in fundings up to an aggregate of $250.0 million during the next 12 months, including all amounts currently outstanding under the senior lending agreement.

     If a bank were to elect not to participate in future fundings, any existing borrowings from that bank under the revolving credit line would be payable in twelve equal monthly installments. We anticipate that we would repay that amount through borrowings from other banks participating in the senior lending agreement. Any existing borrowings under amortizing notes from the bank electing not to participate would be repayable according to their original terms. Currently, we limit the amount we borrow from any one bank to $25.0 million. This limitation lessens our dependence on any one bank and the potential effect on our operations and liquidity if that bank elects not to participate in future financing.

     Historically, we have had adequate time to replace any lender electing not to participate in future fundings. However, there can be no assurance that we will be able to replace a lender in the future or that a lender's decision not to extend us further credit would not have a material adverse effect on our liquidity. In the event we are unable to raise adequate capital under our senior lending agreement, we would pursue alternative funding options. These alternatives might include the securitization of our finance receivables, obtaining committed financing from a bank syndicate, a private placement of debt or equity, an expansion of our investment notes program, or an initial public offering of our equity.

     Our senior lending agreement gives us access to a revolving credit line and amortizing notes. As of September 30, 2005, the outstanding balance under the revolving credit line was approximately $14.0 million floating at prime rate, or 6.75%. The revolving credit line is payable upon demand in 12 equal monthly payments of principal and monthly payments of interest on the outstanding principal on the tenth day of each month. As of September 30, 2005, the outstanding balance of the amortizing notes was approximately $164.0 million, with interest rates fixed at 270 basis points over the ninety day moving average of like-term Treasury notes at the time the amortizing notes were issued. All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments. As of September 30, 2005, we had approximately 265 amortizing notes outstanding with a weighted average maturity of approximately 36.3 months and a weighted average interest rate of approximately 6.07%. Interest on all borrowings under our senior lending agreement is payable monthly.

     Substantially all of our assets secure this bank debt. The senior lending agreement also limits, among other things, our ability to (1) incur additional debt from the banks that are party to the agreement beyond that allowed by specific financial ratios and tests, (2) pay dividends, (3) make certain other restricted payments, (4) consummate certain asset sales and dispositions, (5) merge or consolidate with any other person, and (6) incur additional debt for borrowed money. In addition, the senior lending agreement limits the amounts that we can pay to our parent each year. In fiscal 2005, the senior lending agreement prohibits us from paying our parent more than $713,300 for strategic planning services, professional services.

     Under the senior lending agreement, we are also subject to certain financial covenants that require us, among other things, to maintain specific financial ratios and to satisfy certain financial tests. In part, these include:
(a) an Allowance for Credit Losses (as defined in the senior lending agreement, as amended) equal to or greater than the Allowance for Credit Losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 3.0% of our net receivables, (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the senior lending agreement, as amended) as of the end of each quarter to not greater than 4.75 to 1.00, and (c) a Senior Indebtedness to Net Receivable Ratio (as defined in the senior lending agreement, as amended) as of the end of each quarter of no more than 80.0%. We are also required to maintain a Consolidated Total Required Capital (as defined in the senior lending agreement, as amended) of at least $12.5 million plus 50.0% of the cumulative positive net income earned during each of our fiscal years ending after September 30, 2002, which approximates $21.1 million as of September 30, 2005. The breach of any of these covenants or other terms of the senior lending agreement could result in a default under the senior lending agreement. If we breach certain financial covenants under the senior lending agreement, the banks would have the right to receive 80.0% of all payments we receive on our consumer loans and retail installment contracts. In addition, if a default occurs the lenders could seek to declare all amounts outstanding under the senior lending agreement, together with accrued and unpaid interest, to be immediately due and payable. As of September 30, 2005, we were in material compliance with all loan covenants.

     Senior Indebtedness-Parent Debt. We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2.0%. At September 30, 2005, there was $1.7 million outstanding under this credit facility with an interest rate of 8.75%.

     Senior Indebtedness Table. The following table sets forth a five-year history of the total borrowings and availability under our senior lending agreement and our revolving line from our parent, consisted of:

                                              As of September 30,
                               -------------------------------------------------
                                            (dollars in thousands)
                                  2005      2004       2003      2002      2001
                               ---------  --------  --------  --------  --------
Revolving Credit Line (1):
  Total facility...........     $ 47,444  $ 36,363  $ 31,000  $ 27,000  $ 23,000
  Balance at end of year  .     $ 15,624  $ 15,234  $ 12,293  $ 12,718  $ 12,310
  Maximum available credit (3)  $ 31,820  $ 21,129  $ 18,707  $ 14,282  $ 10,690

Term Notes (2):
  Total facility...........     $207,000  $167,000  $140,036  $125,470  $123,432
  Balance at end of year...     $163,973  $121,912  $ 99,471  $ 97,925  $ 83,847
  Maximum available credit (3)  $ 43,027  $ 45,088  $ 40,565  $ 27,545  $ 39,585

Total Revolving and Term Notes
  (1)(2):
  Total facility...........     $254,444  $203,363  $171,036  $152,470  $146,432
  Balance at end of year...     $179,597  $137,146  $111,764  $110,643  $ 96,157
  Maximum available credit (3)  $ 74,847  $ 66,217  $ 59,273  $ 41,827  $ 50,275
  Credit facility available (4) $ 18,154  $ 21,579  $ 13,575  $ 11,589  $ 10,157
  Percent utilization of the
   total facility..........        70.58%    67.44%    65.34%    72.60%    65.70%
-----------------

(1)Includes revolving credit line from our parent.
(2)Includes 48-month amortizing term notes.
(3)Maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%.
(4)Credit available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Notes Receivable Ratio of not more than 80.0%.

     Outstanding Investment Notes. We also fund our liquidity needs through the sale of our investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of September 30, 2005, we had issued approximately $25.1 million of these notes at a weighted average interest rate of 9.15%.

     The sale of these notes provides us with additional liquidity and capital resources. Issuing these notes increases our tangible net worth, which allows us to borrow larger amounts under our senior lending agreement. To finance growth in our finance receivables portfolio, we intend to borrow additional funds under our senior lending agreement from time to time as we sell additional investment notes.

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

     To manage our exposure to credit losses, we use credit risk scoring models for finance receivables that we originate or perform due diligence investigations for finance receivables that we purchase. In addition, we generally structure the repayment terms so that the entire loan is repaid prior to the customer's estimated separation from the military. See "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business--If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid."

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

     If we had chosen to establish the allowance for credit losses at the highest and lowest levels produced by the various migration analysis scenarios, our allowance for credit losses at September 30, 2005 and provision for credit losses and net income for fiscal 2005 would have changed as follows:

                                                        Increase (decrease)
                                                      ------------------------
                                                           (in thousands)
                                                      Highest          Lowest
                                                      -------          ------
Allowance for credit losses..................         $   986         $(2,661)
Provision for credit losses..................         $   986         $(2,661)
Net income...................................         $  (631)        $ 1,703

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

     Contractual Obligation. We have the following payment obligations under current financing and leasing arrangements as of September 30, 2005:


                                                                       Payments Due By Period
                                               ------------------------------------------------------
                                                Less than         1-3           4-5         After 5
Contractual Obligations:          Total           1 year         years         years         years
                               ------------    -----------    -----------   -----------   -----------
Long-term debt.........        $189,098,481    $61,831,921    $90,635,233   $23,173,119   $13,458,208
Operating leases.......           3,681,336        949,847      1,768,743       962,746             0
                               ------------    -----------    -----------   -----------   -----------
Total contractual
  cash obligations.....        $192,779,817    $62,781,768    $92,403,976   $24,135,865   $13,458,208
                               ============    ===========    ===========   ===========   ===========


                                                       Amount of Commitment Expiration Per Period
                                               ------------------------------------------------------
                                  Total
Other Commercial                 Amounts       Less than
Commitments:                    Committed       1 year          1-3 years    4-5 years   Over 5 years
                               ------------   -----------       ---------    ---------   ------------
Lines of credit....            $ 15,624,401    $15,624,401(1)         ---          ---            ---



----------------------------
(1) Includes $1,659,396 owed to our parent.

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

        The amounts set forth below show the impact on earnings of changes in interest rates on our variable rate debt as of the time it is scheduled to adjust, and upon the debt that is scheduled to mature during 2005, assuming adjustments to, or refinancing at, rates available to us at September 30, 2005. Changes in our interest expense for various possible fluctuations in the interest rates of our debt for fiscal 2005 may be estimated as follows:

Decrease/increase:                 -2%          -1%           0%         +1%           +2%
                                ---------    ---------    ---------   ---------     ----------
Revolving credit line......     $ (80,600)   $ (40,300)   $       0   $  40,300     $   80,600
Amortizing term notes......      (854,582)    (261,122)     332,337     925,797      1,519,256
Investment Note ...........       (41,019)     (16,159)       8,701      33,561         58,420
                                ---------    ---------    ---------   ---------     ----------
  Total impact on interest
    expense................     $(976,201)   $(317,581)   $ 341,038   $ 999,658     $1,658,276
                                =========    =========    =========   =========     ==========

ITEM    8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA













                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2005 AND 2004

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          Index to Financial Statements

                                                                          Page

Report of Independent Registered Public Accounting Firm..............      26

Consolidated Balance Sheets September 30, 2005 and 2004..............      27

Consolidated Statements of Income for the years ended
September 30, 2005, 2004 and 2003....................................      28

Consolidated Statements of Stockholder's Equity for the
years ended September 30, 2005, 2004 and 2003........................      29

Consolidated Statements of Cash Flows for the years
ended September 30, 2005, 2004 and 2003..............................      30

Notes to Consolidated Financial Statements...........................      31

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Board of Directors
Pioneer Financial Services, Inc.
Kansas City, Missouri


        We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc., a Missouri corporation (the "Company"), as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholder's equity and cash flows for each of the years in the three-year period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Financial Services, Inc. as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.


                                           BKD, LLP
Kansas City, Missouri
November 11, 2005

                        PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2005 AND 2004

                                     ASSETS

                                               2005                  2004
                                            -------------         -------------

Cash and cash equivalents                   $   1,734,925         $   2,078,178
Other investments                               2,196,096             2,055,923

Finance receivables:
   Direct receivables                         223,926,765           176,691,292
   Retail installment contracts                23,262,974            21,715,543
                                            -------------         -------------
Finance receivables before allowance
    for credit losses                         247,189,739           198,406,835
   Allowance for credit losses                (14,001,868)          (11,240,868)
                                            -------------         -------------
Net finance receivables                       233,187,871           187,165,967

Furniture and equipment, net                    1,504,082             1,539,838
Unamortized computer software                   1,987,541             1,225,146
Deferred income taxes                           4,279,232             3,692,100
Prepaid and other assets                        2,449,999               514,801
                                            -------------         -------------

Total assets                                $ 247,339,746         $ 198,271,953
                                            =============         ==============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Revolving credit line - banks               $  13,965,005         $  12,620,000
Revolving credit line - affiliate               1,659,396             2,613,823
Accounts payable                                1,394,315             2,012,486
Accrued expenses and other liabilities          9,150,199             9,997,410
Amortizing term notes                         163,973,031           121,912,164
Investment notes                               25,125,450            23,222,252
                                            -------------         -------------

Total liabilities                             215,267,396           172,378,135
                                            -------------         -------------

Stockholder's equity:
Common stock, $100 par value; authorized
   20,000 shares; issued and outstanding
   17,136 shares                                1,713,600             1,713,600
Retained earnings                              30,347,500            24,180,218
Accumulated other comprehensive income             11,250                     -
                                            -------------         -------------

Total stockholder's equity                     32,072,350            25,893,818
                                            -------------         -------------

Total liabilities and stockholder's equity  $ 247,339,746         $ 198,271,953
                                            =============         ==============


                 See Notes to Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended September 30,
                                 ----------------------------------------------
                                     2005             2004             2003
                                 ------------     ------------     ------------

Revenue
   Finance income                $ 63,182,000     $ 54,058,834     $ 50,003,315
   Insurance premiums
      and commissions               4,921,871        5,120,498        5,287,574
   Other income, fees
      and commissions               1,250,406        1,695,854        1,645,888
                                 ------------     ------------     ------------
Total revenue                      69,354,277       60,875,186       56,936,777

Provision for credit losses        13,043,644       10,587,502       12,167,529
Interest expense                   10,995,602        9,063,272        9,325,322
                                 ------------     ------------     ------------

Net revenue                        45,315,031       41,224,412       35,443,926

Operating expenses
   Employee costs                  21,024,706       20,661,557       18,762,187
   Facilities                       5,786,475        4,988,827        4,997,806
   Marketing                        2,619,490        2,532,868        2,063,488
   Professional fees and other      4,841,387        3,917,252        3,501,576
                                 ------------     ------------     ------------

Total operating expenses           34,272,058       32,100,504       29,325,057


Income before income taxes         11,042,973        9,123,908        6,118,869
Provision for income taxes          3,875,000        3,136,053        2,139,000
                                 ------------     ------------     ------------

Net income                       $  7,167,973     $  5,987,855     $  3,979,869
                                 ============     ============     ============

Net income per share, basic
   and diluted (17,136 shares)   $     418.30     $     349.43     $     232.25
                                 ------------     ------------     ------------


                 See Notes to Consolidated Financial Statements


                                PIONEER FINANCIAL SERVICES, INC.

                         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                      Accumulated
                                                                                         Other
                                                                        Retained      Comprehensive
                                         Total       Common Stock       Earnings         Income
                                     ------------    ------------    ------------     -------------

Balance, September 30, 2002          $ 17,320,279    $  1,713,600    $ 15,606,679     $           -

  Net income                                                            3,979,869
  Accumulated other
   comprehensive income -
    unrealized gain on equity
    securities, net of income
    taxes
  Total comprehensive income            3,979,869
  Dividend paid ($31.75 per share)       (544,068)                       (544,068)
                                     ------------    ------------    ------------     -------------

Balance, September 30, 2003            20,756,080       1,713,600      19,042,480                 -


  Net income                                                            5,987,855
  Accumulated other
   comprehensive income -
    unrealized gain on equity
    securities, net of income
    taxes
  Total comprehensive income            5,987,855
  Dividend paid ($49.61 per share)       (850,117)                       (850,117)
                                     ------------    ------------    ------------     -------------

Balance, September 30, 2004            25,893,818       1,713,600      24,180,218                 -


  Net income                                                            7,167,973
  Accumulated other
   comprehensive income -
    unrealized gain on equity
    securities, net of income
    taxes                                                                                    11,250
  Total comprehensive income            7,179,223
  Dividend paid ($58.40 per share)     (1,000,691)                     (1,000,691)
                                     ------------    ------------    ------------     -------------

Balance, September 30, 2005          $ 32,072,350    $  1,713,600    $ 30,347,500     $      11,250
                                     ============    ============    ============     =============

                 See Notes to Consolidated Financial Statements

                                PIONEER FINANCIAL SERVICES, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year Ended September 30,
                                             ------------------------------------------------
                                                 2005              2004              2003
                                             -------------     -------------    -------------
Cash Flows from Operating Activities:
   Net income                                $   7,167,973     $   5,987,855    $   3,979,869
   Items not requiring (providing) cash:
      Provision for credit losses on
         finance receivables                    13,043,644        10,587,502       12,167,528
      Depreciation and amortization              1,100,293           687,296          735,784
      Compounded interest added to
         investment notes                        1,228,362         1,203,862        1,190,811
      Deferred income taxes                       (587,132)         (327,400)      (1,033,700)
      Loss on disposal/donation of
        equipment                                    7,756             4,318           47,794
   Changes in:
      Accounts payable and accrued                (830,079)          531,441          812,819
         expenses
      Prepaids and other assets                     22,126          (179,942)         (56,705)
                                             -------------     -------------    -------------

         Net cash provided by operating
           activities                           21,152,943        18,494,932       17,844,200
                                             -------------     -------------    -------------

Cash Flows from Investing Activities:
   Loans originated                           (188,471,423)     (150,192,310)    (120,036,891)
   Loans purchased                             (20,876,648)      (18,496,705)     (15,451,391)
   Loans repaid                                148,325,199       127,609,433      119,437,177
   Capital expenditures                         (1,835,998)       (1,980,760)        (661,840)
   Securities purchased                           (326,554)         (502,070)        (317,970)
   Securities matured                              205,000           400,000          213,000
                                             -------------     -------------    -------------

         Net cash used in investing
           activities                          (62,980,424)      (43,162,412)     (16,817,915)
                                             -------------     -------------    -------------

Cash Flows from Financing Activities:
   Net borrowing (repayments) under lines         (250,784)        2,534,153           10,642
      of credit
   Proceeds from borrowings                    100,153,548        70,660,132       45,850,802
   Repayment of borrowings                     (57,417,845)      (47,637,619)     (45,455,415)
   Dividends paid                               (1,000,691)         (850,117)        (544,068)
                                             -------------     -------------    -------------

         Net cash provided by (used in)
            financing activities                41,484,228        24,706,549         (138,039)
                                             -------------     -------------    -------------

Net Increase/(Decrease) in Cash                   (343,253)           39,069          888,246

Cash and cash equivalents
  Beginning of Year                              2,078,178         2,039,109        1,150,863
                                             -------------     -------------    -------------

Cash and cash equivalents
  End of Year                                $   1,734,925     $   2,078,178    $   2,039,109
                                             =============     =============    ==============

                 See Notes to Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2005, 2004 AND 2003

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

Cash Equivalents
----------------

The Company considers all liquid investments to be cash equivalents, which consisted of a money market account at September 30, 2005 and 2004. From time to time, the Company's cash accounts exceed federally insured limits.

Investments
-----------

Investments consist primarily of certificates of deposit, amounting to $358,135 and $357,018; stock, amounting to $134,640 and $0; and debt securities, amounting to $1,703,321 and $1,698,905 at September 30, 2005 and 2004,
respectively, consist of corporate and United States government bonds. Stocks for which the Company has no immediate plan to sell but that may be sold in the future are classified as available for sale and carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in stockholder's equity. The debt securities, which the Company has the positive intent and ability to hold until maturity, are classified as held-to-maturity and valued at historical cost, adjusted for amortization of premiums and accretion of discounts computed by the level-yield method. Of the held-to-maturity debt securities at September 30, 2005, $1,566,570 matures in between one and five years and $136,751 matures in six or more years. The recorded value of these investments approximates fair value at September 30, 2005 and 2004. Investments aggregating $1,889,345 and $1,855,923 at September 30, 2005 and 2004, respectively, were required as statutory reserves and are on deposit with regulatory authorities or maintained in trust accounts.

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

Credit property insurance was discontinued in the fourth quarter as management determined that the Company should fine-tune the installment loan program in order to continue as a responsible alternative in an increasingly competitive military lending market. Secured lending is now limited to loans that are secured by real property and/or titled vehicles. The majority of loans will continue to be unsecured and the Company no longer accepts other personal property as security for secured loans.

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

Furniture and Equipment
-----------------------

Furniture and equipment are carried at cost and depreciated over the estimated useful life of each asset. Annual depreciation is computed using the straight-line method. At September 30, 2005 and 2004, accumulated depreciation was $3,585,169 and $3,153,661, respectively.

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


NOTE 2:  FINANCE RECEIVABLES

Loan Portfolio
--------------

At September 30, 2005 and 2004, finance receivables totaled $247,189,739 and $198,406,835, respectively; all receivables originated from direct loans and retail installment contracts. Direct loans originated in 2005 and 2004 averaged $3,486 and $3,348 with a weighted maturity of 27.7 and 26.1 months, respectively, while retail installment contracts averaged $2,909 and $2,951 with a weighted maturity of 25.6 and 26.9 months, respectively. Approximately 94% and 95% of finance receivables were paid electronically via the Government Allotment System or through the National Automated Clearinghouse Association for the years ended September 30, 2005 and 2004, respectively. At September 30, 2005 and 2004, the accrual of interest income had been suspended on $12,005,384 and $5,862,643 of loans, respectively.

At September 30, 2005 and 2004, the fair value of notes receivable approximates book value.

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 2:  FINANCE RECEIVABLES (Continued)

        Allowance for Credit Losses
        ---------------------------

        Changes in the allowance for credit losses are as follows:

                                          For the Year Ended, September 30,
                                   ---------------------------------------------
                                        2005           2004             2003
                                   ------------     -----------    ------------

Balance beginning of period        $ 11,240,868     $ 9,220,868    $  6,220,869
                                   ------------     -----------    ------------
Charge-offs:
  Loans charged-off                 (11,742,047)     (9,987,389)    (10,370,150)
  Recoveries                          1,459,403       1,419,887       1,202,621
                                   ------------     -----------    ------------
Net charge-offs                     (10,282,644)     (8,567,502)     (9,167,529)
Provision for credit losses          13,043,644      10,587,502      12,167,528
                                   ------------     -----------    ------------

Balance end of period              $ 14,001,868    $ 11,240,868    $  9,220,868
                                   ============    ============    ============


NOTE 3:  BORROWINGS

Senior Lending Agreement
------------------------

On September 30, 2005, the Company had a senior lending agreement with a group of banks, which is an uncommitted facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to the Company in the future. At September 30, 2005, the Company had the ability to request up to $250.0 million in the form of revolving credit lines and amortizing notes if it satisfied all terms of its senior lending agreement including maintaining a Senior Indebtedness to Net Receivable Ratio (as defined in the senior lending agreement) of not more than 80%. At September 30, 2005, pursuant to the terms of the senior lending agreement, the Company could request up to $18,154,359 in additional funds from ten banks. Any bank may elect not to participate in any future funding at any time without penalty. No bank, however, has any contractual obligation to lend the Company these additional funds. This senior lending agreement matures October 1, 2006.

On or before March 31 of each year, each bank that is a party to the senior lending agreement is to deliver to the Company a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of March 31, 2005, ten banks indicated in writing their willingness to participate in fundings up to an aggregate of $250.0 million during the next 12 months, including all amounts currently outstanding under the senior lending agreement.

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

Advances outstanding under the revolving credit line were $13,965,005 and $12,620,000 at September 30, 2005 and 2004, respectively. The revolving credit line is payable upon demand in 12 equal monthly payments of principal. Interest on borrowings under the revolving credit line is payable monthly and floats with prime, which was 6.75% at September 30, 2005. At September 30, 2005 and 2004, the aggregate balance outstanding under amortizing notes was $163,973,031 and $121,912,164, respectively. Interest on the amortizing notes is fixed at 270 basis points over the ninety day moving average of like-term Treasury notes when issued. There were 265 and 214 amortizing and term notes outstanding at September 30, 2005 and 2004 with a weighted average interest rate of 6.07% and
5.85 %, respectively. Interest on all borrowings under the senior lending agreement is payable monthly. Substantially all of the Company's assets secure this bank debt. The senior lending agreement limits, among other things, the Company's ability to (1) incur additional debt from the banks that are party to the agreement beyond that allowed by specific financial ratios and tests, (2) pay dividends, (3) make certain other restricted payments, (4) consummate certain asset sales and dispositions, (5) merge or consolidate with any other person and (6) incur additional debt for borrowed money.

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  BORROWINGS (Continued)

The senior lending agreement also contains certain restrictive covenants that require the Company, among other things, to maintain specific financial ratios and to satisfy certain financial tests including: (a) an Allowance for Credit Losses (as defined in the senior lending agreement) equal to or greater than the Allowance for Credit losses at the end of the prior fiscal year and at no time less than 3% of net receivables, (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the senior lending agreement) as of the end of each quarter not greater than 4.75 to 1.00, and (c) Senior Indebtedness to Net Receivable Ratio (as defined in the senior lending agreement) as of the end of each quarter of no more than 80%. The Company is also required to maintain a Consolidated Total Required Capital (as defined in the senior lending agreement) of at least $12.5 million plus 50% of the cumulative net income during each fiscal year ending after September 30, 2002 ($21,067,849 at September 30, 2005). The breach of any of these covenants could result in a default under the senior lending agreement, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable. As of September 30, 2005, the Company is in material compliance with all loan covenants.

Parent Company Line of Credit
-----------------------------

The Company has an unsecured revolving line of credit for the amount equal to the greater of two million dollars or 2.5% of the outstanding principal amount of senior debt from its sole shareholder, Pioneer Financial Industries, Inc., which is due upon demand. The maximum outstanding principal was $4,443,951 at September 30, 2005. Advances outstanding under this revolving line of credit were $1,659,396 and $2,613,823 at September 30, 2005 and 2004, respectively. Interest is charged at prime plus 2% (8.75% at September 30, 2005) and is payable monthly.

Investment Notes
----------------

The Company has also borrowed through the issuance of investment notes with an outstanding balance of $25,125,450 and $23,222,252 at September 30, 2005 and 2004, respectively. The investment notes are non-redeemable before maturity by the holders, are issued at various rates and mature one to ten years from date of issue. The Company, at its option, may redeem and retire any or all of the investment notes upon 30 days written notice. All investment notes are renewable for a like term at the prevailing interest rate, unless presented for payment. The average investment note size was $24,754 and $24,114, with a weighted interest rate of 9.15% and 9.45% at September 30, 2005 and 2004, respectively.

On May 13, 2003, the Securities and Exchange Commission declared the Company's registration statement effective permitting the sale of $25 million principal amount of investment notes on a continuous basis. On February 10, 2005, the Securities and Exchange Commission declared the Company's post-effective amendment effective.

The retainment percentages for the investment notes maturing in 2005 and 2004 are as follows:

Fiscal        Total                       Retainment
Year        Retained       Amount Due     Percentage
-----      ------------    -----------    ----------
2005       $  2,691,958    $ 6,125,064       43.95%
2004       $  1,635,342    $ 3,174,757       51.51%

Maturities
----------

A summary of maturities for the amortizing notes and investment notes at September 30, 2005, follows:

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  BORROWINGS (Continued)

                         Amortizing        Investment
                            Term              Notes             Total
                            Notes
                      -------------      ------------      -------------
2006                  $  59,345,948      $  2,485,973      $  61,831,921
2007                     48,805,765         1,797,913         50,603,678
2008                     37,558,065         2,473,490         40,031,555
2009                     18,263,253         2,690,520         20,953,773
2010                              -         2,219,346          2,219,346
2011                              -         2,551,997          2,551,997
2012                              -         1,930,137          1,930,137
2013                              -         1,071,122          1,071,122
2014                              -         2,425,202          2,425,202
2015 and
thereafter                        -         5,479,750          5,479,750
                      -------------      ------------      -------------
Total 2005            $ 163,973,031      $ 25,125,450      $ 189,098,481
                      =============      ============      =============

At September 30, 2005 and 2004, the fair value of borrowings approximates book value.


NOTE 4:  INCOME TAXES

The provision for income taxes included in the accompanying consolidated statements of income consists of the following:

                                 2005            2004            2003
                              ----------      ----------     -----------
    Taxes currently payable   $4,462,132      $3,463,453     $ 3,172,700
    Deferred income taxes       (587,132)       (327,400)     (1,033,700)
                              ----------      ----------     -----------
    Total provision           $3,875,000      $3,136,053     $ 2,139,000
                              ==========      ==========     ===========

The tax effects of temporary differences related to deferred taxes shown on the September 30, 2005 and 2004 consolidated balance sheets are as follows:

                                                     2005            2004
                                                  ----------       -----------
    Deferred tax assets:
        Allowance for credit losses               $5,040,672       $4,046,700
        Accumulated depreciation
                                                    (142,767)        (277,900)
        Deferred origination costs                                    (11,800)
                                                    (558,576)
        Other                                                         (64,900)
                                                     (60,097)
                                                  ----------       ----------
    Net deferred tax asset                        $4,279,232       $3,692,100
                                                  ==========       ==========

A reconciliation of the provision for income taxes at the normal federal statutory rate of 34% to the provision included in the accompanying consolidated statements of income is shown below:

                                                     2005           2004            2003
                                                  -----------  ------------     -----------
Provision for federal income taxes at
statutory rate                                    $ 3,754,610   $ 3,100,071     $ 2,080,415
Increase (decrease) in income tax provision
  resulting from:
    State and local income taxes, net of
    federal tax Benefit                                91,650        37,754          47,478
    Nondeductible expenses and other                   28,740        (1,772)         11,107
                                                  -----------   -----------     -----------
Provision for income taxes                        $ 3,875,000   $ 3,136,053     $ 2,139,000
                                                  ===========   ===========     ===========

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:  INTANGIBLE ASSETS

The carrying basis of recognized intangible assets (computer software) at September 30, 2005 and 2004 was $3,818,023 and $2,507,966, respectively, and the related accumulated amortization was $1,830,481 and $1,282,820, respectively.

Amortization expense for the years ended September 30, 2005, 2004 and 2003 was $556,878, $187,091 and $210,271, respectively. Amortization expense for the years ending September 30, 2006, 2007 and 2008 is estimated to be $847,509, $800,193 and $339,839, respectively.

NOTE 6:  RELATED PARTY TRANSACTIONS

A description of significant transactions with the Company's sole shareholder, Pioneer Financial Industries, Inc. and other related entities (collectively referred to as PFI) for the years ended September 30, 2005, 2004 and 2003 follows.

The Company has an unsecured revolving line of credit with PFI. The line of credit is due on demand and interest accrues at the prime rate plus 2%. During fiscal 2005, 2004 and 2003, the Company made interest payments on this debt of $152,111, $145,313 and $121,346, respectively.

During fiscal 2005, 2004 and 2003, the Company paid $706,333, $694,663 and $695,578, respectively, to PFI for strategic planning, professional services and service charges. The amount charged to the Company is based on PFI's costs plus a mark-up of not more than 50%. Management of the Company believes the charges are a reasonable estimate of the value received.

Pursuant to an agreement with PFI dated September 21, 2001, which automatically renews annually, the Company sells health discount cards through its retail sales offices on a commission basis. These health discount cards were developed and procured through vendors by PFI and provided to the Company through a sales agent agreement. The Company retains a commission for the sale of each card and remits the remainder to PFI. The amount remitted to PFI was $238,215, $529,808 and $491,340 in fiscal 2005, 2004 and 2003, respectively, which approximates costs. The Company's commissions on the sale of health cards were $690,297, $794,821 and $717,767 in fiscal 2005, 2004 and 2003, respectively.

During fiscal 2003, the Company paid PFI a fee of approximately $100 for each loan customer referral for its Germany operations. Fees paid in fiscal 2003 aggregated $597,715, which approximated the cost of identifying and making these referrals. On September 30, 2003, the Company purchased the German subsidiary from PFI.

The Company leases certain office equipment, signs and automobiles from Midstate Leasing, LLC, an entity owned by PFI's controlling shareholder and other shareholders. These operating leases are generally for nine-month periods and are automatically renewable. During fiscal 2005, 2004 and 2003, payments under these leases totaled $180,852, $190,488 and $192,389, respectively.

The Company's customers execute a master credit agreement in connection with direct loans. The extended effectiveness of this agreement helps expedite the extension of subsequent loans to the customer. PFI's principal shareholder developed and copyrighted the form of this agreement, and the Company licensed it from him in return for a royalty pursuant to a trademark licensing agreement that automatically renews annually. In fiscal 2005, the royalty averaged $2.76 per loan, and aggregated $219,481. In fiscal 2004 and 2003, the royalty averaged $2.65 and $2.47 per loan, and aggregated $170,356 and $135,786, respectively.

Amounts due to PFI under the revolving line of credit are discussed in Note 3. There are no other amounts due to PFI or other related entities at September 30, 2005 or 2004.

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7:  LEASE OBLIGATIONS

At September 30, 2005, the Company was obligated under non-cancelable operating leases covering its facilities and certain equipment expiring through 2010. Aggregate minimum annual rentals payable are summarized as follows:

Year Ending September 30:
                   2006                                      $  949,847
                   2007                                         892,794
                   2008                                         875,949
                   2009                                         583,274
                   2010                                         379,472

The minimum rentals shown above do not include rents payable on a "month-to-month" or "cancelable" basis. Rental expense charged against operations totaled $1,786,861, $1,590,200 and $1,701,984, for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. Included in these amounts were $180,852, $190,488 and $336,389, for the fiscal years ended September 30, 2005, 2004 and 2003, respectively, paid to related parties.

NOTE 8:  PROFIT-SHARING PLAN

The Company participates in a profit-sharing plan, which covers substantially all employees who are 21 years of age and have been employed by the Company for one year. The Company contributes an amount to the plan each year that is determined by the board of directors. In fiscal 2005 and 2004, the Company matched 50.0% and 33.3%, respectively, of participant 401(k) deferrals up to a maximum of 5% of total compensation. Participant interests are vested after three years of service. Contributions to the plan were $700,580, $901,466 and $705,321, for the years ended September 30, 2005, 2004 and 2003, respectively.

NOTE 9: LITIGATION

We became aware, in the second quarter of fiscal year 2005, that the Florida Attorney General was planning to file a lawsuit against a subsidiary of ours accusing it of violating Florida lending laws and requiring it to comply with such laws in connection with 216 loans that were made by our subsidiary during the period December 2001 to March 2003. We have relied upon the case of Pioneer Military Lending v. Manning, 2 F.3d 280 (8th Cir. 1993), the Eighth Circuit Court of Appeals held that the Commerce Clause of the U.S. Constitution prevents the lending laws of the State in which a non-resident military borrower is stationed from regulating such loan transactions. In the eleven years since the Manning decision, more than 25 states have accepted the rationale in that decision and allowed us to utilize the aforementioned business model without local state regulation. While not obligated to do so, we have been cooperating fully with an inquiry conducted during the past two and a half years by the Florida Attorney General regarding the loans made from our subsidiary in Georgia to non-resident U.S. military personnel stationed in Florida. In March 2005, our subsidiary received another subpoena from the Attorney General's Office, that we interpreted as indicating that the Florida Attorney General was planning to file a lawsuit. We believe we cannot continue to meet the borrowing needs of U.S. military personnel if we are required to comply with the lending laws of each of the significant number of states that have military installations. On April 29, 2005, Pioneer Military Lending of Georgia, Inc., a Georgia corporation and wholly-owned subsidiary of ours, filed a Complaint for Declaratory Judgment, Injunctive Relief and Damages against Charlie Crist, the Attorney General of Florida, in the United States District Court for the Northern District of Florida. The complaint seeks a determination that, among other things, we and our affiliates are not subject to Florida lending laws and licensing requirements. The Company is also currently involved in various litigation matters in the ordinary course of business. The Company is not currently involved in any other litigation or proceeding that it expects, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 9A.        CONTROLS AND PROCEDURES

        Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year, which is the subject of this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

                                    PART III

ITEM    10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information regarding each person who serves as a director or executive officer of Pioneer as of September 30, 2005:

      Name             Age   Position
      ----             ---   --------

William D. Sullivan     68   Chairman, Chief Executive Officer and sole Director
Thomas H. Holcom, Jr.   59   President and Chief Operating Officer
Randall J. Opliger      48   Chief Financial Officer, Treasurer and Secretary

        William D. Sullivan is the Chairman and sole member of our board of directors. He has been a director since 1957. Mr. Sullivan has been associated with Pioneer since 1957 and has served in all levels of branch office operations as well as all management and executive capacities. He has been our Chief Executive Officer since 1963. Mr. Sullivan was one of the founders of a Kansas City bank, which merged with a multi-billion dollar bank holding company. After 20 years of service, he retired in 1987 as a member of their Kansas City regional bank executive committee and its board of directors. In addition, he has served as President of the National Second Mortgage Association, Kansas Association of Financial Services and the Consumer Credit Counseling Service. He is also former officer of the Missouri Financial Services Association and the Better Business Bureau.

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

ITEM 11.     EXECUTIVE COMPENSATION

        The following table sets forth all cash compensation we paid during each of our last three fiscal years to our Chief Executive Officer and to the other two executive officers whose total annual salary and bonus paid during fiscal year 2005 exceeded $100,000. As sole director, Mr. Sullivan has determined executive compensation with input from Mr. Holcom, as President and Chief Operating Officer.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                      ---------------------------------------------------
                                                                            Other Annual
Name and                                          Salary          Bonus     Compensation
Principal Position                    Year          ($)            ($)           ($)
------------------                    ----       ---------        --------  -------------
William D. Sullivan,                  2005        $450,000        $350,000     $5,266 (1)
  Chief Executive Officer             2004        $402,839        $300,000     $3,539 (1)
                                      2003        $352,934        $250,000     $1,491 (1)

Thomas H. Holcom, Jr.,                2005        $350,000        $410,000     $1,311 (1)
  President and Chief Operating       2004        $242,999        $335,000      $ 732 (1)
  Officer                             2003        $233,999        $320,000      $ 685 (1)

Randall J. Opliger,                   2005        $105,564        $105,000
  Chief Financial Officer,            2004        $106,386        $120,000
    Treasurer and Secretary           2003        $ 98,078        $ 80,000

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of November 30, 2005, Pioneer Financial Industries, Inc., a Nevada corporation, owns 17,136 shares of our common stock, which constitutes all of our issued and outstanding shares of common stock. We have no other class of capital stock authorized. The address of Pioneer Financial Industries, Inc. is 955 South Virginia Avenue, Suite 116, Reno, Nevada 89502. Pioneer Financial Industries, Inc. has sole voting and investment power with respect to the shares of our common stock set forth above. Neither our director nor any of our executive officers own any shares of our common stock.

        As of November 30, 2005, as the trustee or beneficiary of various trusts, William D. Sullivan had sole or shared voting or investment power over 171,420 shares, or 95.3%, of the common stock of Pioneer Financial Industries, Inc. Upon the death of Mr. Sullivan, the trust department of a commercial bank will exercise the voting rights over these shares.

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

        At September 30, 2005, we had borrowed $1,659,396 from our parent, Pioneer Financial Industries, Inc. ("PFI"), pursuant to an unsecured revolving line of credit. The line of credit is due on demand and interest accrues at the prime rate plus 2.0%. During fiscal 2005, 2004 and 2003, we made interest payments on this debt in the amount of $152,111, $145,313 and $121,346, respectively.

        During fiscal 2005, 2004 and 2003, we paid $706,333, $694,663 and
$695,578, respectively, to our parent and its subsidiaries for strategic planning, professional services and service charges, including (i) $0, $0 and $157,995, respectively, paid to Pioneer Licensing Services, Inc. ("PLS"), to acquire, develop and maintain intellectual property assets employed by us, including names, trademarks, websites, logos, branding rights and software, and to license those intellectual property rights to us as needed; and (ii) $214,333, $192,663, and $110,000, respectively, paid to Penwith Corporation ("Penwith") for strategic planning and professional services, including product identification and procurement. On September 30, 2003, as part of a corporate re-alignment, the Company purchased PLS from our parent Pioneer Financial Industries, Inc. The purchase price paid was approximately $106,000, which equaled the carrying amounts of the net assets of PLS.

        We share with Armed Services Benefits ("ASB"), a subsidiary of our parent, a portion of the commission received on each health discount card sold based on our agreement with ASB. The portion paid to ASB is approximately 26% of the total commission received. During fiscal 2005, 2004 and 2003, we paid ASB a total of $238,215, $529,808, and $491,340, respectively, in commissions and we retained a total of $690,297, $794,821 and $717,767, respectively. The amount remitted to ASB approximates its costs.

        Pioneer Sales Services, GmbH ("PSS"), a Germany subsidiary, receives a fee of approximately $100 for each loan customer it refers to one of our lending subsidiaries. During fiscal 2003 we paid this entity $597,715 which approximates its cost of identifying and making these referrals. On September 30, 2003, as part of the corporate re-alignment, the Company purchased PSS from our parent Pioneer Financial Industries, Inc. The purchase price paid was approximately $41,900, which equaled to the carrying amounts of the net assets of PSS.

        Midstate Leasing, LLC ("Midstate"), an entity owned by the controlling shareholder and certain other shareholders of our parent, leases certain office equipment, signs and automobiles to several of our subsidiaries. These operating leases are generally for nine month periods and are automatically renewable. During fiscal 2005, 2004 and 2003, payments under these leases totaled $180,852, $190,488 and $192,389, respectively.

        Prior to fiscal 2004, we rented a building from Westport Investment Corp. ("Westport"), a subsidiary of our parent. The lease expired on September 30, 2003. During fiscal 2003 we made lease payments to Westport in the amount of $144,000.

        Our customers execute a master credit agreement in connection with direct loans. The extended effectiveness of this agreement helps expedite the extension of subsequent loans to the customer. William D. Sullivan developed and copyrighted the form of this agreement, and we license it from him in return for a royalty. In fiscal 2005, the royalty averaged $2.76 per loan, and Mr. Sullivan received a total of $219,481 in royalty payments. In fiscal 2004 and 2003, the royalty averaged $2.65 and $2.47 per loan, respectively, with Mr. Sullivan receiving a total of $170,356 and $135,786 in royalty payments, respectively.

        The table below summarizes our transactions with affiliated parties:

                                                                 Year Ended September 30,
                                                          ----------------------------------------
                                             Person           2005          2004         2003
                                             ------       ------------  ------------ ------------

Interest paid on line of credit.........     PFI           $  152,111   $  145,313    $  121,346
Professional services, strategic
  planning and service charges..........     PFI              492,000      502,000       427,583
Develop and maintain intellectual property   PLS                    0            0       157,995
Product identification and procurement..     Penwith          214,333      192,663       110,000
Net proceeds from the sale of prepaid
  cellular phones and phone cards.......     Penwith                0            0             0
Commission on health discount cards.....     ASB              238,215      529,808       491,340
Loan customer referrals.................     PSS                    0            0       597,715
Lease payments for office
  equipment, signs, vehicles............     Midstate         180,852      190,488       192,389
Rent expenses...........................     Westport               0            0       144,000
Royalty payments for use of copyrighted      Mr.
form....................................     Sullivan         219,481      170,356       135,786
                                                           ----------   ----------    ----------

Total payments to affiliates............                   $1,496,992   $1,730,628    $2,378,154
                                                           ==========   ==========    ==========

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

        The aggregate fees billed for professional services rendered in fiscal years 2005 and 2004, respectively, by BKD, LLP for the audit of the Company's annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q were $58,000 and $60,328, respectively.

Audit-Related Fees

        The aggregate fees billed for audit-related services rendered in fiscal years 2005 and 2004, respectively, by BKD, LLP, which are not reported under "Audit Fees" above were $1,693 and $1,263, respectively. These fees were primarily for out of pocket expenses and research done for audit and tax services.

Tax Fees

        The aggregate fees billed for tax services rendered in fiscal years 2005 and 2004, respectively, by BKD, LLP were $27,000 and $40,110, respectively. These fees were primarily for preparation of federal and state taxes returns.

                                    PART IV


ITEM    15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a)   The following documents are filed as exhibits to this annual report:

Exhibit No     Description
----------     -----------

3.1 Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 8, 2003 (Commission No. 333-103293) (the "Initial Registration Statement")).
3.2 Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Initial Registration Statement).
3.3 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 of the Initial Registration Statement).
4.1 Amended and Restated Indenture dated as of December 15, 2004 (Incorporated by reference to Exhibit 4.1 of the Post Effective Amendment No. 2 to the Registration Statement filed with the Securities and Exchange Commission dated December 17, 2004 (Commission No. 333-103293) ("Post Effective Amendment No.2").
4.2 Form of investment note certificate (Incorporated by reference to Exhibit 4.2 of the Post Effective Amendment No. 2).
4.3 Form of junior subordinated debenture prior to November 1, 2002 (Incorporated by reference to Exhibit 4.3 of the Initial Registration Statement).
4.7 Form of Agreement between the Company and various banks named in Amended and Restated Senior Lending Agreement (Incorporated by reference to Exhibit 4.7 of the Initial Registration Statement).
4.9 Amended and Restated Senior Lending Agreement dated October 1, 2003 among the Company and various banks named therein (Incorporated by reference to Exhibit 4.9 of the Post Effective Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission dated December 12, 2003 (Commission No. 333-103293) ("Post Effective Amendment No.1").
4.10 Promissory Note dated October 1, 2003 between the Company and Pioneer Financial Industries, Inc.
4.11 Form of Rate Supplement (Incorporated by reference to Exhibit 4.11 of the Post Effective Amendment No. 2).
4.12 Form of IRA Application (Incorporated by reference to Exhibit 4.12 of the Post Effective Amendment No. 2).
4.13 Form of Offer to Purchase (Incorporated by reference to Exhibit 4.13 of the Post Effective Amendment No. 2).
10.1       Form of Readi-Loan Licensing Agreement (Incorporated by reference to
           Exhibit 10 of the Initial Registration Statement).
10.2 Office Building Lease dated January 31, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit
           10.2 of the Initial Registration Statement).
10.3 Addendum to Office Building Lease between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.3 of the Initial Registration Statement).
10.4 First Amendment to Office Building Lease dated July 19, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Initial Registration Statement).
10.5 Employment Contract between the Company and Randall J. Opliger (Incorporated by reference to Exhibit 10.5 of the Initial Registration Statement).
10.6 Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Initial Registration Statement).
10.7 Transfer of Shares dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
           Exhibit 10.7 of the Post Effective Amendment No. 1).
10.8 Capital Contribution Agreement dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit 10.8 of the Post Effective Amendment No. 1).
10.9 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
           Exhibit 10.9 of the Post Effective Amendment No. 1).
10.10 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
           Exhibit 10.10 of the Post Effective Amendment No. 1).
12 Statement regarding computation of ratios (Incorporated by reference to Exhibit 12 of the Post Effective Amendment No. 2).
21 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Post Effective Amendment No. 1).
31.1 Certificate of the Chief Executive Officer of Pioneer Financial Services, Inc. dated December 20, 2005 for the Annual Report on Form 10-K for the year ended September 30, 2005.
31.2 Certificate of the Chief Financial Officer of Pioneer Financial Services, Inc. dated December 20, 2005 for the Annual Report on Form 10-K for the year ended September 30, 2005.

32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer of Pioneer Financial Services, Inc. dated December 20, 2005.
32.2 18 U.S.C. Section 1350 Certification of Chief financial Officer of Pioneer Financial Services, Inc. dated December 20, 2005.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PIONEER FINANCIAL SERVICES, INC.


                                    By: /s/ WILLIAM D. SULLIVAN
                                        -------------------------------------
                                              William D. Sullivan
                                              Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                    Title                                 Date
----                                    -----                                 ----

/s/ WILLIAM D. SULLIVAN             Chief Executive Officer             December 20, 2005
----------------------------------- and Sole Director
William D. Sullivan                 (Principal Executive Officer)


/s/ RANDALL J. OPLIGER              Chief Financial Officer,            December 20, 2005
----------------------------------- Treasurer and Secretary
Randall J. Opliger                  (Principal Financial Officer
                                    and Principal Accounting Officer)

Exhibit No     Description
----------     -----------

3.1 Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 8, 2003 (Commission No. 333-103293) (the "Initial Registration Statement")).
3.2 Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Initial Registration Statement).
3.3 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 of the Initial Registration Statement).
4.1 Amended and Restated Indenture dated as of December 15, 2004 (Incorporated by reference to Exhibit 4.1 of the Post Effective Amendment No. 2 to the Registration Statement filed with the Securities and Exchange Commission dated December 17, 2004 (Commission No. 333-103293) ("Post Effective Amendment No.2").
4.2 Form of investment note certificate (Incorporated by reference to Exhibit 4.2 of the Post Effective Amendment No. 2).
4.3 Form of junior subordinated debenture prior to November 1, 2002 (Incorporated by reference to Exhibit 4.3 of the Initial Registration Statement).
4.7 Form of Agreement between the Company and various banks named in Amended and Restated Senior Lending Agreement (Incorporated by reference to Exhibit 4.7 of the Initial Registration Statement).
4.9 Amended and Restated Senior Lending Agreement dated October 1, 2003 among the Company and various banks named therein (Incorporated by reference to Exhibit 4.9 of the Post Effective Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission dated December 12, 2003 (Commission No. 333-103293) ("Post Effective Amendment No.1").
4.10 Promissory Note dated October 1, 2003 between the Company and Pioneer Financial Industries, Inc.
4.11 Form of Rate Supplement (Incorporated by reference to Exhibit 4.11 of the Post Effective Amendment No. 2).
4.12 Form of IRA Application (Incorporated by reference to Exhibit 4.12 of the Post Effective Amendment No. 2).
4.13 Form of Offer to Purchase (Incorporated by reference to Exhibit 4.13 of the Post Effective Amendment No. 2).
10.1       Form of Readi-Loan Licensing Agreement (Incorporated by reference to
           Exhibit 10 of the Initial Registration Statement).
10.2 Office Building Lease dated January 31, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit
           10.2 of the Initial Registration Statement).
10.3 Addendum to Office Building Lease between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.3 of the Initial Registration Statement).
10.4 First Amendment to Office Building Lease dated July 19, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Initial Registration Statement).
10.5 Employment Contract between the Company and Randall J. Opliger (Incorporated by reference to Exhibit 10.5 of the Initial Registration Statement).
10.6 Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Initial Registration Statement).
10.7 Transfer of Shares dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
           Exhibit 10.7 of the Post Effective Amendment No. 1).
10.8 Capital Contribution Agreement dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit 10.8 of the Post Effective Amendment No. 1).
10.9 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
           Exhibit 10.9 of the Post Effective Amendment No. 1).
10.10 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
           Exhibit 10.10 of the Post Effective Amendment No. 1).
12 Statement regarding computation of ratios (Incorporated by reference to Exhibit 12 of the Post Effective Amendment No. 2).
21 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Post Effective Amendment No. 1).
31.1 Certificate of the Chief Executive Officer of Pioneer Financial Services, Inc. dated December 20, 2005 for the Annual Report on Form 10-K for the year ended September 30, 2005.
31.2 Certificate of the Chief Financial Officer of Pioneer Financial Services, Inc. dated December 20, 2005 for the Annual Report on Form 10-K for the year ended September 30, 2005.
32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer of Pioneer Financial Services, Inc. dated December 20, 2005.
32.2 18 U.S.C. Section 1350 Certification of Chief financial Officer of Pioneer Financial Services, Inc. dated December 20, 2005.