Form 10-Q
period 2005-12-31
PIONEER FINANCIAL SERVICES INC
filed 2006-02-14
CIK 1216752

Prospectus Supplement Dated February 14, 2006   Filed Pursuant to Rule 424(b)(3)
to Prospectus Dated January 30, 2006 of
Pioneer Financial Services, Inc.                Registration Number 333-103293
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended: December 31, 2005

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

     Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]


     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [X]

     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes [  ]  No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of December 31, 2005
            -----                            -----------------------------------
  Common Stock, $100 par value                          17,136 shares

                        PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-Q
                                December 31, 2005

                                TABLE OF CONTENTS



                                     PART I
                              FINANCIAL INFORMATION
Item No.                                                                    Page

1.   Consolidated Financial Statements.........................................1
     Consolidated Balance Sheets at December 31, 2005
     and September 30, 2005....................................................1
     Consolidated Statements of Income for the three
     months ended December 31, 2005 and 2004...................................2
     Consolidated Statements of Stockholder's Equity for the three months ended December 31, 2005 and years ended September 30, 2005 and 2004..................................................................3
     Consolidated Statements of Cash Flows for the three months ended
     December 31, 2005 and 2004................................................4
     Condensed Notes to Consolidated Financial Statements......................5
2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations.................................................6
3.   Quantitative and Qualitative Disclosures About Market Risk...............15
4.   Controls and Procedures..................................................15


                                     PART II
                                OTHER INFORMATION

1.   Legal Proceedings........................................................15
1A.  Risk Factors.............................................................16
2.   Changes in Securities and Use of Proceeds................................16
3.   Defaults upon Senior Securities..........................................16
4.   Submission of Matters to a Vote of Security Holders......................16
5.   Other Information........................................................17
6.   Exhibits ................................................................17

21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                                PIONEER FINANCIAL SERVICES, INC.

                                   CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                           December 31,         September 30,
                                                               2005                   2005
                                                          -------------         -------------
                                                           (unaudited)

Cash and cash equivalents                                 $   4,179,899         $   1,734,925
Other investments                                             2,067,136             2,196,096

Finance receivables:
   Direct receivables                                       242,319,299           223,926,765
   Retail installment contracts                              23,085,311            23,262,974
                                                          -------------         -------------

Finance receivables before allowance
     for credit losses                                      265,404,610           247,189,739
   Allowance for credit losses                              (14,801,868)          (14,001,868)
                                                          -------------         -------------
Net finance receivables                                     250,602,742           233,187,871

Furniture and equipment, net                                  1,503,889             1,504,082
Unamortized computer software                                 1,702,578             1,987,541
Deferred income taxes                                         4,653,519             4,279,232
Prepaid and other assets                                        321,209             2,449,999
                                                          -------------         -------------

Total assets                                              $ 265,030,972         $ 247,339,746
                                                          =============         =============

                          LIABILITIES AND STOCKHOLDER'S EQUITY

Revolving credit line - banks                             $  14,180,839         $  13,965,005
Revolving credit line - affiliate                               679,789             1,659,396
Accounts payable                                                751,774             1,394,315
Accrued expenses and other liabilities                       10,794,246             9,150,199
Amortizing term notes                                       178,017,048           163,973,031
Investment notes                                             26,841,381            25,125,450
                                                          -------------         -------------
Total liabilities                                           231,265,077           215,267,396
                                                          -------------         -------------

Stockholder's equity:
   Common stock, $100 par value; authorized
      authorized 20,000 shares; issued and outstanding
      17,136 shares                                           1,713,600             1,713,600
   Retained earnings                                         32,052,295            30,347,500
  Accumulated other comprehensive income                              -                11,250
                                                          -------------         -------------

Total stockholder's equity                                   33,765,895            32,072,350
                                                          -------------         -------------

Total liabilities and stockholder's equity                $ 265,030,972         $ 247,339,746
                                                          =============         =============


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                                        Three Months Ended
                                                           December 31,
                                                  ------------------------------
                                                       2005             2004
                                                  ------------------------------
                                                   (unaudited)
Revenue
   Finance income                                  $ 18,502,275      $15,394,361
   Insurance premiums and commissions                   926,600        1,304,810
   Other income, fees and commissions                   269,060          470,532
                                                   ------------      -----------
Total revenue                                        19,697,935       17,169,703

Provision for credit losses                           4,522,972        3,304,181
Interest expense                                      3,421,339        2,537,038
                                                   ------------      -----------

Net revenue                                          11,753,624       11,328,484

Operating expenses:
   Employee costs                                     5,247,171        5,401,796
   Facilities                                         1,427,760        1,345,093
   Marketing                                            923,382          586,706
   Professional fees and other                        1,127,172        1,053,034
                                                   ------------      -----------

Total operating expenses                              8,725,485        8,386,629

Income before income taxes                            3,028,139        2,941,855
Provision for income taxes                            1,116,000        1,041,000

Net income                                         $  1,912,139      $ 1,900,855
                                                   ============      ===========

Net income per share, basic and diluted            $     111.59      $    110.93
                                                   ============      ===========






            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITYTED]

                                                                                   Accumulated
                                                                                      Other
                                                        Comon         Retained     Comprehensive
                                        Total           Stock         Earnings        Income
                                     ------------    -----------    ------------   -------------

Balance, September 30, 2003          $ 20,756,080    $ 1,713,600    $ 19,042,480   $           -


  Net income                                                           5,987,855
  Accumulated other
   comprehensive income -
    unrealized gain on equity
    securities, net of income
    taxes
  Total comprehensive income            5,987,855
  Dividend paid ($49.61 per share)       (850,117)                      (850,117)
                                     ------------    -----------    ------------   -------------

Balance, September 30, 2004            25,893,818      1,713,600      24,180,218   $           -


  Net income                                                           7,167,973
  Accumulated other
   comprehensive income -
    unrealized gain on equity
    securities, net of income
    taxes                                                                                 11,250
  Total comprehensive income            7,179,223
  Dividend paid ($58.40 per share)     (1,000,691)                    (1,000,691)
                                     ------------    -----------    ------------   -------------

Balance, September 30, 2005            32,072,350      1,713,600      30,347,500          11,250

(unaudited)
  Net income                                                           1,912,139
  Accumulated other
   comprehensive income -
    unrealized gain on equity
    securities, net of income
    taxes                                                                                (11,250)
  Total comprehensive income            1,900,889
  Dividend paid ($12.10 per share)       (207,344)                      (207,344)
                                     ------------    -----------    ------------   -------------

Balance, December 31, 2005           $ 33,765,895    $ 1,713,600    $ 32,052,295   $           -
                                     ============    ===========    ============   =============


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended December 31,
                                                           --------------------------------
                                                               2005                 2004
                                                           ------------        ------------
                                                            (unaudited)
Cash Flows from Operating Activities:
   Net income                                              $  1,912,139        $  1,900,855
   Items not requiring (providing) cash:
      Provision for credit losses on
         finance receivables                                  3,722,971           3,304,181
      Depreciation and amortization                             343,392             258,354
      Compounded interest added to
         investment notes                                       282,907             279,239
      Deferred income taxes                                    (374,287)           (371,000)
      Loss on disposal/donation of equipment                     (1,098)
   Changes in:
      Accounts payable and accrued
         expenses                                               912,126             397,101
      Prepaids and other assets                                 171,466             139,006
                                                           ------------        ------------

         Net cash provided by operating
           activities                                         6,969,616           5,907,736
                                                           ------------        ------------

Cash Flows from Investing Activities:
   Loans originated                                         (55,737,133)        (51,515,245)
   Loans purchased                                           (5,287,455)         (4,918,625)
   Loans repaid                                              41,844,070          36,012,101
   Capital expenditures                                         (57,887)           (194,041)
   Securities purchased                                        (104,930)
   Securities matured                                           223,389
                                                           ------------        ------------
         Net cash used in investing activities              (19,119,946)        (20,615,810)
                                                           ------------        ------------
Cash Flows from Financing Activities:
   Net borrowing (repayments) under lines
      of credit                                                (674,393)          2,657,688
   Proceeds from borrowings                                  31,844,834          24,612,956
   Repayment of borrowings                                  (16,367,793)        (12,908,644)
   Dividends paid                                              (207,344)           (201,348)
                                                           ------------        ------------

         Net cash provided by financing activities           14,595,304          14,160,652
                                                           ------------        ------------
Net Increase/(Decrease) in Cash                               2,444,974            (547,422)

Cash and cash equivalents, Beginning of Period                1,734,925           2,078,178
                                                           ------------        ------------
Cash and cash equivalents, End of Period                   $  4,179,899        $  1,530,756
                                                           ============        ============

Additional Cash Flow Information:
   Interest paid                                           $  3,012,875        $  2,361,741
   Income taxes paid                                       $    254,825        $      5,688


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2005 and December 31, 2004
                                   (Unaudited)

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

Principles of Consolidation
---------------------------

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

         Information with respect to December 31, 2005 and 2004, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations of the Company. The results of operations for the three months ended December 31, 2005 and 2004 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2005 and statements of stockholder's equity for the years ended September 30, 2005 and 2004 have been derived from the Company's audited consolidated balance sheet and statements of stockholder's equity.

NOTE 2:  NET INCOME PER SHARE

         Net income per share is computed based upon the weighted-average common shares outstanding of 17,136 during each period. There are no potentially dilutive securities issued and outstanding.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management's intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our annual report on Form 10-K for the period ended September 30, 2005 and set forth herein under Item 1A--Risk Factors. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements keep these risk factors in mind. These forward-looking statements are made as of the date of this filing. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

         Our finance receivables are effectively unsecured with fixed interest rates and typically have a maturity of less than 48 months. During the first three months of fiscal 2006, the size of our average finance receivable at origination was approximately $3,453. A large portion of our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

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

Finance Receivables

         Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the ends of the periods presented:

                                              As of, and For the Three
                                                   Months Ended
                                                   December 31,
                                        ----------------------------------------
                                               2005                 2004
                                        ----------------------------------------
                                            (dollars in thousands, except
                                                 for average note balance)

Finance Receivables:
   Finance receivables balance                $ 265,405          $ 216,484
   Average note balance                       $   2,575          $   2,443
   Total finance income                       $  18,502          $  15,394
   Total number of notes                        103,068             88,632

Direct Loans:
   Finance receivables balance                $ 242,320          $ 194,431
   Percent of finance receivables                 91.30%             89.81%
   Average note balance                       $   2,676          $   2,500
   Number of notes                               90,551             77,763

Retail Installment Contracts:
   Finance receivables balance                $  23,085          $  22,053
   Percent of finance receivables                  8.70%             10.19%
   Average note balance                       $   1,844          $   2,029
   Number of notes                               12,517             10,869

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

                                                     As of, and For the Three
                                                           Months Ended
                                                           December 31,
                                                  ----------------------------
                                                        2005          2004
                                                  ----------------------------
                                                     (dollars in thousands)

Finance receivables balance                           $ 265,405    $ 216,484

Average finance receivables (1)                       $ 260,396    $ 208,915

Average interest bearing liabilities (1)              $ 214,795    $ 162,579

Total finance income                                  $  18,502    $  15,394

Total interest expense                                $   3,421    $   2,537

---------------------------------------------------
(1) Averages are computed using month-end balances.


Results of Operations

         Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

         Finance Receivables. Our aggregate finance receivables increased 7.4% during the first quarter of fiscal 2006 to $265.4 million on December 31, 2005 from $247.2 million on September 30, 2005. Increased loan originations in the first quarter of fiscal 2006 helped to contribute to the highest dollar amount of year to date gain of finance receivables in our company history. This increase was due primarily to increases in finance receivables from the Internet, which grew by approximately $18.5 million or 13.8%

         Total Revenues. Finance revenues, which were 93.9% of our total revenue, in the first quarter of fiscal 2006 increased to $18.5 million from $15.4 million in the first quarter of fiscal 2005, an increase of $3.1 million or 20.2%. This increase was primarily due to an increase in average finance receivables to $260.4 million in the first quarter of fiscal 2006 from $208.9 million in the first quarter fiscal 2005, an increase of 24.6%.

         Provision for Credit Losses. The provision for credit losses in the first quarter of fiscal 2006 increased to $4.5 million from $3.3 million in the first quarter of fiscal 2005, an increase of $1.2 million or 36.4%. Net charge-offs of finance receivables in the first quarter of fiscal 2006 increased to $3.7 million from $2.3 million in the first quarter of fiscal 2005, an increase of $1.4 million or 60.9%. Net charge-offs as a percentage of average finance receivables for the first quarter of fiscal 2006 increased to 5.7% from 4.5% for the first quarter of fiscal 2005. These changes reflect the increase in our average finance receivables for the three months ended December 31, 2005 compared to the same period in 2004 as well as an increase of 2,100 in the number of customers leaving the military prior to repaying their loan and an increase in bankruptcy filings due in part to the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005, which became effective on October 17, 2005. Allowance for credit losses at December 31, 2005 increased to $14.8 million compared to $14.0 million at September 30, 2005. See also "--Credit Loss Experience and Provision for Credit Losses."

         Interest Expense. Interest expense in the first quarter of fiscal 2006 increased to $3.4 million from $2.5 million in the first quarter of fiscal 2005, an increase of $.9 million or 36%. Our average interest bearing liabilities for the three months ended December 31, 2005 increased by $52.2 million or 32.1% compared to the three months ended December 31, 2004. The weighted average interest rate was 6.4% in the first quarter of fiscal 2006 compared to 6.1% fiscal 2005.

         Operating Expense. Operating expense in the first quarter of fiscal 2006 increased to $8.7 million from $8.4 million in the first quarter of fiscal 2005, an increase of $.3 million or 3.6%. This increase arose from an increase in marketing expenses related to an increased focus on online marketing and national advertising.

          Net Income. Income before taxes in the first quarter of fiscal 2006 was $3.0 million and net income was $1.9 million compared to income before taxes of $2.9 million and net income of $1.9 million during the first quarter of fiscal 2005.

         Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

         Finance Receivables. Our aggregate finance receivables increased 9.1% during the first quarter of fiscal 2005 to $216.5 million on December 31, 2004 from $198.4 million on September 30, 2004. As of that time, the increased loan originations in the first quarter of fiscal 2005 had generated the highest quarterly gain in finance receivables in our company history. This increase was due primarily to increases in finance receivables from the Internet, which grew by more than $12.2 million or 14.5%.

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

         The following sets forth our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables as of the ends of the periods presented:

                                                 As of the Three Months Ended
                                                       December 31,
                                                   2005               2004
                                            ------------------------------------
                                                     (dollars in thousands)

Finance receivables balances                        $ 265,405         $ 216,484

Finance receivables balances 60 days
   or more past due                                 $  16,004         $   7,512

Finance receivables balances 60 days
   or more past due as a percent of
   finance receivables                                   6.03%             3.47%

Credit Loss Experience and Provision for Credit Losses

         General. Our provisions for credit losses are charged to income in amounts sufficient to maintain our allowance for credit losses at a level considered adequate to cover the probable losses inherent in our existing finance receivable portfolio. Historical credit loss experience, delinquency of finance receivables, the value of underlying collateral, current economic conditions, current military activities and management's judgment are factors used in assessing the overall adequacy of the allowance and corresponding provision for credit losses. Our allowance for credit losses is developed primarily for our direct finance receivable portfolio as our retail installment contracts are generally covered by dealer reserves. While management believes our allowance for credit losses is adequate, we may see an increase in future losses due in part to increased bankruptcy filings resulting from the enactment of the October 2005 Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 and an increase in the number of customers leaving the military prior to repayment of their loans. Both of these issues may also result in an increase in delinquencies and charge offs. At this time we still expect this increase to remain within historical ranges.



         Direct Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Finance receivables are charged-off when management deems them to be uncollectible through our normal collection procedures or they become 270 days past due. The 270-day limit is set forth in our senior lending agreement. Approximately 35% of our charge-offs occur before an account is 180 days delinquent. Our primary source of charge-offs is when a customer leaves the military prior to repaying the finance receivable. We generally structure our loans so that the entire amount is repaid prior to a customer's estimated separation from the military, and the number of our customers who depart the military early has remained relatively constant over time. We, however, cannot predict when or whether a customer may depart from the military early. Accordingly, it is difficult to implement policies and procedures to ensure that we are repaid in full prior to our customer leaving the military. Our second greatest source of loss results from customers declaring bankruptcy.

         The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans as of the ends of the periods presented:

                                                       As of, and For the Three
                                                           Months Ended
                                                           December 31,
                                                        -----------------------
                                                            2005        2004
                                                        ----------   ---------
                                                         (dollars in thousands)
Direct Loans:
   Loans charged-off                                    $    3,999   $   2,713
   Less recoveries                                             272         358
                                                        -----------  ---------
   Net charge-offs                                      $    3,727   $   2,355
                                                        ==========   =========

Average monthly balance of
   outstanding (1)                                      $  237,051   $  187,026
Percentage of net charge-offs to average
   monthly balance outstanding (2)                            6.29%        5.04%

-------------------------------------------------
(1) Averages are computed using month-end balances.
(2) December 31, 2005 and 2004 are annualized for comparison purpose.

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

         The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the ends of the periods presented.

                                                   As of, and For the Three
                                                        Months Ended
                                                        December 31,
                                                 ----------------------------
                                                     2005           2004
                                                 -------------  -------------
                                                    (dollars in thousands)
Retail Installment Contracts:
   Contracts charged-off                         $          -   $        $ 4
   Less recoveries                                          4             15
                                                 ------------   ------------
   Net charge-offs (recoveries)                  $         (4)  $      $ (11)
                                                 ============   ============

Average monthly balance of
   outstanding (1)                               $     23,345   $     21,890
Percentage of net charge-offs to average
   monthly balance outstanding (2)                      -0.07%         -0.20%

-------------------------------------------------
(1) Averages are computed using month-end balances.
(2) December 31, 2005 and 2004 are annualized for comparison purpose.

        Allowance for Credit Losses. The following table presents our allowance for credit losses on finance receivables as of the ends of the periods presented:

                                                    As of, and For the Three
                                                         Months Ended
                                                         December 31,
                                              ----------------------------------
                                                 2005                  2004
                                              ---------             ------------
                                                   (dollars in thousands)

Average finance receivables (1)               $ 260,396             $ 208,915
Provision for credit losses                   $   4,523             $   3,304
Net charge-offs                               $   3,723             $   2,344
Net charge-offs as a percentage of
   average finance receivables (2)                 5.72%                 4.49%
Allowance for credit losses                   $  14,802             $  12,201
Allowance as a percentage of average
   finance receivables                             5.68%                 5.84%

-------------------------------------------------
(1) Averages are computed using month-end balances.
(2) December 31, 2005 and 2004 are annualized for comparison purpose.

         The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for credit losses which take into consideration the historical credit loss experience of the Company, delinquency trends, current economic conditions, current or future military deployments, and the composition of the finance receivable portfolio. The Company uses various ratio analyses in evaluating prior finance receivable losses and delinquency experience. These and other analyses are used to measure historical movement of finance receivables through various levels of repayment, delinquency, and loss. These results and management's judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. As described above, these estimates are influenced by factors outside the Company's control, such as economic conditions and current or future military deployments. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See our annual report on Form 10-K; Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Critical Accounting Policies."

         The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the ends of the periods presented:

                                             As of, and For the Three
                                                  Months Ended
                                                  December 31,
                                           ---------------------------
                                              2005            2004
                                           ---------------------------
                                               (dollars in thousands)

Balance, beginning of period               $  14,002         $ 11,241
                                           ---------         --------
Charge-offs:
   Loans charged-off                          (3,999)          (2,717)
   Recoveries                                    276              373
                                           ---------         --------
Net charge-offs                               (3,723)          (2,344)
Provision for credit losses                    4,523            3,304
                                           ---------         --------
Balance, end of period                     $  14,802         $ 12,201
                                           =========         ========

Loan Origination

         Our loan origination is an important factor in determining our future revenues. Loan originations increased for the first three months of fiscal 2006 to $88.7 million from $80.8 million for the first three months of fiscal year 2005, an increase of $7.9 million or 9.8%. See " Results of Operations - Three Months Ended December 31, 2005 Compared to the Three Months ended December 31, 2004 - Finance Receivables." The record volume in the first three months of fiscal 2006 was achieved through increased expansion of our Internet distribution channel, partly through marketing agreements, which we entered into since the first quarter of fiscal year 2004.

         The following table sets forth our overall loan originations and lending activities by direct loans and retail installment contracts as of the ends of the periods presented:

                                                     As of, and For the Three
                                                          Months Ended
                                                          December 31,
                                                   ---------------------------
                                                       2005            2004
                                                   ---------------------------
                                                  (dollars in thousands, except
                                                    for average note amounts)
Total Loan Origination:
   Gross balance                                   $ 88,689           $ 80,815
   Number of finance receivable notes                25,681             24,406
   Average note amount                             $  3,453           $  3,311

Direct Loans:
   Gross balance                                   $ 83,402           $ 75,444
   Number of finance receivable notes                23,757             22,550
   Average note amount                             $  3,511           $  3,346

Retail Installment Contracts:
   Gross balance                                   $  5,287           $  5,371
   Number of finance receivable notes                 1,924              1,856
   Average note amount                             $  2,748           $  2,894

         Liquidity and Capital Resources

         A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Investing activities are our principal use of cash, which is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference, if any, between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments. Cash used in investing activities in the first three months of fiscal 2006 was approximately $19.1 million, which was funded from $7.0 million of cash from operating activities and $14.6 million from financing activities. Cash used in investing activities in the first three months of fiscal 2005 was approximately $20.6 million, which were funded from $5.9 million of cash from operating activities and $14.2 million from financing activities.

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

         On or before March 31st of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of December 31, 2005, all banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in the fundings up to an aggregate of $250 million.

         Senior Indebtedness-Bank Debt. Our senior lending agreement is an uncommitted facility, which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of December 31, 2005, we could request up to $20.1 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of December 31, 2005, we were in material compliance with all loan covenants.

         Senior Indebtedness-Parent Debt. We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2%. At December 31, 2005, there was $.7 million outstanding under this credit facility with an interest rate of 9.25%.

         Senior Indebtedness Table. As of December 31, 2005 and 2004, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of the following amounts for the ends of the periods presented:

                                                    As of December 31,
                                             ------------       ------------
                                                  2005               2004
                                             ------------       ------------
                                                 (dollars in thousands)
Revolving Credit Line (1):
   Total facility                            $     46,695       $    36,758
   Balance at end of period                  $     14,860       $    18,493
   Maximum available credit (3)              $     31,835       $    18,265

Term Notes (2):
   Total facility                            $    207,000       $   167,000
   Balance at end of period                  $    178,017       $   133,843
   Maximum available credit (3)              $     28,983       $    33,157

Total Revolving and Term Notes (1) (2):
   Total facility                            $    253,695       $   203,758
   Balance at end of period                  $    192,877       $   152,336
   Maximum available credit (3)              $     60,818       $    51,422
   Credit facility available (4)             $     20,068       $    20,852
   Percent utilization of the total facility        76.03%            74.76%

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

         Outstanding Investment Notes. We also fund our liquidity needs through the sale of unsecured investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. In the history of the program, we have never called or defaulted on these notes and we do not anticipate doing so. As of December 31, 2005, we had issued approximately $26.8 million of these investment notes at a weighted average interest rate of 9.2%.

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

Trends

         As we continue to assess and align our products to the increasingly competitive market of military lending, we continue to look for ways to remain the responsible alternative. The growth of the payday or "balloon loans" and significant increases in credit card costs or "revolving loans", suggest we fine-tune our disciplined, installment loan program. As a result, we have limited our secured lending to loans that are secured by real property and/or titled vehicles. The majority of our loans will continue to be unsecured and we will no longer accept other personal property as security for our secured loans. We anticipate this will have a slight decrease in insurance commission revenue as a result of this new focus, but our focus on helping military families eliminate the high cost of balloon and revolving loans should improve our loan originations and more than off set the commission decrease.

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

ITEM 4.  Controls and Procedures

         The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this report (evaluation date), and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Company became aware, in the second quarter of fiscal year 2005, that the Florida Attorney General was planning to file a lawsuit against a subsidiary of the Company accusing it of violating Florida lending laws and requiring it to comply with such laws in connection with 216 loans that were made by a subsidiary of the Company during the period December 2001 to March 2003. The Company has relied upon the case of Pioneer Military Lending v. Manning, 2 F.3d 280 (8th Cir. 1993), the Eighth Circuit Court of Appeals held that the Commerce Clause of the U.S. Constitution prevents the lending laws of the state in which a non-resident military borrower is stationed from regulating such loan transactions. In the eleven years since the Manning decision, more than 25 states have accepted the rationale in that decision and allowed the Company to utilize the aforementioned business model without local state regulation. While not obligated to do so, the Company has been cooperating fully with an inquiry conducted during the past two years by the Florida Attorney General regarding the loans made from the Company's subsidiary in Georgia to non-resident U.S. military personnel stationed in Florida. In March 2005 the Company's subsidiary received another subpoena from the Attorney General's Office, that the Company interpreted as indicating that the Florida Attorney General was planning to file a lawsuit. The Company believes it cannot continue to meet the borrowing needs of U.S. military personnel if it is required to comply with the lending laws of each of the significant number of states that have military installations. On April 29, 2005, Pioneer Military Lending of Georgia, Inc., a Georgia corporation and wholly-owned subsidiary of the Company, filed a Complaint for Declaratory Judgment, Injunctive Relief and Damages against Charlie Crist, the Attorney General of Florida, in the United States District Court for the Northern District of Florida. The complaint seeks a determination that, among other things, the Company and its affiliates are not subject to Florida lending laws and licensing requirements. See "Risk Factors-We are subject to many laws and governmental regulations and any changes in these laws and regulations may materially adversely affect its financial condition and business operations."

         The Company is also currently involved in various litigation matters in the ordinary course of business. Other than as described above, the Company is not currently involved in any litigation or other proceeding that it expects, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 1A.  Risk Factors

         In our annual report on Form 10-K for the period ended September 30, 2005, under "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business," we have identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business and that could cause them to differ materially from our historical results of operations, financial position, cash flow or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, us. In this quarterly report we have identified material changes in these important risks and uncertainties which include, but are not limited to, those factors described below. These factors should be read in conjunction with the factors identified in our annual report on Form 10-K for the period ended September 30, 2005 under "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business."

         If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid.

          The terms of repayment on the loans we make are generally structured so the entire loan amount is repaid prior to the customer's estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur which result in the loan not being repaid prior to our customer's departure from the military, there is an increased chance that our loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. As of December 31, 2005, we had approximately 6,300 customers who separated from the military prior to repaying our loan and who in the aggregate owed us approximately $12.0 million. Based on historical charge-off models, management believes this could result in approximately $6.8 million in charge-offs. If that amount increases or the number of our customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase.

ITEM 2.  Changes in Securities and Use of Proceeds

         On May 13, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-103293), effective. On January 13, 2004 the Securities and Exchange Commission declared our post effective amendment number 1 as filed on Form S-1 (File No. 333-103293), effective. On February 10, 2005, the Securities and Exchange Commission declared our post effective amendment number 2 as filed on From S-2 (File No. 333-103293), effective. On January 30, 2006 the Securities and Exchange Commission declared our post effective amendment number 3 as filed on Form S-2 (File No. 333-103293), effective. Pursuant to the registration statement, and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $25,000,000 on a continuous basis with an expected termination of January 31, 2007 unless terminated earlier at our discretion. We commenced the offering of these investment notes on May 20, 2003. We are currently offering the notes through our officers and employees directly without an underwriter or agent. From May 20, 2003 to December 31, 2005, we sold 534 notes in an approximate aggregate principal amount of $14,296,000. For the quarter ended December 31, 2005, we sold 51 notes in the approximate aggregate principal amount of $2,442,500. Costs incurred in connection with the preparation of the initial registration statement on Form S-1 were approximately $315,000. Our expenses incurred in connection with the issuance and distribution of the investment notes from the date our registration statement became effective, May 13, 2003, through December 31, 2005 were approximately $612,000. Expenses incurred in the first quarter of fiscal 2006 were approximately $55,000. Net proceeds from the offering through December 31, 2005, were approximately $13,684,000.

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

PIONEER FINANCIAL SERVICES, INC.


Name                             Title                                Date


/s/ William D. Sullivan     Chief Executive Officer            February 14, 2006
-------------------------   and Sole Director
William D. Sullivan        (Principal Executive Officer)


/s/ Randall J. Opliger      Chief Financial Officer,           February 14, 2006
-------------------------   Treasurer and Secretary
Randall J. Opliger         (Principal Financial Officer
                            and Principal Accounting Officer)