Form 10-Q
period 2006-06-30
PIONEER FINANCIAL SERVICES INC
filed 2006-08-14
CIK 1216752

Prospectus Supplement Dated August 14, 2006     Filed Pursuant to Rule 424(b)(3)
to Prospectus Dated  January 30, 2006 of
Pioneer Financial Services, Inc.                Registration Number 333-103293
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended: June 30, 2006

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
Yes [  ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                               Outstanding as of August 10, 2006
        -----                               ---------------------------------
   Common Stock, $100 par value                           17,136 shares

                        PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-Q
                                  June 30, 2006

                                TABLE OF CONTENTS



                                     PART I
                              FINANCIAL INFORMATION
Item No.                                                                    Page

1.  Consolidated Financial Statements..........................................1
    Consolidated Balance Sheets at June 30, 2006 and September 30, 2005........1
    Consolidated Statements of Income for the three months ended and nine months ended June 30, 2006 and 2005...................................2
    Consolidated Statements of Stockholder's Equity for the nine months ended June 30, 2006 and years ended September 30, 2005 and 2004.....3
    Consolidated Statements of Cash Flows for the nine months
    ended June 30, 2006 and 2005...............................................4
    Condensed Notes to Consolidated Financial Statements.......................5
2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations......................................................6
3.  Quantitative and Qualitative Disclosures About Market Risk................16
4.  Controls and Procedures...................................................16


                                     PART II
                                OTHER INFORMATION

1.  Legal Proceedings.........................................................16
    1A. Risk Factors..........................................................18
2.  Changes in Securities and Use of Proceeds.................................18
3.  Defaults upon Senior Securities...........................................19
4.  Submission of Matters to a Vote of Security Holders.......................19
5.  Other Information.........................................................19
6.  Exhibits .................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                       ASSETS

                                                            June 30,              September 30,
                                                              2006                    2005
                                                        ---------------         ---------------
                                                          (unaudited)

Cash and cash equivalents                               $     2,632,453         $     1,734,925
Other investments                                             3,940,575               2,196,096

Finance receivables:
   Direct receivables                                       242,889,699             223,926,765
   Retail installment contracts                              22,360,263              23,262,974
                                                        ---------------         ---------------
Finance receivables before allowance
     for credit losses                                      265,249,962             247,189,739
   Allowance for credit losses                              (15,311,868)            (14,001,868)
                                                        ---------------         ---------------
Net finance receivables                                     249,938,094             233,187,871

Furniture and equipment, net                                  1,821,707               1,504,082
Unamortized computer software                                 1,443,044               1,987,541
Deferred income taxes                                         5,305,703               4,279,232
Prepaid and other assets                                        667,330               2,449,999
                                                        ---------------         ---------------
Total assets                                            $   265,748,906         $   247,339,746
                                                        ===============         ===============

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Revolving credit line - banks                           $    11,689,185         $    13,965,005
Revolving credit line - affiliate                             1,103,781               1,659,396
Accounts payable                                                617,550               1,394,315
Accrued expenses and other liabilities                       11,542,096               9,150,199
Amortizing term notes                                       172,605,466             163,973,031
Investment notes                                             31,200,866              25,125,450
                                                        ---------------         ---------------
Total liabilities                                           228,758,944             215,267,396
                                                        ---------------         ---------------
Stockholder's equity:
Common stock, $100 par value; authorized
20,000 shares; issued and outstanding 17,136 shares           1,713,600               1,713,600
   Retained earnings                                         35,276,362              30,347,500
  Accumulated other comprehensive income                              -                  11,250
                                                        ---------------         ---------------
Total stockholder's equity                                   36,989,962              32,072,350
                                                        ---------------         ---------------
Total liabilities and stockholder's equity              $   265,748,906         $   247,339,746
                                                        ===============         ===============

            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended                     Nine Months Ended
                                                         June 30,                               June 30,
                                                --------------------------------       --------------------------------
                                                    2006                2005               2006                2005
                                                ------------        ------------       ------------        ------------

Revenue
   Finance income                               $ 18,393,935        $ 15,770,631       $ 54,340,534        $ 46,088,835
   Insurance premiums and commissions                842,502           1,261,732          2,621,508           3,859,906
   Other income, fees and commissions                583,574             257,487          1,086,974             962,034
                                                ------------        ------------       ------------        ------------
Total revenue                                     19,820,011          17,289,850         58,049,016          50,910,775

Provision for credit losses                        4,675,139           3,497,472         13,432,484           9,331,585
Interest expense                                   3,566,870           2,726,819         10,499,072           7,914,567
                                                ------------        ------------       ------------        ------------

Net revenue                                       11,578,002          11,065,559         34,117,460          33,664,623

Operating expenses:
   Employee costs                                  4,975,601           5,268,644         15,237,348          16,259,260
   Facilities                                      1,456,184           1,360,627          4,288,168           4,072,720
   Marketing                                         762,490             633,437          2,279,079           1,649,259
   Professional fees and other                     1,162,728           1,169,544          3,296,134           3,517,640
                                                ------------        ------------       ------------        ------------

Total operating expenses                           8,357,003           8,432,252         25,100,729          25,498,879
                                                ------------        ------------       ------------        ------------

Income before income taxes                         3,220,999           2,633,307          9,016,731           8,165,744
Provision for income taxes                         1,358,999             896,000          3,337,999           2,850,000
                                                ------------        ------------       ------------        ------------

Net income                                      $  1,862,000        $  1,737,307       $  5,678,732        $  5,315,744
                                                ============        ============       ============        ============

Net income per share, basic and diluted         $     108.66        $     101.38       $     331.39        $     310.21
                                                ============        ============       ============        ============


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                           Accumulated
                                                                                              Other
                                                                                          Comprehensive
                                          Total       Common Stock    Retained Earnings       Income
                                      ------------    ------------    -----------------   -------------

Balance, September 30, 2003           $ 20,756,080    $  1,713,600    $      19,042,480   $           -


  Net income                                                                  5,987,855
  Accumulated other
   comprehensive income -
    change in unrealized gain
    on equity securities, net of
    income taxes
  Total comprehensive income             5,987,855
  Dividend paid ($49.61 per share)        (850,117)                            (850,117)
                                      ------------    ------------    -----------------   -------------

Balance, September 30, 2004             25,893,818      1,713,600            24,180,218               -

  Net income                                                                  7,167,973
  Accumulated other
   comprehensive income -
    change in unrealized gain
    on equity securities, net of
    income taxes                                                                                 11,250
  Total comprehensive income             7,179,223
  Dividend paid ($58.40 per share)      (1,000,691)                          (1,000,691)
                                      ------------    ------------    -----------------   -------------

Balance, September 30, 2005             32,072,350      1,713,600            30,347,500          11,250

(unaudited)
 ---------
  Net income                                                                  5,678,732
  Accumulated other
   comprehensive income -
    change in unrealized gain
    on equity securities, net of
    income taxes                                                                                (11,250)
  Total comprehensive income             5,667,482
  Dividend paid ($43.76 per share)        (749,870)                            (749,870)
                                      ------------    ------------    -----------------   -------------

Balance, June 30, 2006                $ 36,989,962    $ 1,713,600     $      35,276,362   $           -
                                      ============    ============    =================   =============


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended June 30,
                                                        --------------------------------
                                                             2006               2005
                                                        -------------      -------------

Cash Flows from Operating Activities:
   Net income                                           $   5,678,732      $   5,315,744
   Items not requiring (providing) cash:
      Provision for credit losses on
         finance receivables                               13,432,484          9,331,585
      Depreciation and amortization                         1,068,490            755,616
      Compounded interest added to
         investment notes                                     950,472          1,041,985
      Deferred income taxes                                (1,026,471)          (666,000)
      Loss on disposal/donation of equipment                   37,299
   Changes in:
      Accounts payable and accrued
         expenses                                             464,978            341,635
      Prepaids and other assets                             1,781,609            163,876
                                                        -------------      -------------

         Net cash provided by operating
           activities                                      22,387,593         16,284,441
                                                        -------------      -------------

Cash Flows from Investing Activities:
   Loans originated                                      (137,073,905)      (135,769,373)
   Loans purchased                                        (15,183,137)       (15,386,091)
   Loans repaid                                           122,074,335        110,813,981
   Capital expenditures                                      (883,715)          (856,675)
   Securities purchased                                    (2,505,260)
   Securities matured                                         755,389
                                                        -------------      -------------

         Net cash used in investing activities            (32,816,293)       (41,198,158)
                                                        -------------      -------------

Cash Flows from Financing Activities:
   Net borrowing (repayments) under lines
      of credit                                            (1,681,281)         1,975,083
   Proceeds from borrowings                                64,117,839         65,300,534
   Repayment of borrowings                                (50,360,460)       (42,054,796)
   Dividends paid                                            (749,870)          (702,697)
                                                        -------------      -------------


         Net cash provided by financing activities         11,326,228         24,518,124
                                                        -------------      -------------

Net Increase/(Decrease) in Cash                               897,528           (395,593)

Cash and cash equivalents, Beginning of Period              1,734,925          2,078,178
                                                        -------------      -------------

Cash and cash equivalents, End of Period                $   2,632,453      $   1,682,585
                                                        =============      =============

Additional Cash Flow Information:
   Interest paid                                        $  10,279,128      $   7,750,837
   Income taxes paid                                    $   3,710,104      $   3,073,805


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2006 and June 30, 2005
                                   (Unaudited)

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

        Information with respect to June 30, 2006 and 2005, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations of the Company. The results of operations for the nine months ended June 30, 2006 and 2005 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2005 and statements of stockholder's equity for the years ended September 30, 2005 and 2004 have been derived from the Company's audited consolidated balance sheet and statements of stockholder's equity.

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

Overview

        We originate and service consumer loans and provide other financial products and services on a worldwide basis, exclusively to active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We make direct loans to our customers through referrals from a network of retail sales offices and inquiries over the Internet. We also purchase retail installment sales contracts from retail merchants who sell consumer goods to active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We refer to these consumer loans and retail installment contracts as "finance receivables".

        Our finance receivables are effectively unsecured with fixed interest rates and typically have a maturity of less than 48 months. During the first nine months of fiscal year ended September 30, 2006 ("fiscal 2006"), the size of our average finance receivable at origination was approximately $3,476. A large portion of our customers are unable to obtain traditional financing from banks, credit unions or savings and loan associations due to factors such as their age, likelihood of relocation and lack of credit history.

        Further improvement of our profitability is dependent in large part upon the growth in our outstanding finance receivables, the maintenance of loan quality, acceptable levels of borrowing costs and operating expenses and the ongoing introduction of innovative new products and services to our customer base. Since September 30, 2000, finance receivables have increased at a 14.1% annual compounded rate from $127.7 million to $247.2 million at September 30, 2005. The aggregate finance receivable increase of 24.6% for fiscal year ended September 30, 2005 ("fiscal 2005") is attributable in part to the presence of third party marketing agreements entered into in October 2003 with companies that market and sell products over the Internet to military service members. These agreements have expanded our ability to help additional military customers who need financing to effectuate Internet purchases as well as other needs. The Internet is a lower-cost method of loan origination and proceed distribution. We plan to continue to pursue innovative and efficient methods to distribute our loans, including looking for opportunities to expand the Internet portion of our business and adding new retail offices as we evaluate new military markets and possible products.

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

     We believe that the development and continual reinforcement of personal relationships with customers improves our ability to monitor their creditworthiness, reduce credit risk and generate loyal repeat customers. It is not unusual for us to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after approximately one third of the scheduled payments were made. In determining whether to refinance existing loans, we typically require loans to be current on a recency basis, and customers are required to complete a new credit application. It is against our policy to grant extensions or deferments, or allow account revisions, rewriting renewal or rescheduling to bring an otherwise delinquent account current. Our policy is that we do not refinance loans to cure a default in principal or interest. Generally, we refinance existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. In fiscal year 2005, approximately 45.8% of the number and 30.2% of the amount of our loan originations were refinancings of outstanding loans. As a customer service, we will consider a new loan request when the customer has adequately reduced his/her principal and after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. No refinancing is available to cure delinquency nor for the sole purpose of creating fee income.

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

Finance Receivables

        Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the ends of the periods presented:

                                               As of, and For the Nine
                                                   Months Ended
                                                     June 30,
                                              -----------------------
                                                 2006          2005
                                              ---------     ---------
                                           (dollars in thousands, except
                                             for average note balance)

Finance Receivables:
   Finance receivables balance                $ 265,250     $ 231,217
   Average note balance                       $   2,595     $   2,522
   Total finance income                       $  54,341     $  46,089
   Total number of notes                        102,197        91,681

Direct Loans:
   Finance receivables balance                $ 242,890     $ 208,083
   Percent of finance receivables                 91.57%        89.99%
   Average note balance                       $   2,704     $   2,594
   Number of notes                               89,816        80,223

Retail Installment Contracts:
   Finance receivables balance                $  22,360     $  23,134
   Percent of finance receivables                  8.43%        10.01%
   Average note balance                       $   1,806     $   2,019
   Number of notes                               12,381        11,458


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

                                        As of, and For the Three       As of, and For the Nine
                                              Months Ended                  Months Ended
                                                June 30,                      June 30,
                                       -------------------------      ------------------------
                                           2006           2005           2006           2005
                                       ---------       ---------      ---------      ---------
                                         (dollars in thousands)        (dollars in thousands)

Finance receivables balance            $ 265,250       $ 231,217      $ 265,250      $ 231,217

Average finance receivables (1)        $ 263,018       $ 223,406      $ 261,324      $ 215,530

Average interest bearing
liabilities (1)                        $ 213,544       $ 170,588      $ 213,778      $ 172,080

Total finance income                   $  18,394       $  15,771      $  54,341      $  46,089

Total interest expense                 $   3,567       $   2,727      $  10,499      $   7,915

----------------------------------------------------
   (1) Averages are computed using month-end balances.


Results of Operations

        Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

        Finance Receivables. Our aggregate finance receivables increased 14.7% to $265.2 million on June 30, 2006 from $231.2 million on June 30, 2005. Our aggregate finance receivables increased 3.4% during the third quarter of fiscal 2006 to $265.2 million on June 30, 2006 from $256.4 million on March 31, 2006 compared to a 7.8% increase during the third quarter of fiscal 2005 to $231.2 million on June 30, 2005 from $214.5 million on March 31, 2005. The third quarter increase was due primarily to increases in finance receivables from the Internet, which grew by more than $8.5 million or 5.7%.

        Finance Revenues. Finance revenues for the third quarter of fiscal 2006 increased to $18.4 million from $15.8 million for the third quarter of fiscal 2005, an increase of $2.6 million or 16.5%. This increase was primarily due to an increase in average finance receivables to $263.0 million in the third quarter of fiscal 2006 from $223.4 million in the third quarter fiscal 2005, an increase of 17.7%.

        Provision for Credit Losses. The provision for credit losses in the third quarter of fiscal 2006 increased to $4.7 million from $3.5 million in the third quarter of fiscal 2005, an increase of $1.2 million or 34.3%. See "Finance Receivables." This increase resulted from a combination of increases in both the allowance for loan losses due to the growth in our loan portfolio and an increase in our net charge-offs. Our loan portfolio increased by 14.7% or $34.0 million as mentioned above. In addition, our net charge-offs as a percentage of average finance receivables for the third quarter of fiscal 2006 increased to 6.3% from 4.8% for the third quarter of fiscal 2005. This increase is due to a higher number of customers leaving the military prior to repaying their loan, longer-term military deployments as a result of the Middle East hostilities and other deployments of military personnel overseas. In addition, rising gasoline prices as well as other general economic factors have attributed to this increase. Allowance for credit losses at June 30, 2006 increased to $15.3 million compared to $14.0 million at September 30, 2005. See also "--Credit Loss Experience and Provision for Credit Losses."

        Interest Expense. Interest expense in the third quarter of fiscal 2006 increased to $3.6 million from $2.7 million in the third quarter of fiscal 2005, an increase of $.9 million or 33.3%. Our average interest bearing liabilities for the three months ended June 30, 2006 increased by $43.0 million or 25.8% compared to the three months ended June 30, 2005. The weighted average interest rate increased to 6.5% in the third quarter of fiscal 2006 from 6.1% in the third quarter of fiscal 2005 due to the increase in market interest rates.

        Net Income. Income before taxes in the third quarter of fiscal 2006 was $3.2 million and net income was $1.9 million compared to income before taxes of $2.6 million and net income of $1.7 million during the third quarter of fiscal 2005. These increases were primarily attributed to higher finance receivables and relatively stable operating expenses partially reduced by an increased provision for credit losses and interest expense.

        Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

        Finance Receivables. Our aggregate finance receivables increased 7.3% during the first nine months of fiscal 2006 to $265.3 million from $247.2 million on September 30, 2005, compared to a 16.5% increase during the first nine months of fiscal 2005 to $231.2 million from $198.4 million on September 30, 2004. The fiscal 2006 increase was due primarily to increases in finance receivables from the Internet, which grew by more than $24.3 million or 18.1%. The Internet is a lower-cost method of loan origination and proceed distribution, and we plan to continue to increase this distribution channel in the future.

        Finance Revenues. Finance revenues for the first nine months of fiscal 2006 increased to $54.3 million from $46.1 million for the first nine months of fiscal 2005, an increase of $8.2 million or 17.8%. This increase was primarily due to the increase in average finance receivables to $261.3 million in fiscal 2006 from $215.5 million in fiscal 2005, an increase of 21.3%.

        Provision for Credit Losses. The provision for credit losses in the first nine months of fiscal 2006 increased to $13.4 million from $9.3 million in the first nine months of fiscal 2005, an increase of $4.1 million or 44.1%. This increase resulted from the increase in the allowance for loan losses due to growth in our loan portfolio and an increase in loan losses. While our net charge-offs of finance receivables in the first nine months of fiscal 2006 increased to $12.1 million from $7.5 million in the first nine months of fiscal 2005, as a percent of average finance receivables, net charge-offs increased to 6.2% during the nine months ending June 30, 2006 from 4.7% during the same period last year. Our allowance for credit losses at June 30, 2006 increased to $15.3 million from $13.0 million at June 30, 2005, an increase of $2.3 million, or 17.7%. These increases reflect the increase in our average finance receivables portfolio, an increase in bankruptcy filings due in part to the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005, which became effective on October 17, 2005, rising gasoline prices, the effects of Hurricane Katrina as well as other general economic factors. In addition, this increase can be attributed in part to a higher number of customers leaving the military prior to repaying their loan, longer-term military deployments as a result of the Middle East hostilities and other deployments of military personnel overseas,. See also "--Credit Loss Experience and Provision for Credit Losses."

        Interest Expense. Interest expense in the first nine months of fiscal 2006 increased to $10.5 million from $7.9 million in the first nine months of fiscal 2005, an increase of $2.6 million or 32.9%. This is the result of an increase of $41.7 million in our average interest bearing liabilities for the nine months ended June 30, 2006 or 24.2 % compared to the nine months ended June 30, 2005. The weighted average interest rate increased to 6.5% in the first nine months of fiscal 2006 from 6.1% in the first nine months of fiscal 2005 due to the increase in market interest rates.

        Operating Expense. Operating expenses in the first nine months of fiscal 2006 decreased to $25.1 million from $25.5 in the first nine months of fiscal 2005 a decrease of $.4 million or 1.6%. This decrease was primarily due to a decrease in employment costs for technology and other professionals needed last year during the conversion to our new integrated lending system.

         Net Income. Income before taxes in the first nine months of fiscal 2006 was $9.0 million and net income was $5.7 million compared to income before taxes of $8.2 million and net income of $5.3 million during the first nine months of fiscal 2005. These increases were primarily attributed to higher finance receivables partially reduced by an increased provision for credit losses and interest expense.

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

        The following sets forth our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables as of the ends of the periods presented:

                                                As of the Nine Months Ended
                                                        June 30,
                                                ---------------------------
                                                    2006            2005
                                                -----------     -----------
                                                   (dollars in thousands)

Finance receivables balances                    $   265,250     $   231,217

Finance receivables balances 60 days
   or more past due                             $    13,233     $     7,691

Finance receivables balances 60 days
   or more past due as a percent of
   finance receivables                                 4.99%           3.33%


Credit Loss Experience and Provision for Credit Losses

        General. Our provisions for credit losses are charged to income in amounts sufficient to maintain our allowance for credit losses at a level considered adequate to cover the probable losses inherent in our existing finance receivable portfolio. Historical credit loss experience, delinquency of finance receivables, the value of underlying collateral, current economic conditions, current military activities and management's judgment are factors used in assessing the overall adequacy of the allowance and corresponding provision for credit losses. Our allowance for credit losses is developed primarily for our direct finance receivable portfolio as our retail installment contracts are generally covered by dealer reserves. While management believes our allowance for credit losses is adequate, we have experienced an increase in losses due in part to increased bankruptcy filings resulting from the enactment of the October 2005 Bankruptcy Abuse Prevention and Consumer Protection Act of 2005, an increase in the number of customers leaving the military prior to the final repayment of their loan, and longer-term military deployments as a result of the Middle East hostilities and other deployments of military personnel overseas. Typically when customers leave the military prior to the repayment of their loans, the ability to collect the loan balance is reduced as there is a transition period from military life to civilian. The majority of these customers are electing to get out of the military instead of serving long-term deployments in the Middle East. In addition, because many of our customers have been deployed in the Middle East longer than anticipated or may be subject to other long-term deployments overseas, our collection philosophy prevents any aggressive collection efforts while these service members are deployed in a war zone. We attempt to locate individuals that may have a power of attorney to handle the financial obligations during deployments, and we send letter or email correspondence, but we do not aggressively attempt to employ normal collection techniques to those defending our freedoms. Furthermore, family members of deployed customers may not have sufficient resources to repay the loan. All of these issues have resulted in an increase in delinquencies and charge offs, but at this time, we expect this increase to remain within historical ranges.

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

        The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans as of the ends of the periods presented:

                                            As of, and For the Three      As of, and For the Nine
                                                 Months Ended                 Months Ended
                                                  June 30,                      June 30,
                                           -------------------------      -----------------------
                                              2006           2005            2006          2005
                                           ---------      ---------       ---------     ---------
                                            (dollars in thousands)         (dollars in thousands)
Direct Loans:
   Loans charged-off                       $   4,505      $   3,036       $  13,088     $   8,714
   Less recoveries                               328            362             931         1,146
                                           ---------      ---------       ---------     ---------
   Net charge-offs                         $   4,177      $   2,674       $  12,157     $   7,568
                                           =========      =========       =========     =========

Average monthly balance of
   outstanding (1)                         $ 240,517      $ 200,295       $ 238,437     $ 192,921
Percentage of net charge-offs to average
   monthly balance outstanding (2)              6.95%          5.34%           6.80%         5.23%

-------------------------------------------------
      (1) Averages are computed using month-end balances.
      (2) June 30, 2006 and 2005 are annualized for comparison purpose.


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

                                            As of, and For the Three      As of, and For the Nine
                                                Months Ended                    Months Ended
                                                  June 30,                        June 30,
                                           ------------------------       -----------------------
                                             2006            2005            2006          2005
                                           ---------      ---------       ---------     ---------
                                            (dollars in thousands)         (dollars in thousands)
Retail Installment Contracts:
   Contracts charged-off                   $       -      $       6       $       -     $      12
   Less recoveries                                12             22              35            48
                                           ---------      ---------       ---------     ---------
   Net charge-offs (recoveries)            $     (12)     $     (16)      $     (35)    $     (36)
                                           =========      =========       =========     =========


Average monthly balance of
   outstanding (1)                         $  22,501      $  23,111          $ 22,887   $  22,609
Percentage of net charge-offs to average
   monthly balance outstanding (2)             -0.21%         -0.28%            -0.20%      -0.21%

-------------------------------------------------
  (1) Averages are computed using month-end balances.
  (2) June 30, 2006 and 2005 are annualized for comparison purpose.

     Allowance for Credit Losses. The following table presents our allowance for credit losses on finance receivables as of the ends of the periods presented:

                                            As of, and For the Three       As of, and For the Nine
                                                  Months Ended                 Months Ended
                                                    June 30,                     June 30,
                                           -------------------------       -----------------------
                                              2006            2005            2006          2005
                                           ---------       ---------       ---------     ---------
                                             (dollars in thousands)         (dollars in thousands)

Average finance receivables (1)            $ 263,018       $ 223,406       $ 261,324     $ 215,530
Provision for credit losses                $   4,675       $   3,497       $  13,432     $   9,332
Net charge-offs                            $   4,165       $   2,658       $  12,122     $   7,532
Net charge-offs as a percentage of
   average finance receivables (2)              6.33%           4.76%           6.18%         4.66%
Allowance for credit losses                $  15,312       $  13,041       $  15,312     $  13,041
Allowance as a percentage of average
   finance receivables                          5.82%           5.84%           5.86%         6.05%

----------------------------------------
  (1) Averages are computed using month-end balances.
  (2) June 30, 2006 and 2005 are annualized for comparison purpose.


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

     The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the ends of the periods presented:

                                As of, and For the Three     As of, and For the Nine
                                      Months Ended                 Months Ended
                                        June 30,                     June 30,
                                ------------------------   -------------------------
                                   2006           2005        2006            2005
                                --------       ---------   ---------       ---------
                                 (dollars in thousands)      (dollars in thousands)

Balance, beginning of period    $ 14,802       $  12,201   $  14,002       $  11,241
                                --------       ---------   ---------       ---------
Charge-offs:
   Loans charged-off              (4,505)         (3,041)    (13,088)         (8,726)
   Recoveries                        340             384         966           1,194
                                --------       ---------   ---------       ---------
Net charge-offs                   (4,165)         (2,657)    (12,122)         (7,532)
Provision for credit losses        4,675           3,497      13,432           9,332
                                --------       ---------   ---------       ---------
Balance, end of period          $ 15,312       $  13,041   $  15,312       $  13,041
                                ========       =========   =========       =========

Loan Origination

        Our loan origination is an important factor in determining our future revenues. Loan originations increased for the first nine months of fiscal 2006 to $218.4 million from $217.6 million for the first nine months of fiscal year 2005, an increase of $.8 million or .3%. See " Results of Operations - Nine Months Ended June 30, 2006 Compared to the Nine Months ended June 30, 2005 - Finance Receivables." The record volume in the first nine months of fiscal 2006 was achieved through increased expansion of our Internet distribution channel, partly through marketing agreements, which we entered into since the first quarter of fiscal year 2004.

        The following table sets forth our overall loan originations and lending activities by direct loans and retail installment contracts as of the ends of the periods presented:

                                       As of, and For the Three     As of, and For the Nine
                                            Months Ended                   Months Ended
                                              June 30,                       June 30,
                                       ------------------------     -----------------------
                                         2006            2005           2006            2005
                                       ---------      ---------     -----------    --------
                                     (dollars in thousands, except for average note amounts)
Total Loan Origination:
   Gross balance                       $  77,828      $  84,506     $   218,385    $  217,627
   Number of finance receivable notes     22,108         23,754          62,828        63,547
   Average note amount                 $   3,520      $   3,558     $     3,476    $    3,425

Direct Loans:
   Gross balance                       $  72,921      $  79,245     $   203,202    $  200,846
   Number of finance receivable notes     20,435         21,920          57,480        57,832
   Average note amount                 $   3,568      $   3,615     $     3,535    $    3,473

Retail Installment Contracts:
   Gross balance                       $   4,907      $   5,261     $    15,183    $   16,781
   Number of finance receivable notes      1,673          1,834           5,348         5,715
   Average note amount                 $   2,933      $   2,869     $     2,839    $    2,936


Liquidity and Capital Resources

        A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Investing activities are our principal use of cash, which is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference, if any, between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments. Cash used in investing activities in the first nine months of fiscal 2006 was approximately $32.8 million, which was funded from $22.3 million of cash from operating activities and $11.3 million from financing activities. Cash used in investing activities in the first nine months of fiscal 2005 was approximately $41.2 million, which were funded from $16.3 million of cash from operating activities and $24.5 million from financing activities.

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

        On or before March 31st of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of June 30, 2006, all banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in the fundings up to an aggregate of $270 million.

        Senior Indebtedness-Bank Debt. Our senior lending agreement is an uncommitted facility, which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of June 30, 2006, we could request up to $26.8 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of June 30, 2006, we were in material compliance with all loan covenants.

        Senior Indebtedness-Parent Debt. We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2%. At June 30, 2006, there was $1.1 million outstanding under this credit facility with an interest rate of 10.25%.

        Senior Indebtedness Table. As of June 30, 2006 and 2005, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of the following amounts for the ends of the periods presented:

                                               As of June 30,           As of September,
                                         ---------------------------    ----------------
                                            2006              2005            2005
                                         ---------         ---------    ----------------
                                                    (dollars in thousands)
Revolving Credit Line (1):
   Total facility                        $  49,341         $  47,034    $         47,444
   Balance at end of period              $  12,793         $  17,467    $         15,624
   Maximum available credit (3)          $  36,548         $  29,567    $         31,820

Term Notes (2):
   Total facility                        $ 225,000         $ 207,000    $        207,000
   Balance at end of period              $ 172,605         $ 145,973    $        163,973
   Maximum available credit (3)          $  52,395         $  61,027    $         43,027

Total Revolving and Term Notes (1) (2):
   Total facility                        $ 274,341         $ 254,034    $        254,444
   Balance at end of period              $ 185,398         $ 163,440    $        179,597
   Maximum available credit (3)          $  88,943         $  90,594    $         74,847
   Credit facility available (4)         $  26,802         $  21,534    $         18,154
   Percent utilization of the
     total facility                          67.58%            64.34%              70.58%

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

        Outstanding Investment Notes. We also fund our liquidity needs through the sale of unsecured investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. In the history of the program, we have never called or defaulted on these notes and we do not anticipate doing so. As of June 30, 2006, we had issued approximately $31.2 million of these investment notes at a weighted average interest rate of 9.3%.

        The sale of these notes provides us with additional liquidity and capital resources. Issuing these notes increases our tangible net worth, as defined in the senior lending agreement, which allows us to borrow larger amounts under our senior lending agreement. To finance growth in our finance receivables portfolio, we intend to borrow additional funds under our senior lending agreement from time to time as we sell additional notes.

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

ITEM 4.  Controls and Procedures

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this report (evaluation date), and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

        The Company is also currently involved in various litigation matters in the ordinary course of business. Other than as described below, the Company is not currently involved in any litigation or other proceedings that it expects, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations and cash flows.

        State Actions. For 13 years, the Company has relied upon Pioneer Military Lending v. Manning ("Manning"), 2 F.3d 280 (8th Cir. 1993) ("Manning") for operation of its military lending business. Under Manning, the Eighth Circuit Court of Appeals held that the Commerce Clause of the U.S. Constitution prevents the lending laws of the state in which a non-resident military borrower is stationed from regulating such loan transactions. Since the Manning decision, more than 25 states have accepted the rationale in that decision and allowed the Company to utilize the aforementioned business model without local state regulation.

        California Action. On May 19, 2006, the Department of Corporations of the State of California ("Department") rescinded OP 6547CFLL, a specific ruling issued on March 26, 1996. This specific ruling held that ". . . Pioneer is not engaging in the business of a Finance lender . . ." as long as Pioneer followed the model of lending set forth in Manning and, therefore, did not need to register under the California Finance Lenders' Law ("CFLL"). In connection with recession of this specific ruling, the Department demanded that two wholly-owned subsidiaries of the Company, Pioneer Military Lending, Inc., a Washington corporation ("PMLI"), and Pioneer Military Lending of Nevada, Inc., a Nevada corporation ("PML-Nevada"), either cease making loans to non-resident military borrowers in California or become licensed under the CFLL.

     On June 28, 2006, PMLI, joined by PML-Nevada, filed a Complaint for Declaratory Judgment, Injunctive Relief and Damages against Preston DuFauchard, Commissioner of the Department, in the United States District

Court for the Eastern District of California. Pioneer Military Lending, Inc., and Pioneer Military Lending of Nevada, Inc. v. Preston DuFauchard, Case No. 2:06-CV-01445-LKK-PAN (E.D. Cal.). The Complaint seeks a determination that, among other things, the Company and its affiliates are not subject to California lending laws and licensing requirements.

     On July 21, 2006, the Company's motion for preliminary injunction with respect to PMLI was granted. PMLI is located in the State of Washington and makes loans exclusively to US military personnel located in California, among other states who are not residents of California. The Order granting the preliminary injunction stated, inter alia:

     ... although defendant has asserted state interests having to do with protecting borrowers and promoting sound lending practices, he fails to articulate what interest, if any, California has in protecting non-California residents from the activities of a lender regulated by another state. See Manning, 2 F.3d at 284 (citing MITE Corp., 457 U.S. at 644 (state has no interest for purposes of Commerce Clause in protecting non-residence under securities laws) (Order p. 34)

The Department has not appealed the Order, but has until August 21, 2006 to do so. Should the Department appeal, the Company believes its position has substantial merit.

     With respect to PML-Nevada, the Court denied the Company's motion and held that PML-Nevada, which makes loans solely by the Internet exclusively to US military personnel, could make no loans to California residents regardless where located, without first becoming licensed under the CFLL. As part of its analysis, the Court discussed that while the loan to a US military personnel from PML-Nevada was entered into when the US military personnel was stationed abroad or in another State, the US military personnel had indicated on the Leave and Earnings Statement ("LES") that his or her residence is in California. PML-Nevada has complied with the Court's ruling by ceasing to lend to any US military personnel over the Internet who has indicated on the LES that he or she is a resident of California, but believes the ruling to be erroneous, in several respects. Primary among those is that the Order is contrary to many Supreme Court cases holding that a State cannot control or regulate business transactions of residence which occur outside the State "Item 1A. Risk Factors -- The Company's internet and retail lending activities may be subject to State lending regulations."

     Florida Action. In the second quarter of fiscal year 2005, the Company became aware that the Florida Attorney General was planning to file a lawsuit against a subsidiary of the Company accusing it of violating Florida lending laws and requiring it to comply with such laws in connection with 216 loans that were made by a subsidiary of the Company during the period December 2001 to March 2003. The Company had closed its Florida office for other business reasons in March of 2003 well before it had any reason to believe that the Florida Attorney General had any issues with its activities in Florida.

     While not obligated to do so, the Company has been cooperating fully with an inquiry conducted during the past three years by the Florida Attorney General regarding the loans made from the Company's subsidiary in Georgia to non-resident U.S. military personnel stationed in Florida. In March 2005 the Company's subsidiary received another subpoena from the Attorney General's Office, that the Company interpreted as indicating that the Florida Attorney General was planning to file a lawsuit.

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

     On March 29, 2006, the Motion for preliminary injunction requested by the Company was denied. In its Order denying that motion, the District Court distinguished the Manning case on the ground that Missouri law, unlike Florida law, required the Company to maintain a full-service office in Missouri. In finding that the Company failed to meet the high "substantial likelihood of success on the merits" standard for granting a preliminary injunction, the District Court stated that "applying the Florida Consumer Protection Act to Pioneer loans is not likely to violate the Commerce Clause." While the injunction was denied, the District Court also denied in large part the Attorney General's Motion to Dismiss the Company's Complaint for Declaratory and Damages against Charles Christ, Attorney General of Florida. The District Court stated, among other things, that the Company's "allegation is sufficient to state a commerce clause violation." On March 31, 2006 the Company filed an appeal of the District Court's denial of the preliminary injunction with the United States Circuit Court of Appeals, Eleventh Circuit, as the

Company believes its appeal has substantial merit. See this quarterly report on Form 10-Q, "Item 1A. Risk Factors -- The Company's internet and retail lending activities may be subject to State lending regulations."

ITEM 1A.  Risk Factors

     In our annual report on Form 10-K for the period ended September 30, 2005, we have identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business and that could cause them to differ materially from our historical results of operations, financial position, cash flow or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, us. In this quarterly report we have identified material changes in these important risks and uncertainties which include, but are not limited to, those factors described below. These factors should be read in conjunction with the factors identified in our annual report on Form 10-K for the period ended September 30, 2005 UNDER "ITEM 1. BUSINESS--FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS."

     If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid.

     The terms of repayment on the loans we make are generally structured so the entire loan amount is repaid prior to the customer's estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur which result in the loan not being repaid prior to our customer's departure from the military, there is an increased chance that our loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. As of June 30, 2006, we had approximately 6,170 customers who separated from the military prior to repaying our loan and who in the aggregate owed us approximately $12.1 million. Based on historical charge-off models, management believes this could result in approximately $6.8 million in charge-offs. If that amount increases or the number of our customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase. This may have a materially adverse effect on cashflow, results of operations and financial conditions.

     The Company's internet and retail lending activities may be subject to State lending regulations.

     We are subject to regulation by States where our lending subsidiaries are located. Recently, one state has reversed its position and now takes the position that our internet lending activity is subject to their State regulation if the loan is to a resident even if the transaction occurs outside the State's borders. If this State and other States were ultimately successful in requiring us to become licensed in each state this would have a material adverse effect on our results of operations and business and could adversely impact our ability to repay the investment notes.

ITEM 2.  Changes in Securities and Use of Proceeds

     On May 13, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-103293), effective. On January 13, 2004 the Securities and Exchange Commission declared our post effective amendment number 1 as filed on Form S-1 (File No. 333-103293), effective. On February 10, 2005, the Securities and Exchange Commission declared our post effective amendment number 2 as filed on From S-2 (File No. 333-103293), effective. On January 30, 2006 the Securities and Exchange Commission declared our post effective amendment number 3 as filed on Form S-2 (File No. 333-103293), effective. Pursuant to the registration statement, and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $25,000,000 on a continuous basis with an expected termination of January 31, 2007 unless terminated earlier at our discretion. We commenced the offering of these investment notes on May 20, 2003. We are currently offering the notes through our officers and employees directly without an underwriter or agent. From May 20, 2003 to June 30, 2006, we sold 680 notes in an approximate aggregate principal amount of $19,231,000. For the quarter ended June 30, 2006, we sold 74 notes in the approximate aggregate principal amount of $2,790,000. Costs incurred in connection with the preparation of the initial registration statement on Form S-1 were approximately $315,000. Our expenses incurred in connection with the issuance and distribution of the investment notes from the date our registration statement became effective, May 13, 2003, through June 30, 2006 were approximately $706,000. Expenses incurred in the third quarter of fiscal 2006 were approximately $47,000. Net proceeds from the offering through June 30, 2006, were approximately $18,525,000.

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

PIONEER FINANCIAL SERVICES, INC.


Name                                    Title                          Date


/s/ William D. Sullivan             Chief Executive Officer      August 14, 2006
-------------------------------     and Sole Director
William D. Sullivan                 (Principal Executive Officer)


/s/ Randall J. Opliger              Chief Financial Officer,     August 14, 2006
-------------------------------     Treasurer and Secretary
Randall J. Opliger                  (Principal Financial Officer
                                    and Principal Accounting Officer)