Form 10-K
period 2006-09-30
PIONEER FINANCIAL SERVICES INC
filed 2006-12-19
CIK 1216752

======================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2006

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


Class                                      Outstanding as of September 30, 2006
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

                        PIONEER FINANCIAL SERVICES, INC.


                                    FORM 10-K

                               September 30, 2006


                                TABLE OF CONTENTS


Item No.                                                                    Page

PART I
   ITEM 1.  BUSINESS.........................................................1

   ITEM 1A. RISK FACTORS.....................................................7

   ITEM 2.  PROPERTIES.......................................................10

   ITEM 3.  LEGAL PROCEEDINGS................................................10

PART II
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY , RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.................13

   ITEM 6.  SELECTED FINANCIAL DATA..........................................13

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION.........................................14

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................27

   ITEM 9A. CONTROLS AND PROCEDURES..........................................43

PART III
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............43

   ITEM 11. EXECUTIVE COMPENSATION...........................................43

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS..................................44

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
            INDEPENDENCE.....................................................44

   ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES...........................45

PART IV
   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES..........................46

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K for the fiscal year ended September 30, 2006 ("report") contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in the "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business" section of this report. If any of the events described in "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business" occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

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

      In June 2006, we were awarded the Stevie(R) Award for the "Best Corporate Social Responsibility Program" at the American Business Awards banquet in New York City. Called "the business world's own Oscars" by The New York Post, the awards are the only national, all-encompassing business awards program honoring great performances in the workplace. William D. Sullivan, Chief Executive Officer, and Thomas H. Holcom Jr., President and Chief Operating Officer, were also named Ernst and Young's "Entrepreneur of the Year for Social Responsibility" for the Central Midwest Region this year. The award identifies, honors, and supports entrepreneurs who have successfully built and grown world-class business organizations. They received the award for their ability to combine entrepreneurial skills and attitudes with our passion to educate the military market we serve, neither of which would be possible without the 300 "intrapreneurs" that make our company great: our associates. Following the heels of the last two awards, we were recognized for the second time in three years as one of the "Best Medium Companies to Work for in America." In June 2006, the award was presented by the Society for Human Resource Management and the Great Place to Work(R) Institute, and was based on a randomly distributed employee opinion survey, where associates answered questions about their organization's workplace culture.

      Pioneer's Chief Strategy Officer and recently promoted Chief Lending Officer, Joe Freeman was named to the elite "40 under 40" class of 2006 by Kansas City's Ingram's Magazine. This distinction recognizes talented individuals who are making a positive impact on the city. Winners were chosen based on their ambition, work ethic, dedication to family and friends as well as a serious commitment to the Kansas City community. Our local offices have also received recognition this year: The Hephzibah, Ga., location outside of Fort Gordon captured a prestigious Better Business Bureau Torch Award for Marketplace Ethics. Our Code of Conduct for Military Families--created several years ago as a guide on how to serve the military market--was cited as a key factor in the decision, along with the superior service provided by the staff.

      We also champion various pieces of legislature in support of military families such as those that set a ceiling on interest rates that can be charged to military service members and those that oppose predatory lending practices. Through sponsorship and underwriting of U.S. military programs and educational efforts, we actively support initiatives aimed at improving the quality of life for U.S. military personnel and their families. Our operations and financial products are also designed to meet the needs of these military service personnel. We also offer payment protection plans in the form of credit life and credit accident and health insurance to our loan customers, to be purchased at their discretion. This insurance is issued by a non-affiliated insurance company. Furthermore, we sell roadside assistance packages and discount cards to our loan customers, to be purchased at their discretion. These products are issued by a non-affiliated third party.

      Generally, all managers and a majority of associates in our retail offices have earned a CCRR certification, Certified Credit Report Reviewer, by the Institute of Consumer Financial Education, a third party non-profit organization. In addition a majority of our managers have received, or are working towards becoming Accredited Financial Counselors "AFC" as designated by the Association for Financial Counseling and Planning Education, which is also a third party non-profit organization that is created to promote the education and training of professionals in financial management. Through this certification, an AFC is endorsed as a financial counselor who has certified skills to assist individuals and families through the process of financial decision making, while maintaining the highest ethical standards as written in the AFC Code of Ethics, and seeking up-to-date knowledge through continuing education in the fields of personal finance and financial counseling.

      Our lending subsidiaries originate and service direct consumer loans made to customers referred by our retail office network and our unaffiliated strategic partners. Some subsidiaries also purchase retail installment contracts generated by merchants when active duty or retired career U.S. military personnel or U.S. Department of Defense employees purchase consumer goods. As of September 30, 2006:

  o We have two full service lending subsidiaries strategically located throughout the United States. Our lending subsidiaries are responsible for all direct lending activity. They receive applications from customers, make all underwriting decisions, generate loan documents and necessary disclosures, prepare loan disbursements, maintain loan documentation and service outstanding direct loans. If a customer is approved for a loan, in addition to loan disclosures, he or she receives information regarding credit insurance. If the customer chooses to purchase this insurance, licensed insurance agent employees of the lending subsidiary sell this protection on behalf of an unaffiliated insurance company.

  o We have another lending subsidiary that also originates and services loans to customers primarily via the Internet. It also originates loans to customers referred by a German subsidiary. Our Internet lending capability allows customers to apply online via the Internet and receive loan proceeds electronically. If a customer is approved and accepts the loan offer, loan proceeds are generally deposited into the customer's bank account within 24 hours. This lending subsidiary also offers payment protection plans in the form of credit life insurance and credit accident and health insurance products over the Internet to customers who choose this option. The lending activities of this subsidiary have continued to increase because we entered into third party marketing agreements in October 2003 with companies who market and sell products over the Internet to military service members. We also have increased our internal internet marketing resources focused on growing the awareness of our products and services in the marketplace. These agreements have expanded our ability to help additional military customers who need financing to effectuate Internet purchases as well as other needs. Either party may terminate these agreements after 180 days written notice. See "- Regulations - The New Lending Act for Service Members".

  o We have another subsidiary that operates our retail network of 19 offices located in 13 states. Our retail network offices are located in close proximity to, but not on, U.S. military installations. They are typically located in retail strip shopping centers. We continually review our retail network to determine how to best deploy our resources and look for opportunities for expansion. Our locations were strategically selected based on several criteria including market size of military installation, convenience and growth and profitability opportunities. The retail network refers loans to our lending subsidiaries and sells various financial products and services, which are designed for military personnel to purchase at their option. These products include referrals for installment loans and mortgages, roadside assistance packages and discount cards. At no charge to our customers, our retail offices also provide credit bureau analysis, child fingerprinting cards, tax services discounts, video e-mail, military email.com, copying, fax, notary, voter registration and financial education courses. These courses include a program called Break the Debt Cycle training that we developed to help military families move toward financial independence. To further support our education initiatives, we offer discounted tuition rates for service members and their families from an accredited university to assist in completion of a college degree on-line. Our retail network refers customers to our lending subsidiaries and expedites the loan application process. None of our retail offices will expedite a loan application process for residents of the state in which the office is located, unless we have a lending license in that state.

  o We also have subsidiaries that purchase individual, and portfolios of, retail installment contracts, which meet our quality standards and return on investment objectives from approximately 90 retail merchants. Retail installment contracts are finance receivable notes generated by a single purchase of consumer goods by active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We generally acquire these contracts without recourse to the originating merchant. However, most retail merchant reserve agreements allow us to withhold funds from the merchant's proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible. Retail installment contracts generally have maximum terms of 48 months.

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

      With 20+ years experience underwriting, originating, monitoring and servicing consumer loans to the Military Market, we have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we have developed a sophisticated, proprietary scoring model that focuses on the unique characteristics of the Military Market as well as traditional credit scoring variables. This has allowed us to profitably service a market niche. We incorporated these proprietary underwriting guidelines and scoring model into our loan origination system to facilitate auto-decisioning and risk-based pricing on our loans.

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

      We believe that the development and continual reinforcement of personal relationships with customers improves our ability to monitor their creditworthiness, reduce credit risk and generate loyal repeat customers. It is not unusual for us to have made a number of loans to the same customer over the course of several years which were refinanced with a new loan after approximately one third of the scheduled payments were made. In determining whether to refinance existing loans, we typically require loans to be current on a recency basis, and customers are required to complete a new credit application. See "--Regulations--The New Lending Act for Service Members". It is against our policy to grant extensions or deferments, or allow account revisions, rewriting, renewal or rescheduling to bring an otherwise delinquent account current.

      As a customer service, we will consider a new loan request from an existing customer who has demonstrated a positive payment history with us, where the transaction creates an economic benefit to the customer and after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. No refinancing is available to cure delinquency nor for the sole purpose of creating fee income to us. Generally, we refinance existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. In fiscal 2006, approximately 45.8% of the number and 30.2% of the amount of our loan originations were refinancings of outstanding loans. If the New Lending Act for Service Members is implemented as enacted, we will no longer be able refinance an existing loan. See "--Regulations--The New Lending Act for Service Members".

      To reduce our credit risk and provide better service, we do not require but a customer may elect to employ the convenience of making their monthly loan payments electronically through payroll deduction via the Government Allotment System or through an automatic debit of their bank account through the National Automated Clearinghouse Association. In addition, customers may elect to make monthly loan payments by personal check. As of September 30, 2006, approximately 96% of our customers were utilizing these options.

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

Insurance Operations

      Generally, where applicable laws permit, we offer payment protection plans, in the form of credit insurance products, similar to those offered by other financial institutions, to our customers through third party insurance companies. We earn a pre-negotiated commission on the sale of credit insurance. The customer's premiums for insurance coverage are financed as part of the customer's loan and if the New Lending Act for Service Members is implemented as enacted, fees and charges such as single premium credit insurance must be factored into the calculation of the total annual percentage rate charged under the loan. "--Regulations--The New Lending Act for Service Members"; and "Item 1A: Risk Factor--The new federal law entitled `Limitations on Terms of Consumer Credit Extended To Service Members and Dependents' may materially adversely affect our business operation and profitability."

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

      We have two wholly-owned insurance subsidiaries that reinsure substantially all of the credit accident and health insurance that we sell on behalf of an unaffiliated insurance carrier, providing us with an additional source of income from the earned reinsurance premiums. If these customers are injured or become ill, including during war, this subsidiary will have payment obligations. The liability we establish for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business.

      The laws of the states in which we operate regulate our sale of insurance to our customers by prescribing, among other things, the maximum amount of coverage and term of policy and by fixing the permissible premium rates or authorizing a state official to fix the maximum premium rates.

Regulation

      General. Our consumer lending business is subject to extensive regulation, supervision and licensing by various state departments of banking and other state and federal agencies. We are also subject to various judicial and administrative decisions of general applicability that also set requirements and restrictions applicable to our lending activities. Failure to comply with these requirements can lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. In addition, state and federal agencies have the authority to require a lender that has violated existing laws to reimburse customers for fees or other charges.

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

      The New Lending Act for Service Members. On October 17, 2006, the President of the United States signed into law the New Lending Act for Service Members and this new law is anticipated to become effective on October 1, 2007. (unless prescribed by the Secretary of Defense in which case the effective date will not be any earlier than June 2007). This new law, among other things, provides limitations on the annual percentage interest rate a lender may charge borrowers and requires that the amount of all fees and charges to the borrower in connection with a credit transaction, including those for single premium credit insurance and other ancillary products sold to the borrower be included in the calculation of the annual percentage rate. The limitations on the amount of interest and fees we may charge apply in all jurisdictions in which we lend as the regulations are federal. State law or market conditions may further restrict the interest rate we may charge borrowers. If states were to significantly decrease interest rates we may charge borrowers, this could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates we may pay under our outstanding investment notes and bank debts. In addition, the law includes limitations on refinancing with the proceeds of other credit extended by us to the same US military service member or dependent, arbitration clauses and certain penalties and fees.

      In September 2006, prior to the enactment of the New Lending Act for Service Members, we made the decision to change our business model to require that our internet lender and lenders located outside a state be licensed in each state where such lender is making loans to persons who are located in the state when the loan is made. As of November, 2006 we had filed our application for registration in California as a licensed finance lender and are in the process of filing similar applications in other jurisdiction.

      Under the New Lending Act for Service Members, the Secretary of Defense in consultation with the Federal Trade Commission, the Board of Governors of the Federal Reserve System, the Office of the Comptroller; The Federal Deposit Insurance Corporation, The Office of Thrift Supervision, the National Credit Union Administration and the Treasury Department must issue and adopt regulations implementing the interest rate restrictions and many other aspects of the New Lending Act for Service Members. The timing for publishing these regulations is not set forth in the New Lending Act for Service Members, but interim regulations may be put in place quickly and if not replaced by final rules, expire no later than 270 days after the effective date of the New Lending Act for Service Members. In view of statements by banks and other constituencies on some of the unintended consequences of this new law, we expect that amendments may be enacted before the law goes into effect.

      The New Lending Act for Service Members may have a material adverse impact on our business operations and profitability if implemented in its current form. See "Item 1A: Risk Factor--The new federal law entitled `Limitations on Terms of Consumer Credit Extended To Service Members and Dependents' may materially adversely affect our business operation and profitability"

      Other Lending Practice Regulation. State and federal regulatory agencies, state attorneys general, the Federal Trade Commission, and the U.S. Department of Justice have increased their focus on certain types of lending practices by some companies in the subprime lending industry, sometimes referred to as "predatory lending" practices. We have taken a strong stance against predatory lending practices to be the responsible lending alternative for service members. State and federal governmental agencies have imposed sanctions for certain lending practices, including, but not limited to, charging borrowers excessive fees, making loans to refinance existing loans when there is no tangible benefit to the borrower, imposing higher interest rates than a borrower's credit risk warrants and failing to adequately disclose the material terms of loans to borrowers. We are subject to the Truth-in-Lending Act and Regulation Z promulgated thereunder. This act requires us, among other things, to disclose pertinent terms of our consumer loans, including the finance charge and the comparative costs of credit expressed in terms of an annual percentage rate. In many cases, we disclose more information than required by law to take a more conservative approach with our customers. These disclosure requirements are designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to enable them to compare credit terms.

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

      Our insurance activities are also regulated by state and federal law, and are subject to supervision by agencies having jurisdiction over consumer credit and insurance. These regulations cover such matters as solicitation practices, disclosure, policy terms, claims payment, premiums, premium financing and permitted commissions. In addition, our reinsurance subsidiaries are subject to laws and regulations of the insurance authorities in the states of Arizona and Nevada. These regulations cover such matters as its capitalization, reserve requirements, affiliate transactions, permitted investments and limitations on the amount of dividends payable.

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

      Compliance. We have procedures and controls to monitor compliance with numerous federal and state laws and regulations. However, because these laws and regulations are complex and often subject to interpretation, or because of a result of inadvertent errors, we may, from time to time, inadvertently violate these laws and regulations. If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.

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

Employee Relations

      At September 30, 2006, we employed approximately 290 persons, none of whom were represented by labor unions. We believe that our employee relations are good.

ITEM 1A.   Risk Factors

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

      Sustained, significant increases in market interest rates could unfavorably impact our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates we must pay under our outstanding bank debt and investment notes. Any significant reduction in our profitability would diminish our ability to pay interest and principal on the investment notes.

      THE NEW FEDERAL LAW ENTITLED "LIMITATIONS ON TERMS OF CONSUMER CREDIT EXTENDED TO SERVICE MEMBERS AND DEPENDENTS" MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS OPERATION AND PROFITABILITY.

      On October 17, 2006, the President signed into law Section 670 of title 10, chapter 49, of the United States Code entitled "Limitations on Terms of Consumer Credit Extended To Service Members and Dependents" (the "New Lending Act for Service Members"), which, among other things, provides limitations on the annual percentage interest rate a lender may charge borrowers and requires that the amount of all fees and charges to the borrower in connection with a credit transaction, including those for single premium credit insurance and other ancillary products sold to the borrower, be included in the calculation of the annual percentage rate. These reductions in the amount of interest and fees we may charge apply in all jurisdictions in which we lend as the regulations are federal. State law or market conditions may further restrict the interest rate we may charge borrowers. If states were to significantly decrease interest rates we may charge borrowers, this could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates we must pay under our outstanding investment notes and bank debts. In addition, the law includes limitations on refinancing with the proceeds of other credit extended by us to the same US military service member or dependent, arbitration clauses and certain penalties and fees. If implemented as enacted, we will likely be required to modify our current practices and procedures in the way we conduct business to reduce the impact of the New Lending Act for Service Members on our business and profitability.

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

      IF A LARGE NUMBER OF OUR BORROWERS ARE WOUNDED IN COMBAT, OUR PROFITS MAY BE ADVERSELY AFFECTED.

      Our wholly-owned subsidiaries reinsure generally all of the credit accident and health insurance policies issued on the borrowers for the loans we originate. These policies pay the loan payments as they become due during a customer's disability due to illness or injury, including war-related injuries. Therefore, if a large number of our borrowers are injured and disabled in combat, the profitability of our insurance subsidiaries would be impaired, which could impair our ability to pay interest and principal on the investment notes.

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

      We are subject to regulation by states where our lending subsidiaries are located. At this time, we are not subject to consumer lending regulation in the states in which we only have retail offices. If this were to change in the future, any resulting regulation by the states in which we only have retail offices could adversely impact our operating costs and our ability to repay the investment notes. In September 2006, in consideration of potential increased risk of heightened state regulation, management decided to begin requiring subsidiaries to become licensed in states where a majority of our customers are located at the time of making a loan for which the cost is not prohibitive. We do not plan to extend loans in a state where the lending subsidiary is not licensed if the borrower is located in that state when the loan is made.

      THE INDENTURE DOES NOT CONTAIN EXTENSIVE COVENANTS TO PROTECT YOUR INVESTMENT IN THE NOTES.

      The notes do not have the benefit of extensive covenants. The covenants in the indenture are not designed to protect your investment if there is a material adverse change in our financial condition or results of operations. For example, the indenture does not contain any restrictions on our ability to create or incur senior indebtedness or other indebtedness or to pay dividends or any financial covenants (such as a fixed charge coverage or minimum net worth covenants) to help ensure our ability to pay interest and principal on the investment notes. The indenture does not contain provisions that permit note holders to require that we redeem the notes if there is a takeover, recapitalization or similar restructuring. In addition, the indenture does not contain covenants specifically designed to protect note holders if we engage in a highly leveraged transaction.

      LARGE CASH DIVIDEND DECLARED IN DECEMBER 2006 TO OUR PARENT

      On December 8, 2006, our board of directors declared a $10 million cash dividend to our parent, Pioneer Financial Industries, Inc. This dividend is permitted under the indenture applicable to the investment notes, our senior bank debt agreements and our revolving note to our parent. This dividend is to be paid on December 18, 2006, and will reduce the amount of borrowing capacity we have available to us from $31.0 million to $21.0 million. By borrowing these funds and therefore reducing the borrowing capacity, this dividend will reduce the amount currently available to pay interest and principal due on our seniorv indebtedness, trade debt and the investment notes. In addition, it will increase our interest expense therefore reducing our net income. This could have a material adverse impact on our ability to pay interest and principal on the investment notes.

      ALMOST ALL OF OUR BORROWERS ARE ACTIVE DUTY MILITARY OR FEDERAL GOVERNMENT EMPLOYEES WHO COULD BE INSTRUCTED NOT TO DO BUSINESS WITH US, OR THEIR ACCESS TO THE GOVERNMENT ALLOTMENT SYSTEM COULD BE DENIED.

      When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level determine one or more of our retail offices or our Internet site to be off limits, we would be unable to do new business with the potential customers they command or supervise. Additionally, approximately 60.9% of our borrowers make their monthly loan payments through the Government Allotment System. Military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing our credit risk. Without access to sufficient new customers or to the Government Allotment System, we may be forced to discontinue lending and liquidate our portfolio of consumer loans and retail installment contracts.

      OUR PROFITABILITY AND FUTURE GROWTH DEPEND ON OUR CONTINUED ACCESS TO BANK DEBT.

      The profitability and growth of our business currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future. Our bank debt is comprised of individual loans from banks, which are a party to our senior lending agreement. This senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. No bank has an obligation to make any additional future loans to us. As of September 30, 2006, we could request up to $31.0 million in additional funds pursuant to the terms of the senior lending agreement signed October 1, 2003 and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. If we are unable to renew or replace our bank debt or find alternative financing at reasonable rates, we may be forced to liquidate. If we are forced to liquidate, there can be no assurance that we will be able to pay the interest and principal on the investment notes.

      IF A CUSTOMER LEAVES THE MILITARY PRIOR TO REPAYING OUR LOAN, THERE IS AN INCREASED RISK THAT OUR LOAN WILL NOT BE REPAID.

      The terms of repayment on the loans we make are generally structured so the entire loan amount is repaid prior to the customer's estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur which result in the loan not being repaid prior to our customer's departure from the military, there is an increased chance that our loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. As of September 30, 2006, we had approximately 5,900 customers who separated from the military prior to repaying our loan and who in the aggregate owed us approximately $11.8 million. Based on historical charge-off models, management believes this could result in approximately $7.5 million in charge-offs. If that amount increases or the number of our customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase. This may have a materially adverse effect on cashflow, results of operations and financial conditions.

     ADDITIONAL COMPETITION MAY DECREASE OUR PROFITABILITY, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO REPAY THE INVESTMENT NOTES.

      We compete for business with a number of large national companies and banks that have substantially greater resources, lower cost of funds, and a more established market presence than we have. If these companies increase their marketing efforts to include our market niche of borrowers, or if additional competitors enter our markets, we may be forced to reduce our interest rates and fees in order to maintain or expand our market share. Any reduction in our interest rates or fees could have an adverse impact on our profitability and our ability to repay our investment notes.

      THE LAWS AND REGULATIONS OF THE ARIZONA AND NEVADA INSURANCE AUTHORITIES MAY RESTRICT OUR REINSURANCE SUBSIDIARIES' ABILITY TO DISTRIBUTE AVAILABLE CASH TO US.

      The operations of our wholly-owned reinsurance subsidiaries are subject to the laws and regulations of the insurance authorities in the states of Arizona and Nevada. Among other things, these laws and regulations place restrictions on the amount of dividends that our reinsurance subsidiaries can pay to us and require us to maintain a certain capital structure. As of September 30, 2006, our reinsurance subsidiaries had the ability to pay us up to $62,111 in dividends pursuant to these laws and regulations. If our reinsurance subsidiaries do not continue to satisfy these requirements, it may be prohibited from distributing available cash to us, which may in turn impair our ability to pay interest and principal on the investment notes.

      WE ARE CONTROLLED BY A SINGLE SHAREHOLDER.

      As of September 30, 2006, our sole shareholder, Pioneer Financial Industries, Inc., owned all of the outstanding shares of our capital stock. Various trusts controlled by William D. Sullivan control Pioneer Financial Industries, Inc. Accordingly, Mr. Sullivan will be able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the debentures. Our senior lending agreement limits the amounts that we can pay to our parent each year. In fiscal 2006, the senior lending agreement prohibits us from paying our parent more than $729,996 for strategic planning services, professional services, product identification and branding and service charges. Other than the covenants contained in our senior lending agreement, there are no other contractual or regulatory limits on the amounts we can pay to our parent or other affiliates.

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

      RISK OF LOSS OF MATERIAL VENDOR.

      Portions of our marketing efforts are dependent on the services provided by certain vendors. If those marketing efforts are unsuccessful or if we lose the relationship with these third party vendors, we may experience a reduction in our originations of loans. Such reduction may have an adverse impact on our results of operation and financial condition. See "Business--General"

ITEM 2.     PROPERTIES

      Our operations are generally conducted on leased premises under operating leases with terms not normally exceeding five years. At September 30, 2006, we had 23 leased operating facilities in the United States. Please see Note 7 to our Consolidated Financial Statements for information concerning our lease obligations. The furniture, equipment and other personal property that we own represents less than 3.5% of our total assets at September 30, 2006 and is therefore not significant in relation to our total assets.

ITEM 3.     LEGAL PROCEEDINGS

      We are currently involved in various litigation matters in the ordinary course of business. Other than as described below, we are not currently involved in any litigation or other proceedings that we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations and cash flows.

      State Actions. In September 2006, we made the decision to change our business model to require our subsidiaries to become licensed or registered in each state where such lender may extend a loan to a customer located in such state at the time the loan is made even if such state is not the permanent home of record of such customer. We may decide not to extend loans in certain states where the cost of doing business is prohibitive. This change in business model will eliminate our need to rely upon Pioneer Military Lending v. Manning ("Manning"), 2 F.3d 280 (8th Cir. 1993) ("Manning"), which stated that the Commerce Clause of the U.S. Constitution prevents the lending laws of the state in which a non-resident military borrower is stationed from regulating such loan transactions. Our new practice will coincide well with the provisions of the New Lending Law for Service Members, signed on October 17, 2006 by the President of the United States, which will become effective not later than October 1, 2007 and prohibit States from waiving consumer protection laws for the benefit of residents of the state on the basis of nonresidence or military status regardless of the customer's permanent home of record and thus will effectively overrule Manning.

      California Action. On May 19, 2006, the Department of Corporations of the State of California ("Department") rescinded OP 6547CFLL, a specific ruling issued on March 26, 1996. This specific ruling held that ". . . Pioneer is not engaging in the business of a Finance lender . . ." as long as Pioneer followed the model of lending set forth in Manning and, therefore, did not need to register under the California Finance Lenders' Law ("CFLL"). In connection with rescission of this specific ruling, the Department demanded that two of our wholly-owned subsidiaries, Pioneer Military Lending, Inc., a Washington corporation ("PMLI"), and Pioneer Military Lending of Nevada, Inc., a Nevada corporation ("PML-Nevada"), either cease making loans to non-domiciled military borrowers located in California or become licensed under the CFLL.

      On June 28, 2006, PMLI, joined by PML-Nevada, filed a Complaint for Declaratory Judgment, Injunctive Relief and Damages against Preston DuFauchard, Commissioner of the Department, in the United States District Court for the Eastern District of California. Pioneer Military Lending, Inc., and Pioneer Military Lending of Nevada, Inc. v. Preston DuFauchard, Case No. 2:06-CV-01445-LKK-PAN (E.D. Cal.). The Complaint seeks a determination that, among other things, we and our affiliates are not subject to California lending laws and licensing requirements.

      On July 21, 2006, our motion for preliminary injunction with respect to PMLI was granted. PMLI is located in the State of Washington and makes loans exclusively to US military personnel located in California, among other states who are not residents of California. The Order granting the preliminary injunction stated, inter alia:

      . . . although defendant has asserted state interests having to do with protecting borrowers and promoting sound lending practices, he fails to articulate what interest, if any, California has in protecting non-California residents from the activities of a lender regulated by another state. See Manning, 2 F.3d at 284 (citing MITE Corp., 457 U.S. at 644 (state has no interest for purposes of Commerce Clause in protecting non-residence under securities laws) (Order p. 34)

The time for appealing of this Order expired on August 21, 2006.

      With respect to PML-Nevada, the Court denied our motion and held that PML-Nevada, which makes loans solely by the Internet exclusively to US military personnel, could make no loans to persons domiciled in California regardless where located, without first becoming licensed under the CFLL. As part of its analysis, the Court discussed that while the loan to a US military personnel from PML-Nevada was entered into when the US military personnel was stationed abroad or in another state, the US military personnel had indicated on the Leave and Earnings Statement ("LES") that his or her domicile (place of permanent residence) is in California. PML-Nevada has complied with the Court's ruling by ceasing to lend to any US military personnel over the Internet who has indicated on the LES that he or she is a permanent resident of California, but believes the ruling to be erroneous, in several respects. Primary among those is that the Order is contrary to many Supreme Court cases holding that a state cannot control or regulate business transactions of residence which occur outside their state.

      However, as noted above, we made the decision to change our business model to require our internet lending subsidiary and any other subsidiary making loans to persons located in a state at the time of the loan to become licensed under the state consumer lending laws. With respect to California, we have filed our application for registration of PML-Nevada and PMLI under the CFLL. We have notified the Commissioner of the Department of this action, and we believe he is supportive of our decision and we are working to resolve this matter with the Department. However, no assurance can be given that the Department will find this action sufficient to settle the matter against PML-Nevada. See "Item 1A:
Risk Factors - We are subject to many laws and governmental regulations, and any changes in these laws or regulations may materially adversely affect our financial condition and business operations."

      Florida Action. In the second quarter of fiscal year 2005, the Company became aware that the Florida Attorney General was planning to file a lawsuit against a subsidiary of the Company accusing it of violating Florida lending laws and requiring it to comply with such laws in connection with 216 loans that were made by a subsidiary of the Company during the period December 2001 to March 2003. The Company had previously closed its Florida office for other business reasons in March of 2003 well before it had any reason to believe that the Florida Attorney General had any issues with its activities in Florida.

      While not obligated to do so, the Company had been cooperating fully with an investigation conducted during the past three years by the Florida Attorney General regarding the loans made from the Company's subsidiary in Georgia to non-resident U.S. military personnel stationed in Florida. In March 2005 the Company's subsidiary received another subpoena from the Attorney General's Office, that the Company interpreted as indicating that the Florida Attorney General was planning to file a lawsuit.

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

      On March 29, 2006, the Motion for preliminary injunction requested by the Company was denied. In its Order denying that motion, the District Court distinguished the Manning case on the ground that Missouri law, unlike Florida law, required the Company to maintain a full-service office in Missouri. That finding is incorrect, as the District Court's opinion in the Manning case specifically recognized that Missouri law did not require an office in Missouri for a licensee. In finding that the Company failed to meet the high "substantial likelihood of success on the merits" standard for granting a preliminary injunction, the District Court stated that "applying the Florida Consumer Protection Act to Pioneer loans is not likely to violate the Commerce Clause." While the injunction was denied, the District Court also denied in large part the Attorney General's Motion to Dismiss the Company's Complaint for Declaratory Judgment and Damages against Charles Christ, Attorney General of Florida. The District Court stated, among other things, that the Company's "allegation is sufficient to state a commerce clause violation." On March 31, 2006 the Company filed an appeal of the District Court's denial of the preliminary injunction with the United States Circuit Court of Appeals, Eleventh Circuit, as the Company believes its appeal has substantial merit.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY

     All of our outstanding common stock is held by our parent, Pioneer Financial Industries, Inc, and, accordingly, there is no established public trading market for our common stock. We have not sold or repurchased any of our common stock in the last year. We have declared dividends per share of $67.10 and $58.40 for our fiscal years ending 2006 and 2005, respectively. We expect that a cash dividend of $10.0 million will be paid in December 2006 which would be a $583.60 dividend per share. Our ability to pay dividends is limited by the terms and conditions of our senior lending agreement. See "Item 7. Management Discussion and Analysis--Liquidity--Senior Indebtedness-Bank Debt."

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this report and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." The data as of, and for the fiscal years ended September 30, 2006, 2005, 2004, 2003 and 2002 has been derived from our audited consolidated financial statements and related notes.


                                                    As of, and For the Years Ended September 30,
                                           ----------------------------------------------------------------
                                             2006           2005          2004         2003         2002
                                           ----------    ----------   ----------    ----------   ----------
                                                  (dollars in thousands, except per share amounts)
Consolidated Balance Sheet Data:
Finance receivables (1)................    $  268,548    $  247,190   $  198,407    $  165,895   $  159,011
Allowance for credit losses............    $  (16,106)   $  (14,002)  $  (11,241)   $   (9,221)  $   (6,221)
Total assets...........................    $  268,462    $  247,340   $  198,272    $  165,842   $  159,997
Senior indebtedness:
   Revolving lines of credit (2).......    $   13,285    $   15,624   $   15,234    $   12,293   $   12,718
Amortizing term notes..................    $  170,533    $  163,973   $  121,912    $   99,471   $   97,925
Investment Notes ......................    $   33,793    $   25,125   $   23,222    $   21,437   $   21,396
Total equity...........................    $   39,010    $   32,072   $   25,894    $   20,756   $   17,320
Consolidated Statement of Operations
   Data:
Revenue:
Finance income.........................    $   73,065    $   63,182   $   54,059    $   50,003   $   45,884
Insurance premiums and commissions.....         3,375         4,922        5,120         5,288        4,652
Other income, fees and commissions.....         1,201         1,250        1,696         1,646        1,755
                                           ----------    ----------   ----------    ----------   ----------
Total revenue..........................        77,641        69,354       60,875        56,937       52,291
Provision for credit losses............        18,276        13,044       10,588        12,168       10,594
Interest expense.......................        14,249        10,995        9,063         9,325        9,599
                                           ----------    ----------   ----------    ----------   ----------
Net revenue............................        45,116        45,315       41,224        35,444       32,098
Operating expenses.....................        32,403        34,272       32,101        29,325       27,589
                                           ----------    ----------   ----------    ----------   ----------
Income before income taxes.............        12,713        11,043        9,124         6,119        4,509
Provision for income taxes.............         4,614         3,875        3,136         2,139        1,645
                                           ----------    ----------   ----------    ----------   ----------
Net income.............................    $    8,099    $    7,168   $    5,988    $    3,980   $    2,864
                                           ==========    ==========   ==========    ==========   ==========

Net income per share:
Basic and diluted......................    $   472.04    $   418.30   $   349.43    $   232.25   $   167.14
                                           ==========    ==========   ==========    ==========   ==========
   Cash dividends per common share.....    $    67.10    $    58.40   $    49.61    $    31.75   $    23.63
                                           ==========    ==========   ==========    ==========   ==========

--------------------
(1) Finance receivables balances are presented net of unearned finance charges, unearned insurance commissions and discounts on purchases of retail installment contracts.

(2) Includes debt to our parent under a revolving line of credit of $1,448,764, $1,659,396, $2,613,823, $1,712,841 and $1,941,831 as of September 30, 2006,
2005, 2004, 2003 and 2002, respectively.

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

      Our finance receivables are effectively unsecured. See "Business--Lending Activities." Our finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During fiscal 2006, the size of our average finance receivable at origination was approximately $3,500. A large portion of our customers are unable to obtain financing from traditional sources, due to factors such as their age, frequent relocations and lack of credit history, which may not allow them to build relationships with sources such as commercial banks.

      Further improvement of our profitability is dependent upon the growth in our finance receivables, the maintenance of loan quality, acceptable levels of borrowing costs and operating expenses and the ongoing introduction of innovative new products and services to our customer base. Since September 30, 2001, finance receivables have increased at a 14.4% annual compounded rate from $137.3 million to $268.5 million at September 30, 2006. The aggregate finance receivable increase of 8.6% for fiscal year 2006 is attributable in part to the presence of third party marketing agreements entered into in October 2003 with companies that market and sell products over the Internet to military service members. These agreements have expanded our ability to help additional military customers who need financing to effectuate Internet purchases as well as other needs. We plan to continue to pursue innovative and efficient methods to distribute our loans, including looking for opportunities to expand the Internet portion of our business and adding new retail offices as we evaluate new military markets and possible products. See "--Results of Operations" and "--Loan Origination".

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

      Direct Lending. Our finance income from direct loans to customers consists of interest and fees paid by the customer. Our interest income is based on the risk adjusted interest rates we charge customers for loans. Interest rates vary from loan to loan based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated. Substantially all of the fee income we derive from these loans consists of origination, prepayment and late fees. Finance income from our direct lending business comprised approximately 87.1% of our total revenues in fiscal 2006, 83.9% of our revenues in fiscal 2005 and 81.6% of our revenues in fiscal 2004. See "Item 1: Business--Lending Activities" and "Item 1:
Business--Regulation--The New Lending Act for Service Members."

      Retail Installment Contracts. We purchase retail installment contracts from approximately 90 retail merchants. Retail installment contracts are notes receivable generated by a single purchase of consumer goods. Our revenue from retail installment contracts consists of interest and fees. Like our direct loans, interest rates charged on retail sales contracts vary from contract to contract based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated. Substantially all of the fee income we derive from retail installment contracts consists of prepayment and late fees. Interest and fee income from retail installment contracts comprised approximately 7.0% of our total revenues in fiscal 2006. See "Item 1: Business--Lending Activities".

      Credit Insurance Commissions. We offer payment protection plans, in the form of credit life and credit accident and health insurance to be purchased at our customers' discretion. Our income from the sale of these products consists of commissions paid to us by an unaffiliated insurance company that issues the policies. The commission rates are based on a pre-negotiated schedule. Commissions are recognized ratably over the life of the policy. Credit insurance commissions comprised approximately 3.1% of our total revenues in fiscal 2006. See "Item 1: Business--Insurance Operations" and "Item 1: Business--Regulation-- The New Lending Act for Service Members." The sale of credit property insurance was discontinued in the fourth quarter of fiscal year 2005 as management determined that we should refine the installment loan program in order to continue as a responsible alternative in an increasingly competitive military lending market. Secured lending is now limited to loans that are secured by real property and/or titled vehicles. The majority of loans will continue to be unsecured and we no longer accept other personal property as security for secured loans. We will continue to earn commission revenue throughout the term of the property insurance policies sold prior to the fourth quarter.

      Credit Reinsurance Premiums. We have wholly-owned insurance subsidiaries that reinsure generally all of the credit accident and health insurance sold at the customer's option in connection with loans we make. Generally all of the premiums for policies that we sell for the unaffiliated insurance company are ceded to one of our subsidiaries, providing us with an additional source of revenue. Net credit reinsurance premiums comprised approximately 1.3% of our total revenues in fiscal 2006. The liability we establish for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business. See "Item 1: Business--Insurance Operations."

      Ancillary Products and Services. We also sell non-loan related products and services including roadside assistance programs and discount cards. Our revenues from the sale of these products and services consist of commissions paid by an unaffiliated company. These sales commissions comprised approximately 1.5% of our total revenues in fiscal 2006.

Finance Receivables

      Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth the five-year history of certain information about the components of our finance receivables as of the ends of the periods presented:


                                                 As of, and For the Years Ended, September 30
                                   ----------------------------------------------------------------------
                                       2006          2005           2004           2003          2002
                                   ------------  ------------   ------------   ------------  ------------
                                             (dollars in thousands, except average note balance)
Finance Receivables:
Finance receivables balance .....     $  268,548   $  247,190     $  198,407     $  165,895    $  159,011
Average note balance.............     $    2,593   $    2,523     $    2,403     $    2,117    $    1,946
Total finance income.............     $   73,065   $   63,182     $   54,059     $   50,003    $   45,884
Total number of notes............        103,551       97,958         82,565         78,364        81,726

Direct Loans:
Finance receivables balance .....     $  246,843   $  223,927     $  176,691     $  147,095    $  139,664
Percent of finance receivables...         91.92%        90.59%         89.05%         88.67%        87.83%
Average note balance.............     $    2,699   $    2,607     $    2,446     $    2,123    $    1,959
Number of notes..................         91,443       85,887         72,242         69,291        71,302

Retail Installment Contracts:
Finance receivables balance .....     $   21,704   $   23,263     $   21,716     $   18,800    $   19,348
Percent of finance receivables...          8.08%         9.41%         10.95%         11.33%        12.17%
Average note balance.............     $    1,792   $    1,927     $    2,104     $    2,072    $    1,856
Number of notes..................         12,109       12,071         10,323          9,073        10,424

Net Interest Margin

      The principal component of our profitability is our net interest margin, which is the difference between the interest we earn on finance receivables and the interest we pay on borrowed funds. Some states and federal statutes regulate the interest rates that we may charge our customers. In addition, other states competitive market conditions also impact the interest rates we may charge. Differences also exist in the interest rates we earn on the various components of our finance receivable portfolio. With respect to permissible interest rate levels which may be charged, how such rates are calculated and other restrictions regarding lender loan documents, if the New Lending Act for Service Members is implemented as enacted, it will preempt less restrictive state laws but permits states to impose lower interest rate ceilings. See "Item 1:
Business--Regulations--The New Lending Act for Service Members."

      Unlike our interest income, our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our cost of funds. Our general inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in our cost of funds. Accordingly, increases in market interest rates generally will narrow our interest rate spread and lower our profitability, while decreases in market interest rates generally will widen our interest rate spread and increase our profitability. See "Item 1A: Risk Factors."

      The following table presents a five-year history of important data relating to our net interest margin as of, and for the years ended September 30, 2006, 2005, 2004, 2003, and 2002:


                                                 As of, and for the Years Ended, September 30,
                                    ---------------------------------------------------------------------
                                         2006          2005          2004          2003          2002
                                         ----          ----          ----          ----          ----
                                                            (dollars in thousands)
Finance receivables balance .......    $  268,548    $  247,190    $  198,407    $  165,895    $  159,011
Average finance receivables .......    $  263,492    $  222,567    $  180,858    $  164,578    $  149,729
Average interest bearing
   liabilities (1).................    $  214,541    $  178,881    $  144,179    $  131,483    $  125,561
Total finance income ..............    $   73,065    $   63,182    $   54,059    $   50,003    $   45,884
Total interest expense ............    $   14,249    $   10,995    $    9,063    $    9,325    $    9,599

------------------------------

 (1)  Averages are computed using month-end balances.


Results of Operations

      Year Ended September 30, 2006 Compared to Year Ended September 30, 2005.

      Finance Receivables. Our aggregate finance receivables grew 8.6% during fiscal 2006 to $268.5 million on September 30, 2006 from $247.2 on September 30, 2005. This growth was due primarily to increases in finance receivables from our Internet subsidiary, which receivables grew by more than $29.7 million or 22% from $134.1 million in fiscal 2005 to $163.8 million in fiscal 2006. The Internet is a lower-cost method of loan origination and proceed distribution, and we plan to continue the growth of this distribution channel in the future.

      Total Revenues. Total revenues in fiscal 2006 increased to $77.6 million from $69.4 million in fiscal 2005, an increase of $8.3 million or 12.0%. These revenues consisted of:

       o Finance income in fiscal 2006 increased to $73.1 million from $63.2 million in fiscal 2005, an increase of $9.9 million or 15.6%. This increase is due to an increase in our average finance receivables which grew by 18.4% during 2006. The growth in average finance receivables was primarily attributable to our loan originations and an increase in our average loan size due to the higher credit worthiness of our customers with higher military rank.

       o Insurance premium and commission revenues in fiscal 2006 decreased to $3.4 million from $4.9 million in fiscal 2005, a decrease of $1.5 million or 3.1%. This decline is primarily a result of our decision in fiscal 2005 to focus on secured lending and discontinue offering credit property insurance to our customers. See "Item 1:
          Business--Regulation--The New Lending Act for Service Members".

       Provision for Credit Losses. Provision for credit losses in fiscal 2006 increased to $18.3 million from $13.0 million in fiscal 2005, an increase of $5.2 million or 40.1%. As our average direct loan portfolio grew by 19.7%, the net charge-offs incurred in connection with our finance receivables in fiscal 2006 also increased to $16.1 million from $10.3 million in fiscal 2005, an increase of $5.7 million or 55.4%. Net charge-offs were 6.1% of the average finance receivable balance for fiscal 2006 compared to 4.6% in fiscal 2005. Finance receivable balance 60-days or more past due as a percentage of finance receivables was approximately 5.3% at September 30, 2006, compared to 4.8% at September 30, 2005. Our allowance for credit losses at September 30, 2006 increased to $16.1 million from $14.0 million at September 30, 2005, an increase of $2.1 million or 15.0%. This increase reflects the 8.6% growth in our aggregate finance receivables during fiscal 2006, general economic factors affecting our customers' ability to repay their loans, the increase in customers leaving the military prior to repaying their loan and our continuing concern regarding the uncertainty surrounding Middle-East hostilities. If this situation were to continue to result in a protracted war, the involvement of the military personnel in armed hostilities may increase payment delinquencies and charge-offs. See "Item 1A: Risk Factors--If a large number of our borrowers are wounded in combat, our profits may be adversely affected"; "Item 1A: Risk Factors--If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid" and "Item 1: Business--Regulation--The New Lending Act for Service Members".

      Interest Expense. Interest expense in fiscal 2006 increased to $14.2 million from $11.0 million in fiscal 2005, an increase of $3.3 million or 29.6%. While our average interest bearing liabilities increased by $35.7 million or 19.9% during fiscal 2006, we experienced additional expense due to the increases in market interest rates affecting our borrowings over the past 12 - 24 months. The weighted average interest rate on our debt increased to 6.6% in fiscal 2006 from 6.1% in fiscal 2005.

      Operating Expenses. Operating expenses in fiscal 2006 decreased to $32.4 million from $34.3 million in fiscal 2005, a decrease of $1.9 million or 5.4%. This decrease was primarily due to a decrease in employment costs for technology and other professionals needed last year during the conversion to our new integrated lending system.

      Net Income. In fiscal 2006, income before income taxes was $12.7 million and net income was $8.1 million as compared to fiscal 2005 income before income taxes of $11.0 million and net income of $7.2 million.

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

      Total Revenues. Total revenues in fiscal 2005 increased to $69.4 million from $60.9 million in fiscal 2004, an increase of $8.5 million or 14.0%. These revenues consisted of:

       o Finance income in fiscal 2005 increased to $63.2 million from $54.1 million in fiscal 2004, an increase of $9.1 million or 16.8%. Our average finance receivables increase 22.9% during 2005. The increase in finance receivables was primarily attributable to an increase in our loan originations and our average loan size due to the higher credit worthiness of our customers with higher military rank.

       o Insurance premium and commission revenues in fiscal 2005 decreased to $4.9 million from $5.1 million in fiscal 2004, a decrease of $.2 million or 3.9%. This decline was due to a reduced number of policies reinsured with our subsidiary by an unaffiliated insurance carrier over the course of the year.

      Provision for Credit Losses. Provision for credit losses in fiscal 2005 increased to $13.0 million from $10.6 million in fiscal 2004, an increase of $2.4 million or 22.6%. As our average direct loan portfolio grew by 24.2%, the net charge-offs incurred in connection with our finance receivables in fiscal 2005 also increased to $10.3 million from $8.6 million in fiscal 2004, an increase of $1.7 million or 19.8%. Net charge-offs were 4.6% of the average finance receivable balance for fiscal 2005 compared to 4.7% in fiscal 2004. Finance receivable balances 60-days or more past due as a percentage of finance receivables was approximately 4.8% at September 30, 2005, compared to 2.9% at September 30, 2004. Our allowance for credit losses at September 30, 2005 increased to $14.0 million from $11.2 million at September 30, 2004, an increase of $2.8 million or 25.0%. This increase reflects the 24.6% growth in our aggregate finance receivables during fiscal 2005, the increase of 1,700 customers leaving the military prior to repaying their loan and our continuing concern regarding the uncertainty surrounding Middle-East hostilities. If this situation were to continue to result in a protracted war, the involvement of the military personnel in armed hostilities may increase payment delinquencies and charge-offs. See "Item 1A: Risk Factors --If a large number of our borrowers are wounded in combat, our profits may be adversely affected"; "Item 1A: Risk Factors--If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid."

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

      The following sets forth the five-year history of our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables:


                                                                As of September 30,
                                       --------------------------------------------------------------------
                                            2006          2005         2004           2003         2002
                                       ---- -------  ---- -------   ----------     ----------   -----------
                                                              (dollars in thousands)
Finance receivables balances......       $ 268,548     $ 247,190     $ 198,407      $ 165,895     $ 159,011
Finance receivables balances 60 days
  or more past due................       $  14,548     $  12,005     $   5,863      $   4,836     $   5,580
Finance receivables balances 60 days
  or more past due as a percent of
  finance receivables.............            5.42%         4.86%         2.95%          2.92%         3.51%

Credit Loss Experience and Provision for Credit Losses

      General. Our provisions for credit losses are charged to income in amounts sufficient to maintain our allowance for credit losses at a level considered adequate to cover the probable losses inherent in our existing finance receivable portfolio. Historical credit loss experience, delinquency of finance receivables, the value of underlying collateral, current economic conditions, current military activities and management's judgment are factors used in assessing the overall adequacy of the allowance and corresponding provision for credit losses. Our allowance for credit losses is developed primarily for our direct finance receivable portfolio as our retail installment contracts are generally covered by dealer reserves. Over the past five years, our net charge-offs as a percentage of average finance receivables have remained consistently between 4.50% and 6.15%. While management believes our allowance for credit losses is adequate, we may see an increase in future losses due in part to the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005, which became effective on October 17, 2005. As a result, the Company expects an increase in bankruptcy related charge-offs, much of which was allowed for at the end of the fiscal year. At this time we still expect this increase to remain within historical ranges. See "--Critical Accounting Policies- Allowance for
Credit Losses and Provision for Credit Losses."   Our methodology for setting
the allowance for our finance receivable portfolio is described in "--Critical Accounting Policies".

      Direct Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Finance receivables are charged-off when management deems them to be uncollectible through our normal collection procedures or they become 270 days past due. The 270-day limit is required by our senior lending agreement. Approximately 20% of our charge-offs occur before an account is 180 days delinquent. Our primary source of charge-offs is when a customer leaves the military prior to repaying the finance receivable. We generally structure our loans so that the entire amount is repaid prior to a customer's estimated separation from the military, and the number of our customers who depart from the military early has remained relatively constant over time. We, however, cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement any policy or procedure to ensure that we are repaid in full prior to our customer leaving the military. Our second greatest source of loss is when a customer declares bankruptcy. See "-- Nonearning Assets".

      The following table shows a five-year historical picture of net charge-offs on direct loans and net charge-offs as a percentage of direct loans. While net charge-offs have increased in both the total dollar amount and as a percentage of average monthly balances, they have remained within historical ranges.

                                                  As of, and For the Years Ended, September 30,
                                          -------------------------------------------------------------
                                            2006         2005          2004         2003         2002
                                          --------     --------      --------     --------     --------
                                                             (dollars in thousands)
Direct Loans:
   Loans charged-off..................    $ 17,365     $ 11,730      $  9,951     $ 10,287     $  9,555
   Less recoveries....................       1,291        1,386         1,352        1,048          869
                                          --------     --------      --------     --------     --------
   Net charge-offs....................    $ 16,074     $ 10,344      $  8,599     $  9,239     $  8,686
                                          ========     ========      ========     ========     ========
Average monthly balance
   outstanding (1)........                $240,648     $199,775      $160,829     $145,511     $130,223
Percentage of net charge-offs
   to average monthly balance
   outstanding........................        6.68%        5.18%         5.35%        6.35%        6.67%

--------------------------
 (1)  Averages are computed using month-end balances.

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


                                                  As of, and For the Years Ended, September 30,
                                        -----------------------------------------------------------------
                                          2006          2005          2004          2003           2002
                                        --------      --------      --------      --------       --------
                                                             (dollars in thousands)
Retail Installment Contracts:
  Contracts charged-off.............    $    156      $     12      $     36      $     83       $    190
  Less recoveries...................          58            73            67           154             82
                                        --------      --------      --------      --------       --------
  Net charge-offs (recoveries)......    $     98      $    (61)     $    (31)     $    (71)      $    108
                                        ========      ========      ========      ========       ========
Average monthly balance
    outstanding (1).................    $ 22,844      $ 22,792      $ 20,028      $ 19,067       $ 19,506
Percentage of net charge-offs to
    average monthly balance
    outstanding.....................        0.43%        (0.27)%       (0.16)%       (0.37)%         0.55%

----------------------
(1)   Averages are computed using month-end balances.

   Allowance for Credit Losses. The following table sets forth the five-year history of our allowance for credit losses on direct loans and retail installment contracts:


                                                   As of, and For the Years Ended, September 30,
                                         ------------------------------------------------------------------
                                           2006          2005          2004            2003          2002
                                         ---------     ---------     ---------      ---------     ---------
                                                              (dollars in thousands)
Average finance receivables (1)...       $ 263,492     $ 222,567     $ 180,858      $ 164,578     $ 149,729
Provision for credit losses.......       $  18,276     $  13,044     $  10,588      $  12,168     $  10,594
Net charge-offs...................       $  16,172     $  10,283     $   8,568      $   9,168     $   8,794
Net charge-offs as a percentage of
  average finance receivables.....            6.14%         4.62%         4.74%          5.57%         5.87%
Allowance for credit losses.......       $  16,106     $  14,002     $  11,241      $   9,221     $   6,221
Allowance as a percentage of average
  finance receivables.............            6.11%         6.29%         6.22%          5.60%         4.15%

--------------------
(1)   Averages are computed using month-end balances.


      The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for credit losses which take into consideration the historical credit loss experience of the Company, delinquency trends, current economic conditions, current or future military deployments, and the composition of the finance receivable portfolio. The Company uses various ratio analyses in evaluating prior finance receivable losses and delinquency experience. These and other analyses are used to measure historical movement of finance receivables through various levels of repayment, delinquency, and loss. These results and management's judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside the Company's control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See "Item 1A: Risk Factors--If a customer leaves the military prior to repaying our loan, there is an increased risk our loan will not be repaid."

      The following table sets forth the five-year history of the components of our allowance for credit losses on direct loans and retail installment contracts:


                                                 As of, and For the Years Ended, September 30,
                                       ------------------------------------------------------------------
                                         2006          2005          2004           2003          2002
                                       ---------     ---------     ---------      ---------     ---------
                                                            (dollars in thousands)
Balance, beginning of period.......    $  14,002     $  11,241     $   9,221      $   6,221     $   4,420
                                       ---------     ---------     ---------      ---------     ---------
Charge-offs:
  Loans charged-off................      (17,521)      (11,742)       (9,987)       (10,370)       (9,745)
  Recoveries.......................        1,349         1,459         1,419          1,202           952
                                       ---------     ---------     ---------      ---------     ---------
Net charge-offs....................      (16,172)      (10,283)       (8,568)        (9,168)       (8,793)
Provision for credit losses........       18,276        13,044        10,588         12,168        10,594
                                       ---------     ---------     ---------      ---------     ---------
Balance, end of period.............    $  16,106     $  14,002     $  11,241      $   9,221     $   6,221
                                       =========     =========     =========      =========     =========

Nonearning Assets

      Accrual of interest income is suspended when a payment has not been received for 60 days or more, and the interest due exceeds an amount equal to 60 days of interest charges. The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received.

      Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 60 days. Nonearning assets at September 30, 2006 increased to $14.5 million from $12.0 million at September 30, 2005, an increase of $2.5 million or 21.2%, as compared to the increase in our finance receivables of 8.6%. Finance receivable balances 60-day or more past due as a percent of finance receivables was 5.42% and 4.86% at September 30, 2006 and 2005, respectively. While this increase is within historical ranges, it reflects among other items, an increase in the number of customers leaving the military prior to repaying their loan and other general economic factors affecting our customers' ability to repay their loans. Nonetheless, we believe these events are manageable, and we anticipate improvements will be made in the coming months. See "--Delinquency Experience".

Loan Origination

      Asset growth is the most important factor in determining our future revenues. This growth is dependent upon achieving certain loan origination levels. Our loan origination in fiscal 2006 decreased to $289.0 million from $300.0 million in fiscal 2005, a decrease of $11.0 million or 3.66%. The decrease in our loan originations was partly due to longer-term military deployments as a result of the Middle East hostilities and other deployments of military personnel overseas. See "Item 1: Business--General".

      The following table sets forth the five-year history of our overall loan originations and lending activities by direct loan and retail installment contract:


                                                 As of, and For the Years Ended September 30,
                                     ---------------------------------------------------------------------
                                           (dollars in thousands, except for average note amounts)
                                        2006          2005           2004           2003           2002
                                     ----------    ----------     ----------     ----------     ----------
Total Loan Origination:
Gross balance..................      $  288,995    $  299,984     $  237,381     $  188,464     $  191,931
Number of finance receivable             82,779        87,337         71,713         59,670         67,483
  notes........................
Average note amount............      $    3,491    $    3,435     $    3,310     $    3,158     $    2,844

Direct Loans:
Gross balance..................      $  269,231    $  277,524     $  217,391     $  173,013     $  175,932
Number of finance receivable             75,961        79,615         64,939         55,075         62,532
  notes........................
Average note amount............      $    3,544    $    3,486     $    3,348     $    3,141     $    2,813

Retail Installment Contracts:
Gross balance..................      $   19,764    $   22,460     $   19,990     $   15,451     $   15,999
Number of finance receivable              6,818         7,722          6,774          4,595          4,951
  notes........................
Average note amount...........       $    2,899    $    2,909     $    2,951     $    3,363     $    3,231


Liquidity and Capital Resources

      A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Our principal use of cash is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments and operations. This amount is generally our cash used in investing activities. Cash used in investing activities in fiscal 2006 was approximately $39.8 million, compared to $63.0 million in fiscal 2005. This decrease is primarily due to our loan originations, which decreased by approximately $11.0 million or 3.66%. In addition, our reinsurance subsidiaries purchased approximately $4.0 million in marketable securities which exceeds our statutory requirements in both Arizona and Nevada at September 30, 2006.

      Investing activities in fiscal 2006 were primarily funded by $28.6 million from operating activities and $11.2 million from financing activities. See "Business - General" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Loss Experience and Provision for Credit Losses". Financing activities primarily consist of borrowings and repayments relating to our bank debt, an unsecured revolving credit line from our parent and our investment notes. Information about the length to maturity of our debt may be found in Note 3 of the Notes to Consolidated Financial Statements. The revolving credit line from our parent consists of various borrowings at 2% above the prime rate.

      Senior Indebtedness-Bank Debt. The senior lending agreement was amended and restated on October 1, 2003. The terms of the senior lending agreement are substantially the same as before the amendment. Our senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Currently, eleven (11) banks are a party to the senior lending agreement, as amended. Any bank may elect not to participate in any future fundings at any time without penalty. As of September 30, 2006, we could request up to approximately $32.0 million in additional funds pursuant to the terms of the senior lending agreement, as amended. No bank, however, has any contractual obligation to lend us these additional funds. In connection with borrowing under the senior lending agreement we are subject to certain financial and other restrictive covenants.

      On or before March 31 of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of March 31, 2006, all the banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in fundings up to an aggregate of $270.0 million during the next 12 months, including all amounts currently outstanding under the senior lending agreement.

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

      Our senior lending agreement gives us access to a revolving credit line and amortizing notes. As of September 30, 2006, the outstanding balance under the revolving credit line was approximately $11.8 million floating at prime rate, or 8.25%. The revolving credit line is payable upon demand in 12 equal monthly payments of principal and monthly payments of interest on the outstanding principal on the tenth day of each month. As of September 30, 2006, the outstanding balance of the amortizing notes was approximately $170.5 million, with interest rates fixed at 270 basis points over the ninety day moving average of like-term Treasury notes at the time the amortizing notes were issued. All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments. As of September 30, 2006, we had approximately 279 amortizing notes outstanding with a weighted average maturity of approximately 33.3 months and a weighted average interest rate of approximately 6.55%. Interest on all borrowings under our senior lending agreement is payable monthly.

      Substantially all of our assets secure this bank debt. The senior lending agreement also limits, among other things, our ability to (1) incur additional debt from the banks that are party to the agreement beyond that allowed by specific financial ratios and tests, (2) pay dividends, (3) make certain other restricted payments, (4) consummate certain asset sales and dispositions, (5) merge or consolidate with any other person, and (6) incur additional debt for borrowed money. In addition, the senior lending agreement limits the amounts that we can pay to our parent each year. In fiscal 2006, the senior lending agreement prohibits us from paying our parent more than $736,374 for strategic planning services, professional services.

      Under the senior lending agreement, we are also subject to certain financial covenants that require us, among other things, to maintain specific financial ratios and to satisfy certain financial tests. In part, these include: (a) an Allowance for Credit Losses (as defined in the senior lending agreement, as amended) equal to or greater than the Allowance for Credit Losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 3.0% of our net receivables, (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the senior lending agreement, as amended) as of the end of each quarter to not greater than 4.75 to 1.00, and (c) a Senior Indebtedness to Net Receivable Ratio (as defined in the senior lending agreement, as amended) as of the end of each quarter of no more than 80.0%. We are also required to maintain a Consolidated Total Required Capital (as defined in the senior lending agreement, as amended) of at least $12.5 million plus 50.0% of the cumulative positive net income earned during each of our fiscal years ending after September 30, 2002, which approximates $25.1 million as of September 30, 2006. The breach of any of these covenants or other terms of the senior lending agreement could result in a default under the senior lending agreement. If we breach certain financial covenants under the senior lending agreement, the banks would have the right to receive 80.0% of all payments we receive on our consumer loans and retail installment contracts. In addition, if a default occurs the lenders could seek to declare all amounts outstanding under the senior lending agreement, together with accrued and unpaid interest, to be immediately due and payable. As of September 30, 2006, we were in material compliance with all loan covenants.

      Senior Indebtedness-Parent Debt. We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2.0%. At September 30, 2006, there was $1.4 million outstanding under this credit facility with an interest rate of 10.25%.

      Senior Indebtedness Table. The following table sets forth a five-year history of the total borrowings and availability under our senior lending agreement and our revolving line from our parent, consisted of:


                                                                 As of September 30,
                                       ----------------------------------------------------------------------
                                                                (dollars in thousands)
                                          2006          2005            2004           2003            2002
                                       ----------    ----------     ----------       ---------      ---------
Revolving Credit Line (1):
  Total facility...................    $   49,559    $   47,444     $   36,363       $  31,000      $  27,000
  Balance at end of year  .........    $   13,285    $   15,624     $   15,234       $  12,293      $  12,718
  Maximum available credit (3).....    $   36,274    $   31,820     $   21,129       $  18,707      $  14,282

Term Notes (2):
  Total facility...................    $  225,000    $  207,000     $  167,000       $ 140,036      $ 125,470
  Balance at end of year...........    $  170,533    $  163,973     $  121,912       $  99,471      $  97,925
  Maximum available credit (3).....    $   54,467    $   43,027     $   45,088       $  40,565      $  27,545

Total Revolving and Term Notes (1)(2):
  Total facility...................    $  274,559    $  254,444     $  203,363       $ 171,036      $ 152,470
  Balance at end of year...........    $  183,818    $  179,597     $  137,146       $ 111,764      $ 110,643
  Maximum available credit (3).....    $   90,741    $   74,847     $   66,217       $  59,273      $  41,827
  Credit facility available (4)....    $   31,019    $   18,154     $   21,579       $  13,575      $  11,589
  Percent utilization of the total
    facility.......................         66.95%        70.58%         67.44%          65.34%         72.60%

------------------

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

      Outstanding Investment Notes. We also fund our liquidity needs through the sale of our investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of September 30, 2006, we had issued approximately $33.8 million of these notes at a weighted average interest rate of 9.32%.

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

      Dividends From Subsidiaries. Our reinsurance subsidiary is subject to the laws and regulations of the state of Arizona and Nevada which limit the amount of dividends our reinsurance subsidiary can pay to us and require us to maintain a certain capital structure. In the past, these regulations have not had a material impact on our reinsurance subsidiary or its ability to pay dividends to us, and we do not expect these regulations will have a material impact on our business or the business of our reinsurance subsidiary in the future.

      Interest Rate Risk Management. Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on our borrowings. A substantial and sustained increase in market interest rates could adversely affect our growth and profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium and long term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. "Item 1: See Business - Regulation - The New Lending Act for Service Members."

      The amounts set forth below show the impact on earnings of changes in interest rates on our variable rate debt as of the time it is scheduled to adjust, and upon the debt that is scheduled to mature during 2006, assuming adjustments to, or refinancing at, rates available to us at September 30, 2006. Changes in our interest expense for various possible fluctuations in the interest rates of our debt for fiscal 2006 may be estimated as follows:


Decrease/increase:                        -2%             -1%             0%             +1%             +2%
                                      -----------     -----------     ------------   -----------     ------------
Revolving credit line...........      $  (236,725)    $  (118,363)    $          0   $   118,363     $    236,725
Amortizing term notes...........         (616,361)         39,342          695,046     1,350,749        2,006,453
Investment Note ................          (27,293)         (8,340)          10,614        29,568           48,521
                                      -----------     -----------     ------------   -----------     ------------
   Total impact on interest
     expense....................      $  (880,379)    $   (87,361)    $    705,660   $ 1,498,680     $  2,291,699
                                      ===========     ===========     ============   ===========     ============


      Recent Events. On December 8, 2006, our board of directors declared a $10.0 million cash dividend to our parent, Pioneer Financial Industries, Inc. This dividend is to be paid on December 18, 2006, and will reduce the amount of borrowing capacity we have available to us from $31.0 million to $21.0 million. "Item 1A. Risk Factor---Large cash dividend declared in December 2006 to our parent."

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

      To manage our exposure to credit losses, we use credit risk scoring models for finance receivables that we originate or perform due diligence investigations for finance receivables that we purchase. In addition, we generally structure the repayment terms so that the entire loan is repaid prior to the customer's estimated separation from the military. See "Item 1A: Risk Factors--If a customer leaves the military prior to repaying our loan there is an increased risk that our loan will not be repaid".

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

      If we had chosen to establish the allowance for credit losses at the highest and lowest levels produced by the various migration analysis scenarios, our allowance for credit losses at September 30, 2006 and provision for credit losses and net income for fiscal 2006 would have changed as follows:

                                                Increase (decrease)
                                               ---------------------
                                                  (in thousands)
                                               Highest       Lowest
                                               -------       ------
Allowance for credit losses............        $ 1,978       $(2,074)
Provision for credit losses............        $ 1,978       $(2,074)
Net income.............................        $(1,266)      $ 1,327

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

      Contractual Obligation. We have the following payment obligations under current financing and leasing arrangements as of September 30, 2006:


                                                                         Payments Due By Period
                                                     ------------------------------------------------------------
                                                      Less than
                                        Total          1 year         1-3 years        4-5 years    After 5 years
                                    -------------    ------------   ------------      ------------  -------------
Contractual Obligations:
Long-term debt...................   $ 204,326,146    $ 67,465,710   $ 98,502,191      $ 17,224,252  $  21,133,993
Operating leases.................       4,086,544         980,091      1,967,366         1,139,087              0
                                    -------------    ------------   ------------      ------------  -------------
Total contractual cash
   obligations.........             $ 208,412,690    $ 68,445,801   $100,469,557      $ 18,363,339  $  21,133,993
                                    =============    ============   ============      ============  =============


                                                              Amount of Commitment Expiration Per Period
                                                     ------------------------------------------------------------
                                    Total Amounts       Less than
Other Commercial Commitments:         Committed          1 year        1-3 years       4-5 years     Over 5 years
                                    -------------    ------------   ------------      ------------   ------------
Lines of credit........               $13,285,022    $ 13,285,022(1)         ---               ---            ---


---------------------------
(1)  Includes $1,448,764 owed to our parent.

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

      The Financial Accounting Standards Board (FASB) has issued the following new accounting pronouncement and exposure draft.

      In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of the FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the application of Statement 109 by defining a recognition threshold of "more likely than not" that the position would be sustained upon examination before any part of the benefit of that position be recognized in an enterprise's financial statements. It also provides guidance on the measurement of the tax position. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company anticipates that this will have an immaterial effect, if any, on the Company's consolidated financial statements.

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




















                        PIONEER FINANCIAL SERVICES, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                           SEPTEMBER 30, 2006 AND 2005


                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                        Index to Financial Statements

                                                                           Page

Report of Independent Registered Public Accounting Firm.................    29

Consolidated Balance Sheets September 30, 2006 and 2005.................    30

Consolidated Statements of Income for the years ended September 30,
2006, 2005 and 2004.....................................................    31

Consolidated Statements of Stockholder's Equity for the years ended
September 30, 2006, 2005 and 2004.......................................    32

Consolidated Statements of Cash Flows for the years ended September 30,
2006, 2005 and 2004.....................................................    33

Notes to Consolidated Financial Statements..............................    34

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

BOARD OF DIRECTORS

Pioneer Financial Services, Inc.
Kansas City, Missouri


We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc., a Missouri corporation (the "Company"), as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholder's equity and cash flows for each of the years in the three-year period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Financial Services, Inc. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.


                                          BKD, LLP

Kansas City, Missouri
November 7, 2006 (Except for Note 11 which date is December 8, 2006)

                        PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2006 AND 2005

                                     ASSETS


                                                    2006               2005
                                                ------------       ------------

Cash and cash equivalents                       $  1,762,526       $  1,734,925
Other investments                                  5,420,248          2,196,096

Finance receivables:
   Direct receivables                            246,842,888        223,926,765
   Retail installment contracts                   21,704,925         23,262,974
                                                ------------       ------------
Finance receivables before allowance
    for credit losses                            268,547,813        247,189,739
   Allowance for credit losses                   (16,105,868)       (14,001,868)
                                                ------------       ------------
Net finance receivables                          252,441,945        233,187,871

Furniture and equipment, net                       1,773,232          1,504,082
Unamortized computer software                      1,276,986          1,987,541
Deferred income taxes                              5,182,499          4,279,232
Prepaid and other assets                             604,818          2,449,999
                                                ------------       ------------

Total assets                                    $268,462,254       $247,339,746
                                                ============       ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Revolving credit line - banks                   $ 11,836,258       $ 13,965,005
Revolving credit line - affiliate                  1,448,764          1,659,396
Accounts payable                                     752,477          1,394,315
Accrued expenses and other liabilities            11,088,552          9,150,199
Amortizing term notes                            170,533,423        163,973,031
Investment notes                                  33,792,723         25,125,450
                                                ------------       ------------

Total liabilities                                229,452,197        215,267,396
                                                ------------       ------------

Stockholder's equity:
Common stock, $100 par value; authorized
   20,000 shares; issued and outstanding
   17,136 shares                                   1,713,600          1,713,600
Retained earnings                                 37,296,457         30,347,500
Accumulated other comprehensive income                     -             11,250
                                                ------------       ------------

Total stockholder's equity                        39,010,057         32,072,350
                                                ------------       ------------

Total liabilities and stockholder's equity      $268,462,254       $247,339,746
                                                ============       ============

                 See Notes to Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                            Year Ended September 30,
                                -----------------------------------------------
                                     2006             2005             2004
                                -------------    -------------    -------------

Revenue
   Finance income               $  73,064,771    $  63,182,000    $  54,058,834
   Insurance premiums

      and commissions               3,374,735        4,921,871        5,120,498
   Other income, fees

      and commissions               1,201,625        1,250,406        1,695,854
                                -------------    -------------    -------------
Total revenue
                                   77,641,131       69,354,277       60,875,186


Provision for credit losses        18,276,063       13,043,644       10,587,502

Interest expense                   14,249,361       10,995,602        9,063,272
                                -------------    -------------    -------------


Net revenue                        45,115,707       45,315,031       41,224,412

Operating expenses

   Employee costs                  19,498,895       21,024,706       20,661,557

   Facilities                       5,863,156        5,786,475        4,988,827

   Marketing                        2,875,876        2,619,490        2,532,868

   Professional fees and other      4,165,097        4,841,387        3,917,252
                                -------------    -------------    -------------


Total operating expenses           32,403,024       34,272,058       32,100,504



Income before income taxes         12,712,683       11,042,973        9,123,908

Provision for income taxes          4,613,899        3,875,000        3,136,053
                                -------------    -------------    -------------

Net income                      $   8,098,784    $   7,167,973    $   5,987,855
                                =============    =============    =============

Net income per share, basic
   and diluted (17,136 shares)  $      472.62    $      418.30    $      349.43
                                =============    =============    =============

                 See Notes to Consolidated Financial Statements

                                        PIONEER FINANCIAL SERVICES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY



                                                                                                     Accumulated
                                                                                                        Other
                                                                Common             Retained         Comprehensive
                                            Total                Stock             Earnings            Income
                                          ------------        -----------        ------------       -------------

Balance, September 30, 2003               $ 20,756,080        $ 1,713,600        $ 19,042,480       $           -


  Net income                                                                        5,987,855
  Accumulated other
   comprehensive income -
    unrealized gain on equity
    securities, net of income
    taxes
  Total comprehensive income                 5,987,855

  Dividend paid ($49.61 per share)            (850,117)                              (850,117)
                                          ------------        -----------        ------------       -------------


Balance, September 30, 2004                 25,893,818          1,713,600          24,180,218                   -


  Net income                                                                        7,167,973
  Accumulated other
   comprehensive income -
    unrealized gain on equity
    securities, net of income
    taxes                                                                                                  11,250
  Total comprehensive income                 7,179,223
  Dividend paid ($58.40 per share)          (1,000,691)                            (1,000,691)
                                          ------------        -----------        ------------       -------------

Balance, September 30, 2005                 32,072,350          1,713,600          30,347,500              11,250


  Net income                                                                        8,098,784
  Accumulated other
   comprehensive income -
    unrealized gain on equity
    securities, net of income
    taxes                                                                                                 (11,250)
  Total comprehensive income                 8,087,534
  Dividend paid ($67.10 per share)          (1,149,827)                            (1,149,827)
                                          ------------        -----------        ------------       -------------

Balance, September 30, 2006               $ 39,010,057        $ 1,713,600        $ 37,296,457       $           -
                                          ============        ===========        ============       =============

                 See Notes to Consolidated Financial Statements

                                        PIONEER FINANCIAL SERVICES, INC.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Year Ended September 30,
                                                    --------------------------------------------------
                                                         2006              2005              2004
                                                    --------------    --------------    --------------
Cash Flows from Operating Activities:
   Net income                                       $    8,098,784    $    7,167,973    $    5,987,855
   Items not requiring (providing) cash:
      Provision for credit losses on

         finance receivables                            18,276,063        13,043,644        10,587,502

      Depreciation and amortization                      1,407,867         1,100,293           687,296
      Compounded interest added to
         investment notes                                1,282,037         1,228,362         1,203,862
      Deferred income taxes                              (903,267)         (587,132)         (327,400)

      Loss on disposal/donation of equipment                40,806             7,756             4,318
   Changes in:

      Accounts payable and accrued                         505,162          (830,079)          531,441
         expenses
      Prepaids and other assets                           (112,143)           22,126          (179,942)
                                                    --------------    --------------    --------------
         Net cash provided by operating
           activities                                   28,595,309        21,152,943        18,494,932
                                                    --------------    --------------    --------------

Cash Flows from Investing Activities:
   Loans originated                                   (181,832,255)     (188,471,423)     (150,192,310)
   Loans purchased                                     (18,960,259)      (20,876,648)      (18,496,705)

   Loans repaid                                        165,219,701       148,325,199       127,609,433

   Capital expenditures                                 (1,016,894)       (1,835,998)       (1,980,760)
   Securities purchased                                 (3,981,166)         (326,554)         (502,070)

   Securities matured                                      755,390           205,000           400,000
                                                    --------------    --------------    --------------

         Net cash used in investing activities         (39,815,483)      (62,980,424)      (43,162,412)
                                                    --------------    --------------    --------------

Cash Flows from Financing Activities:

   Net borrowing (repayments) under lines               (1,548,026)         (250,784)        2,534,153
      of credit

   Proceeds from borrowings                             81,575,851       100,153,548        70,660,132

   Repayment of borrowings                             (67,630,223)      (57,417,845)      (47,637,619)
   Dividends paid                                       (1,149,827)       (1,000,691)         (850,117)
                                                    --------------    --------------    --------------

         Net cash provided by (used in)
            financing activities                        11,247,775        41,484,228        24,706,549
                                                    --------------    --------------    --------------

Net Increase/(Decrease) in Cash                             27,601          (343,253)           39,069

Cash and cash equivalents
  Beginning of Year                                      1,734,925         2,078,178         2,039,109
                                                    --------------    --------------    --------------
Cash and cash equivalents
  End of Year                                       $    1,762,526    $    1,734,925    $    2,078,178
                                                    ==============    ==============    ==============

                 See Notes to Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2006, 2005 AND 2004

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

Cash Equivalents
----------------

The Company considers all liquid investments to be cash equivalents, which consisted of a money market account at September 30, 2006 and 2005. From time to time, the Company's cash accounts exceed federally insured limits.

Investments
-----------

Investments consist primarily of certificates of deposit, amounting to $1,844,784 and $358,135; stock, amounting to $0 and $134,640; and debt securities, amounting to $3,575,464 and $1,703,321 at September 30, 2006 and 2005, respectively, consist of corporate and United States government bonds. Stocks for which the Company has no immediate plan to sell but that may be sold in the future are classified as available for sale and carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in stockholder's equity. The debt securities, which the Company has the positive intent and ability to hold until maturity, are classified as held-to-maturity and valued at historical cost, adjusted for amortization of premiums and accretion of discounts computed by the level-yield method. Of the held-to-maturity debt securities at September 30, 2006, $1,940,825 matures in less than one year, $1,604,639 matures between one and five years and $30,000 matures in six or more years. The recorded value of these investments approximates fair value at September 30, 2006 and 2005. Investments aggregating $3,512,501 and $1,889,345 at September 30, 2006 and 2005, respectively, were required as statutory reserves and are on deposit with regulatory authorities or maintained in trust accounts.

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

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (Continued)

Life and accident and health insurance premiums are placed with non-related insurance companies. Premiums on such insurance are remitted to the insurance companies, net of applicable advance commissions, which commissions are credited to income ratably over policy terms. Retrospective insurance commissions, if any, on this insurance are taken into income only as received. Two wholly-owned insurance subsidiaries of the Company, reinsure from a non-affiliated insurance company risks on the credit accident and health insurance policies written on a portion of the loans to customers of the Company. Reinsurance premiums are recognized as revenue over the period of risk in proportion to the amount of insurance protection provided.

Credit property insurance was discontinued in the fourth quarter of fiscal year 2005 as management determined that the Company should fine-tune the installment loan program in order to continue as a responsible alternative in an increasingly competitive military lending market. Since that time, secured lending has been limited to loans that are secured by real property and/or titled vehicles. The majority of loans will continue to be unsecured and the Company no longer accepts other personal property as security for secured loans.

Allowance for Credit Losses
---------------------------

The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. Finance receivables are charged-off when management deems them to be uncollectible through normal collection procedures or they become 270 days delinquent. The Company has developed policies and procedures for assessing the adequacy of the allowance for credit losses which take into consideration the historical credit loss experience of the Company, delinquency trends, current economic conditions, current or future military deployments, and the composition of the finance receivable portfolio. The Company uses various ratio analyses in evaluating prior finance receivable losses and delinquency experience. These and other analyses are used to measure historical movement of finance receivables through various levels of repayment, delinquency, and loss. The results and management's judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside the Company's control, such as economic conditions and current or future military deployments. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.

Furniture and Equipment
-----------------------

Furniture and equipment are carried at cost and depreciated over the estimated useful life of each asset. Annual depreciation is computed using the straight-line method. At September 30, 2006 and 2005, accumulated depreciation was $3,243,752 and $3,585,169, respectively.

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


NOTE 2:  FINANCE RECEIVABLES

Loan Portfolio
--------------

At September 30, 2006 and 2005, finance receivables totaled $268,547,813 and $247,189,739, respectively; all receivables originated from direct loans and retail installment contracts. Direct loans originated in 2006 and 2005 averaged $3,544 and $3,486 with a weighted maturity of 27.6 and 27.7 months, respectively, while retail installment contracts averaged $2,899 and $2,909 with a weighted maturity of 25.7 and 25.6 months, respectively. Approximately 96% and 94% of finance receivables were paid electronically via the Government Allotment System or through the National Automated Clearinghouse Association for the years ended September 30, 2006 and 2005, respectively. At September 30, 2006 and 2005, the accrual of interest income had been suspended on $14,547,963 and $12,005,384 of loans, respectively.

At September 30, 2006 and 2005, the fair value of notes receivable approximates book value.

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  FINANCE RECEIVABLES (Continued)

Allowance for Credit Losses
---------------------------

Changes in the allowance for credit losses are as follows:


                                         For the Year Ended, September 30,
                                   --------------------------------------------
                                        2006             2005            2004
                                   ------------     ------------    -----------

Balance beginning of period        $ 14,001,868     $ 11,240,868    $ 9,220,868
                                   ------------     ------------    -----------
Charge-offs:
  Loans charged-off                 (17,520,206)     (11,742,047)    (9,987,389)
  Recoveries                          1,348,143        1,459,403      1,419,887
                                   ------------     ------------    -----------
Net charge-offs                     (16,172,063)     (10,282,644)    (8,567,502)
Provision for credit losses          18,276,063       13,043,644     10,587,502
                                   ------------     ------------    -----------

Balance end of period              $ 16,105,868     $ 14,001,868    $11,240,868
                                   ============     ============    ===========

NOTE 3:  BORROWINGS

Senior Lending Agreement
------------------------

On September 30, 2006, the Company had a senior lending agreement with a group of banks, which is an uncommitted facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to the Company in the future. At September 30, 2006, the Company had the ability to request up to $270.0 million in the form of revolving credit lines and amortizing notes if it satisfied all terms of its senior lending agreement including maintaining a Senior Indebtedness to Net Receivable Ratio (as defined in the senior lending agreement) of not more than 80%. At September 30, 2006, pursuant to the terms of the senior lending agreement, the Company could request up to $31,019,806 in additional funds from eleven banks. Any bank may elect not to participate in any future funding at any time without penalty. No bank, however, has any contractual obligation to lend the Company these additional funds. This senior lending agreement matures October 1, 2007.

On or before March 31 of each year, each bank that is a party to the senior lending agreement is to deliver to the Company a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of March 31, 2006, eleven banks indicated in writing their willingness to participate in fundings up to an aggregate of $270.0 million during the next 12 months, including all amounts currently outstanding under the senior lending agreement.

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

Advances outstanding under the revolving credit line were $11,836,258 and $13,965,005 at September 30, 2006 and 2005, respectively. The revolving credit line is payable upon demand in 12 equal monthly payments of principal. Interest on borrowings under the revolving credit line is payable monthly and floats with prime, which was 8.25% at September 30, 2006. At September 30, 2006 and 2005, the aggregate balance outstanding under amortizing notes was $170,533,423 and $163,973,031, respectively. Interest on the amortizing notes is fixed at 270 basis points over the ninety day moving average of like-term Treasury notes when issued. There were 279 and 265 amortizing and term notes outstanding at September 30, 2006 and 2005 with a weighted average interest rate of 6.55% and 6.07%, respectively. Interest on all borrowings under the senior lending agreement is payable monthly. Substantially all of the Company's assets secure this bank debt. The senior

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  BORROWINGS (Continued)

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

The senior lending agreement also contains certain restrictive covenants that require the Company, among other things, to maintain specific financial ratios and to satisfy certain financial tests including: (a) an Allowance for Credit Losses (as defined in the senior lending agreement) equal to or greater than the Allowance for Credit losses at the end of the prior fiscal year and at no time less than 3% of net receivables, (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the senior lending agreement) as of the end of each quarter not greater than 4.75 to 1.00, and (c) Senior Indebtedness to Net Receivable Ratio (as defined in the senior lending agreement) as of the end of each quarter of no more than 80%. The Company is also required to maintain a Consolidated Total Required Capital (as defined in the senior lending agreement) of at least $12.5 million plus 50% of the cumulative net income during each fiscal year ending after September 30, 2002 ($25,112,217 at September 30, 2006). The breach of any of these covenants could result in a default under the senior lending agreement, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable. As of September 30, 2006, the Company is in material compliance with all loan covenants.

Parent Company Line of Credit
-----------------------------

The Company has an unsecured revolving line of credit for the amount equal to the greater of two million dollars or 2.5% of the outstanding principal amount of senior debt from its sole shareholder, Pioneer Financial Industries, Inc., which is due upon demand. The maximum outstanding principal was $4,559,242 at September 30, 2006. Advances outstanding under this revolving line of credit were $1,448,764 and $1,659,396 at September 30, 2006 and 2005, respectively. Interest is charged at prime plus 2% (10.25% at September 30, 2006) and is payable monthly.

Investment Notes
----------------

The Company has also borrowed through the issuance of investment notes with an outstanding balance of $33,792,723 and $25,125,450 at September 30, 2006 and 2005, respectively. The investment notes are non-redeemable before maturity by the holders, are issued at various rates and mature one to ten years from date of issue. The Company, at its option, may redeem and retire any or all of the investment notes upon 30 days written notice. All investment notes are renewable for a like term at the prevailing interest rate, unless presented for payment. The average investment note size was $29,591 and $24,754, with a weighted interest rate of 9.32% and 9.15% at September 30, 2006 and 2005, respectively.

On May 13, 2003, the Securities and Exchange Commission declared the Company's registration statement effective permitting the sale of $25 million principal amount of investment notes on a continuous basis. On January 30, 2006, the Securities and Exchange Commission declared the Company's post-effective amendment effective.

The retainment percentages for the investment notes maturing in 2006 and 2005 are as follows:


        Fiscal           Total                               Retainment
        Year           Retained           Amount Due         Percentage
        -----          ---------          -----------        ----------
        2006         $ 1,472,565          $ 2,627,752          56.04%
        2005         $ 2,691,958          $ 6,125,064          43.95%

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  BORROWINGS (Continued)

Maturities
----------

A summary of maturities for the amortizing notes and investment notes at September 30, 2006, follows:



                               Amortizing       Investment
                               Term Notes          Notes              Total
                             -------------    --------------     -------------
2007                         $  65,570,350    $    1,895,360     $  67,465,710
2008                            55,648,762         2,570,579        58,219,341
2009                            37,466,289         2,816,561        40,282,850
2010                            11,751,712         2,344,535        14,096,247
2011                                96,310         3,031,695         3,128,005
2012                                     -         2,063,809         2,063,809
2013                                     -         1,103,246         1,103,246
2014                                     -         2,947,538         2,947,538
2015                                     -         5,761,104         5,761,104
2016 and thereafter                      -         9,258,296         9,258,296
                             -------------    --------------     -------------
Total 2006                   $ 170,533,423    $   33,792,723     $ 204,326,146
                             =============    ==============     =============

At September 30, 2006 and 2005, the fair value of borrowings approximates book value.

NOTE 4:  INCOME TAXES

The provision for income taxes included in the accompanying consolidated statements of income consists of the following:

                                     2006            2005             2004
                                 -----------     -----------     -----------
    Taxes currently payable      $ 5,517,166     $ 4,462,132     $ 3,463,453
    Deferred income taxes           (903,267)       (587,132)       (327,400)
                                 -----------     -----------     -----------
    Total provision              $ 4,613,899     $ 3,875,000     $ 3,136,053
                                 ===========     ===========     ===========

The tax effects of temporary differences related to deferred taxes shown on the September 30, 2006 and 2005 consolidated balance sheets are as follows:


                                                  2006                 2005
                                               ----------           ----------
    Deferred tax assets:
        Allowance for credit losses            $6,039,700           $5,040,672
        Accumulated depreciation                 (135,100)            (142,767)
        Deferred origination costs               (767,600)            (558,576)
        Other                                      45,499              (60,097)
                                               ----------           ----------
    Net deferred tax asset                     $5,182,499           $4,279,232
                                               ==========           ==========

A reconciliation of the provision for income taxes at the normal federal statutory rate of 35% at September 30, 2006 and 34% at September 30, 2005 and 2004 to the provision included in the accompanying consolidated statements of income is shown below:


                                                                  2006               2005              2004
                                                               -----------       ------------      ------------
Provision for federal income taxes at statutory rate           $ 4,449,439       $  3,754,610      $  3,100,071
Increase (decrease) in income tax provision resulting
   from:
     State and local income taxes, net of federal tax              132,666             91,650            37,754
       benefit
     Nondeductible expenses and other                               31,794            28,740           (1,772)
                                                               -----------       ------------      ------------
Provision for income taxes                                     $ 4,613,899       $  3,875,000      $  3,136,053
                                                               ===========       ============      ============

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:  INTANGIBLE ASSETS

The carrying basis of recognized intangible assets (computer software) at September 30, 2006 and 2005 was $3,976,173 and $3,818,023, respectively, and the related accumulated amortization was $2,699,186 and $1,830,481, respectively.

Amortization expense for the years ended September 30, 2006, 2005 and 2004 was $868,705, $556,878 and $187,091, respectively. Amortization expense for the years ending September 30, 2007, 2008 and 2009 is estimated to be $852,862, $392,652 and $31,473, respectively.

NOTE 6:  RELATED PARTY TRANSACTIONS

A description of significant transactions with the Company's sole shareholder, Pioneer Financial Industries, Inc. and other related entities (collectively referred to as PFI) for the years ended September 30, 2006, 2005 and 2004 follows.

The Company has an unsecured revolving line of credit with PFI. The line of credit is due on demand and interest accrues at the prime rate plus 2%. During fiscal 2006, 2005 and 2004, the Company made interest payments on this debt of $90,929, $152,111 and $145,313, respectively.

During fiscal 2006, 2005 and 2004, the Company paid $729,996, $706,333 and $694,663, respectively, to PFI for strategic planning, professional services and service charges. The amount charged to the Company is based on PFI's costs plus a mark-up of not more than 50%. Management of the Company believes the charges are a reasonable estimate of the value received.

Pursuant to an agreement with PFI dated September 21, 2001, which automatically renews annually, the Company sells discount cards through its retail sales offices on a commission basis. These discount cards were developed and procured through vendors by PFI and provided to the Company through a sales agent agreement. The Company retains a commission for the sale of each card and remits the remainder to PFI. The amount remitted to PFI was $88,464, $238,215 and $529,808 in fiscal 2006, 2005 and 2004, respectively, which approximates costs. The Company's commissions on the sale of discount cards were $798,980, $690,297 and $794,821 in fiscal 2006, 2005 and 2004, respectively.

The Company leases certain automobiles from Midstate Leasing, LLC, an entity owned by PFI's controlling shareholder and other shareholders. These operating leases are generally for nine-month periods and are automatically renewable. Prior to January 1, 2006, the Company leased certain office equipment and signs from Midstate Leasing, LLC. On January 1, 2006, the Company purchased this office equipment and signs from Midstate Leasing, LLC for $275,000. During fiscal 2006, 2005 and 2004, payments under these leases totaled $78,788, $180,852 and $190,448, respectively.

The Company's customers execute a master credit agreement in connection with direct loans. The extended effectiveness of this agreement helps expedite the extension of subsequent loans to the customer. PFI's principal shareholder developed and copyrighted the form of this agreement, and the Company licensed it from him in return for a royalty pursuant to a trademark licensing agreement that automatically renews annually. In fiscal 2006, the royalty averaged $2.88 per loan, and aggregated $68,507. In fiscal 2005 and 2004, the royalty averaged $2.76 and $2.65 per loan, and aggregated $219,481 and $170,356, respectively. This agreement was terminated effective January 1, 2006 due to the successful implementation of a new loan processing system and its new loan agreements.

Amounts due to PFI under the revolving line of credit are discussed in Note 3. There are no other amounts due to PFI or other related entities at September 30, 2006 or 2005.

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7:  LEASE OBLIGATIONS

At September 30, 2006, the Company was obligated under non-cancelable operating leases covering its facilities and certain equipment expiring through 2011. Aggregate minimum annual rentals payable are summarized as follows:

Year Ending September 30:
                      2007                            $   980,091
                      2008                                990,753
                      2009                                976,613
                      2010                                748,201
                      2011                                390,886

The minimum rentals shown above do not include rents payable on a "month-to-month" or "cancelable" basis. Rental expense charged against operations totaled $1,930,459, $1,786,861 and $1,590,200, for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Included in these amounts were $78,788, $180,852 and $190,488, for the fiscal years ended September 30, 2006, 2005 and 2004, respectively, paid to related parties.

NOTE 8:  PROFIT-SHARING PLAN

The Company participates in a profit-sharing plan, which covers substantially all employees who are 21 years of age and have been employed by the Company for one year. The Company contributes an amount to the plan each year that is determined by the board of directors. In fiscal 2006 and 2005, the Company matched 50.0% of participant 401(k) deferrals up to a maximum of 5% of total compensation. Participant interests are vested after three years of service. Contributions to the plan were $259,810, $700,580 and $901,466, for the years ended September 30, 2006, 2005 and 2004, respectively.

NOTE 9: LITIGATION

The Company is currently involved in various litigation matters in the ordinary course of business. Other than as described below, the Company is not currently involved in any litigation or other proceedings that it expects, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations and cash flows.

In early 2005, the Company became aware that the Florida Attorney General was planning to file a lawsuit against a subsidiary of ours alleging that it violated Florida's lending law and requiring it to comply with such laws in connection 216 loans made by the subsidiary during the period between December 2001. The Company had previously closed its Florida office for other business reasons in March of 2003 well before it had any reason to believe that the Florida Attorney General had any issues with its activities in Florida. While not obligated to do so the Company cooperated fully with any inquires of attorney general office. March 2005, the Company's subsidiary received a subpoena from the Florida Attorney General's office. Relying on Pioneer Military Lending v. Manning ("Manning"), 2 F.3d 280 (8th Cir. 1993) ("Manning"), which stated that the Commerce Clause of the U.S. Constitution prevents the lending laws of the state in which a non-resident military borrower is stationed from regulating such loan transactions, the Company's subsidiary filed a Complaint for Declaratory Judgment, Injunctive Relief and Damages against the Florida Attorney General in the United States District Court for the Northern District of Florida seeking a determination that, among other things, the Company and its affiliates are not subject to Florida lending laws and licensing requirements. In March of 2006, the court denied the motion, but did not dismiss the case as the court stated that the Company's "allegation is sufficient to state a commerce clause violation." In March of 2006, the Company filed an appeal of the court's denial of the preliminary injunction with the United States Circuit Court of Appeals, Eleventh Circuit, as the Company believes its appeal has substantial merit.

                        PIONEER FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9: LITIGATION (Continued)

In May 2006, the Department of Corporations of the State of California ("Department") rescinded OP 6547CFLL, a specific ruling issued on March 26, 1996 which held that Manning applied to the Company's business model and thus the Company and its subsidiaries did not need to register under that ". . . Pioneer is not engaging in the business of a Finance lender . . ." as long as Pioneer followed the model of lending set forth in Manning and, therefore, did not need to register under the California's consumer lending laws. In connection with rescission of this specific ruling, the Department demanded that two wholly-owned subsidiaries of the Company, either cease making loans to non-domiciled military borrowers located in California or become licensed. In June 2006, the Company's subsidiaries filed a Complaint for Declaratory Judgment, Injunctive Relief and Damages against the Commissioner of the Department, in the United States District Court for the Eastern District of California. Seeking a determination that, among other things, the Company and its affiliates are not subject to California lending laws and licensing requirements. The court granted the Company's motion with respect to its affiliate located in the State of Washington and denied the motion with respect to its internet lending subsidiary. The time for appealing the court's order with respect to the Washington subsidiary expired in August 2006. While the Company's internet subsidiary has complied with the court's ruling by ceasing to lend to any US military personnel over the Internet who has indicated a permanent home of record in California, it is also appealed this ruling to the United States Circuit Court of Appeals, Ninth Circuit, as the Company believes its appeal has substantial merit. In October 2006, the Company made the decision to change its business model to require its lending subsidiaries making loans to persons located in a State at the time of the loan to become licensed under the State consumer lending laws. With respect to California, the Company's Washington and internet subsidiaries have filed applications for registration as finance lenders. The Company has notified the Commissioner of the Department of these applications and believes he is supportive of the action. The Company is also in settlement discussions with the Department to resolve the matter against the internet subsidiary.

NOTE 10: FUTURE CHANGE IN ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board (FASB) has issued the following new accounting pronouncement and exposure draft.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of the FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the application of Statement 109 by defining a recognition threshold of "more likely than not" that the position would be sustained upon examination before any part of the benefit of that position be recognized in an enterprise's financial statements. It also provides guidance on the measurement of the tax position. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company anticipates that this will have an immaterial effect, if any, on the Company's consolidated financial statements.

NOTE 11: SUBSEQUENT EVENT

On December 8, 2006, our board of directors declared a $10.0 million cash dividend to our parent, Pioneer Financial Industries, Inc.

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

                                       PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information regarding each person who serves as a director or executive officer of Pioneer as of September 30, 2006:


          Name               Age        Position
          ----               ---        --------

William D. Sullivan           69        Chairman, Chief Executive Officer and
                                        sole Director
Thomas H. Holcom, Jr.         60        President and Chief Operating Officer
Randall J. Opliger            49        Chief Financial Officer, Treasurer and
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

ITEM 11.     EXECUTIVE COMPENSATION

      The following table sets forth all cash compensation we paid during each of our last three fiscal years to our Chief Executive Officer and to the other two executive officers whose total annual salary and bonus paid during fiscal year 2006 exceeded $100,000. As sole director, Mr. Sullivan has determined executive compensation with input from Mr. Holcom, as President and Chief Operating Officer.

                           SUMMARY COMPENSATION TABLE


                                             Annual Compensation
                               -------------------------------------------------
                                                                 Other Annual
Name and                                  Salary        Bonus    Compensation
Principal Position             Year         ($)          ($)          ($)
------------------             ----     --------      --------   ------------
William D. Sullivan,           2006     $482,885      $      0   $5,654 (1)
  Chief Executive Officer      2005     $450,000      $350,000   $5,266 (1)
                               2004     $402,839      $300,000   $3,539 (1)

Thomas H. Holcom, Jr.,         2006     $350,000      $350,000   $1,329 (1)
  President and Chief          2005     $350,000      $410,000   $1,311 (1)
  Operating Officer            2004     $242,999      $335,000   $  732 (1)

Randall J. Opliger,            2006     $120,082      $140,000
  Chief Financial Officer,     2005     $105,564      $105,000
   Treasurer and Secretary     2004     $106,386      $120,000

-----------------------
(1)   Amounts attributable to the non-business use of a company car.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      As of November 30, 2006, Pioneer Financial Industries, Inc., a Nevada corporation, owns 17,136 shares of our common stock, which constitutes all of our issued and outstanding shares of common stock. We have no other class of capital stock authorized. The address of Pioneer Financial Industries, Inc. is 955 South Virginia Avenue, Suite 116, Reno, Nevada 89502. Pioneer Financial Industries, Inc. has sole voting and investment power with respect to the shares of our common stock set forth above. Neither our director nor any of our executive officers own any shares of our common stock.

      As of November 30, 2006, as the trustee or beneficiary of various trusts, William D. Sullivan had sole or shared voting or investment power over 171,420 shares, or 95.3%, of the common stock of Pioneer Financial Industries, Inc. Upon the death of Mr. Sullivan, the trust department of a commercial bank will exercise the voting rights over these shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
            INDEPENDENCE

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

      At September 30, 2006, we had borrowed $1,448,764 from our parent, Pioneer Financial Industries, Inc. ("PFI"), pursuant to an unsecured revolving line of credit. The line of credit is due on demand and interest accrues at the prime rate plus 2.0%. During fiscal 2006, 2005 and 2004, we made interest payments on this debt in the amount of $90,929, $152,111 and $145,313, respectively.

      During fiscal 2006, 2005 and 2004, we paid $729,996, $706,333 and
$694,663, respectively, to our parent and its subsidiaries for strategic planning, professional services and service charges, including $187,054, $214,333, and $192,663, respectively, paid to Penwith Corporation ("Penwith") for strategic planning and professional services, including product identification and procurement.

      We share with Armed Services Benefits ("ASB"), a subsidiary of our parent, a portion of the commission received on each discount card sold based on our agreement with ASB. The portion paid to ASB is approximately 10% of the total commission received. During fiscal 2006, 2005 and 2004, we paid ASB a total of $88,464, $238,215, and $529,808, respectively, in commissions and we retained a total of $798,980, $690,297 and $794,821, respectively. The amount remitted to ASB approximates its costs.

      Midstate Leasing, LLC ("Midstate"), an entity owned by the controlling shareholder and certain other shareholders of our parent, leases automobiles to the Company. These operating leases are generally for nine month periods and are automatically renewable. Prior to January 1, 2006 the Company leased certain office equipment and signs from Midstate. On January 1, 2006 the Company purchased this office equipment and signs from Midstate for $275,000. During fiscal 2006, 2005 and 2004, payments under these leases totaled $78,788, $180,852 and $190,488, respectively.

      Our customers execute a master credit agreement in connection with direct loans. The extended effectiveness of this agreement helps expedite the extension of subsequent loans to the customer. William D. Sullivan developed and copyrighted the form of this agreement, and we license it from him in return for a royalty. In fiscal 2006, the royalty averaged $2.88 per loan, and Mr. Sullivan received a total of $68,507 in royalty payments. In fiscal 2005 and 2004, the royalty averaged $2.76 and $2.65 per loan, respectively, with Mr. Sullivan receiving a total of $219,481 and $170,356 in royalty payments, respectively. This agreement was terminated effective January 1, 2006 due to the successful implementation of Daybreak and its new loan agreements.

      The table below summarizes our transactions with affiliated parties:


                                                                                  Year Ended September 30,
                                                                          -------------------------------------------
                                                      Person                 2006            2005             2004
                                                      ------              ----------      ----------       ----------

Interest paid on line of credit..................     PFI                    $90,929      $  152,111       $  145,313
Professional services, strategic planning and
  service charges................................     PFI                    542,942         492,000          502,000
Product identification and procurement...........     Penwith                187,054         214,333          192,663
Commission on health discount cards..............     ASB                     88,464         238,215          529,808
Lease payments for office equipment, signs,
  vehicles.......................................     Midstate                78,788         180,852          190,488
Royalty payments for use of copyrighted form.....     Mr. Sullivan            68,507         219,481          170,356
                                                                          ----------      ----------       ----------

Total payments to affiliates.....................                         $1,079,189      $1,496,992       $1,730,628
                                                                          ==========      ==========       ==========

ITEM 14     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

      The aggregate fees billed for professional services rendered in fiscal years 2006 and 2005, respectively, by BKD, LLP for the audit of the Company's annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q were $71,800 and $58,000, respectively.

Audit-Related Fees

      The aggregate fees billed for audit-related services rendered in fiscal years 2006 and 2005, respectively, by BKD, LLP, which are not reported under "Audit Fees" above were $7,743 and $1,693, respectively. These fees were primarily for out of pocket expenses and research done for audit and tax services.

Tax Fees

      The aggregate fees billed for tax services rendered in fiscal years 2006 and 2005, respectively, by BKD, LLP were $28,000 and $27,000, respectively. These fees were primarily for preparation of federal and state taxes returns.

                                     PART IV

Item 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      The following documents are filed as exhibits to this annual report:

Exhibit
  No.     Description
-------   -----------

3.1 Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 18, 2003 (Commission No. 333-103293) (the "Initial Registration Statement").
3.2 Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Initial Registration Statement).
3.3 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 of the Initial Registration Statement).
4.1 Amended and Restated Indenture dated as of December 15, 2004 (Incorporated by reference to Exhibit 4.1 of the Post Effective Amendment No. 2 to the Registration Statement filed with the Securities and Exchange Commission dated December 17, 2004 (Commission No. 333-103293) ("Post Effective Amendment No.2").
4.2 Form of investment note certificate (Incorporated by reference to Exhibit 4.2 of the Post Effective Amendment No. 2).
4.3 Form of junior subordinated debenture prior to November 1, 2002 (Incorporated by reference to Exhibit 4.3 of the Initial Registration Statement).
4.7 Form of Agreement between the Company and various banks named in Amended and Restated Senior Lending Agreement (Incorporated by reference to Exhibit 4.7 of the Initial Registration Statement).
4.9 Amended and Restated Senior Lending Agreement dated October 1, 2003 among the company and various banks named therein. (Incorporated by reference to Exhibit 4.9 of the Post Effective Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on December 12, 2003 (Commission No. 333-103293) ("Post Effective Amendment No. 1").

4.10 Promissory Note dated October 1, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit 4.10 of the Form 10-Q filed on May 13, 2005)
4.11 Form of Rate Supplement (Incorporated by reference to Exhibit 4.11 of the Post Effective Amendment No. 2).
4.12 Form of IRA Application (Incorporated by reference to Exhibit 4.12 of the Post Effective Amendment No. 2).
4.13 Form of Offer to Purchase (Incorporated by reference to Exhibit 4.13 of the Post Effective Amendment No. 2).
4.14      Form of IRA Application
10.1      Form of Readi-Loan Licensing Agreement (Incorporated by reference to
          Exhibit 10 of the Initial Registration Statement).
10.2 Office Building Lease dated January 31, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.2 of the Initial Registration Statement).
10.3 Addendum to Office Building Lease between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.3 of the Initial Registration Statement).
10.4 First Amendment to Office Building Lease dated July 19, 2001, between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Initial Registration Statement).
10.5 Employment Contract between the Company and Randall J. Opliger (Incorporated by reference to Exhibit 10.5 of the Initial Registration Statement).
10.6 Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Initial Registration Statement).
10.7 Transfer of Shares dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
          Exhibit 10.7 to the Post Effective Amendment No. 1.)
10.8 Capital Contribution Agreement dated as of September 30, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to Exhibit 10.8 to the Post Effective Amendment No. 1.)
10.9 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
          Exhibit 10.9 to the Post Effective Amendment No. 1.)
10.10 Stock Purchase Agreement dated October 29, 2003 between the Company and Pioneer Financial Industries, Inc. (Incorporated by reference to
          Exhibit 10.10 to the Post Effective Amendment No. 1.)
12 Statement regarding computation of ratios (Incorporated by reference to Exhibit 12 of the Post Effective Amendment No. 2).
21 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Post Effective Amendment No. 1).
31.1 Certificate of the Chief Executive Officer of Pioneer Financial Services, Inc. dated December 15, 2006 for the Annual Report on Form 10-K for the year ended September 30, 2006.

31.2 Certificate of the Chief Financial Officer of Pioneer Financial Services, Inc. dated December 15, 2006 for the Annual Report on Form 10-K for the year ended September 30, 2006.
32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer of Pioneer Financial Services, Inc. dated December 15, 2006.
32.2 18 U.S.C. Section 1350 Certification of Chief financial Officer of Pioneer Financial Services, Inc. dated December 15, 2006

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PIONEER FINANCIAL SERVICES, INC.

                                    /s/ WILLIAM D. SULLIVAN
                                    -----------------------
                                    William D. Sullivan
                                    Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated and on the dates indicated.


Name                        Title                        Date

/s/ WILLIAM D. SULLIVAN     Chief Executive Officer      December 15, 2006
-----------------------     and Sole Director
William D. Sullivan         (Principal Executive
                            Officer)


/s/ RANDALL J. OPLIGER      Chief Financial Officer,     December 15, 2006
----------------------      Treasurer and Secretary
Randall J. Opliger          (Principal Financial
                            Officer and Principal
                            Accounting Officer)