Form 10-Q
period 2006-12-31
PIONEER FINANCIAL SERVICES INC
filed 2007-02-15
CIK 1216752

Prospectus Supplement Dated February 10, 2007 Filed Pursuant to Rule 424(b)(3) to Prospectus Dated January 30, 2006 of
Pioneer Financial Services, Inc.                  Registration Number 333-103293
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                     For the period ended: December 31, 2006

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

                 Class                     Outstanding as of February 10, 2007
                 -----                     -----------------------------------
      Common Stock, $100 par value                    17,136 shares

                        PIONEER FINANCIAL SERVICES, INC.

                                    FORM 10-Q
                                December 31, 2006

                                TABLE OF CONTENTS



                                     PART I
                              FINANCIAL INFORMATION
Item No.                                                                  Page

1.   Consolidated Financial Statements......................................1
     Consolidated Balance Sheets at December 31, 2006 and
     September 30, 2006.....................................................1
     Consolidated Statements of Income for the three months ended
     December 31, 2006 and 2005.............................................2
     Consolidated Statements of Stockholder's Equity for the three months ended December 31, 2006 and years ended September 30, 2006 and 2005...............................................................3
     Consolidated Statements of Cash Flows for the three months ended
     December 31, 2006 and 2005.............................................4
     Condensed Notes to Consolidated Financial Statements...................5
2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................6
3.   Quantitative and Qualitative Disclosures About Market Risk............16
4.   Controls and Procedures...............................................16


                                     PART II
                                OTHER INFORMATION

1.   Legal Proceedings.....................................................16
1A.  Risk Factors..........................................................18
2.   Unregistered Sales of Equity and Use of Proceeds......................20
3.   Defaults upon Senior Securities.......................................20
4.   Submission of Matters to a Vote of Security Holders...................20
5.   Other Information.....................................................20
6.   Exhibits .............................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             December 31,   September 30,
                                                2006            2006
                                            --------------  -------------
                                             (unaudited)

Cash and cash equivalents                     $ 5,034,843   $  1,762,526
Other investments                               5,017,304      5,420,248

Finance receivables:
   Direct receivables                         259,500,855    246,842,888
   Retail installment contracts                21,284,089     21,704,925
                                            -------------  -------------

Finance receivables before allowance
     for credit losses                        280,784,944    268,547,813
    Allowance for credit losses              (16,834,868)   (16,105,868)
                                            -------------  -------------
Net finance receivables                       263,950,076    252,441,945

Furniture and equipment, net                    1,674,811      1,773,232
Unamortized computer software                   1,062,019      1,276,986
Deferred income taxes                           5,800,948      5,182,499
Prepaid and other assets                          426,202        604,818
                                            --------------  ------------
Total assets                                 $282,966,203   $268,462,254
                                            ==============  ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Revolving credit line - banks                $ 17,362,694    $11,836,258
Revolving credit line - affiliate                 479,038      1,448,764
Accounts payable                                  896,885        752,477
Accrued expenses and other liabilities         14,199,590     11,088,552
Amortizing term notes                         183,279,636    170,533,423
Investment notes                               35,157,571     33,792,723
                                            --------------  ------------

Total liabilities                             251,375,414    229,452,197
                                            --------------  ------------
Stockholder's equity:
    Common stock, $100 par value; authorized
    20,000 shares; issued and outstanding
    17,136 shares                               1,713,600      1,713,600
   Retained earnings                           29,877,189     37,296,457
                                            --------------  ------------

Total stockholder's equity                     31,590,789     39,010,057
                                            --------------  ------------


Total liabilities and stockholder's equity   $282,966,203   $268,462,254
                                            ==============  ============


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                            Three Months Ended
                                               December 31,
                                     -------------------------------
                                          2006            2005
                                     ---------------  --------------

Revenue
   Finance income                      $ 19,969,017     $18,502,275
   Insurance premiums and commissions     1,231,333         926,600
   Other income, fees and commissions       510,838         269,060
                                     ---------------  -------------
Total revenue                            21,711,188      19,697,935

Provision for credit losses               5,140,126       4,522,972
Interest expense                          3,887,967       3,421,339
                                     ---------------  -------------

Net revenue                              12,683,095      11,753,624

Operating expenses:
   Employee costs                         5,166,709       5,247,171
   Facilities                             1,432,243       1,427,760
   Marketing                                661,484         923,382
   Professional fees and other            1,291,356       1,127,172
                                     ---------------  --------------

Total operating expenses                  8,551,792       8,725,485
                                     ---------------  -------------

Income before income taxes                4,131,303       3,028,139
Provision for income taxes                1,550,000       1,116,000
                                     ---------------  -------------

Net income                              $ 2,581,303      $1,912,139
                                     ===============  =============

Net income per share, basic and
diluted                                    $ 150.64         $111.59
                                     ===============  =============


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                               Accumulated
                                                                                  Other
                                                      Common       Retained    Comprehensive
                                        Total         Stock        Earnings       Income
                                    ------------  ------------ -------------  -------------

Balance, September 30, 2004           25,893,818    1,713,600     24,180,218               -

  Net income                                                       7,167,973
  Accumulated other
   comprehensive income -
    change in unrealized gain
    on equity securities, net of
    income taxes                                                                   11,250
  Total comprehensive income           7,179,223
  Dividend paid ($58.40 per share)    (1,000,691)                (1,000,691)
                                     ------------  ------------ -------------  -------------

Balance, September 30, 2005           32,072,350    1,713,600    30,347,500        11,250


  Net income                                                      8,098,784
  Accumulated other
   comprehensive income -
    change in unrealized gain
    on equity securities, net of
    income taxes                                                                  (11,250)
  Total comprehensive income           8,087,534
  Dividend paid ($67.10 per share)    (1,149,827)                (1,149,827)
                                     ------------  ------------ -------------  -------------

Balance, September 30, 2006         $ 39,010,057  $ 1,713,600   $37,296,457    $           -

  (Unaudited)
  Net income                                                      2,581,303
  Total comprehensive income           2,581,303
  Dividend paid ($583.60 per share)  (10,000,571)               (10,000,571)
                                     ------------  ------------ -------------  -------------

Balance, December 31, 2006          $ 31,590,789  $ 1,713,600   $29,877,189    $           -
                                    ============  ============ =============   =============


            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Three Months Ended December 31,
                                           ----------------------------------
                                                 2006              2005
                                           ----------------  ----------------

Cash Flows from Operating Activities:
   Net income                              $    2,581,303       $ 1,912,139
   Items not requiring (providing) cash:
     Provision for credit losses on
         finance receivables                    5,140,126         3,722,971
      Depreciation and amortization               351,538           343,392
      Compounded interest added to
         investment notes                         379,255           282,907
      Deferred income taxes                      (618,449)         (374,287)
      Loss on disposal/donation of equipment         (778)           (1,098)
   Changes in:
      Accounts payable and accrued
         expenses                               3,070,091           912,126
      Prepaids and other assets                   178,319           171,466
                                           ----------------  ----------------
         Net cash provided by operating
          activities                           11,081,405         6,969,616
                                           ----------------  ----------------

Cash Flows from Investing Activities:
   Loans originated                           (53,535,804)      (55,737,133)
   Loans purchased                             (4,652,377)       (5,287,455)
   Loans repaid                                41,539,924        41,844,070
   Capital expenditures                           (44,131)          (57,887)
   Securities purchased                                 -          (104,930)
   Securities matured                             410,000           223,389
                                           ----------------  ----------------
     Net cash used in investing activities    (16,282,388)      (19,119,946)
                                           ----------------  ----------------

Cash Flows from Financing Activities:
   Net borrowing (repayments) under lines
    of credit                                   4,742,065          (674,393)
   Proceeds from borrowings                    30,269,233        31,844,834
   Repayment of borrowings                    (16,537,427)      (16,367,793)
   Dividends paid                             (10,000,571)         (207,344)
                                           ----------------  ----------------

     Net cash provided by financing
      activities                                8,473,300        14,595,304
                                           ----------------  ----------------

Net Increase in Cash                            3,272,317         2,444,974

Cash and cash equivalents, Beginning
 of Period                                      1,762,526         1,734,925
                                           ----------------  ----------------

Cash and cash equivalents, End of Period   $    5,034,843    $    4,179,899
                                           ================  ================

Additional Cash Flow Information:
   Interest paid                           $    3,327,375    $    3,012,875
   Income taxes paid                       $            -    $      254,825

            See Notes to Condensed Consolidated Financial Statements

                        PIONEER FINANCIAL SERVICES, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2006 and December 31, 2005
                                   (Unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Concentration

      Pioneer Financial Services, Inc., a Missouri corporation (the "Company"), is a specialized financial services company which originates and services consumer loans and provides other products and financial services exclusively to active duty or retired career military personnel or U.S. Department of Defense employees. The Company's revenues are primarily earned from the making of direct loans and the purchase of retail installment contracts. The Company also earns revenues from commissions from the sale of credit-related insurance placed with non-related insurance companies and from reinsurance premiums on credit accident and health insurance. Additionally, the Company sells non-loan related products and services, including roadside assistance programs and discount cards.

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

      Information with respect to December 31, 2006 and 2005, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations of the Company. The results of operations for the three months ended December 31, 2006 and 2005 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2006 and statements of stockholder's equity for the years ended September 30, 2006 and 2005 have been derived from the Company's audited consolidated balance sheet and statements of stockholder's equity.

NOTE 2:  NET INCOME PER SHARE

      Net income per share is computed based upon the weighted-average common shares outstanding of 17,136 during each period. There are no potentially dilutive securities issued and outstanding.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management's intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our annual report on Form 10-K for the period ended September 30, 2006 and set forth herein under Item 1A--Risk Factors. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements keep these risk factors in mind. These forward-looking statements are made as of the date of this filing. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

      Our finance receivables are effectively unsecured. Our finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the first three months of fiscal 2007, the size of our average finance receivable at origination was approximately $3,577. In general, our customers are unable to obtain traditional financing from banks, credit unions or savings and loans associations due to factors such as their age, likelihood of relocation and lack of credit history, which may not allow them to build relationships with sources such as commercial banks.

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

      As a customer service, we will consider a new loan request from an existing customer who has demonstrated a positive payment history with us, where the transaction creates an economic benefit to the customer and after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. No refinancing is available to cure delinquency nor for the sole purpose of creating fee income to us. Generally, we refinance existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. In fiscal 2006, approximately 45.8% of the number and 30.2% of the amount of our loan originations were refinancings of outstanding loans. If the New Lending Act for Service Members is implemented as enacted, we will no longer be able to refinance an existing loan.

      To reduce our credit risk and provide better service, we do not require but a customer may elect to employ the convenience of making their monthly loan payments electronically through payroll deduction via the Government Allotment System or through an automatic debit of their bank account through the National Automated Clearinghouse Association. In addition, customers may elect to make monthly loan payments by personal check. As of December 31, 2006, approximately 96% of our customers were utilizing these options.

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

Finance Receivables

      Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the ends of the periods presented:

                                     As of, and For the Three
                                           Months Ended
                                           December 31,
                                  -------------------------------
                                       2006            2005
                                  ---------------  --------------
                            (dollars in thousands, except for average
                                          note balance)

Finance Receivables:
   Finance receivables balance       $    280,785     $   265,405
   Average note balance              $      2,641     $     2,575
   Total finance income              $     19,969     $    18,502
   Total number of notes                  106,306         103,068

Direct Loans:
   Finance receivables balance       $    259,501         242,320
   Percent of finance receivables          92.42%          91.30%
   Average note balance              $      2,750     $     2,676
   Number of notes                         94,363          90,551

Retail Installment Contracts:
   Finance receivables balance       $     21,284     $    23,085
   Percent of finance receivables           7.58%           8.70%
   Average note balance              $      1,782     $     1,844

   Number of notes                         11,943          12,517


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

      The following table presents important data relating to our net interest margin as of the ends of the periods presented:

                                                As of, and For the Three
                                                      Months Ended
                                                      December 31,
                                        ----------------------------------------
                                                   2006          2005
                                        ----------------------------------------
                                                  (dollars in thousands)

Finance receivables balance                    $    280,785    $   265,405

Average finance receivables (1)                $    276,243    $   260,396

Average interest bearing liabilities (1)       $    222,242    $   214,795

Total finance income                           $     19,969    $    18,502

Total interest expense                         $      3,888    $     3,421

-----------------------------------------
   (1) Averages are computed using month-end balances.


Results of Operations

     Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

      Finance Receivables. Our aggregate finance receivables increased 4.6% during the first quarter of fiscal 2007 to $280.8 million on December 31, 2006 from $268.5 million on September 30, 2006. Increased loan originations in the first quarter of fiscal 2007 helped to contribute to the highest dollar amount of finance receivables in our company history. This increase was due primarily to increases in finance receivables from the Internet, which grew by approximately $10.5 million or 6.4%

      Finance Revenues. Finance revenues for the first quarter of fiscal 2007 increased to $20.0 million from $18.5 million for the first quarter of fiscal 2006, an increase of $1.5 million or 8.1%. This increase was primarily due to an increase in average finance receivables to $276.2 million in the first quarter of fiscal 2007 from $260.4 million in the first quarter fiscal 2006, an increase of 6.1%.

      Provision for Credit Losses. The provision for credit losses in the first quarter of fiscal 2007 increased to $5.1 million from $4.5 million in the first quarter of fiscal 2006, an increase of $.6 million or 13.3%. See "Finance Receivables." This increase resulted from a combination of increases in both the allowance for loan losses due to the growth in our loan portfolio and an increase in our net charge-offs. Allowance for credit losses at December 31, 2006 increased to $16.8 million compared to $16.1 million at September 30, 2006. This increase reflects the 4.6% or $12.3 million increase in our loan portfolio as mentioned above. In addition, our net charge-offs as a percentage of average finance receivables for the first quarter of fiscal 2007 increased to 6.9% from 6.3% for the first quarter of fiscal 2006. This increase is due to general economic factors affecting our customers' ability to repay their loans, the increase in customers leaving the military prior to repaying their loan and our continuing concern regarding the uncertainty surrounding Middle-East hostilities. If this situation were to continue to result in a protracted war, the involvement of the military personnel in armed hostilities may increase payment delinquencies and charge-offs. See "Item 1A: Risk Factors--If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid". See also "--Credit Loss Experience and Provision for Credit Losses."

      Interest Expense. Interest expense in the first quarter of fiscal 2007 increased to $3.9 million from $3.4 million in the first quarter of fiscal 2006, an increase of $.5 million or 14.7%. Our average interest bearing liabilities for the three months ended December 31, 2006 increased by $7.4 million or 3.5% compared to the three months ended December 31, 2005. The weighted average interest rate increased to 7.0% in the first quarter of fiscal 2007 from 6.4% in the first quarter of fiscal 2006 due to the increase in market interest rates as well as a 31.0% increase in our investment notes which generally have a higher rate of interest.

      Operating Expenses. Operating expenses in the first quarter of fiscal 2007 decreased to $8.5 million from $8.7 million in the first quarter of fiscal 2006, a decrease of $.2 million or 2.0%. This decrease was primarily due to a decrease in employment costs resulting from more efficient use of technology and a decrease in marketing expenses with better focused digital marketing efforts.

      Net Income. Income before taxes in the first quarter of fiscal 2007 was $4.1 million and net income was $2.6 million compared to income before taxes of $3.0 million and net income of $1.9 million during the first quarter of fiscal 2006. These increases were primarily attributed to higher finance receivables and relatively stable operating expenses partially reduced by an increased provision for credit losses and interest expense.

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

      The following sets forth our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables as of the ends of the periods presented:

                                            As of the Three Months Ended
                                                    December 31,
                                        ----------------------------------
                                             2006                  2005
                                        ------------          ------------
                                               (dollars in thousands)

Finance receivables balances            $    280,785          $    265,405

Finance receivables balances 60 days    $     15,982          $     16,004
  or more past due

Finance receivables balances 60 days
   or more past due as a percent of
   finance receivables                         5.69%                 6.03%


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

      Direct Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Finance receivables are charged-off when management deems them to be uncollectible through our normal collection procedures or they become 270 days past due. The 270-day limit is required by our senior lending agreement. Greater than 15% of our charge-offs occur before an account is 180 days delinquent. Our primary source of charge-offs is when a customer leaves the military prior to repaying the finance receivable. We generally structure our loans so that the entire amount is repaid prior to a customer's estimated separation from the military, and the number of our customers who depart from the military early has remained relatively constant over time. We, however, cannot predict when or whether a customer may depart from the military early. Accordingly, we can not implement policies or procedures to ensure that we are repaid in full prior to our customer leaving the military.

      The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans as of the ends of the periods presented:

                                     As of, and For the Three
                                           Months Ended
                                           December 31,
                                   -----------------------------
                                       2006            2005
                                   --------------  -------------
                                      (dollars in thousands)
Direct Loans:
   Loans charged-off               $       4,792   $      3,999
   Less recoveries                           374            272
                                   --------------  -------------
   Net charge-offs                 $       4,418   $      3,727
                                   ==============  =============

Average monthly balance of
   outstanding (1)                 $     254,832   $    237,051
Percentage of net charge-offs
 to average monthly balance
 outstanding (2)                           6.93%          6.29%

--------------------------------
      (1) Averages are computed using month-end balances.
      (2) December 31, 2006 and 2005 are annualized for comparison purpose.

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

                                     As of, and For the Three
                                           Months Ended
                                           December 31,
                                   ------------------------------
                                       2006            2005
                                   --------------  --------------
                                      (dollars in thousands)
Retail Installment Contracts:
   Contracts charged-off           $          14   $           -
   Less recoveries                            21               4
                                   --------------  --------------
   Net charge-offs (recoveries)    $          (7)  $          (4)
                                   ==============  ==============

Average monthly balance of
   outstanding (1)                 $      21,411   $      23,345
Percentage of net charge-offs
 to average monthly balance
 outstanding (2)                          -0.13%          -0.07%
--------------------------------
      (1) Averages are computed using month-end balances.
      (2) December 31, 2006 and 2005 are annualized for comparison purpose.

      Allowance for Credit Losses. The following table presents our allowance for credit losses on finance receivables as of the ends of the periods presented:


                                     As of, and For the Three
                                           Months Ended
                                           December 31,
                                   -----------------------------
                                       2006            2005
                                   --------------  -------------
                                      (dollars in thousands)

Average finance receivables (1)        $ 276,243      $ 260,396
Provision for credit losses            $   5,140      $   4,523
Net charge-offs                        $   4,411      $   3,723
Net charge-offs as a percentage of
   average finance receivables (2)         6.39%          5.72%
Allowance for credit losses            $  16,835      $  14,802
Allowance as a percentage of average
   finance receivables                     6.09%          5.68%

--------------------------------
      (1) Averages are computed using month-end balances.
      (2) December 31, 2006 and 2005 are annualized for comparison purpose.

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

      The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the ends of the periods presented:

                                    As of, and For the Three
                                         Months Ended
                                         December 31,
                                -------------------------------
                                      2006             2005
                                --------------  ---------------
                                -------------------------------
                                      (dollars in thousands)

Balance, beginning of period   $       16,106  $        14,002
                               --------------  ---------------
Charge-offs:
   Loans charged-off                   (4,806)          (3,999)
   Recoveries                             395              276
                               --------------  ---------------
Net charge-offs                        (4,411)          (3,723)
Provision for credit losses             5,140            4,523
                               --------------  ---------------
Balance, end of period         $       16,835  $        14,802
                               ==============  ===============


Loan Origination

      Our loan origination is an important factor in determining our future revenues. Loan originations increased for the first three months of fiscal 2007 to $90.6 million from $88.7 million for the first three months of fiscal year 2006, an increase of $1.9 million or 2.1%. See "Results of Operations - Three Months Ended December 31, 2006 Compared to the Three Months ended December 31, 2005 - Finance Receivables." The record volume in the first three months of fiscal 2007 was achieved through an increase in loan referrals from our retail offices and the expansion of our Internet distribution channel. The increase in Internet loan production was due in part to our digital marketing efforts which increased 24% over prior year with a greater emphasis on internally directed activities.

      The following table sets forth our overall loan originations and lending activities by direct loans and retail installment contracts as of the ends of the periods presented:

                                            As of, and For the Three
                                                  Months Ended
                                                  December 31,
                                  -----------------------------------------
                                          2006                 2005
                                  -------------------  --------------------
                                       (dollars in thousands, except for
                                              average note amounts)
Total Loan Origination:
   Gross balance                        $   90,611            $   88,689
   Number of finance receivable notes       25,332                25,681
   Average note amount                  $    3,577            $    3,453

Direct Loans:
   Gross balance                        $   85,746            $   83,402
   Number of finance receivable notes       23,702                23,757
   Average note amount                  $    3,618            $    3,511

Retail Installment Contracts:
   Gross balance                        $    4,865            $    5,287
   Number of finance receivable notes        1,630                 1,924
   Average note amount                  $    2,985            $    2,748

Liquidity and Capital Resources

      A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Our principal use of cash is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference, if any, between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments and operations. This amount is generally our cash used in investing activities. Cash used in investing activities in the first three months of fiscal 2007 was approximately $16.3 million, which was funded from $11.1 million of cash from operating activities and $8.5 million from financing activities. Cash used in investing activities in the first three months of fiscal 2006 was approximately $19.1 million, which were funded from $7.0 million of cash from operating activities and $14.6 million from financing activities.

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

      On December 18, 2006, our board of directors paid a $10 million cash dividend to our parent, Pioneer Financial Industries, Inc. by borrowing said amount under our senior lending agreement thus reducing the amount of borrowing capacity we have available to us. This dividend is permitted under the indenture applicable to the investment notes, our senior bank debt agreements and our revolving note to our parent. By reducing the borrowing capacity, this dividend will reduce the amount currently available to pay interest and principal due on our senior indebtedness, trade debt and the investment notes. In addition, it will increase our interest expense therefore reducing our net income. This could have a material adverse impact on our ability to pay interest and principal on the investment notes. See "Item 1A: Risk Factors - Large cash dividend declared in December 2006 to our parent.

      On or before March 31st of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of December 31, 2006, all the banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in fundings up to an aggregate of $270 million.

      Senior Indebtedness-Bank Debt. Our senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of December 31, 2006, we could request up to $23.5 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of December 31, 2006, we were in material compliance with all loan covenants.

      Senior Indebtedness-Parent Debt. We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2%. At December 31, 2006, there was $.5 million outstanding under this credit facility with an interest rate of 10.25%.

      Senior Indebtedness Table. As of December 31, 2006 and 2005, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of the following amounts for the ends of the periods presented:

                                                      As of December 31,
                                              ---------------  ---------------
                                                     2006             2005
                                              ---------------  ---------------
                                                    (dollars in thousands)
Revolving Credit Line (1):
   Total facility                             $    50,016        $     46,695
   Balance at end of period                   $    17,842        $     14,860
   Maximum available credit (3)               $    32,174        $     31,835

Term Notes (2):
   Total facility                             $   225,000        $    207,000
   Balance at end of period                   $   183,280        $    178,017
   Maximum available credit (3)               $    41,720        $     28,983

Total Revolving and Term Notes (1)(2):
   Total facility                             $   275,016        $    253,695
   Balance at end of period                   $   201,122        $    192,877
   Maximum available credit (3)               $    73,894        $     60,818
   Credit facility available (4)              $    23,498        $     20,068
   Percent utilization of the total facility       73.13%              76.03%

-------------------------------
(1)  Includes revolving credit line from our parent.
(2)  Includes 48-month amortizing term notes.
(3) Maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%.
(4) Credit facility available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%.

      Outstanding Investment Notes. We also fund our liquidity needs through the sale of our investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of December 31, 2006, we had issued approximately $35.2 million of these notes at a weighted average interest rate of 9.32%.

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

      Recent Events. On January 31, 2007, Pioneer Financial Industries, Inc., the parent and sole shareholder of Pioneer Financial Services, Inc. (the "Company") signed an agreement to sell 100% of its stock in the Company to a bank holding company. The stock transaction is anticipated to close on May 31, 2007 but is subject to customary closing conditions.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

       Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on our borrowings. A substantial and sustained increase in market interest rates could adversely affect our growth and profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium and long term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. For more information about this item see our annual report of Form 10-K; Item 7, "Liquidity and Capital Resources-Interest Rate Risk Management."

ITEM 4.  Controls and Procedures

      The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this report (evaluation date), and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

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

      State Actions. In September 2006, we made the decision to change our business model to require our subsidiaries to become licensed or registered in each state where such lender may extend a loan to a customer located in such state at the time the loan is made even if such state is not the permanent home of record of such customer. We may decide not to extend loans in certain states where the cost of doing business is prohibitive. This change in business model will eliminate our need to rely upon Pioneer Military Lending v. Manning, 2 F.3d 280 (8th Cir. 1993) ("Manning"), which stated that the
Commerce Clause of the U.S. Constitution prevents the lending laws of the state in which a non-resident military borrower is stationed from regulating such loan transactions. Our new practice will coincide well with the provisions of the New Lending Law for Service Members, signed on October 17, 2006 by the President of the United States, which will become effective not later than October 1, 2007 and prohibit States from waiving consumer protection laws for the benefit of residents of the state on the basis of nonresidence or military status regardless of the customer's permanent home of record and thus will effectively overrule Manning.

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

      However, as noted above, we made the decision to change our business model to require our internet lending subsidiary and any other subsidiary making loans to persons located in a state at the time of the loan to become licensed under the state consumer lending laws. With respect to California, we have filed our application for registration of PML-Nevada and PMLI under the CFLL. We have notified the Commissioner of the Department of this action, and we believe he is supportive of our decision and we are working to resolve this matter with the Department. However, no assurance can be given that the Department will find this action sufficient to settle the matter against PML-Nevada. See "Item 1A:
Risk Factors-- We are subject to many laws and governmental regulations, and any changes in these laws or regulations may materially adversely affect our financial condition and business operations."

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

ITEM 1A.  Risk Factors

      In our annual report on Form 10-K for the period ended September 30, 2006, we have identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business and that could cause them to differ materially from our historical results of operations, financial position, cash flow or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, us. In this quarterly report we have identified material changes in these important risks and uncertainties which include, but are not limited to, those factors described below. These factors should be read in conjunction with the factors identified in our annual report on Form 10-K for the period ended September 30, 2006 under "Item 1. Business--Factors That May Affect Future Results of Operations, Financial Condition or Business."

      If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid.

       The terms of repayment on the loans we make are generally structured so the entire loan amount is repaid prior to the customer's estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur which result in the loan not being repaid prior to our customer's departure from the military, there is an increased chance that our loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. As of December 31, 2006, we had approximately 6,053 customers who separated from the military prior to repaying our loan and who in the aggregate owed us approximately $12.3 million. Based on historical charge-off models, management believes this could result in approximately $7.3 million in charge-offs. If that amount increases or the number of our customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase. This may have a materially adverse effect on cash flow, results of operations and financial conditions.

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

      Large cash dividend declared in December 2006 to our parent

      On December 8, 2006, our board of directors declared a $10 million cash dividend to our parent, Pioneer Financial Industries, Inc. This dividend is permitted under the indenture applicable to the investment notes, our senior bank debt agreements and our revolving note to our parent. This dividend was paid on December 18, 2006, and reduced the amount of borrowing capacity we have available to us from $33.5 million to $23.5 million. By reducing the borrowing capacity, this dividend reduced the amount currently available to pay interest and principal due on our senior indebtedness, trade debt and the investment notes. In addition, it will increase our interest expense therefore reducing our net income. This could have a material adverse impact on our ability to pay interest and principal on the investment notes.

ITEM 2.  Unregistered Sales of Equity and Use of Proceeds

     On May 13, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-103293), effective. On January 13, 2004 the Securities and Exchange Commission declared our post effective amendment number 1 as filed on Form S-1 (File No. 333-103293), effective. On February 10, 2005, the Securities and Exchange Commission declared our post effective amendment number 2 as filed on From S-2 (File No. 333-103293), effective. On January 30, 2006 the Securities and Exchange Commission declared our post effective amendment number 3 as filed on Form S-2 (File No. 333-103293), effective. Pursuant to the registration statement and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $25,000,000 on a continuous basis with an expected termination of January 31, 2007. We commenced the offering of these investment notes on May 20, 2003. We are currently offering the notes through our officers and employees directly without an underwriter or agent. From May 20, 2003 to December 31, 2006, we sold 773 notes in an approximate aggregate principal amount of $23,187,000. For the quarter ended December 31, 2006, we sold 47 notes in the approximate aggregate principal amount of $1,330,000. Costs incurred in connection with the preparation of the initial registration statement on Form S-1 were approximately $315,000. Our expenses incurred in connection with the issuance and distribution of the investment notes from the date our registration statement became effective, May 13, 2003, through December 31, 2006 were approximately $750,000. Expenses incurred in the first quarter of fiscal 2007 were approximately $18,000. Net proceeds from the offering through December 31, 2006, were approximately $22,437,000.

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

PIONEER FINANCIAL SERVICES, INC.



By:  /s/ William D. Sullivan
   -------------------------
William D. Sullivan
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Name                               Title                    Date


/s/ William D. Sullivan       Chief Executive Officer       February 14, 2007
--------------------------    and Sole Director
William D. Sullivan           (Principal Executive Officer)



/s/ Randall J. Opliger        Chief Financial Officer,      February 14, 2007
--------------------------    Treasurer and Secretary
Randall J. Opliger            (Principal Financial Officer
                              and Principal Accounting Officer)