Form 10-Q
period 2007-03-31
PIONEER FINANCIAL SERVICES INC
filed 2007-05-14
CIK 1216752

Prospectus Supplement Dated May 14, 2007	Filed Pursuant to Rule 424 (b) (3)

to Prospectus Dated January 30, 2006 of

Pioneer Financial Services, Inc.	Registration Number 333-103293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to

Commission file number: 333-103293

Pioneer Financial Services, Inc.

(Exact name of Registrant as specified in its charter)

Missouri	44-0607504
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4700 Belleview Avenue, Suite 300, Kansas City, Missouri	64112
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (816) 756-2020

(Former name, former address and former fiscal year, if

changed since last report)

Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2007
Common Stock, $100 par value	17,136 shares

PIONEER FINANCIAL SERVICES, INC.
FORM 10-Q
March 31, 2007
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item No.	Page
1.	Consolidated Financial Statements	1
Consolidated Balance Sheets at March 31, 2007 and September 30, 2006	1

Consolidated Statements of Income for the three months ended and six months ended

March 31, 2007 and 2006	2
Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and 2006	3
Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and 2006	4
Condensed Notes to Consolidated Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
3.	Quantitative and Qualitative Disclosures About Market Risk.	15
4.	Controls and Procedures	15
PART II
OTHER INFORMATION
1.	Legal Proceedings	16
1A.	Risk Factors	18
2.	Unregistered Sales of Equity and Use of Proceeds	20
3.	Defaults upon Senior Securities	20
4.	Submission of Matters to a Vote of Security Holders	20
5.	Other Information	20
6.	Exhibits	20

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	September 30,
	2007	2006
	(unaudited)

Cash and cash equivalents	$5,534,063	$1,762,526
Other investments	4,601,995	5,420,248

Finance receivables:
Direct receivables	249,411,478	246,842,888
Retail installment contracts	20,588,044	21,704,925

Finance receivables before allowance
for credit losses	269,999,522	268,547,813
Allowance for credit losses	(16,834,868)	(16,105,868)
Net finance receivables	253,164,654	252,441,945

Furniture and equipment, net	1,601,557	1,773,232
Unamortized computer software	898,022	1,276,986
Deferred income taxes	5,468,300	5,182,499
Prepaid and other assets	847,455	604,818

Total assets	$272,116,046	$268,462,254

LIABILITIES AND STOCKHOLDER’S EQUITY
Revolving credit line - banks	$14,067,114	$11,836,258
Revolving credit line - affiliate	474,855	1,448,764
Accounts payable	487,875	752,477
Accrued expenses and other liabilities	14,435,232	11,088,552
Amortizing term notes	172,618,961	170,533,423
Investment notes	35,875,977	33,792,723

Total liabilities	237,960,014	229,452,197

Stockholder’s equity:
Common stock, $100 par value; authorized
20,000 shares; issued and outstanding 17,136 shares	1,713,600	1,713,600
Retained earnings	32,442,432	37,296,457

Total stockholder’s equity	34,156,032	39,010,057

Total liabilities and stockholder’s equity	$272,116,046	$268,462,254

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenue
Finance income	$19,147,817	$17,444,323	$39,116,834	$35,946,597
Insurance premiums and commissions	1,120,351	852,406	2,351,684	1,779,006
Other income, fees and commissions	332,389	240,708	843,227	503,400
Total revenue	20,600,557	18,537,437	42,311,745	38,229,003

Provision for credit losses	4,864,528	4,234,374	10,004,654	8,757,346
Interest expense	4,030,992	3,510,863	7,918,959	6,932,203

Net revenue	11,705,037	10,792,200	24,388,132	22,539,454

Operating expenses:
Employee costs	4,653,370	5,014,572	9,820,079	10,261,743
Facilities	1,255,915	1,404,224	2,688,158	2,831,984
Marketing	570,936	593,207	1,232,420	1,516,589
Professional fees and other	1,157,773	1,012,604	2,449,129	2,133,406

Total operating expenses	7,637,994	8,024,607	16,189,786	16,743,722

Income before income taxes	4,067,043	2,767,593	8,198,346	5,795,732
Provision for income taxes	1,501,800	863,000	3,051,800	1,979,000

Net income	$2,565,243	$1,904,593	$5,146,546	$3,816,732

Net income per share, basic and diluted	$149.70	$111.15	$300.34	$222.73

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income

Balance, September 30, 2004	$25,893,818	$1,713,600	$24,180,218	$—

Net income			7,167,973
Accumulated other comprehensive income -
change in unrealized gain
on equity securities, net of
income taxes				11,250
Total comprehensive income	7,179,223
Dividend paid ($58.40 per share)	(1,000,691)		(1,000,691)

Balance, September 30, 2005	32,072,350	1,713,600	30,347,500	11,250

Net income			8,098,784
Accumulated other comprehensive income -
change in unrealized gain
on equity securities, net of
income taxes				(11,250)
Total comprehensive income	8,087,534
Dividend paid ($67.10 per share)	(1,149,827)		(1,149,827)

Balance, September 30, 2006	39,010,057	1,713,600	37,296,457	—

(Unaudited)
Net income			5,146,546
Total comprehensive income	5,146,546
Dividend paid ($583.60 per share)	(10,000,571)		(10,000,571)

Balance, March 31, 2007	$34,156,032	$1,713,600	$32,442,432	$—

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$5,146,546	$3,816,732
Items not requiring (providing) cash:
Provision for credit losses on
finance receivables	10,004,654	8,757,346
Depreciation and amortization	716,391	697,830
Compounded interest added to
investment notes	713,742	535,182
Deferred income taxes	(285,801)	(448,384)
Loss on disposal/donation of equipment	105,059	(1,098)
Changes in:
Accounts payable and accrued
expenses	2,393,127	(524,260)
Prepaids and other assets	(242,933)	1,314,625

Net cash provided by operating
activities	18,550,785	14,147,973

Cash Flows from Investing Activities:
Loans originated	(87,540,427)	(88,167,732)
Loans purchased	(8,699,330)	(10,276,043)
Loans repaid	85,512,394	81,220,469
Capital expenditures	(279,697)	(434,716)
Securities purchased	(1,507,564)	(1,114,930)
Securities matured	2,335,000	648,389

Net cash used in investing activities	(10,179,624)	(18,124,563)

Cash Flows from Financing Activities:
Net borrowing (repayments) under lines
of credit	1,945,897	(2,344,482)
Proceeds from borrowings	37,785,224	42,440,079
Repayment of borrowings	(34,330,174)	(33,441,331)
Dividends paid	(10,000,571)	(414,690)

Net cash (used)/provided by financing activities	(4,599,624)	6,239,576

Net Increase in Cash	3,771,537	2,262,986

Cash and cash equivalents, Beginning of Period	1,762,526	1,734,925

Cash and cash equivalents, End of Period	$5,534,063	$3,997,911

Additional Cash Flow Information:
Interest paid	$6,920,786	$7,156,140
Income taxes paid	$1,700,000	$2,714,825

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and March 31, 2006

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Concentration

Pioneer Financial Services, Inc., a Missouri corporation (the “Company”), is a specialized financial services company which originates and services consumer loans and provides other products and financial services exclusively to active duty or retired career military personnel or U.S. Department of Defense employees. The Company’s revenues are primarily earned from the making of direct loans and the purchase of retail installment contracts. The Company also earns revenues from commissions from the sale of credit-related insurance placed with non-related insurance companies and from reinsurance premiums on credit accident and health insurance. Additionally, the Company sells non-loan related products and services, including roadside assistance programs and discount cards.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pioneer Financial Services, Inc. (a wholly-owned subsidiary of Pioneer Financial Industries, Inc.) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements filed with the Securities and Exchange Commission.

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

Information with respect to March 31, 2007 and 2006, and the periods then ended, have not been audited by the Company’s independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations of the Company. The results of operations for the six months ended March 31, 2007 and 2006 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2006 and statements of stockholder’s equity for the years ended September 30, 2006 and 2005 have been derived from the Company’s audited consolidated balance sheet and statements of stockholder’s equity.

NOTE 2: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of 17,136 during each period. There are no potentially dilutive securities issued and outstanding.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, as well as other portions of this quarterly report, contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our annual report on Form 10-K for the period ended September 30, 2006 and set forth herein under Item 1A—Risk Factors. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements keep these risk factors in mind. These forward-looking statements are made as of the date of this filing. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

Our finance receivables are effectively unsecured. Our finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the first six months of fiscal 2007, the size of our average finance receivable at origination was approximately $3,518. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history, which may not allow them to build relationships with sources such as commercial banks.

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

Lending Activities

In general, our loans are under $10,000, repayable in equal monthly installments and have terms no longer than 48 months. In evaluating the creditworthiness of potential customers, we primarily examine the individual’s debt to income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer can reasonably be expected to repay from that discretionary income. Loan repayment terms are generally structured to repay the entire loan prior to the customer’s estimated separation from the military. However, because we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events could occur which result in us not being repaid prior to a customer’s departure from the military, we cannot implement any policy or procedure to ensure that we are repaid prior to the time our customers leave the military.

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record. An inability to repay occurs after our initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce. Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws. We use standard underwriting guidelines at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay. These guidelines are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance. We use these guidelines to predict the relative likelihood of credit applicants repaying their obligation to us. We extend credit to those consumers who fit our underwriting guidelines. The amount and interest rate of the loan or retail sales finance transaction are based upon the estimated credit risk assumed.

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

All of our customers are required to complete standardized credit applications in person at one of our retail network offices or to complete an online application via the Internet. All of our retail network offices are staffed and equipped to expedite loan applications electronically to one of the lending subsidiaries for loan underwriting. Promptly, our lending subsidiary employees verify the applicant’s military service history and status including rank, review credit histories using major credit reporting agencies and conduct other review procedures as deemed necessary.

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

To reduce our credit risk and provide better service, we do not require but a customer may elect to employ the convenience of making their monthly loan payments electronically through payroll deduction via the Government Allotment System or through an automatic debit of their bank account through the National Automated Clearinghouse Association. As of March 31, 2007, approximately 96% of our customers were utilizing these options. In addition, customers may elect to make monthly loan payments by personal check.

Sources of Income

We derive revenues and resulting income from finance income derived from direct consumer lending and retail installment contracts, commissions earned on the sale of credit insurance products, credit reinsurance premiums, and commissions earned on the sale of ancillary products and services. For purposes of the following discussion, “revenues” means the sum of our finance income, insurance premiums and commissions and other income.

Finance Receivables

Our finance receivables are comprised of direct loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the ends of the periods presented:

	As of and For the Six Months Ended March 31,
	2007	2006
	(dollars in thousands, except for average note balance)
Finance Receivables:
Finance receivables balance	$270,000	$256,456
Average note balance	$2,603	$2,554
Total finance income	$39,117	$35,947
Total number of notes	103,717	100,408

Direct Loans:
Finance receivables balance	$249,412	$233,674
Percent of finance receivables	92.38%	91.12%
Average note balance	$2,700	$2,654
Number of notes	92,384	88,033

Retail Installment Contracts:
Finance receivables balance	$20,588	$22,782
Percent of finance receivables	7.63%	8.88%
Average note balance	$1,817	$1,841
Number of notes	11,333	12,375

Net Interest Margin

The principal component of our profitability is our net interest margin, which is the difference between the interest we earn on finance receivables and the interest we pay on borrowed funds. Some states and federal statutes regulate the interest rates that we may charge our customers. In addition, other states competitive market conditions also impact the interest rates we may charge. Differences also exist in the interest rates we earn on the various components of our finance receivable portfolio. With respect to permissible interest rate levels which may be charged, how such rates are calculated and other restrictions regarding lender loan documents, if the New Lending Act for Service Members is implemented as enacted, it will preempt less restrictive state laws but permits states to impose lower interest rate ceilings. See “Item 1A: Risk Factors—Business—Regulations—The New Lending Act for Service Members.”

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

The following table presents important data relating to our net interest margin as of the ends of the periods presented:

	As of, and For the Three		As of, and For the Six
	Months Ended		Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)

Finance receivables balance	$270,000	$256,456	$270,000	$256,456

Average finance receivables (1)	$273,838	$260,559	$275,041	$260,478

Average interest bearing liabilities (1)	$223,606	$212,995	$222,924	$213,895

Total finance income	$19,148	$17,444	$39,117	$35,947

Total interest expense	$4,031	$3,511	$7,919	$6,932

(1) Averages are computed using month-end balances.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Finance Receivables. Our aggregate finance receivables increased 5.3% to $270.0 million on March 31, 2007 from $256.4 million on March 31, 2006. Our aggregate finance receivables decreased 3.8% during the second quarter of fiscal 2007 to $270.0 million on March 31, 2007 from $280.8 million on December 31, 2006 compared to a 3.4% decrease during the second quarter of fiscal 2006 to $256.6 million on March 31, 2006 from $265.4 million on December 31, 2005. The second quarter is typically the lowest period for loan originations and generally results in a decline in our finance receivables attributable in part to the cyclical drop in demand for new loans and a higher number of payoffs due to customers who use tax refunds to pay off our loans.

Finance Revenues. Finance revenues for the second quarter of fiscal 2007 increased to $19.1 million from $17.4 million for the second quarter of fiscal 2006, an increase of $1.7 million or 9.8%. This increase was primarily due to an increase in average finance receivables to $273.8 million in the second quarter of fiscal 2007 from $260.6 million in the second quarter fiscal 2006, an increase of 5.1%.

Provision for Credit Losses. The provision for credit losses in the second quarter of fiscal 2007 increased to $4.8 million from $4.2 million in the second quarter of fiscal 2006, an increase of $.6 million or 14.3%. This increase resulted from a combination of increases in both the allowance for loan losses due to the growth in our loan portfolio and an increase in our net charge-offs. Our loan portfolio increased by 5.3% or $13.6 million as mentioned above. In addition, our net charge-offs as a percentage of average finance receivables for the second quarter of fiscal 2007 increased to 7.1% from 6.5% for the second quarter of fiscal 2006. This increase is due to general economic factors affecting our customers’ ability to repay their loans, the increase in customers leaving the military prior to repaying their loan and our continuing concern regarding the uncertainty surrounding Middle-East hostilities. If these situations were to continue to result in a protracted war, the involvement of the military personnel in armed hostilities may increase payment delinquencies and charge-offs. See “Item 1A: Risk Factors—If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid”. See also “—Credit Loss Experience and Provision for Credit Losses.”

Interest Expense. Interest expense in the second quarter of fiscal 2007 increased to $4.0 million from $3.5 million in the second quarter of fiscal 2006, an increase of $.5 million or 14.3%. Our average interest bearing liabilities for the three months ended March 31, 2007 increased by $10.6 million or 5.0% compared to the three months ended March 31, 2006. The weighted average interest rate increased to 7.1% in the second quarter of fiscal 2007 from 6.5% in the second quarter of fiscal 2006 due to an increase in market interest rates.

Operating Expense. Operating expenses in the second quarter of fiscal 2007 decreased to $7.6 million from $8.0 million in the second quarter of fiscal 2006, a decrease of $.4 million or 5.0%. This decrease is due primarily to a decrease in employment costs resulting from more efficient use of technology and a decrease in marketing expenses with better focused digital marketing efforts.

Net Income. Income before taxes in the second quarter of fiscal 2007 was $4.1 million and net income was $2.6 million compared to income before taxes of $2.8 million and net income of $1.9 million during the second quarter of fiscal 2006.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Finance Receivables. Our aggregate finance receivables increased .6% during the first six months of fiscal 2007 to $270.0 million from $268.5 million on September 30, 2006, compared to a 3.8% increase during the first six months of fiscal 2006 to $256.5 million from $247.2 million on September 30, 2005. The fiscal 2006 increase was due primarily to increases in finance receivables from the Internet, which grew by more than $5.4 million or 3.3%. The Internet is a lower-cost method of loan origination and proceed distribution, and we plan to continue to increase this distribution channel in the future.

Finance Revenues. Finance revenues for the first six months of fiscal 2007 increased to $39.1 million from $35.9 million for the first six months of fiscal 2006, an increase of $3.2 million or 8.9%. This increase was primarily due to the increase in average finance receivables to $275.0 million in fiscal 2006 from $260.5 million in fiscal 2006, an increase of 5.6%.

Provision for Credit Losses. The provision for credit losses in the first six months of fiscal 2007 increased to $10.0 million from $8.8 million in the first six months of fiscal 2006, an increase of $1.2 million or 13.6%. This increase resulted from a combination of increases in both the allowance for loan losses due to the growth in our loan portfolio and an increase in our net charge-offs. While our net charge-offs of finance receivables in the first six months of fiscal 2007 increased to $9.3 million from $8.0 million in the first six months of fiscal 2007, as a percent of average finance receivables, net charge-offs increased to 6.8% during the six months ending March 31, 2007 from 6.1% during the same period last year. Our allowance for credit losses at March 31, 2007 increased to $16.8 million from $14.8 million at March 31, 2006, an increase of $2.0 million, or 13.5%. This increase is due to general economic factors affecting our customers’ ability to repay their loans, the increase in customers leaving the military prior to repaying their loan and our continuing concern regarding the uncertainty surrounding Middle-East hostilities. If these situations were to continue to result in a protracted war, the involvement of the military personnel in armed hostilities may increase payment delinquencies and charge-offs. See “Item 1A: Risk Factors—If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid”. See also “—Credit Loss Experience and Provision for Credit Losses.”

Interest Expense. Interest expense in the first six months of fiscal 2007 increased to $7.9 million from $6.9 million in the first six months of fiscal 2006, an increase of $1.0 million or 14.5%. This is the result of an increase of $9.0 million in our average interest bearing liabilities for the six months ended March 31, 2007 or 4.2 % compared to the six months ended March 31, 2006. The weighted average interest rate increased to 7.1% in the first six months of fiscal 2007 from 6.5% in the first six months of fiscal 2006 due to an increase in market interest rates.

Operating Expense. Operating expenses in the first six months of fiscal 2007 decreased to $16.2 million from $16.7 in the first six months of fiscal 2006 a decrease of $.5 million or 3.0%. This decrease is due primarily to a decrease in employment costs resulting from more efficient use of technology and a decrease in marketing expenses with better focused digital marketing efforts.

Net Income. Income before taxes in the first six months of fiscal 2007 was $8.2 million and net income was $5.1 million compared to income before taxes of $5.8 million and net income of $3.8 million during the first six months of fiscal 2006.

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

The following sets forth our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables as of the ends of the periods presented:

	As of the Six Months Ended
	March 31,
	2007	2006
	(dollars in thousands)
Finance receivables balances	$270,000	$256,456

Finance receivables balances 60 days or more past due	$14,808	$13,244

Finance receivables balances 60 days or more past due as a percent of finance receivables	5.48%	5.16%

Credit Loss Experience and Provision for Credit Losses

General. Our provisions for credit losses are charged to income in amounts sufficient to maintain our allowance for credit losses at a level considered adequate to cover the probable losses inherent in our existing finance receivable portfolio. Historical credit loss experience, delinquency of finance receivables, the value of underlying collateral, current economic conditions, current military activities and management’s judgment are factors used in assessing the overall adequacy of the allowance and corresponding provision for credit losses. Our allowance for credit losses is developed primarily for our direct finance receivable portfolio as our retail installment contracts are generally covered by dealer reserves.

Direct Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Finance receivables are charged-off when management deems them to be uncollectible through our normal collection procedures or they become 270 days past due. The 270-day limit is required by our senior lending agreement. Nearly 15% of our charge-offs occur before an account is 180 days delinquent. Our primary source of charge-offs is when a customer leaves the military prior to repaying the finance receivable. We generally structure our loans so that the entire amount is repaid prior to a customer’s estimated separation from the military, and the number of our customers who depart from the military early has remained relatively constant over time. We, however, cannot predict when or whether a customer may depart from the military early. Accordingly, we can not implement policies or procedures to ensure that we are repaid in full prior to our customer leaving the military.

The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans as of the ends of the periods presented:

	As of, and For the Three		As of, and For the Six
	Months Ended		Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Direct Loans:
Loans charged-off	$5,351	$4,585	$10,143	$8,584
Less recoveries	476	333	850	605
Net charge-offs	$4,875	$4,252	$9,293	$7,979

Average monthly balance of
outstanding (1)	$253,079	$237,744	$253,956	$237,398
Percentage of net charge-offs to average
monthly balance outstanding (2)	7.71%	7.15%	7.32%	6.72%

(1) Averages are computed using month-end balances.
(2) March 31, 2007 and 2006 are annualized for comparison purpose.

Retail Installment Contracts. Under our retail merchant reserve arrangements, we withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased. The amounts withheld from a particular retail merchant are recorded in a specific reserve account. Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its specific reserve account. Upon the retail merchant’s request, and no more often than annually, we pay the retail merchant the amount by which its specific reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant. Our allowance for credit losses is charged only to the extent that the loss on a retail installment contract exceeds the originating retail merchant’s specific reserve account at the time of the loss.

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the ends of the periods presented.

	As of, and For the Three		As of, and For the Six
	Months Ended		Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Retail Installment Contracts:
Contracts charged-off	$7	$—	$21	$—
Less recoveries	18	18	38	22
Net charge-offs (recoveries)	$(11)	$(18)	$(17)	$(22)

Average monthly balance of
outstanding (1)	$20,759	$27,814	$21,085	$23,080
Percentage of net charge-offs to average
monthly balance outstanding (2)	-0.21%	-0.32%	-0.16%	-0.19%
(1) Averages are computed using month-end balances.
(2) March 31, 2007 and 2006 are annualized for comparison purpose.

Allowance for Credit Losses. The following table presents our allowance for credit losses on finance receivables as of the ends of the periods presented:

	As of, and For the Three		As of, and For the Six
	Months Ended		Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)

Average finance receivables (1)	$273,838	$260,559	$275,041	$260,478
Provision for credit losses	$4,864	$4,234	$10,005	$8,757
Net charge-offs	$4,864	$4,234	$9,276	$7,957
Net charge-offs as a percentage of
average finance receivables (2)	7.10%	6.50%	6.75%	6.11%
Allowance for credit losses	$16,835	$14,802	$16,835	$14,802
Allowance as a percentage of average
finance receivables	6.15%	5.68%	6.12%	5.68%
(1) Averages are computed using month-end balances.
(2) March 31, 2007 and 2006 are annualized for comparison purpose.

The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for credit losses which take into consideration the historical credit loss experience of the Company, delinquency trends, current economic conditions, current or future military deployments, and the composition of the finance receivable portfolio. The Company uses various ratio analyses in evaluating prior finance receivable losses and delinquency experience. These and other analyses are used to measure historical movement of finance receivables through various levels of repayment, delinquency, and loss. These results and management’s judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside the Company’s control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See “Item 1A: Risk Factors—If a customer leaves the military prior to repaying our loan, there is an increased risk our loan will not be repaid.”

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the ends of the periods presented:

	As of, and For the Three		As of, and For the Six
	Months Ended		Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)

Balance, beginning of period	$16,835	$14,802	$16,106	$14,002
Charge-offs:
Loans charged-off	(5,358)	(4,585)	(10,164)	(8,584)
Recoveries	494	351	888	627
Net charge-offs	(4,864)	(4,234)	(9,276)	(7,957)
Provision for credit losses	4,864	4,234	10,005	8,757
Balance, end of period	$16,835	$14,802	$16,835	$14,802

Loan Origination

Our loan origination is an important factor in determining our future revenues. Loan originations increased for the first six months of fiscal 2007 to $148.0 million from $140.6 million for the first six months of fiscal year 2006, an increase of $7.4 million or 5.3%. See “Results of Operations – Six Months Ended March 31, 2007 Compared to the Six Months ended March 31, 2006 – Finance Receivables.” The record volume in the first six months of fiscal 2007 was achieved through an increase in loan referrals from our retail offices and the expansion of our Internet distribution channel. The increase in Internet loan production was due in part to our digital marketing efforts which increased 24% over prior year with a greater emphasis on internally directed activities.

The following table sets forth our overall loan originations and lending activities by direct loans and retail installment contracts as of the ends of the periods presented:

	As of, and For the Three		As of, and For the Six
	Months Ended		Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(dollars in thousands, except for average note amounts)
Total Loan Origination:
Gross balance	$57,373	$51,867	$147,984	$140,557
Number of finance receivable notes	16,730	15,039	42,062	40,720
Average note amount	$3,429	$3,449	$3,518	$3,452

Direct Loans:
Gross balance	$53,183	$46,878	$138,929	$130,281
Number of finance receivable notes	15,288	13,288	38,990	37,045
Average note amount	$3,479	$3,528	$3,563	$3,517

Retail Installment Contracts:
Gross balance	$4,190	$4,989	$9,055	$10,276
Number of finance receivable notes	1,442	1,751	3,072	3,675
Average note amount	$2,906	$2,849	$2,948	$2,796

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Our principal use of cash is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference, if any, between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments and operations. This amount is generally our cash used in investing activities. Cash used in investing and financing activities in the first six months of fiscal 2007 was approximately $10.2 million and $4.6 million, respectively, which was primarily funded from $18.6 million of cash from operating activities. Cash used in investing activities in the first six months of fiscal 2006 was approximately $18.1 million, which were funded from $14.1 million of cash from operating activities and $6.2 million from financing activities.

Financing activities primarily consist of borrowings and repayments relating to our bank debt, an unsecured revolving credit line from our parent, our investment notes and dividends. We anticipate that our cash inflow from operations and borrowings under our senior lending agreement will be adequate to meet our cash out flows to fund anticipated growth in our finance receivables, operating expenses, repayment of indebtedness, and planned capital expenditures.

On December 18, 2006, our board of directors paid a $10 million cash dividend to our parent, Pioneer Financial Industries, Inc. by borrowing said amount under our senior lending agreement thus reducing the amount of borrowing capacity we have available to us. This dividend is permitted under the indenture applicable to the investment notes, our senior bank debt agreements and our revolving note to our parent. By reducing the borrowing capacity, this dividend will reduce the amount currently available to pay interest and principal due on our senior indebtedness, trade debt and the investment notes. In addition, it will increase our interest expense therefore reducing our net income. This could have a material adverse impact on our ability to pay interest and principal on the investment notes. See “Item 1A: Risk Factors - Large cash dividend declared in December 2006 to our parent.

On or before March 31st of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of March 31, 2007, all the banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in fundings up to an aggregate of $290 million.

Senior Indebtedness-Bank Debt. Our senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of March 31, 2007, we could request up to $28.8 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of March 31, 2007, we were in material compliance with all loan covenants.

Senior Indebtedness-Parent Debt. We also have a revolving line of credit, payable on demand, from our parent, Pioneer Financial Industries, Inc. Interest on this facility accrues at the prime rate plus 2%. At March 31, 2007, there was $.5 million outstanding under this credit facility with an interest rate of 10.25%.

Senior Indebtedness Table. As of March 31, 2007 and 2006, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of the following amounts for the ends of the periods presented:

	As of March 31,		As of September,
	2007	2006	2006
	(dollars in thousands)
Revolving Credit Line (1):
Total facility	$54667	$47,572	$49,559
Balance at end of period	$14,542	$13,333	$13,285
Maximum available credit (3)	$40,125	$34,239	$36,274

Term Notes (2):
Total facility	$270,000	$207,000	$225,000
Balance at end of period	$172,619	$170,362	$170,533
Maximum available credit (3)	$97,381	$36,636	$54,467

Total Revolving and Term Notes (1)(2):
Total facility	$324,667	$254,572	$274,559
Balance at end of period	$187,161	$183,697	$183,818
Maximum available credit (3)	$137,506	$70,875	$90,741
Credit facility available (4)	$28,819	$21,467	$31,019
Percent utilization of the total facility	57.65%	72.16%	66.95%

(1)	Includes revolving credit line from our parent.
(2)	Includes 48-month amortizing term notes.
(3)

Maximum available credit assuming proceeds in excess of the amounts shown below under “Credit Facility Available” are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%.

(4)	Credit facility available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%.

Outstanding Investment Notes. We also fund our liquidity needs through the sale of our investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of March 31, 2007, we had issued approximately $35.9 million of these notes at a weighted average interest rate of 9.35%.

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

Recent Events. On January 31, 2007, Pioneer Financial Industries, Inc., the parent and sole shareholder of Pioneer Financial Services, Inc. (the “Company”) signed an agreement to sell 100% of its stock in the Company to a bank holding company. The stock transaction is anticipated to close on May 31, 2007 but is subject to customary closing conditions.

Trends

As we continue to assess and align our products to the increasingly competitive market of military lending, we continue to look for ways to remain the responsible alternative. The growth of the payday or “balloon loans” and significant increases in credit card costs or “revolving loans”, suggest we fine-tune our disciplined, installment loan program. As a result, we have limited our secured lending to loans that are secured by real property and/or titled vehicles. The majority of our loans will continue to be unsecured and we will no longer accept other personal property as security for our secured loans. We anticipate this will have a slight decrease in insurance commission revenue as a result of this new focus, but our focus on helping military families eliminate the high cost of balloon and revolving loans should improve our loan originations and more than off set the commission decrease.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on our borrowings. A substantial and sustained increase in market interest rates could adversely affect our growth and profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium and long term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. For more information about this item see our annual report of Form 10-K; Item 7, “Liquidity and Capital Resources-Interest Rate Risk Management.”

ITEM 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this report (evaluation date), and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

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

State Actions. In September 2006, we made the decision to change our business model to require our subsidiaries to become licensed or registered in each state where such lender may extend a loan to a customer located in such state at the time the loan is made even if such state is not the permanent home of record of such customer. We may decide not to extend loans in certain states where the cost of doing business is prohibitive. This change in business model will eliminate our need to rely upon Pioneer Military Lending v. Manning, 2 F.3d 280 (8th Cir. 1993) (“Manning”), which stated that the Commerce Clause of the U.S. Constitution prevents the lending laws of the state in which a non-resident military borrower is stationed from regulating such loan transactions. Our new practice will coincide well with the provisions of the New Lending Law for Service Members, signed on October 17, 2006 by the President of the United States, which will become effective not later than October 1, 2007 and prohibit States from waiving consumer protection laws for the benefit of residents of the state on the basis of nonresidence or military status regardless of the customer’s permanent home of record and thus will effectively overrule Manning.

California Action. On May 19, 2006, the Department of Corporations of the State of California (“Department”) rescinded OP 6547CFLL, a specific ruling issued on March 26, 1996. This specific ruling held that “. . . Pioneer is not engaging in the business of a Finance lender . . .” as long as Pioneer followed the model of lending set forth in Manning and, therefore, did not need to register under the California Finance Lenders’ Law (“CFLL”). In connection with rescission of this specific ruling, the Department demanded that two of our wholly-owned subsidiaries, Pioneer Military Lending, Inc., a Washington corporation (“PMLI”), and Pioneer Military Lending of Nevada, Inc., a Nevada corporation (“PML-Nevada”), either cease making loans to non-domiciled military borrowers located in California or become licensed under the CFLL.

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

With respect to PML-Nevada, the Court denied our motion and held that PML-Nevada, which makes loans solely by the Internet exclusively to US military personnel, could make no loans to persons domiciled in California regardless where located, without first becoming licensed under the CFLL. As part of its analysis, the Court discussed that while the loan to a US military personnel from PML-Nevada was entered into when the US military personnel was stationed abroad or in another state, the US military personnel had indicated on the Leave and Earnings Statement (“LES”) that his or her domicile (place of permanent residence) is in California. PML-Nevada has complied with the Court’s ruling by ceasing to lend to any US military personnel over the Internet who has indicated on the LES that he or she is a permanent resident of California, but believes the ruling to be erroneous, in several respects. Primary among those is that the Order is contrary to many Supreme Court cases holding that a state cannot control or regulate business transactions of residence which occur outside their state.

However, as noted above, we made the decision to change our business model to require our internet lending subsidiary and any other subsidiary making loans to persons located in a state at the time of the loan to become licensed under the state consumer lending laws. With respect to California, we have filed our application for registration of PML-Nevada and PMLI under the CFLL. We have notified the Commissioner of the Department of this action, and we believe he is supportive of our decision and we are working to resolve this matter with the Department. However, no assurance can be given that the Department will find this action sufficient to settle the matter against PML-Nevada. See “Item 1A: Risk Factors— We are subject to many laws and governmental regulations, and any changes in these laws or regulations may materially adversely affect our financial condition and business operations.”

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

While not obligated to do so, the Company had been cooperating fully with an investigation conducted during the past three years by the Florida Attorney General regarding the loans made from the Company’s subsidiary in Georgia to non-resident U.S. military personnel stationed in Florida. In March 2005 the Company’s subsidiary received another subpoena from the Attorney General’s Office, that the Company interpreted as indicating that the Florida Attorney General was planning to file a lawsuit.

On April 29, 2005, Pioneer Military Lending of Georgia, Inc. (PML-GA), a Georgia corporation and wholly-owned subsidiary of the Company, filed a Complaint for Declaratory Judgment, Injunctive Relief and Damages against Charlie Crist, the Attorney General of Florida, in the United States District Court for the Northern

District of Florida. The complaint seeks a determination that, among other things, the Company and its affiliates are not subject to Florida lending laws and licensing requirements.

On March 29, 2006, the Motion for preliminary injunction requested by the Company was denied. In its Order denying that motion, the District Court distinguished the Manning case on the ground that Missouri law, unlike Florida law, required the Company to maintain a full-service office in Missouri. That finding is incorrect, as the District Court’s opinion in the Manning case specifically recognized that Missouri law did not require an office in Missouri for a licensee. In finding that the Company failed to meet the high “substantial likelihood of success on the merits” standard for granting a preliminary injunction, the District Court stated that “applying the Florida Consumer Protection Act to Pioneer loans is not likely to violate the Commerce Clause.”  While the injunction was denied, the District Court also denied in large part the Attorney General’s Motion to Dismiss the Company’s Complaint for Declaratory Judgment and Damages against Charles Christ, Attorney General of Florida. The District Court stated, among other things, that the Company’s “allegation is sufficient to state a commerce clause violation.”  On March 31, 2006 the Company filed an appeal of the District Court’s denial of the preliminary injunction with the United States Circuit Court of Appeals, Eleventh Circuit. On March 27, 2007, the Court of Appeals affirmed the District Court’s decision denying Pioneer’s Motion for Preliminary Injunction. The Court of Appeals chose not to address any of the merits of the case. Instead the Court of Appeals simply stated that the decision not to grant an injunction was within the District Court’s discretion and that it found no abuse of that discretion in this case. The Court of Appeals specifically stated that it was not in any respect ruling on the merits and that simply they were not inclined to reverse under the “extremely deferential standard of review” that applies to denials of preliminary injunctions. We intend to move forward and pursue PML-GA’s complaint against the Attorney General.

ITEM 1A. Risk Factors

In our annual report on Form 10-K for the period ended September 30, 2006, we have identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business and that could cause them to differ materially from our historical results of operations, financial position, cash flow or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, us. In this quarterly report we have identified material changes in these important risks and uncertainties which include, but are not limited to, those factors described below. These factors should be read in conjunction with the factors identified in our annual report on Form 10-K for the period ended September 30, 2006 under “Item 1A. Risk Factors.”

If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid.

The terms of repayment on the loans we make are generally structured so the entire loan amount is repaid prior to the customer’s estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur which result in the loan not being repaid prior to our customer’s departure from the military, there is an increased chance that our loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. As of March 31, 2007, we had approximately 5,771 customers who separated from the military prior to repaying our loan and who in the aggregate owed us approximately $12.1million. Based on historical charge-off models, management believes this could result in approximately $7.8 million in charge-offs. If that amount increases or the number of our customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase. This may have a materially adverse effect on cash flow, results of operations and financial conditions.

The new federal law entitled “Limitations on Terms of Consumer Credit Extended to Service Members and Dependents” may materially adversely affect our business operation and profitability.

On October 17, 2006, the President signed into law Section 670 of title 10, chapter 49, of the United States Code entitled “Limitations on Terms of Consumer Credit Extended To Service Members and Dependents” (the “New Lending Act for Service Members”), which, among other things, provides limitations on the annual percentage interest rate a lender may charge borrowers and requires that the amount of all fees and charges to the borrower in connection with a credit transaction, including those for single premium credit insurance and other ancillary products sold to the borrower, be included in the calculation of the annual percentage rate. These reductions in the amount of interest and fees we may charge apply in all jurisdictions in which we lend as the regulations are federal. State law or market conditions may further restrict the interest rate we may charge borrowers. If states were to significantly decrease interest rates we may charge borrowers, this could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates we must pay under our outstanding investment notes and bank debts. In addition, the law includes limitations on refinancing with the proceeds of other credit extended by us to the same US military service member or dependent, arbitration clauses and certain penalties and fees. If implemented as enacted, we will likely be required to modify our current practices and procedures in the way we conduct business to reduce the impact of the New Lending Act for Service Members on our business and profitability. We are subject to many laws and governmental regulations, and any changes in these laws or regulations may materially adversely affect our financial condition and business operations.

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

ITEM 2. Unregistered Sales of Equity and Use of Proceeds

On May 13, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-103293), effective. On January 13, 2004 the Securities and Exchange Commission declared our post effective amendment number 1 as filed on Form S-1 (File No. 333-103293), effective. On February 10, 2005, the Securities and Exchange Commission declared our post effective amendment number 2 as filed on From S-1 (File No. 333-103293), effective. On January 30, 2006 the Securities and Exchange Commission declared our post effective amendment number 3 as filed on Form S-1 (File No. 333-103293), effective. Pursuant to the registration statement, and the accompanying prospectus, we registered and offered the $25,000,000 in aggregate principal amount of our investment notes as of January 31, 2007. We have allowed our registration statement to expire and have not renewed it. Therefore, after January 31, 2007, we have neither offered nor sold any investment notes. We commenced the offering of investment notes on May 20, 2003. From May 20, 2003 to January 31, 2007, we sold 790 notes in an approximate aggregate principal amount of $23,728,000. As of January 31, 2007, for the quarter ended March 31, 2007, we sold 17 notes in the approximate aggregate principal amount of $541,000. Costs incurred in connection with the preparation of the initial registration statement on Form S-1 were approximately $315,000. Our expenses incurred in connection with the issuance and distribution of the investment notes from the date our registration statement became effective, May 13, 2003, through January 31, 2007 were approximately $759,000. As of January 31, 2007, expenses incurred in the second quarter of fiscal 2007 were approximately $9,000. Net proceeds from the offering through January 31, 2007, were approximately $22,969,000.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

3.1

Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 8, 2003 (Commission No. 333-103293) (the “Initial Registration Statement”)).

3.2	Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Initial Registration Statement).
3.3	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 of the Initial Registration Statement).
4.1

Amended and Restated Indenture dated as of December 15, 2004 (Incorporated by reference to Exhibit 4.1 of the Post Effective Amendment No. 2 to the Registration Statement filed with the Securities and Exchange Commission dated December 17, 2004 (Commission No. 333-103293) (“Post Effective Amendment No.2”).

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
4.9

Amended and Restated Senior Lending Agreement dated October 1, 2003 among the Company and various banks named therein (Incorporated by reference to Exhibit 4.9 of the Post Effective Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission dated December 12, 2003 (Commission No. 333-103293) (“Post Effective Amendment No.1”).

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

PIONEER FINANCIAL SERVICES, INC.

Name	Title	Date

/s/ William D. Sullivan	Chief Executive Officer	May 14, 2007
William D. Sullivan	and Sole Director
(Principal Executive Officer)

/s/ Randall J. Opliger	Chief Financial Officer,	May 14, 2007
Randall J. Opliger	Treasurer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)