Form 10-Q
period 2007-06-30
PIONEER FINANCIAL SERVICES INC
filed 2007-08-22
CIK 1216752

Registration Number 333-103293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number: 333-103293

Pioneer Financial Services, Inc.

(Exact name of Registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	44-0607504 (I.R.S. Employer Identification No.)

4700 Belleview Avenue, Suite 300, Kansas City, Missouri	64112
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (816) 756-2020

(Former name, former address and former fiscal year, if

changed since last report)

Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes [	] No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 16, 2007
Common Stock, $100 par value	1 share

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2007

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007	September 30, 2006
	(unaudited)

Cash and cash equivalents	$6,156,773	$1,762,526
Other investments	4,095,094	5,420,248

Finance receivables:
Direct receivables	250,263,739	246,842,888
Retail installment contracts	19,398,038	21,704,925

Finance receivables before allowance
for credit losses	269,661,777	268,547,813
Allowance for credit losses	(17,014,868)	(16,105,868)
Net finance receivables	252,646,909	252,441,945

Furniture and equipment, net	116,520	1,773,232
Unamortized computer software	508,160	1,276,986
Deferred income taxes	—	5,182,499
Prepaid and other assets	551,949	604,818
Goodwill	32,505,727	—
Intangibles, net	24,702,400	—

Total assets	$321,283,532	$268,462,254

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable	$133,359	$752,476
Accrued expenses and other liabilities	10,833,922	11,088,553
Revolving credit line - banks	10,895,535	11,836,258
Revolving credit line - affiliate	—	1,448,764
Amortizing and single pay term notes	170,662,753	170,533,423
Investment notes	35,553,188	33,792,723
Deferred income tax liability	3,925,700	—

Total liabilities	232,004,457	229,452,197

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding 1 share	89,017,182	—
Common stock, $100 par value; authorized 20,000 shares; Common stock, $100 par value; authorized 20,000 shares;	—	1,713,600
Retained earnings	261,893	37,296,457

Total stockholder’s equity	89,279,075	39,010,057

Total liabilities and stockholder’s equity	$321,283,532	$268,462,254

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue
Finance income	$19,178,094	$18,393,935	$58,294,928	$54,340,534
Insurance premiums and commissions	1,341,994	842,502	3,693,678	2,621,508
Other income, fees and commissions	277,007	583,574	1,120,234	1,086,974
Total revenue	20,797,095	19,820,011	63,108,840	58,049,016

Provision for credit losses	5,601,385	4,675,139	15,606,039	13,432,484
Interest expense	3,947,783	3,566,870	11,866,743	10,499,072

Net revenue	11,247,927	11,578,002	35,636,058	34,117,460

Operating expenses:
Employee costs	2,858,857	4,975,601	12,678,936	15,237,348
Facilities	1,077,965	1,456,184	3,766,123	4,288,168
Marketing	378,008	762,490	1,610,429	2,279,079
Service fee	2,193,636	—	2,193,636	—
Professional fees and other	562,602	1,162,728	3,011,730	3,296,134

Total operating expenses	7,071,068	8,357,003	23,260,854	25,100,729

Income before income taxes	4,176,859	3,220,999	12,375,204	9,016,731
Provision for income taxes	1,589,792	1,358,999	4,641,592	3,337,999

Operating income	2,587,067	1,862,000	7,733,612	5,678,732

Non-Operating expenses:
Amortization of intangibles	297,600	—	297,600	—
Non-operating income taxes	(111,600)	—	(111,600)	—

Net income	$2,401,067	$1,862,000	$7,547,612	$5,678,732

Net income per share, basic and diluted (1)	$261,893	$—	$261,893	$—
Net income per share, basic and diluted (2)	$124.84	$108.66	$425.17	$331.39

(1) Net income reflects June 1 through June 30, 2007 activity.

(2) Net income reflects activity through May 31, 2007.

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income

Balance, September 30, 2004	$25,893,818	$1,713,600	$24,180,218	$—

Net income			7,167,973
Accumulated other comprehensive income -
change in unrealized gain
on equity securities, net of
income taxes				11,250
Total comprehensive income	7,179,223
Dividend paid ($58.40 per share)	(1,000,691)		(1,000,691)

Balance, September 30, 2005	32,072,350	1,713,600	30,347,500	11,250

Net income			8,098,784
Accumulated other comprehensive income -
change in unrealized gain
on equity securities, net of
income taxes				(11,250)
Total comprehensive income	8,087,534
Dividend paid ($67.10 per share)	(1,149,827)		(1,149,827)

Balance, September 30, 2006	39,010,057	1,713,600	37,296,457	—

(Unaudited)
Net income			7,547,612
Total comprehensive income	7,547,612
Additional capital contributed	7,432,000	7,432,000
Capital contributed from recapitalization	45,289,977	79,871,582	(34,581,605)
Dividend paid ($583.60 per share)	(10,000,571)		(10,000,571)

Balance, June 30, 2007	$89,279,075	$89,017,182	$261,893	$—

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$7,547,612	$5,678,732
Items not requiring (providing) cash:
Provision for credit losses on
finance receivables	15,606,039	13,432,484
Depreciation and amortization	1,233,370	1,068,490
Compounded interest added to
investment notes	1,207,181	950,472
Deferred income taxes	1,693,433	(1,026,471)
Loss on disposal/donation of equipment	(62,616)	37,299
Changes in:
Accounts payable and accrued
expenses	3,272,427	464,978
Prepaids and other assets	(402,058)	1,781,609

Net cash provided by operating activities	30,095,388	22,387,593

Cash Flows from Investing Activities:
Loans originated	(136,105,784)	(137,073,905)
Loans purchased	(12,407,191)	(15,183,137)
Loans repaid	129,101,938	122,074,335
Capital expenditures	(105,507)	(883,715)
Divestiture of assets and liabilities, net	(3,914,609)	—
Securities purchased	(2,019,732)	(2,505,260)
Securities matured	3,363,000	755,389

Net cash used in investing activities	(22,087,885)	(32,816,293)

Cash Flows from Financing Activities:
Net borrowing (repayments) under lines
of credit	(2,389,487)	(1,681,281)
Proceeds from borrowings	54,785,224	64,117,839
Repayment of borrowings	(53,440,422)	(50,360,460)
Dividends paid	(10,000,571)	(749,870)
Additional capital contributed	7,432,000	—

Net cash (used in) /provided by financing activities	(3,613,256)	11,326,228

Net Increase in Cash	4,394,247	897,528

Cash and cash equivalents, Beginning of Period	1,762,526	1,734,925

Cash and cash equivalents, End of Period	$6,156,773	$2,632,453

Additional Cash Flow Information:
Interest paid	$10,274,497	$10,279,128
Income taxes paid	$2,594,893	$3,710,104

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and June 30, 2006

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Concentration

Prior to June 1, 2007, Pioneer Financial Services, Inc., a Missouri corporation (the “Company”), was a specialized financial services company which originated and serviced consumer loans and provided other products and financial services exclusively to active duty or retired career military personnel or U.S. Department of Defense employees. As of June 1, 2007, the Company is in the business of acquiring and holding finance receivables originated by MidCountry Bank’s Military Banking Division (the “Bank”) or purchased from retail merchants.

Prior to June 1, 2007, the Company’s revenues were primarily earned from the making of direct loans and the purchase of retail installment contracts. The Company also earned revenues from commissions from the sale of credit-related insurance placed with non-related insurance companies and from reinsurance premiums on credit accident and health insurance. After June 1, 2007, the Company’s revenues consisted primarily of interest earned from loans purchased from the Bank or retail installment contracts purchased from retail merchants. The Company continues to earn revenues from credit reinsurance premiums.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries. Prior to May 31, 2007, the Company was a wholly-owned subsidiary of Pioneer Financial Industries, Inc., a Nevada corporation (“PFI”). On May 31, 2007, MidCountry Financial Corp., a Georgia corporation (“MidCountry”), acquired 100% of PFI’s common stock. As a result, we are now a wholly-owned second-tier subsidiary of MidCountry. This acquisition resulted in a change in control of the Company effective May 31, 2007. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements filed with the Securities and Exchange Commission.

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

Information with respect to June 30, 2007 and 2006, and the periods then ended, have not been audited by the Company’s independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations of the Company. The results of operations for the nine months ended June 30, 2007 and 2006 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2006 and statements of stockholder’s equity for the years ended September 30, 2006 and 2005 have been derived from the Company’s audited consolidated balance sheet and statements of stockholder’s equity.

Loan Sale and Master Services Agreement.

On June 1, 2007, in connection with the acquisition by MidCountry from the shareholder of Pioneer Financial Industries, Inc., a Nevada corporation (“PFI”) of 100% of the common stock of PFI as described in Note 3 below, a subsidiary of MidCountry, MidCountry Bank through its Military Banking Division (the “Bank”), purchased certain assets and assumed certain liabilities of the Company in connection with the Company’s military consumer loan origination business. As part of this acquisition, the Bank and the Company entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”).

Under the LSMS Agreement, the Bank plans to originate military consumer loans in the same manner as the Company originated such loans. The Bank will then sell such loans to the Company. Payment for such loans shall be settled on a daily basis or on such other periodic basis as the parties determine. The Bank may also originate

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and June 30, 2006

(Unaudited)

for its own account (and not sell to the Company) non-military consumer loans. In connection with purchasing these loans, the Company will pay the Bank a loan origination fee in the amount of $35.00 for each military consumer loan originated by the Bank and purchased by the Company. This fee will be adjusted annually on the basis of the annual increase or decrease in the Bank’s FAS 91 cost analysis. The Company, through certain of its subsidiaries, will continue to purchase retail installment contracts from merchants.

Under the LSMS Agreement, the Bank will also provide the Company’s subsidiaries with various services, including consumer loan servicing and retail installment contract servicing (collectively, the “Services”). Monthly, the Company will pay the Bank a Servicing fee in an amount equal to 8% of the outstanding principal balance of the military consumer loans and retail installment contracts serviced as of the last day of each month. The Bank will also retain all ancillary revenue, including late charges and NSF fees associated with these loans and retail installment contracts. The Servicing Fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.

The Company will also pay the Bank an annual fee of $32.00 for each military consumer loan and retail installment contract owned by the Company at the end of the fiscal year. The annual fee will be paid in monthly installments. This fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.

To facilitate the Bank’s servicing of the military consumer loans and retail installment contracts, the Company has granted the Bank during the term of the LSMS Agreement (i) the non-exclusive rights to use certain intellectual properties, including its trade names and service marks, and (ii) the right to use its Daybreak system and related hardware and software. The Company has retained ownership of these items. The Company has also granted the Bank non-exclusive rights to market additional products and services to the Company’s U.S. military borrowers. The Company retains all other borrower relationships.

NOTE 2: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of 17,136 during the period ending May 31, 2007. Subsequent to May 31 there is 1 share outstanding. There are no potentially dilutive securities issued and outstanding.

NOTE 3: ACQUISITION/CHANGE OF CONTROL

Business Combination and Corporate Restructure

Prior to May 31, 2007, the Company was a wholly-owned subsidiary of PFI. On May 31, 2007, MidCountry Financial Corp., a Georgia corporation (“MidCountry”), acquired 100% of PFI’s common stock. As a result, we are now a wholly-owned second-tier subsidiary of MidCountry. This acquisition resulted in a change in control of the Company effective May 31, 2007.

In connection with the acquisition, MidCountry paid the shareholders of PFI (the “Sellers”) approximately $68.5 million in cash and 882,353 shares of MidCountry’s common stock. Under the related purchase agreement, MidCountry is also required to pay the Sellers an additional $5 million in contingent payments if the Company meets certain financial performance goals which will be evaluated and paid in two installments over the 24 months following the acquisition.

The acquisition by MidCountry was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.”

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and June 30, 2006

(Unaudited)

The components of the purchase price were as follows:

	As Reported	Including Purchase Price Contingency
Stock in MidCountry Financial Corp.	$15,000,000	$20,000,000
Cash	68,511,000	68,511,000
Direct acquisition costs	492,000	492,000
Net purchase price	84,003,000	89,003,000
Assumption of liabilities	2,226,762	2,226,762
Total	$86,229,762	$91,229,762

New Basis of Accounting

In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting, the Company has applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed through the stock acquisition be “pushed down” to the Company based upon its estimated fair market values of the acquired assets and assumed liabilities. The fair value assigned to intangible assets acquired and assumed liabilities is supported by valuations using estimates and assumptions provided by management. The Company has also retained independent appraisers to assist in these valuations. Based on preliminary reports, the Company has estimated the fair value of these assets and liabilities. These estimates will remain preliminary while management completes its analysis. If different judgments or assumptions are used, the amounts assigned to the individual assets or liabilities could be materially different. Based on these preliminary estimates, the primary changes to the balance sheet reflect:

•	The recording of the fair value of our customer relationships, non-competition agreements and system technology;
•	The recording of the fair value of goodwill and intangibles;
•	Elimination of the accumulated earnings; and
•	The recording of the fair value of fixed assets, unamortized computer software and senior debt.

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

	As Reported (1)
	Pioneer Financial
	MidCountry	Services, Inc.	Services, Inc.
Cash and other current assets	$—	$10,990,773	$10,990,773
Net finance receivables	—	251,965,401	251,965,401
Equipment and other assets	—	3,125,555	3,125,555
Goodwill	3,144,580	32,756,047	35,900,627
Intangible Assets	2,400,000	25,000,000	27,400,000
Subtotal	$5,544,580	$323,837,776	$329,382,356
Liabilities	—	(232,877,594)	(232,877,594)
Deferred income taxes	(900,000)	(9,375,000)	(10,275,000)
Total	$4,644,580	$81,585,182	$86,229,762

_____________________

(1)	The purchase price as reported does not include a potential additional $5 million in contingent payments.

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and June 30, 2006

(Unaudited)

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. The Company used a discounted cash flow model to determine the value of the intangible assets and to allocate the excess purchase price to the intangible assets and goodwill as appropriate. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

The acquisition by MidCountry resulted in the valuation of our customer, agent and vendor relationships, as well as our trade name, non-compete agreements and our lending system technology as intangible assets which totaled $27.4 million. These intangibles were determined to have an average seven-year life. These intangibles were amortized using that life, and amortization from the date of the acquisition through June 30, 2007, was taken as a charge against income in the statement of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the intangible asset subject to amortization will be reviewed annually for impairment at September 30, 2007. Goodwill of $35.9 million, excluding the remaining purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

As part of MidCountry’s acquisition of the Company, MidCountry reorganized the Company’s business operations to integrate it with MidCountry’s business. In connection with this integration, on June 1, 2007, the Bank purchased from the Company certain of assets worth approximately $3.0 million and assumed certain liabilities worth approximately $6.1 million. These assets and liabilities related to Company’s military consumer loan origination business.

Assets (net of cash accounts $811,650)	$2,227,595
Less: Liabilities	6,142,204
Net cash settlement to the bank	$3,914,609

In connection with this divestiture, the Company’s business was split between the Bank and the Company. As of June 1, 2007, the Bank will perform the following:

•	originate loans to U.S. military personnel and U.S. department of defense employees,
•	sell them to the Company,
•	service all finance receivables owned by the Company; and
•	sell other financial products to U.S. military personnel and U.S. department of defense employees.

The Company acquires loans originated by the Bank and continues to acquire installment sales contracts from retail merchants. As part of the reorganization of the Company’s business operations, MidCountry “pushed down” $5.5 million of the above goodwill and intangibles (consisting of vendor and agent relationships) to the Bank needed for the Bank to originate loans and provide loan servicing. Once the valuations are finalized and the Company’s financial statements are audited, amounts assigned to these values could be materially different.

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and June 30, 2006

(Unaudited)

NOTE 4: INTANGIBLE ASSETS

At June 30, 2007, intangible assets are stated at their estimated fair marketless amortization from June 30, 2007.

Total identifiable intangible assets acquired and their carrying values at June 30, 2007 are:

					Weighted
					Average
	Gross				Amortization
	Carrying	Accumulated		Residual	Period
	Amount	Amortization	Net	Value	(Years)
Amortized Identifiable
Tangible Assets:
Customer relationships	$10,000,000	$(119,048)	$9,880,952	$	7
Trade name	10,000,000	(119,048)	9,880,952	—	7
Non-compete agreements	1,000,000	(11,904)	988,096	—	7
Daybreak technology	4,000,000	(47,600)	3,952,400	—	7
Total amortized
identifiable intangible
assets:	$25,000,000	$(297,600)	$24,702,400	$—
Unamortized identifiable
intangible assets:	—	—	—	—
Total	$25,000,000	$(297,600)	$24,702,400	$—

Total amortization expense charged to operations for the three months ended June 30, 2007 was $297,600. Estimated amortization expense as of June 30, 2007 is as follows:

Fiscal
June 1 - September 30, 2007	$1,190,474
2008	3,571,429
2009	3,571,429
2010	3,571,429
2011	3,571,429
2012 and after	9,523,810
Total	$25,000,000

NOTE 5: NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurements attribute. Accordingly, this statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of assessing the impact of the adoption of FAS 157 on our financial position or results of operations.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure may financial instruments and certain other items at fair value. FAS 159 defines the financial instruments that can be measured using the fair value option. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Group is in the process of assessing the impact of the adoption of FAS159 on the Group’s financial position or results of operations.

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

Overview

Prior to May 31, 2007, we were a wholly-owned subsidiary of Pioneer Financial Industries, Inc., a Nevada corporation (“PFI”). On May 31, 2007, MidCountry Financial Corp., a Georgia corporation (“MidCountry”) acquired 100% of our parent’s common stock. As a result, we are now a wholly-owned second-tier subsidiary of MidCountry. This acquisition resulted in a change in control effective May 31, 2007. As part of the acquisition, MidCountry reorganized our business operations to integrate us with MidCountry’s business. In connection with this integration, on June 1, 2007, a subsidiary of MidCountry, MidCountry Bank, through its Military Banking Division (the “Bank”), purchased from us certain assets worth approximately $3 million and assumed certain liabilities worth approximately $6.1 million. These assets and liabilities related to our military consumer loan origination business. In connection with this divestiture, the Company’s business was split between the Bank and the Company. As of June 1, 2007, the Bank will perform the following:

•	originate loans to U.S. military personnel and U.S. department of defense employees,
•	sell them to the Company,
•	service all finance receivables owned by the Company; and
•	sell other financial products to U.S. military personnel and U.S. department of defense employees.

The Company acquires loans originated by the Bank and continues to acquire installment sales contracts from retail merchants. As part of the divestiture, the Company transferred to the Bank $5.5 million in goodwill and intangibles (consisting of vender and agent relationships) needed for the Bank to originate loans and provide the loan servicing. We have also granted the Bank non-exclusive rights to market our current products and services to our customers.

The finance receivables we originated and that we purchase are effectively unsecured and consist of loans originated by the Bank to U.S. military personnel and U.S. department of defense employees and installment sale contracts purchased from retail merchants. Our finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the first nine months of fiscal 2007, the size of our average finance receivable at origination was approximately $3,507. A large portion of customers who have borrowed from us and, now are borrowing from the Bank, are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history, which may not allow them to build relationships with sources such as commercial banks.

Further improvement of our profitability is dependent upon the growth in amount of finance receivables we are able to acquire from the Bank and retail merchants, the maintenance of loan quality.

Since September 30, 2001, our finance receivables have increased at a 14.4% annual compounded rate from $137.3 million to $268.5 million at September 30, 2006. The aggregate finance receivable increase of 8.6% for fiscal year 2006 is attributable in part to the presence of third party marketing agreements entered into in October 2003 with companies that market and sell products over the Internet to military service members. We have transferred these agreements to the Bank. These agreements continue to allow the Bank to expand military customers it can help with financing needs through Internet loans as well as meeting other needs. We understand that the Bank plans to continue to pursue innovative and efficient methods to distribute our loans, including looking for opportunities to expand the Internet portion of its origination business and adding new retail offices as we and the Bank evaluate new military markets.

Lending/Servicing Activities

Generally. In general, our finance receivables are under $10,000, repayable in equal monthly installments and have terms no longer than 48 months. With 20+ years experience underwriting, originating, monitoring and servicing consumer loans to the Military Market, we have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we have developed a sophisticated, proprietary scoring model that focuses on the unique characteristics of the Military Market as well as traditional credit scoring variables. This has allowed us to profitably service a market niche. We incorporated these proprietary underwriting guidelines and scoring model into our loan origination system to facilitate auto-decisioning and risk-based pricing on our loans.

Prior to June 1, 2007. In evaluating the creditworthiness of potential customers, we primarily examined the individual’s debt to income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans were limited to amounts that the customer can reasonably be expected to repay from that discretionary income. Loan repayment terms were generally structured to repay the entire loan prior to the customer’s estimated separation from the military. However, we could not predict when or whether a customer may unexpectedly leave the military or when or whether other events could occur which result in us not being repaid prior to a customer’s departure from the military.

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record. An inability to repay occurs after our initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce. Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws. Prior to June 1, 2007, we used standard underwriting guidelines at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay. These guidelines were developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance. We used these guidelines to predict the relative likelihood of credit applicants repaying their obligation to us. We extended credit to those consumers who fit our underwriting guidelines. The amount and interest rate of the loan or retail sales finance transaction are based upon the estimated credit risk assumed.

All of our customers were required to complete standardized credit applications in person at one of our retail network offices or to complete an online application via the Internet. All of our retail network offices were staffed and equipped to expedite loan applications electronically to one of the lending subsidiaries for loan underwriting. Promptly, our lending subsidiary employees verified the applicant’s military service history and status including rank, review credit histories using major credit reporting agencies and conduct other review procedures as deemed necessary.

As a customer service, we would consider a new loan request from an existing customer who has demonstrated a positive payment history with us, where the transaction creates an economic benefit to the customer and after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. No refinancing was available to cure delinquency nor for the sole purpose of creating fee income to us. Generally, we refinanced existing loans when a portion of the new loan proceeds was used to repay the balance of the existing loan and the remaining portion is advanced to the customer. In fiscal 2006, approximately 45.8% of the number and 30.2% of the amount of our loan originations were refinancings of outstanding loans.

To reduce our credit risk and provide better service, we did not require but allowed a customer to elect to employ the convenience of making their monthly loan payments electronically through payroll deduction via the Government Allotment System or through an automatic debit of their bank account through the National Automated Clearinghouse Association. As of June 30, 2007, approximately 97% of our customers were utilizing these options. In addition, customers were allowed to elect to make monthly loan payments by personal check.

Originations After June 1, 2007. In connection with MidCountry’s acquisition of our parent and our subsequent reorganization, we transferred our underwriting model and system to the Bank. Accordingly, we will no longer be originating loans. The Bank now originates military consumer loans directly to customers, consisting of U.S. military personnel or U.S. Department of Defense employees through a network of retail sales offices and over the Internet in the same manner as we originated loans. We understand that the Bank intends to follow our models and systems in originating loans to U.S. military personnel or U.S. Department of Defense employees. The Bank also plans to structure loan repayment terms to repay the entire loan prior to the customer’s estimated separation from the military. However, if the New Lending Act for Service Members is implemented as enacted on October 1,

2007, the Bank will no longer be able to refinance existing loans. See “Item 1A. Risk Factors—The new federal law entitled “Limitations on Term of Consumer Credit Extended to Service Members and Dependents” may materially adversely affect our business operations and profitability.”

Once the Bank originates loans, we will purchase the loan and hold them until repaid. We have retained the Bank to service consumer loans and retail installment sales contracts. We understand that the Bank will service our finance receivables in the same manner we have serviced receivables. For this servicing we pay the Bank monthly a servicing fee in an amount equal to 8% of the outstanding principal balance of the military consumer loans and retail installment contracts serviced as of the last day of each month. As part of its compensation for performing this servicing, the Bank retains all ancillary revenue, including late charges and NSF fees, associated with these loans and retail installment contracts. The servicing fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index. We will also pay the Bank an annual fee of $32.00 for each military consumer loan and retail installment contract owned by us at the end of the fiscal year. The annual fee will be paid in monthly installments. This fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.

To facilitate the Bank’s servicing of the military consumer loans and retail installment contracts, we have granted the Bank (i) the non-exclusive rights to use certain intellectual properties, including its trade names and service marks, and (ii) the right to use its Daybreak system and related hardware and software.

As we understand the Bank’s underwriting, it will use our standard underwriting guidelines at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay. We also understand that the Bank will use these guidelines to predict the relative likelihood of credit applicants repaying their obligation to the Bank. When requesting a loan from the Bank, customers are required to complete standardized credit applications in person at one of our retail network offices or to complete an online application via the Internet. All of Bank retail network offices are staffed and equipped to expedite loan applications electronically to one of the lending subsidiaries for loan underwriting. Promptly, Bank lending subsidiary employees verify the applicant’s military service history and status including rank, review credit histories using major credit reporting agencies and conduct other review procedures as deemed necessary.

Under our agreement with the Bank, except as permitted by the Senior Lending Agreement, we must buy all of the loans to U.S. military personnel or U.S. Department of Defense employees originated by the Bank in the ordinary course of business as previously conducted by us. See “Liquidity and Capital Resources – Senior Debt.” Thus, if the Bank materially changes the underwriting criteria our financial condition and results of operations could be materially adversely impacted. See “Item 1A. Risk Factors—The Bank may modify underwriting standards which may materially adversely affect our business operations and profitability.”

Sources of Income

Prior to June 1, 2007, we derived revenues and resulting income from interest income derived from direct consumer lending and retail installment contracts, sale of credit insurance products, credit reinsurance premiums, and commissions earned on the sale of ancillary products and services. After June 1, 2007, we derived our revenues primarily from interest earned or loans purchased from the Bank (“direct loans”) and purchased retail installment contracts. We continue to earn revenues from credit reinsurance premiums. For purposes of the following discussion, “revenues” means the sum of our finance income, reinsurance premiums and commissions and other income.

Finance Receivables

Our finance receivables are comprised of loans originated by us or purchased from the Bank (referred to below as direct loans) and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the ends of the periods presented:

	As of, and For the Nine
	Months Ended June 30,
	2007	2006
	(dollars in thousands, except for
	average note balance)
Finance Receivables:
Finance receivables balance	$269,662	$265,250
Average note balance	$2,631	$2,595
Total finance income	$58,295	$54,341
Total number of notes	102,478	102,197

Direct Loans:
Finance receivables balance	$250,265	$242,890
Percent of finance receivables	92.81%	91.57%
Average note balance	$2,723	$2,704
Number of notes	91,904	89,816

Retail Installment Contracts:
Finance receivables balance	$19,398	$22,360
Percent of finance receivables	7.19%	8.43%
Average note balance	$1,835	$1,806
Number of notes	10,574	12,381

Net Interest Margin

The principal component of our profitability is our net interest margin, which is the difference between the interest we earn on finance receivables and the interest we pay on borrowed funds. Some states and federal statutes regulate the interest rates that we or the Bank may charge our customers. In addition, other states competitive market conditions also impact the interest rates we or the Bank may charge. Differences also exist in the interest rates we earn on the various components of our finance receivable portfolio. With respect to permissible interest rate levels which may be charged, how such rates are calculated and other restrictions regarding lender loan documents, if the New Lending Act for Service Members is implemented as enacted, it will preempt less restrictive state laws but permits states to impose lower interest rate ceilings. See “Item 1A: Risk Factors—Business—Regulations—The New Lending Act for Service Members.”

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

The following table presents important data relating to our net interest margin as of the ends of the periods presented:

	As of, and For the Three Months Ended June 30,		As of, and For the Nine Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Finance receivables balance	$269,662	$265,250	$269,662	$265,250

Average finance receivables (1)	$270,268	$263,018	$273,450	$261,324

Average interest bearing liabilities (1)	$221,209	$213,544	$222,352	$213,778

Total finance income	$19,178	$18,394	$58,295	$54,341

Total interest expense	$3,948	$3,567	$11,867	$10,499

(1) Averages are computed using month—end balances.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Finance Receivables. Our aggregate finance receivables increased 1.7% to $269.7 million on June 30, 2007 from $265.2 million on June 30, 2006. Our aggregate finance receivables decreased .1% during the third quarter of fiscal 2007 to $269.7 million on June 30, 2007 from $270.0 million on March 31, 2007 compared to a 3.4% increase during the third quarter of fiscal 2006 to $265.2 million on June 30, 2006 from $256.4 million on March 31, 2006. This small decrease and increase are primarily due to our change in charge-off policy in connection with the acquisition by MidCountry, which resulted in an additional $5.5 million reduction in our finance receivables. Without this charge-off our finance receivables would have ended at $275.0 on June 30, 2007.

Finance Revenues. Finance revenues for the third quarter of fiscal 2007 increased to $19.2 million from $18.4 million for the third quarter of fiscal 2006, an increase of $.8 million or 4.3%. This increase was primarily due to an increase in average finance receivables to $270.3 million in the third quarter of fiscal 2007 from $263.0 million in the third quarter fiscal 2006, an increase of 2.8%.

Provision for Credit Losses. The provision for credit losses in the third quarter of fiscal 2007 increased to $5.6 million from $4.7 million in the third quarter of fiscal 2006, an increase of $.9 million or 19.1%. This increase resulted from a combination of increases in both the allowance for loan losses due to the growth in our loan portfolio and an increase in our net charge-offs. Our loan portfolio increased by 1.7% or $4.5 million as mentioned above. In addition, our net charge-offs as a percentage of average finance receivables for the third quarter of fiscal 2007 increased to 8.0% from 6.3% for the third quarter of fiscal 2006. This increase is due to general economic factors affecting our customers’ ability to repay their loans, the increase in customers leaving the military prior to repaying their loan and the continuing unrest and war in the Middle-East. As Middle-East unrest continues to result in a protracted war, the military has initiated longer deployment periods and more frequent deployments for soldiers. These factors will likely increase payment delinquencies and charge-offs. See “Item 1A: Risk Factors—If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid”. See also “—Credit Loss Experience and Provision for Credit Losses.”

Interest Expense. Interest expense in the third quarter of fiscal 2007 increased to $3.9 million from $3.6 million in the third quarter of fiscal 2006, an increase of $.3 million or 8.3%. Our average interest bearing liabilities for the three months ended June 30, 2007 increased by $7.7 million or 3.6% compared to the three months ended June 30, 2006. The weighted average interest rate increased to 7.1% in the third quarter of fiscal 2007 from 6.5% in the third quarter of fiscal 2006 due to an increase in market interest rates.

Operating Expense. Operating expenses in the third quarter of fiscal 2007 decreased to $7.1 million from $8.4 million in the third quarter of fiscal 2006, a decrease of $1.3 million or 15.5%. Starting June 1, 2007, our operating expenses consist primarily of a servicing fee paid to the Bank. This servicing fee is defined by the Loan

Sale and Master Services Agreement, dated June 1, 2007 which is filed with the Current Report on Form 8-K (report dated May 31, 2007) as Exhibit 10.3 and incorporated by reference herein.

Net Income. Income before taxes in the third quarter of fiscal 2007 was $4.2 million and net income was $2.4 million compared to income before taxes of $3.2 million and net income of $1.9 million during the third quarter of fiscal 2006.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Finance Receivables. Our aggregate finance receivables increased .4% during the first nine months of fiscal 2007 to $269.7 million from $268.5 million on September 30, 2006, compared to a 7.3% increase during the first nine months of fiscal 2006 to $265.3 million from $247.2 million on September 30, 2005. This reduction in the increase in finance receivables was primarily due to our change in charge-off policy in connection with the acquisition by MidCountry, which resulted in an additional $5.5 million reduction in our finance receivables. Without this charge-off our finance receivables would have ended at $275.0 on June 30, 2007.

Finance Revenues. Finance revenues for the first nine months of fiscal 2007 increased to $58.3 million from $54.3 million for the first nine months of fiscal 2006, an increase of $4.0 million or 7.4%. This increase was primarily due to the increase in average finance receivables to $273.5 million in fiscal 2007 from $261.3 million in fiscal 2006, an increase of 4.7%.

Provision for Credit Losses. The provision for credit losses in the first nine months of fiscal 2007 increased to $15.6 million from $13.4 million in the first nine months of fiscal 2006, an increase of $2.2 million or 16.4%. This increase resulted from a combination of increases in both the allowance for loan losses due to the growth in our loan portfolio and an increase in our net charge-offs. While our net charge-offs of finance receivables in the first nine months of fiscal 2007 increased to $14.7 million from $12.1 million in the first nine months of fiscal 2006, as a percent of average finance receivables, net charge-offs increased to 10.7% during the nine months ending June 30, 2007 from 6.2% during the same period last year. Our allowance for credit losses at June 30, 2007 increased to $17.0 million from $15.3 million at June 30, 2006, an increase of $1.7 million, or 11.1%. This increase is due to general economic factors affecting our customers’ ability to repay their loans, the increase in customers leaving the military prior to repaying their loan and the continuing unrest and war in the Middle-East. As Middle-East unrest continues to result in a protracted war, the military has initiated longer deployment periods and more frequent deployments for soldiers. These factors will likely increase payment delinquencies and charge-offs. See “Item 1A: Risk Factors—If a customer leaves the military prior to repaying our loan, there is an increased risk that our loan will not be repaid”. See also “—Credit Loss Experience and Provision for Credit Losses.”

Interest Expense. Interest expense in the first nine months of fiscal 2007 increased to $11.9 million from $10.5 million in the first nine months of fiscal 2006, an increase of $1.4 million or 13.3%. This is the result of an increase of $8.6 million in our average interest bearing liabilities for the nine months ended June 30, 2007 or 4.0% compared to the nine months ended June 30, 2006. The weighted average interest rate increased to 7.0% in the first nine months of fiscal 2007 from 6.5% in the first nine months of fiscal 2006 due to an increase in market interest rates.

Operating Expense. Operating expenses in the first nine months of fiscal 2007 decreased to $23.3 million from $25.1 in the first nine months of fiscal 2006 a decrease of $1.8 million or 7.2%. Starting June 1, 2007, our operating expenses consist primarily of a servicing fee paid to the Bank. This servicing fee is defined by the Loan Sale and Master Services Agreement, dated June 1, 2007 which is filed with the Current Report on Form 8-K (report dated May 31, 2007) as Exhibit 10.3 and incorporated by reference herein.

Net Income. Income before taxes in the first nine months of fiscal 2007 was $12.4 million and net income was $7.5 million compared to income before taxes of $9.0 million and net income of $5.7 million during the first nine months of fiscal 2006.

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

The following sets forth our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for our finance receivables as of the ends of the periods presented:

	As of the Nine Months Ended June 30,
	2007	2006
	(dollars in thousands)

Finance receivables balances (1)	$269,662	$265,250

Finance receivables balances 60 days or more past due	$10,623	$13,233

Finance receivables balances 60 days or more past due as a percent of finance receivables	3.94%	4.99%

(1) In connection with the May 31, 2007 acquisition by MidCountry and our restructure on June 1, 2007, we changed our charge-off policy to coordinate it with the Bank’s charge-off policy. This resulted in a reduction of delinquent account at June 30, 2007 of approximately $5.5 million. See “Credit Loss Experience and Provision for Credit Losses—Direct Loans.”

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

Direct Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Prior to June 1, 2007, finance receivables were charged-off when management deemed them to be uncollectible through our normal collection procedures or they become 270 days past due. The 270-day limit is required by our senior lending agreement, as amended and restated on May 31, 2007.

Effective June 1, 2007, in connection with the May 31, 2007 acquisition by MidCountry and our restructure on June 1, 2007, we changed our charge-off policy to coordinate it with the Bank’s charge-off policy. The Bank charges-off delinquent loans when management deems them to be uncollectible or when they become 180 days past due. Accordingly, we now charge-off finance receivables if they are 180 days or more past due or earlier if management deems it appropriate. Our primary source of charge-offs occur when a customer leaves the military prior to repaying the finance receivable. Traditionally, we have structured our loans so that the entire amount is repaid prior to a customer’s estimated separation from the military, and the number of our customers who depart from the military early has remained relatively constant over time. We anticipate that the Bank will structure loans in the same manner. The Bank, however, cannot predict when or whether a customer may depart from the military early. Accordingly, it can not implement policies or procedures to ensure that we are repaid in full prior to our customer leaving the military.

The following table presents net charge-offs on consumer loans originated or purchased by us (direct loans) and net charge-offs as a percentage of direct loans as of the ends of the periods presented:

	As of, and For the Three Months Ended June 30,		As of, and For the Nine Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Direct Loans:
Loans charged-off	$5,859	$4,505	$16,002	$13,088
Less recoveries	453	328	1,303	931
Net charge-offs	$5,406	$4,177	$14,699	$12,157

Average monthly balance of
outstanding (1)	$250,388	$240,517	$252,766	$238,437
Percentage of net charge-offs to average
monthly balance outstanding (2)	8.64%	6.95%	11.63%	6.80%

(1) Averages are computed using month-end balances.
(2) June 30, 2007 and 2006 are annualized for comparison purpose.

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

	As of, and For the Three Months Ended June 30,		As of, and For the Nine Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Retail Installment Contracts:
Contracts charged-off	$20	$—	$41	$—
Less recoveries	21	12	58	35
Net charge-offs (recoveries)	$(1)	$(12)	$(17)	$(35)

Average monthly balance of
outstanding (1)	$19,880	$22,501	$20,684	$22,887
Percentage of net charge-offs to average
monthly balance outstanding (2)	-0.02%	-0.21%	-0.16%	-0.20%

(1) Averages are computed using month-end balances.
(2) June 30, 2007 and 2006 are annualized for comparison purpose.

Allowance for Credit Losses. The following table presents our allowance for credit losses on finance receivables as of the ends of the periods presented:

	As of, and For the Three		As of, and For the Nine
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Average finance receivables (1)	$270,268	$263,018	$273,450	$261,324
Provision for credit losses	$5,601	$4,675	$15,606	$13,432
Net charge-offs	$5,405	$4,165	$14,682	$12,122
Net charge-offs as a percentage of
average finance receivables (2)	8.00%	6.33%	7.16%	6.18%
Allowance for credit losses	$17,015	$15,312	$17,015	$15,312
Allowance as a percentage of average
finance receivables	6.30%	5.82%	6.22%	5.86%

________________________

(1)	Averages are computed using month-end balances.
(2)	June 30, 2007 and 2006 are annualized for comparison purpose.

The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. We have developed policies and procedures for assessing the adequacy of the allowance for credit losses which take into consideration our historical credit loss experience, delinquency trends, current economic conditions, current or future military deployments, and the composition of the finance receivable portfolio. We use various ratio analyses in evaluating prior finance receivable losses and delinquency experience. These and other analyses are used to measure historical movement of finance receivables through various levels of repayment, delinquency, and loss. These results and management’s judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See “Item 1A: Risk Factors—If a customer leaves the military prior to repaying our loan, there is an increased risk our loan will not be repaid.”

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the ends of the periods presented:

	As of, and For the Three Months Ended June 30,		As of, and For the Nine Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Balance, beginning of period	$16,835	$14,802	$16,106	$14,002
Charge-offs:
Loans charged-off	(5,879)	(4,505)	(16,043)	(13,088)
Recoveries	474	340	1,361	966
Net charge-offs	(5,405)	(4,165)	(14,682)	(12,122)
Purchase Adjustments	(15)	—	(15)	—
Provision for credit losses	5,600	4,675	15,606	13,432
Balance, end of period	$17,015	$15,312	$17,015	$15,312

Loan Origination

Loan originations by us prior to June 1 2007 and by the Bank after June 1, 2007 are an important factor in determining our future revenues. Loan originations and acquisitions of loans acquired from the Bank increased for the first nine months of fiscal 2007 to $226.7 million from $218.4 million for the first nine months of fiscal year 2006, an increase of $8.3 million or 3.8%. See “Results of Operations – Nine Months Ended June 30, 2007 Compared to the Nine Months ended June 30, 2006 – Finance Receivables.” The record volume in the first nine months of fiscal 2007 was achieved through an increase in loan referrals from the retail offices, the Bank’s retail offices and the expansion of our Internet distribution channels available to us and the Bank. The increase in Internet loan production was due in part to the digital marketing efforts which increased 26% over prior year with a greater emphasis on internally directed activities.

The following table sets forth overall direct loans originated or acquired from the Bank by us and retail installment contracts as of the ends of the periods presented:

	As of, and For the Three Months Ended June 30,		As of, and For the Nine Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands, except for average note amounts)
Total Loan Origination:
Gross balance	$78,667	$77,828	$226,651	$218,385
Number of finance receivable notes	22,562	21,108	64,624	62,828
Average note amount	$3,487	$3,520	$3,507	$3,476

Direct Loans:
Gross balance	$74,829	$72,921	$213,758	$203,202
Number of finance receivable notes	21,266	20,435	60,256	57,480
Average note amount	$3,519	$3,568	$3,547	$3,535

Retail Installment Contracts:
Gross balance	$3,837	$4,907	$12,892	$15,183
Number of finance receivable notes	1,296	1,673	4,368	5,348
Average note amount	$2,961	$2,933	$2,951	$2,839

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed. Our principal use of cash is to make new loans and purchase retail installment contracts. We use our borrowings to fund the difference, if any, between the cash used to make new loans and purchase retail installment contracts, and the cash generated from loan repayments and operations. This amount is generally our cash used in investing activities. Cash used in investing and financing activities in the first nine months of fiscal 2007 was approximately $22.1 million and $3.6 million, respectively, which was primarily funded from $30.1 million of cash from operating activities. Cash used in investing activities in the first nine months of fiscal 2006 was approximately $32.8 million, which were funded from $22.3 million of cash from operating activities and $11.3 million from financing activities.

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

On or before March 31, 2007, each bank that was a party to the senior lending agreement delivered to us a written indication that it wished to participate in future fundings. As discussed below, on May 31, 2007 in connection with the acquisition by MidCountry, we entered into an Amended and Restated Senior Lending Agreement with certain lenders (“Senior Lending Agreement”). The Senior Lending Agreement requires each lender that is a party to the Senior Lending Agreement, to deliver to us a written indication that it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months.

In connection with the acquisition by MidCountry, two banks indicated in writing that they were no-longer interested in continuing to participate in fundings. As of May 31, 2007, the remaining ten lenders have all indicated their willingness to participate in fundings up to an aggregate of $275.0 million. In July 2007, an existing lender to the Senior Lending Agreement increased its fundings by $5.0 million, bring the total to $280.0 million. We are also in discussions with other lenders and believe that it is reasonably likely one or more of these lenders will join the Senior Lending Agreement.

Senior Indebtedness. Our senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. On May 31, 2007, in connection with the acquisition by MidCountry we entered into an amended and restated Senior Lending Agreement with certain lenders.

The Senior Lending Agreement replaces and supersedes the Amended and Restated Senior Lending Agreement among the Company and certain letters which was entered into on October 1, 2003 (“Original Senior Lending Agreement”). However, any currently outstanding loans under the Original Senior Lending Agreement continue to be outstanding and are subject to the terms of the Original Senior Lending Agreement and related notes.

A brief description of the material terms of the Senior Lending Agreement is set forth below. Such description is subject in its entirety to the actual terms of the Senior Lending Agreement which is filed with the Current Report on Form 8-K (report date May 31, 2007) as Exhibit 4.1 and incorporated by reference herein. Generally, the terms of the Senior Lending Agreement are similar to the terms of the Original Senior Lending Agreement.

The initial term of the Senior Lending Agreement ends on October 1, 2008 and is automatically extended annually unless one of the parties objects to renewal by June 30 of each calendar year. The Company and certain of its subsidiaries are now borrowers under the Senior Lending Agreement. In addition, the assets of all the borrowers secure the loans extended under the Senior Lending Agreement. Currently, ten (10) lenders are a party to the Senior Lending Agreement. Any lender may elect not to participate in any future fundings at any time without penalty. No bank, however, has any contractual obligation to lend us these additional funds. In connection with borrowing under the Senior Lending Agreement, borrowers are subject to certain financial and other restrictive covenants.

If a lender were to elect not to participate in future fundings, any existing borrowings from that lender under the revolving credit line would be payable in 12 equal monthly installments. borrowers anticipate that they would repay that amount through borrowings from other lenders participating in the Senior Lending Agreement. Any existing borrowings under amortizing notes from the lender electing not to participate would be repayable according to their original terms. Currently, borrowers limit the amount they borrow from any one lender to $35 million. This limitation lessens borrowers dependence on any one lender and the potential effect on our operations and liquidity if that lender elects not to participate in future financing.

The Senior Lending Agreement gives the Company access to a revolving credit line and amortizing notes. The revolving credit line is payable upon demand in 12 equal monthly payments of principal and monthly payments of interest on the outstanding principal on the tenth day of each month. As of June 30, 2007, the outstanding balance of the amortizing notes was approximately $171.3 million, with interest rates fixed at 270 basis points over the ninety day moving average of like-term Treasury Notes (as defined in the Senior Lending Agreement) at the time the amortizing notes were issued. All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.

The aggregate maximum principal amount of Senior Debt set forth in Credit Facility Letters (as such terms are defined in the Senior Lending Agreement) issued annually by all participating lenders may not be increased by more than 10% in any year without the prior written consent of the Required Banks (as defined in the Senior Lending Agreement). Approval of the addition of a new lender or financial institution by the Required Banks constitutes approval of an increase in the principal amount of Senior Debt by the amount of credit which such new lender or financial institution has indicated it may make available to the borrowers and which has been disclosed to the participating lenders.

Substantially all of the borrowers’ assets secure this debt. The Senior Lending Agreement also limits, among other things, our ability to (1) incur additional debt from the lenders that are party to the agreement beyond that allowed by specific financial ratios and tests, (2) pay dividends, (3) make certain other restricted payments, (4) consummate certain asset sales and dispositions, (5) merge or consolidate with any other person, and (6) incur additional debt for borrowed money. In addition, the Senior Lending Agreement limits the amounts that borrowers can pay to our parent each year.

Under the Senior Lending Agreement, borrowers are also subject to certain financial covenants that require borrowers, among other things, to maintain specific financial ratios and to satisfy certain financial tests. In part, these include: (a) an Allowance for Credit Losses (as defined in the Senior Lending Agreement, as amended) equal to or greater than the Allowance for Credit Losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 3.0% of Consolidated Net Receivables (as defined in the Senior Lending Agreement), (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the Senior Lending

Agreement, as amended) as of the end of each quarter to not greater than 4.75 to 1.00, and (c) a Senior Indebtedness to Consolidated Net Receivable Ratio (as defined in the Senior Lending Agreement, as amended) as of the end of each quarter of no more than 80.0%. Borrowers are also required to maintain a Consolidated Total Required Capital (as defined in the Senior Lending Agreement, as amended) of at least $60.0 million plus 50.0% of the cumulative positive net income earned by borrowers during each of their fiscal years ending after September 30, 2006. Any part of the 50% of positive net income not distributed by the Company as a dividend for any fiscal year within 120 days after the last day of such fiscal year shall also be added to Consolidated Total Required Capital and may not be distributed as a dividend or otherwise. No part of the Consolidated Total Required Capital calculated as of June 30, 2007 in excess of $60 million may be distributed as a dividend.

The borrowers may not make any payment to MidCountry in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $700,000.00 plus reimbursable expenses. Such amount may be increased on each anniversary of the Senior Lending Agreement by the percentage increase in the Consumer Price Index published by the United States Bureau of Labor for the calendar year then most recently ended. Except as required by law, the borrowers may not stop purchasing small loans to military families from MidCountry Bank unless the Required Banks (as defined in the Senior Lending Agreement, as amended) consent to such action. The breach of any of these covenants or other terms of the Senior Lending Agreement could result in a default under the Senior Lending Agreement.

If borrowers breach certain financial covenants under the Senior Lending Agreement, the lenders would have the right to receive 80.0% of all payments borrowers receive on consumer loans and retail installment contracts. If the Bank or an entity other than any borrower is performing loan maintenance and collection services for the participating lenders, the participating lenders could have the right to receive 100% of such consumer loan and retail installment contract payments instead of 80%. In addition, if a default occurs, the participating lenders could seek to declare all amounts outstanding under the Senior Lending Agreement, together with accrued and unpaid interest, to be immediately due and payable.

The agent bank of the lenders under the Senior Lending Agreement (“Agent”) is a third party beneficiary of the Bank’s servicing agreement with us. If this servicing agreement is terminated or we are in default under the Senior Lending Agreement, the Agent may retain the Bank to perform loan maintenance and collection services on all notes securing Senior Debt, for a service charge equal to 110% of the Bank’s actual cost of providing such services. Agent may also request that the Bank transfer possession and use of our computer system, related hardware and software and all documents, instruments and records pertaining to outstanding notes securing Senior Debt to Agent or its designee. The Bank shall allow the Agent to employ or otherwise use the services of all of the Bank’s employees working in the Military Banking Division of the Bank reasonably necessary to service and collect outstanding notes securing Senior Debt and must cooperate with Agent to sell or transfer such notes.

As of June 30, 2007, we could request up to $33.5 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of June 30, 2007, we were in material compliance with all loan covenants.

As of June 30, 2007 and 2006, the total borrowings and availability under our senior lending agreement consisted of the following amounts for the ends of the periods presented:

	As of June 30,		As of September
	2007	2006	2006
	(dollars in thousands)
Revolving Credit Line (1):
Total facility	$40,000	$49,341	$49,559
Balance at end of period	$10,896	$12,793	$13,285
Maximum available credit (3)	$29,104	$36,548	$36,274

Term Notes (2):
Total facility	$235,000	$225,000	$225,000
Balance at end of period (5)	$171,325	$172,605	$170,533
Maximum available credit (3)	$63,675	$52,395	$54,467

Total Revolving and Term Notes (1) (2):
Total facility	$275,000	$274,341	$274,559
Balance at end of period	$182,221	$185,398	$183,818
Maximum available credit (3)	$92,779	$88,943	$90,741
Credit facility available (4)	$33,509	$26,802	$31,019
Percent utilization of the total facility	66.26%	67.58%	66.95%

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

(5)   Amortizing notes fair valued at $170,663.

Outstanding Investment Notes.

We also fund our liquidity needs through the sale of our investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of June 30, 2007, we had issued approximately $35.6 million of these notes at a weighted average interest rate of 9.35%.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued FAS 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurements attribute. Accordingly, this statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of assessing the impact of the adoption of FAS 157 on our financial position or results of operations.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure may financial instruments and certain other items at fair value. FAS 159 defines the financial instruments that can be measured using the fair value option. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Group is in the process of assessing the impact of the adoption of FAS159 on the Group’s financial position or results of operations.

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

ITEM 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this report (evaluation date), and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

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

On July 21, 2006, our motion for preliminary injunction with respect to PMLI was granted. PMLI is located in the State of Washington and makes loans exclusively to US military personnel located in California, among other states. None of these customers are residents of the state of California.. The Order granting the preliminary injunction stated, inter alia:

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

The terms of repayment on the loans that we made and the Bank makes are generally structured so the entire loan amount is repaid prior to the customer’s estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur which result in the loan not being repaid prior to our customer’s departure from the military, there is an increased chance that our loan will not be repaid. Because we do not know whether or when a customer will leave the military early, the Bank cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. As of June 30, 2007, we had approximately 5,771 customers who separated from the military prior to repaying our loan and who in the aggregate owed us approximately $12.1million. Based on historical charge-off models, management believes this could result in approximately $7.8 million in charge-offs. If that amount increases or the number of our customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase. This may have a materially adverse effect on cash flow, results of operations and financial conditions.

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

Our operations as well as the operations of the Bank are subject to regulation by federal authorities and state banking, finance, consumer protection and insurance authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions on our operations which, among other things, require that we obtain and maintain certain licenses and qualifications, and limit the interest rates, fees and other charges we may impose. Although we believe we and the Bank are in compliance in all material respects with applicable laws, rules and regulations, there can be no assurance that each of us is or that any change in such laws, or in the interpretations thereof, will not make compliance therewith more difficult or expensive or otherwise adversely affect our business, financial condition or business operations.

The Bank may modify underwriting and servicing standards which may materially adversely affect our business operations and profitability.

Except as permitted by the Senior Lending Agreement, we are obligated to purchase all the loans to U.S. military personnel and U.S. defense department employees originated by the Bank in the ordinary course of business as previously conducted by us. See “Liquidity and Capital Resources – Senior Debt.” The Bank plans to apply our underwriting standards and systems when originating loans. It also plans to adopt our servicing standards and systems when servicing our finance receivables. However, the Bank is not obligated to continue to use these underwriting and servicing models indefinitely. The Bank has the right to modify these systems and models. No assurance can be given that these modifications would be successful and they may have a materially adverse impact on our business, financial condition and results of operations.

ITEM 6. Exhibits

(a)	Exhibits
3.1

Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 8, 2003 (Commission No. 333-103293) (the “Initial Registration Statement”)).

3.2	Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Initial Registration Statement).
3.3	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 of the Initial Registration Statement).
4.1	Amended and Restated Senior Lending Agreement, dated May 31, 2007 (Incorporated by reference to Exhibit 4.1 of the Current Report on 8-K for May 31, 2007).
4.2	Form of investment note certificate (Incorporated by reference to Exhibit 4.2 of the Post Effective Amendment No. 2).
10.1	Addendum to Office Building Lease between the Company and Belletower Partners, L.L.C. (Incorporated by reference to Exhibit 10.3 of the Initial Registration Statement).
10.2	Loan Sale and Master Services Agreement, dated June 1, 2007 (Incorporated by reference to Exhibit 10.1 of the Current Report on 8-K for May 31, 2007).
12	Statement regarding computation of ratios (Incorporated by reference to Exhibit 12 of Post Effective Amendment No. 2).
21	Subsidiaries of the Company.
25	Statement of eligibility of trustee (Incorporated by reference to Exhibit 25 of the Amendment No. 1).
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER FINANCIAL SERVICES, INC.

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer	August 22, 2007
Thomas H. Holcom, Jr.	and Sole Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	August 22, 2007
Laura V. Stack	Treasurer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)