Form 10-K
period 2007-09-30
PIONEER FINANCIAL SERVICES INC
filed 2008-01-11
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2007
Common Stock, no par value	1 share

As of September 30, 2007, 1 share of the Registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-K

September 30, 2007

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“report”) contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in the “Item 1A.-Risk Factors” and “Item 7.-Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

ITEM 1.	BUSINESS

General

Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we”, “us”, “our” or the “company”), purchases military loans and retail installment contracts, on a worldwide basis, made exclusively to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We purchase these primarily from two different types of sources. Our largest source is a major vendor who is an affiliate and originates direct loans through a network of loan production offices and via the Internet; military families use these loan proceeds to purchase goods and services. We also purchase retail installment contracts from retail merchants that sell consumer goods to active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense. However, we do seek to maintain a positive, supportive relationship with the military community.

We are a wholly-owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”). Prior to May 31, 2007, we were a wholly-owned subsidiary of Pioneer Financial Industries, Inc., a Nevada corporation (“PFI”). On May 31, 2007, MCFC acquired 100% of PFI’s common stock (the “Transaction”). The Transaction resulted in a change in control effective May 31, 2007. Pursuant to the Transaction, MCFC reorganized our operations. Prior to June 1, 2007, we originated loans exclusively to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. In connection with the Transaction, activities related to the origination and servicing of loans are now being conducted by our affiliate, the Military Banking Division of MidCountry Bank (a wholly-owned subsidiary of MCFC and referred to throughout as “MBD”). In addition, generally all of our former employees work for MBD. We now purchase the loans originated by MBD as long as the loans meet certain criteria. We plan to hold these loans until repaid. We have entered into Loan Sale and Master Services Agreement (“LSMS”) with MBD which outlines the terms of the sale and servicing of these loans.

Prior to June 1, 2007, we also purchased retail installment contracts from retail merchants that sell consumer goods to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. We will continue purchasing such contracts. Prior to the Transaction, we also sold non-loan related products and services including roadside assistance programs and discount cards. We discontinued the selling of ancillary products and services as of June 1, 2007.

In connection with the Transaction, the following personnel changes occurred:

●

On June 1, 2007, Thomas H. Holcom was named our new Chief Executive Officer and the President of MBD. Mr. Holcom continues to act as our President. He was also elected by MCFC as the sole member of the board of directors of the Company on June 1, 2007. Mr. Holcom had served as our President and Chief Operating Officer prior to the Transaction.

●

In June 2007, Laura V. Stack was named our new Chief Financial Officer. Ms. Stack had served as our Director of Corporate Finance prior to the Transaction and had previously held the position of our controller.

●	In July 2007, Joe B. Freeman was named our Chief Operating Officer. Mr. Freeman had served as our Chief Lending Officer and our Chief Strategy Officer prior to the Transaction.

Mr. Holcom, Ms. Stack and Mr. Freeman are our executive officers and are responsible for our policy-making decisions. However, we have a few employees and none of these officers are compensated directly by us. Each of these officers is also an employee and an officer of MBD. MBD and MCFC provide compensation and remuneration for services to these executive officers and all the employees of MBD.

In connection with the Transaction, MCFC paid the shareholders of PFI (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC is also required to pay the Sellers an additional $5 million in contingent payments if we meet certain financial performance goals which will be evaluated and paid in two installments over the 24 months following the acquisition. These goals pertain to net revenue, net income, finance receivable and the number of customer relationships for the calendar years ending December 31, 2007 and 2008.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained MBD as a primary supplier of loans. Under the LSMS Agreement, MBD is obligated to use our underwriting criteria (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance). This criteria primarily requires the following:

●	All borrowers must be U.S. military personnel and U.S. defense department employees.
●	All potential borrowers must complete standardized credit applications either in person at one of MBD’s loan production offices or online via the Internet.
●

A thorough review must be conducted on all applicants’ military service history. This includes verification of status including rank and credit history using major credit reporting. Other review procedures may be conducted as deemed necessary.

●	Loan repayment terms must generally be structured to repay the entire loan prior to the customer’s estimated separation from the military.

To the extent MBD originates loans under these standards, MBD is obligated to sell such loans to us and we are obligated to purchase such loans. Loans purchased from MBD and those previously originated by us prior to the transaction are referred to as military loans. See “Item 1A. Risk Factor— MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines. Each of these may materially adversely affect our business operations, cash flow, results of operations, financial condition and profitability.”

Loan Purchasing

Generally. We have 20+ years experience underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we had developed a proprietary scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables which are currently utilized by MBD when originating loans in this market. We incorporated these proprietary underwriting guidelines and scoring model into our loan origination system to facilitate auto-decisioning and risk-based pricing on our loans.

For the loans we purchase, MBD now uses our proprietary underwriting guidelines and scoring model when it originates loans. Under these guidelines, in evaluating the creditworthiness of potential customers, MBD primarily examines the individual’s debt to income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from that discretionary income. Loan repayment terms are generally structured to repay the entire loan prior to the customer’s estimated separation from the military. However, when we purchase loans from MBD, we can not predict when or whether a customer may unexpectedly leave the military or when or whether other events could occur which result in not being repaid prior to a customer’s departure from the military.

We only purchase loans made to consumers who fit our business model and underwriting guidelines. When we purchase loans from MBD, we use our standard underwriting guidelines to predict the relative likelihood of credit applicants repaying their obligation to us. In general, each finance receivable we own is under $10,000 repayable in equal monthly installments and has terms no longer than 48 months.

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record. An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce. Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws. Standard underwriting guidelines are used at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay. These guidelines were developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance. We use these guidelines to predict the relative likelihood of credit applicants repaying their obligation to us. We purchase loans made to consumers who fit our underwriting guidelines. The amount and interest rate of the military loan or retail sales finance transaction purchased are set by MBD or the retail merchant based upon our underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we consider purchasing a new loan from MBD if an existing borrower has demonstrated a positive payment history with us and where the transaction created an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency nor for the sole purpose of creating fee income. Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. Approximately 35.1% of the amount of all military loans originated or purchased were refinancings from outstanding loans.

Military Loans Purchased from MBD. We purchase military loans from MBD if they meet our lending guidelines. In connection with the Transaction, MBD was provided the rights to our lending guidelines and extensive experience with lending to the military marketplace. Pursuant to the LSMS, we transferred our underwriting model and system to MBD. However, we retained ownership of this model and the lending system. MBD now originates these loans directly through its loan production offices and over the Internet. Prior to June 1, 2007, we originated loans through our retail network of 19 offices located in 13 states.

Retail Installment Contracts. We also purchase retail installment contracts, which meet our quality standards and return on investment objectives from approximately 90 retail merchants. Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. We generally acquire these contracts without recourse to the originating merchant. However, some retail merchant reserve agreements allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible. Retail installment contracts generally have maximum terms of 48 months.

Management and Record Keeping Services

We have retained MBD to provide management and record keeping services. MBD will service our finance receivables in the same manner as we did prior to the Transaction. For these management and record keeping services, we pay MBD a monthly fee in an amount equal to .67% (8% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index. Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and NSF fees, associated with these loans and retail installment contracts. For these services, we also pay MBD an annual fee of $32.00 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee will be paid in monthly installments. This fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.

To facilitate MBD’s servicing of the military loans and retail installment contracts, we have granted MBD (i) the non-exclusive rights to use certain intellectual properties, including our trade names and service marks, and (ii) the right to use our Daybreak system and related hardware and software. We have also granted MBD non-exclusive rights to market additional products and services to our U.S. military borrowers. We retain all other borrower relationships.

Credit Loss Experience

We closely monitor portfolio delinquency and loss rates in measuring the quality of our portfolio and the potential for ultimate credit losses. We attempt to control customer delinquencies through careful evaluation of the loans we purchase and credit history at the time the loan is originated and we continue this evaluation during the time MBD services the loan, including through collection efforts after charge-off has occurred.

Reinsurance Operations

We have a wholly-owned insurance subsidiary that reinsures substantially all of the credit life and credit accident and health insurance policies which were sold by us and MBD on behalf of an unaffiliated insurance carrier, “Assurant”, providing us with an additional source of income from the earned reinsurance premiums. If our customers are killed, injured or become ill, including during war, our subsidiary will have payment obligations. The liability we establish for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business. See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Sources of Income—Credit Reinsurance Premiums.”

Regulation

General

MBD and merchants who sell retail installment contracts are subject to extensive regulation, supervision and licensing by the Federal Trade Commission (“FTC”), the Office of Thrift Supervision (“OTS”), and other state and federal agencies. Failure to comply with these requirements can lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. If MBD cannot make loans or dealers are unable to finance active-duty or career retired U.S. military personnel and U.S. Department of Defense employees, this will materially adversely impact our business, results of operations and cash flow. See “Item 1A. Risk Factors—MBD and retail merchants are subject to many laws and governmental regulations, and loss of licenses or any changes in these laws or regulations may materially adversely affect our results of operations, cash flow, financial condition and business operations.” Also as a wholly-owned subsidiary of MCFC, a bank holding company, we are subject to oversight by the FTC and the OTS.

Prior to June 1, 2007, our consumer lending business was subject to extensive regulation, supervision and licensing by various state departments of banking and other state and federal agencies. It was also subject to various judicial and administrative decisions of general applicability that also set requirements and restrictions applicable to our lending activities. Failure to comply with these requirements could have lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. In addition, state and federal agencies have the authority to require a lender that has violated existing laws to reimburse customers for fees or other charges. Our lending subsidiaries were also subject to detailed supervision by authorities in the states where they were located. Legislation and regulations generally required licensing, limit loan amounts, duration and charges for various categories of loans, required adequate disclosure of certain contract terms and limit collection practices and creditor remedies. Licenses were renewable and were subject to revocation for violation of these laws and regulations. In addition, we were subject to state usury laws, which limited the interest rates we could charge.

The New Lending Act for Service Members. On October 17, 2006, the President of the United States signed into law the New Lending Act for Service Members which became effective on October 1, 2007. This new law applies to Refund Anticipation Loans, Title Loans and Payday loans and does not apply to us, the military loans originated by MBD or the merchants who sell us retail installment contracts.

Reinsurance Regulations

Our reinsurance subsidiary is subject to laws and regulations of the insurance authorities in the State of Nevada. These regulations cover such matters as its capitalization, reserve requirements, affiliate transactions, and permitted investments. They also place restrictions on the amount of dividends that the reinsurance subsidiary can pay to us and requires us to maintain a certain capital structure. As of September 30, 2007, the reinsurance subsidiary had the ability to pay us up to $1,438,682 in dividends pursuant to these laws and regulations. If the reinsurance subsidiary does not continue to satisfy these requirements, it may be prohibited from distributing available cash to us, which may in turn impair our ability to pay interest and principal on the investment notes. See “Item 1A. Risk Factors—Our reinsurance program is also subject to state and federal laws and regulation and any changes in these laws or regulations may materially adversely affect our results of operations, cash flow, financial condition and business operations.”

Other Regulations

Once we purchase our loans, we are obligated to comply with The Gramm-Leach-Bliley Act, which was signed into law at the end of 1999 and contains comprehensive consumer financial privacy restrictions. Various federal enforcement agencies, including the FTC, have issued final regulations to implement this Act. These restrictions fall into two basic categories. First, we must provide various notices to customers about privacy policies and practices. Second, this Act restricts us from disclosing non-public personal information about the customer to non-affiliated third parties, with certain exceptions. If we violate this law, regulators may require us to discontinue disclosing information improperly and in certain circumstances, customers may have a private right of action if such disclosure is made without the consent of the customer. We believe we have prepared the appropriate consumer disclosures and internal procedures to address these requirements We are also subject to federal and state securities and disclosure laws and regulations.

Compliance

We have procedures and controls in place to monitor compliance with numerous federal and state laws and regulations. However, because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors we may, from time to time, inadvertently violate these laws and regulations. If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.

MBD and the retail merchants who originate military loans and retail installment contracts purchased by us also must comply with both state and federal credit and trade practice statutes and regulations. If MBD or retail merchants fail to comply with these statutes and regulations, consumers may have rights of rescission and other remedies. In such cases, we have rights under its agreement with these merchants to require the merchant to repurchase the related retail installment contracts and to pay us for any damages we may incur or litigation costs, including attorney’s fees and costs. However, if we are unable to enforce our agreement with the merchant, resulting consumer recession rights and remedies could have an adverse effect on our business, results of operation, financial condition and cash flow.

Although we believe our operations comply with current regulatory requirements, we are unable to predict whether state or federal authorities will require changes in its reinsurance or loan acquisition practices in the future, or the impact of those changes on our profitability.

Employee Relations

We employ approximately five employees, at our Germany location. After June 1, 2007, most employees are employed by MBD and we do not contribute to the compensation of these employees. Prior to June 1, 2007, we had approximately 284 employees.

Availability Of Reports, Certain Committee Charters And Other Information

Our website address is www.pioneerservices.com. We do not make our Securities and Exchange Commission (“SEC”) public filings available on our website because our investment notes are not publicly traded and our only outstanding share of common stock is owned by MCFC.

The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us.

We will also provide printed copies of all our SEC filings to any stockholders, upon request to Pioneer Financial Services, Inc., 4700 Belleview Ave, Suite 300, Kansas City, Missouri 64112, Attention: Investments.

ITEM 1A.	RISK FACTORS

We have identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business and that could cause them to differ materially from its historical results of operations, financial position, cash flow or business, or those contemplated by forward-looking statements made herein or elsewhere, by or on behalf of us. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines. Each of these may materially adversely affect our business operations, cash flow, results of operations, financial condition and profitability.

Except as permitted by the Senior Lending Agreement, we are obligated to purchase generally all the loans made to U.S. military personnel and U.S. Defense Department employees that are originated by MBD that meet our business model and our lending guidelines. In addition, we have retained MBD to service all loans we own. However, MBD is not obligated to continue to use these underwriting and servicing models indefinitely. MBD does have the right to modify these systems and models. MBD may also originate for its own account loans which are not deemed to be military loans made in the ordinary course of business as previously conducted by us. If MBD does modify the models significantly, we may not be willing to purchase such loans. No assurance can be given that if MBD does modify the underwriting and servicing standards that these modifications would be successful and they may have a materially adverse impact on our business, financial condition and results of operations.

We purchase loans which were made exclusively to the military market, which traditionally has higher delinquencies than customers in other markets, resulting in higher charge-offs, a reduction in profitability and impairment to our ability to pay interest and principal on the investment notes.

A large portion of our loan customers are unable to obtain financing from traditional sources, due to factors such as their age, frequent relocations and lack of credit history. Historically, we have experienced higher delinquency rates than traditional financial institutions. When we purchase loans, we depend on underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers. However, these standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies, foreclosures or losses on the loans which we own could reduce our profitability and have a materially adverse impact on our business, financial condition and results of operations which restrict our ability to pay interest and principal on the investment notes.

An increase in market interest rates may result in a reduction in our profitability and impair our ability to pay interest and principal on the investment notes.

Sustained, significant increases in market interest rates could unfavorably impact our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on the loans we own and the interest rate we must pay under our outstanding bank debt and investment notes. Any significant reduction in our profitability would have a material adverse impact on our business, results of operation, financial condition and cash flow which diminish our ability to pay interest and principal on the investment notes.

Acts of war or terrorist attacks in the United States may cause disruption in our business and may adversely affect the markets in which our suppliers of loans operate, which could affect our profitability and ability to pay interest and principal on the investment notes.

Terrorist attacks in the United States in September 2001 caused major instability in the U.S. financial markets. Additional attacks and the response of the U.S. government may lead to additional armed hostilities or to further acts of terrorism in the U.S. which may cause a further decline in the financial markets and may contribute to a further decline in economic conditions. In addition, the involvement of military personnel in armed hostilities may reduce the demand for our loans or increase payment delinquencies and therefore reduce our revenues, possibly without immediate comparable reductions in overhead. To the extent these events occur, our profitability will have a material adverse impact on our business, results of operation, financial condition and cash flow, which could reduce our ability to pay interest and principal on the investment notes.

If a large number of borrowers are wounded in combat, our profits may be adversely affected.

Our wholly-owned subsidiary reinsures generally all of the credit life and credit accident and health insurance policies sold by us and MBD on the borrowers for the loans we own. These policies pay the loan payments as they become due during a customer’s disability due to illness or injury, including war-related injuries, and pay the balance in the event of death. Therefore, if a large number of borrowers are injured and disabled in combat, the profitability of our reinsurance subsidiary would be impaired, which could have a material adverse impact on our business, results of operation, financial condition and cash flow and impair our ability to pay interest and principal on the investment notes.

We are subject to many laws and governmental regulations, and loss of licenses or any changes in these laws or regulations may materially adversely affect our results of operations, cash flow, financial condition and business operations.

We are regulated by the Office of Thrift Supervision as a wholly-owned subsidiary of a bank holding company. Our loan purchasing operations are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on our operations. As a result of these regulations and laws, we must, among other things, obtain and maintain certain licenses and qualifications. Loss of any of these licenses would have a materially adverse impact on our results of operations, cash flow, financial condition and business operations. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and increasing the ability of competitors to offer competing financial services and products.

MBD and retail merchants are subject to many laws and governmental regulations, and loss of licenses or any changes in these laws or regulations may materially adversely affect our results of operations, cash flow, financial condition and business operations.

MBD is part of MidCountry Bank, a federal savings bank which is regulated by the Office of Thrift Supervision. MBD’s lending operations as well as retail merchants are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on their operations. This regulatory and legal oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole. As a result of these regulations and laws, MBD and the retail merchants must, among other things, obtain and maintain certain licenses and qualifications. Loss of any of these licenses would have a materially adverse impact on MBD’s and the retail merchants’ ability to make loans in the military market. Changes in these laws may make lending in the military market overly burdensome. Limitations on MBD’s and the retail merchants ability to make or extend loans in the military market will have a materially adverse impact on our results of operations, cash flow, financial condition and business operations. Further, these regulations and laws place limits on the interest rates, fees and other charges MBD and retail merchants may impose. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including increasing the ability of competitors to offer loans in the military market thus reducing the loans available for us to purchase.

Our reinsurance program is also subject to state and federal laws and regulations and any changes in these laws or regulations may materially adversely affect our results of operations, cash flow, financial condition and business operations.

Our reinsurance program is also subject to regulation by state insurance authorities. Although we believe it is in compliance in all material respects with applicable laws, rules and regulations, there can be no assurance that we are or that any change in such laws, or in the interpretations thereof, will not make compliance therewith more difficult or expensive or otherwise adversely affect our results of operation, cash flow, financial condition or business operations.

As long as the investment notes are outstanding, we are subject to federal and state securities laws and regulations and failure to comply with or changes in such laws and regulations may adversely affect us or increase substantially the disclosure required by us.

We are also regulated by state and federal securities regulators. These regulations are designed to protect investors in securities (such as the investment notes) which we sold and may sell in the future. Congress and state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of securities we may issue or increasing substantially the disclosure required by us.

The indenture does not contain extensive covenants to protect your investment in the notes.

The investment notes do not have the benefit of extensive covenants. The covenants in the indenture are not designed to protect your investment if there is a material adverse change in our financial condition or results of operations. For example, the indenture does not contain any restrictions on our ability to create or incur senior indebtedness or other indebtedness or to pay dividends or any financial covenants (such as a fixed charge coverage or minimum net worth covenants) to help ensure our ability to pay interest and principal on the investment notes. The indenture does not contain provisions that permit note holders to require that we redeem the notes if there is a takeover, recapitalization or similar restructuring. In addition, the indenture does not contain covenants specifically designed to protect note holders if we engage in a highly leveraged transaction.

Almost all of our loan customers are active-duty military or federal government employees who could be instructed not to do business with MBD or us, or access to the Government Allotment System could be denied.

When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level determine one or more of MBD’s loan production offices or its Internet site to be off limits, MBD and we would be unable to do new business with the potential customers they command or supervise. Additionally, approximately 60% of our borrowers make their monthly loan payments through the Government Allotment System. Military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing the credit risk of loans we own. Without access to sufficient new customers or to the Government Allotment System, we may be forced to discontinue lending and liquidate our portfolio of military loans and retail installment contracts.

Our profitability and future growth depend on our continued access to financing from sources such as banks.

The profitability and growth of our business and our ability to purchase loans currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future. Our bank debt is comprised of individual loans from banks, which are a party to our Senior Lending Agreement. This Senior Lending Agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. No bank has an obligation to make any additional future loans to us. As of September 30, 2007, we could request up to $27.6 million in additional funds pursuant to the terms of the Amended and Restated Senior Lending Agreement signed May 31, 2007 and to remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. If we are unable to renew or replace the bank debt or find alternative financing at reasonable rates, we may be forced to liquidate. If we are forced to liquidate, there can be no assurance that we will be able to pay the interest and principal on the investment notes.

If a customer leaves the military prior to repaying the military loan, there is an increased risk that loan will not be repaid.

The terms of repayment on the loans we purchase are generally structured so the entire loan amount is repaid prior to the customer’s estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur which result in our loan not being repaid prior to the customer’s departure from the military, there is an increased chance that our loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. As of September 30, 2007, we had approximately 4,100 customers who separated from the military prior to repaying their loan and who in the aggregate owed us approximately $8.5 million. Based on historical charge-off models, management believes this could result in approximately $4.9 million in charge-offs. If that amount increases or the number of customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs will increase. This will have a materially adverse effect on our business, cash flow, results of operations and financial condition.

The laws and regulations of the Nevada insurance authority may restrict our reinsurance subsidiary’s ability to distribute available cash to us.

The operations of our wholly-owned reinsurance subsidiary are subject to the laws and regulations of the insurance authority in the State of Nevada. Among other things, these laws and regulations place restrictions on the amount of dividends that the reinsurance subsidiary can pay us and requires us to maintain a certain capital structure. As of September 30, 2007, the reinsurance subsidiary had the ability to pay us up to $1,438,682 in dividends pursuant to these laws and regulations. If the reinsurance subsidiary does not continue to satisfy these requirements, it may be prohibited from distributing available cash to us, which may in turn impair our ability to pay interest and principal on the investment notes.

We have limited restrictions on the payments we may make to our parent, MCFC. Our ability to disperse our working capital could diminish our ability to pay interest and principal on the investment notes.

As of September 30, 2007, our sole shareholder, MCFC, owned the outstanding share of our common stock. Accordingly, MCFC will be able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the investment notes. The Senior Lending Agreement, among other things, limits the amounts that we can pay to MCFC each year. In fiscal 2007, the Senior Lending Agreement prohibits us from paying MCFC more than $700,000 for strategic planning services, professional services, product identification and branding and service charges. Other than the covenants contained in the Senior Lending Agreement, there are no other contractual or regulatory limits on the amounts we can pay to our parent or other affiliates.

Loss of key officers could have an adverse effect on our operations.

The loss of certain key personnel could adversely affect our operations. Our success depends in large part on the retention of a limited number of key persons, including: Thomas H. Holcom, Jr., the Chief Executive Officer, Joe B. Freeman, the Chief Operating Officer and Laura V. Stack, the Chief Financial Officer. Each of these key personnel also has a key role with MBD and the loss of one or more such persons will likely have a materially adverse impact on us and could cause us to undergo a difficult transition period.

ITEM 2.	PROPERTIES

As of June 1, 2007 we do not own any property.

As part of the Transaction, we issued a dividend of a portion of our business operations to MCFC who subsequently contributed it to MCB. This dividend and contribution included our leases on furniture, equipment and other personal property which are now owned by MBD.

ITEM 3.	LEGAL PROCEEDINGS

We are currently involved in various litigation matters in the ordinary course of business. Other than as described below, we are not currently involved in any litigation or other proceedings that we expect, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations and cash flow.

Prior to June 1, 2007, we were involved in the two matters that were subsequently settled in September, 2007 and did not have a material adverse effect on our financial condition, results of operations and cash flow.

In May 2006, the State of California demanded that two of our subsidiaries, Pioneer Military Lending, Inc., (“PMLI”), and Pioneer Military Lending of Nevada, Inc., (“PML-Nevada”), either cease making loans to non-resident military borrowers stationed in California or become licensed under California lending laws. On June 28, 2006, PMLI, and PML-Nevada, filed a suit in the U.S. District Court, E. D., Cal., which sought a determination that the Company and its affiliates were not subject to California lending laws and licensing requirements. On September 20, 2007, the parties to this action entered into a Settlement Agreement and Release under which each party agreed to dismiss with prejudice the action and fully release all claims asserted by either party in connection with this action. This action was dismissed with prejudice on September 26, 2007.

In 2003, the State of Florida claimed that a subsidiary of ours, Pioneer Military Lending of Georgia, Inc. (“PMLG”), failed to apply Florida lending laws in connection with 216 loans that were made by PMLG to non-resident military borrowers stationed in Florida, between December 2001 and March 2003. On April 29, 2005, PMLG filed a suit in the U.S. District Court, N. D., Fla., which sought a determination that the Company and its affiliates were not subject to Florida lending laws and licensing requirements. On September 14, 2007, the parties to this action entered into a Settlement Agreement and Release under which each party agreed to fully release the other, and to dismiss the action with prejudice. The parties also entered into an Assurance of Voluntary Compliance on September 14, 2007, under which we agreed that we will not operate any facility in Florida which makes loans or assists in making loans to persons who are located in Florida unless we become licensed to do so in Florida. This action was dismissed with prejudice on September 24, 2007. Nothing in the settlement restricts the activities of MBD in any way.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

All of our outstanding common stock is held by MCFC and, accordingly, there is no established public trading market for it. We have not sold or repurchased any of our common stock since the Transaction. Prior to June 1, 2007, we declared dividends per share of $583.60 and $67.10 for the period ending May 31, 2007, and our fiscal year ending 2006, respectively, to our former shareholder, PFI. Our ability to pay dividends is limited by the terms and conditions of our senior lending agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations --Liquidity--Senior Indebtedness.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this report and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The data as of, and for the periods ended September 30 and May 31, 2007, and fiscal years ended September 30, 2006, 2005, 2004, and 2003 has been derived from our audited consolidated financial statements and related notes.

	Successor	Predecessor
	As of and for the Period from June 1 – Sept 30	As of and for the Period from Oct 1 – May 31	As of and for the Years Ended September 30,
	2007	2007	2006	2005	2004	2003
		(dollars in thousands, except per share amounts)
Consolidated Balance Sheet Data:
Total finance receivables	$279,778	$283,438	$276,817	$256,890	$206,321	$172,780
Allowance for credit losses	$(21,639)	$(23,326)	$(16,106)	$(14,002)	$(11,241)	$(9,221)
Total assets	$308,687	$275,096	$268,462	$247,340	$198,272	$165,842
Senior indebtedness:
Revolving lines of credit (1)	$15,463	$15,599	$13,285	$15,624	$15,234	$12,293
Amortizing term notes	$168,929	$175,524	$170,533	$163,973	$121,912	$99,471
Investment notes	$36,074	$35,612	$33,793	$25,125	$23,222	$21,437
Total equity	$81,571	$32,045	$39,010	$32,072	$25,894	$20,756
Consolidated Statement of Operations Data:
Revenue:
Interest income and fees	$25,319	$53,171	$73,065	$63,182	$54,059	$50,003
Interest expense	5,498	10,547	14,249	10,995	9,063	9,325
Net interest income before provision for loan losses	$19,821	$42,624	$58,816	$52,187	$44,996	$40,678
Provision for credit losses	11,368	21,101	18,276	13,044	10,588	12,168
Net interest income	$8,453	$21,523	$40,540	$39,143	$34,408	$28,510
Insurance premiums and commissions	1,493	3,313	3,375	4,922	5,120	5,288
Other income, fees and commissions	2	1,121	1,201	1,250	1,696	1,646
Net non-interest income	1,495	4,434	4,576	6,172	6,816	6,934
Non-interest expense	11,241	20,989	32,403	34,272	32,101	29,325
(Loss) income before income taxes	(1,293)	4,968	12,713	11,043	9,123	6,119
(Benefit from) provision for income taxes	(471)	1,933	4,614	3,875	3,136	2,139
Net (loss) income	$(822)	$3,035	$8,099	$7,168	$5,987	$3,980

Net (loss) income per share:
Basic and diluted (2)	$(822,811.65)	$177.12	$472.62	$418.30	$349.43	$232.25
Cash dividends per common share	$—	$583.60	$67.10	$58.40	$49.61	$31.75

(1) Includes debt to our parent under a revolving line of credit of $1.4 million, $1.7 million, $2.6 million and $1.7 million.

as of September 30, 2006, 2005, 2004 and 2003, respectively.

(2) Number of shares outstanding is one and 17,136 in the successor and predecessor period, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We purchase consumer loans, on a worldwide basis, made exclusively to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We purchase primarily from two different types of sources. Our largest source of military loans is MBD, an affiliate who originates direct loans through a network of loan production offices and via the Internet; military families use these loan proceeds to purchase goods and services. We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We plan to hold these military loans and retail installment contracts until repaid.

Finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants. All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. The size of the average finance receivable at origination was approximately $3,473 during fiscal year 2007. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history, which may not allow them to build relationships with these sources.

Improvement of our profitability is dependent upon the growth in amount of finance receivables we are able to acquire from MBD and retail merchants and the maintenance of loan quality.

Sources of Income

We obtain revenues primarily from interest earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased. We also earn revenues from credit reinsurance premiums. For purposes of the following discussion, “revenues” means the sum of our finance income and reinsurance premiums.

Prior to June 1, 2007, our revenues and resulting income came from interest income derived from direct consumer lending (“military loans”) and retail installment contracts, sale of credit insurance products, credit reinsurance premiums, and commissions earned on the sale of ancillary products and services.

Finance Income. Finance income consists of interest and origination revenue earned on the military loans and retail installment contracts we own (referred to throughout individually as “loan” or collectively as “loans” or “finance receivables”). Our interest revenue is based on the risk adjusted interest rates charged customers for loans that we purchase. Interest rates vary from loan to loan based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated. Prior to June 1, 2007, we also earned fee income from these loans. Finance income comprised approximately 93.0% of our total revenues in fiscal 2007.

Credit Insurance Commissions. Prior to June 1, 2007, we offered payment protection plans in the form of credit life and credit accident and health insurance to be purchased at the customers’ discretion. These commissions were recognized ratably over the life of the policy. Credit insurance commission’s income comprised approximately 1.75% of our total revenues on fiscal 2007. As of June 1, we no longer sell these policies and have no commission income.

Credit Reinsurance Premiums. We have a wholly-owned insurance subsidiary that reinsures substantially all of the credit life, credit accident and health insurance sold by us and MBD. Our subsidiary assumes these reinsurance policies on behalf of an unaffiliated insurance company, providing us with an additional source of revenue. Net credit reinsurance premiums comprised approximately 3.9% of our total revenues in fiscal 2007.

Ancillary Products and Services. Prior to June 1, 2007, we also sold non-loan related products and services, including roadside assistance programs and discount cards. Our revenues from the sale of these products and services consisted of commissions paid by an unaffiliated company. These sales commissions comprised approximately 1.3% of our total revenues in fiscal 2007. We discontinued the selling of ancillary products and services as of June 1, 2007.

Finance Receivables

Our finance receivables are comprised of loans previously originated or purchased from MBD (collectively referred to below as “military loans”) and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	Successor	Predecessor
	As of and for	As of and for
	the Period from	the Period from	As of and for the Years Ended September 30,
	June 1 – Sept 30	Oct 1 – May 31
	2007	2007	2006	2005	2004	2003
		(dollars in thousands, except per share amounts)
Finance Receivables:
Total finance receivables balance	$279,778	$283,438	$276,817	$256,890	$206,321	$172,780
Average note balance	$2,695	$2,712	$2,673	$2,622	$2,499	$2,205
Total interest income and fees	$25,319	$53,171	$73,065	$63,182	$54,059	$50,003
Total number of notes	103,808	104,502	103,551	97,958	82,565	78,364

Military Loans:
Total military receivables	$260,540	$262,222	$254,979	$233,363	$184,479	$153,787
Percent of total finance receivables	93.12%	92.51%	92.11%	90.84%	89.41%	89.01%
Average note balance	$2,779	$2,805	$2,788	$2,717	$2,554	$2,219
Number of notes	93,752	93,491	91,443	85,887	72,242	69,291

Retail Installment Contracts:
Total retail installment contract receivables	$19,238	$21,216	$21,838	$23,527	$21,842	$18,993
Percent of total finance receivables	6.88%	7.49%	7.89%	9.16%	10.59%	10.99%
Average note balance	$1,913	$1,927	$1,803	$1,949	$2,116	2,093
Number of notes	10,056	11,011	12,109	12,071	10,323	9,073

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds. Some states and federal statutes regulate the interest rates that may be charged to our customers. In addition, competitive market conditions also impact the interest rates .

Our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our cost of funds. General inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in cost of funds. Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability. The following table presents a five-year history of important data relating to our net interest margin as of, and for the periods ended September 30 and May 31, 2007, and the years ended September 30, 2006, 2005, 2004, and 2003:

	Successor	Predecessor
	As of and for the Period from June 1 – Sept 30	As of and for the Period from Oct 1 – May 31	As of and for the Years Ended September 30,
	2007	2007	2006	2005	2004	2003
		(dollars in thousands)
Total finance receivables
balance	$279,778	$283,438	$276,817	$256,890	$206,321	$172,780
Average total finance
receivables (1)	$277,243	$282,519	$271,765	$231,334	$188,480	$171,583
Average interest bearing
liabilities (1)	$221,860	$223,130	$214,541	$178,881	$144,179	$131,483
Total interest income
and fees	$25,319	$53,171	$73,065	$63,182	$54,059	$50,003
Total interest expense	$5,498	$10,547	$14,249	$10,995	$9,063	$9,325

(1) Averages are computed using month-end balances.

Results of Operations

Our accounting for the Transaction follows the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J, and Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which require that purchase accounting treatment of the Transaction be “pushed down,” resulting in the adjustment of all of our net assets to their respective fair values as of the Transaction date. Although we continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, our consolidated financial statements are presented for two periods:  Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. We have prepared our discussion of the results of operations by comparing the mathematical combination of the Predecessor Period from October 1, 2006 to May 31, 2007, and the Successor Period from June 1, 2007 to September 30, 2007 to the entire fiscal year ending September 30, 2006. We refer to the twelve months ended September 30, 2007 as the 2007 Combined Period. Although this presentation does not comply with generally accepted accounting principles “(GAAP)”, we believe the combination of the 2007 periods provides a meaningful comparison to the 2006 and 2005 periods. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

There are significant differences in the way we operated in the Predecessor Period to the Successor Period. Certain fees and revenue we earned in the Predecessor Period are not collected in the Successor Period from our loans. We are outsourcing origination of military loans and servicing of all loans and pay a fee to MBD in the Successor Period for these activities. Our expenses include amortization of our intangible assets in the Successor Period pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. While comparisons to prior periods are relevant, these changes have an effect on our financial condition, results of operations and cash flow.

The following table sets forth the amounts from our consolidated statements of operations for both the 2007 Predecessor Period and 2007 Successor Period and arrives at the combined results of operations for the twelve months ended September 30, 2007:

	Successor Period From June 1 – Sept 30	Predecessor Period From Oct 1 – May 31	Combined Period From Oct 1 – Sept 30
	2007	2007	2007

Interest Income and Fees	$25,319,478	$53,170,947	$78,490,425

Interest Expense	5,497,551	10,546,509	16,044,060

Net interest income before provision for loan losses	19,821,927	42,624,438	62,446,365
Provision for loan losses	11,368,272	21,101,441	32,469,713
Net Interest Income	8,453,655	21,522,997	29,976,652

Noninterest Income:
Insurance premiums and commissions earned, net	1,492,782	3,313,121	4,805,903
Other	1,779	1,120,964	1,122,743
Total noninterest income	1,494,561	4,434,085	5,928,646

Noninterest Expense:
Compensation and benefits	179,139	11,596,665	11,775,804
Management and record keeping services fee	8,676,418	—	8,676,418
Occupancy and equipment	103,925	2,807,135	2,911,060
Advertising	19,598	1,538,223	1,557,821
Professional and regulatory fees	86,773	1,445,539	1,532,312
Data processing	3,989	162,185	166,174
Amortization of intangibles	2,049,000	—	2,049,000
Other operating expenses	122,631	3,439,521	3,562,152
Total noninterest expense	11,241,473	20,989,268	32,230,741

(Loss) income before income taxes	(1,293,257)	4,967,814	3,674,557
(Benefit from) provision for income taxes	(470,445)	1,932,729	1,462,284
Net (loss) income	$(822,812)	$3,035,085	$2,212,273

September 30, 2007 Combined Period Compared to Year Ended September 30, 2006.

Total Finance Receivables. Our total finance receivables increased 1.0% during the 2007 Combined Period to $279.8 million on September 30, 2007 from $276.8 million on September 30, 2006. Our loans acquired and originated were higher in the 2007 Combined Period compared to fiscal 2006. This increase to our finance receivables was offset due to a change in our charge-off policy in connection with the Transaction, which resulted in an additional $4.5 million reduction in our finance receivables. In the predecessor period, we charged-off our loans when management deemed them to be uncollectible through normal collections procedures or 270 days past due on a recency basis. Immediately subsequent to the Transaction, we changed our charge-off methodology to 180 days recency delinquent (rather than 270 days) to conform to the methodology utilized by MCFC and its subsidiaries.

Total Interest Income and Fees. Total interest income and fees in the 2007 Combined Period increased to $78.5 million from $73.1 million in fiscal 2006, an increase of $5.4 million or 7.4%. This increase is primarily due to a 3.4% growth in our average finance receivables from $271.8 million for fiscal 2006 to $281.1 million in the 2007 Combined Period.

Interest Expense. Interest expense in the 2007 Combined Period increased to $16.0 million from $14.2 million in fiscal 2006, an increase of $1.8 million or 12.7%. While our average interest bearing liabilities increased by $7.2 million or 3.3% during the 2007 Combined Period, we experienced higher interest expense on these borrowings due to the increases in market interest rates affecting our borrowings over the past 12 – 24 months. The weighted average interest rate on our debt increased to 7.3% in the 2007 Combined Period from 6.6% in fiscal 2006.

Provision for Credit Losses. Provision for credit losses in the 2007 Combined Period increased to $32.5 million from $18.3 million in fiscal 2006, an increase of $14.2 million or 77.7%. Approximately $4.5 million of this increase is due to a change in our charge-off methodology. See “-Delinquency Experience.” The remaining increase is primarily due to more frequent and longer term deployments in the military market, as well as other current economic conditions. See “Item 1A. Risk Factors—If a large number of borrowers are wounded in combat, our profits may be adversely affected” and “Item 1A. Risk Factors—If a customer leaves the military prior to repaying the loans, there is an increased risk that loans will not be repaid.”

Noninterest Income. Total noninterest income in the 2007 Combined Period increased to $5.9 million from $4.6 million in fiscal 2006, an increase of $1.3 million or 29.5%. This is a result of insurance premiums and commissions which increased in 2007 Combined Period to $4.8 million from $3.4 million in fiscal 2006, an increase of $1.4 million or 41.2%. This increase is related to additional premiums assumed.

Noninterest Expenses. Noninterest expenses in the 2007 Combined Period remained consistent at $32.3 million compared to $32.4 million in fiscal 2006, a decrease of $.1 million or .5%. As a result of the Transaction and the reorganization of our business operations, we now pay MBD a management and record keeping fee . Our total noninterest expenses, including the four months of fees paid to MBD, are approximately $2.1 million lower than fiscal year 2006 noninterest expenses. This decrease was offset by the amortization expenses for our intangible assets of approximately $2.0 million for the four months ending September 30, 2007, successor period.

Net Income. In the 2007 Combined Period, income before income taxes was $3.7 million and net income was $2.2 million as compared to fiscal 2006 income before income taxes of $12.7 million and net income of $8.1 million.

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005.

Finance Receivables. Our aggregate finance receivables grew 7.7% during fiscal 2006 to $276.8 million on September 30, 2006 from $256.9 on September 30, 2005. This growth was due primarily to increases in finance receivables from our Internet operations, which receivables grew by more than $29.7 million or 22.2% from $134.1 million in fiscal 2005 to $163.8 million in fiscal 2006.

Total Revenues. Total revenues in fiscal 2006 increased to $77.6 million from $69.4 million in fiscal 2005, an increase of $8.2 million or 11.8%. These revenues consisted of:

●

Finance income in fiscal 2006 increased to $73.1 million from $63.2 million in fiscal 2005, an increase of $9.9 million or 15.7%. Average finance receivables increased 18.4% during 2006. The increase in finance receivables was primarily attributable to an increase in our loan originations and our average loan size due to the higher credit worthiness of customers with higher military rank.

●

Insurance premium and commission revenues in fiscal 2006 decreased to $3.4 million from $4.9 million in fiscal 2005, a decrease of $1.5 million or 30.6%. This decline was due to a reduced number of policies reinsured with our subsidiary by an unaffiliated insurance carrier over the course of the year.

Provision for Credit Losses. Provision for credit losses in fiscal 2006 increased to $18.3 million from $13.0 million in fiscal 2005, an increase of $5.3 million or 40.8%. As the average direct loan portfolio grew by 19.7%, the net charge-offs incurred in connection with these finance receivables in fiscal 2006 also increased to $16.1 million from $10.3 million in fiscal 2005, an increase of $5.8 million or 56.3%. Net charge-offs were 6.1% of the average finance receivable balance for fiscal 2006 compared to 4.6% in fiscal 2005. Finance receivable balances 60 days or more past due as a percentage of finance receivables was approximately 5.4% at September 30, 2006, compared to 4.8% at September 30, 2005. Our allowance for credit losses at September 30, 2006 increased to $16.1 million from $14.0 million at September 30, 2005, an increase of $2.1 million or 15.0%. This increase reflects the 8.6% growth in aggregate finance receivables during fiscal 2006, general economic factors affecting customers’ ability to repay their loans, the increase in customers leaving the military prior to repaying their loan and continuing concern regarding the uncertainty surrounding Middle East hostilities. If this situation were to continue to result in a protracted war, the involvement of the military personnel in armed hostilities may increase payment delinquencies and charge-offs. See “Item 1A. Risk Factors—If a large number of borrowers are wounded in combat, our profits may be adversely affected” and “Item 1A. Risk Factors—If a customer leaves the military prior to repaying the loan, there is an increased risk that the loan will not be repaid.”

Interest Expense. Interest expense in fiscal 2006 increased to $14.2 million from $11.0 million in fiscal 2005, an increase of $3.2 million or 29.1%. While average interest bearing liabilities increased by $35.7 million or 19.9% during fiscal 2006, we experienced additional expense due to the increases in market interest rates affecting our borrowings over the past 12 – 24 months. The weighted average interest rate on our debt decreased to 6.6% in fiscal 2006 from 6.1% in fiscal 2005.

Operating Expenses. Operating expenses in fiscal 2006 decreased to $32.4 million from $34.3 million in fiscal 2005, a decrease of $1.9 million or 5.5%. This decrease was primarily due to a decrease in employment costs for technology and other professionals needed last year during the conversion to our new integrated lending system.

Net Income. In fiscal 2006, income before income taxes was $12.7 million and net income was $8.1 million as compared to fiscal 2005 income before income taxes of $11.0 million and net income of $7.2 million.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal. Our servicer, MBD, under our supervision, analyzes our delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days after the last full payment. We rarely grant extensions or deferments, or allow account revision, rewriting, renewal or rescheduling in order to bring otherwise delinquent accounts current.

Prior to June 1, 2007, finance receivables were charged-off when management deemed them to be uncollectible through normal collection procedures on or before they become 270 days past due or earlier. Our senior lending agreement, as amended and restated on May 31, 2007, requires us to charge-off finance receivables if they are 270 days past due or earlier.

In connection with the Transaction, we changed our charge-off methodology to coordinate it with MCFC’s charge-off methodology after June 1, 2007. Accordingly, we now charge-off finance receivables at 180 days past due or earlier if management deems it appropriate.

The following sets forth a pro-forma analysis of the five-year history of our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for finance receivables. Predecessor Period information has been adjusted to reflect finance receivable balances that would have been delinquent under the current 180 day charge-off policy methodology.

	Successor	Predecessor
	As of September 30,	As of May 31,	As of and for the Years Ended September 30,
Pro-Forma	2007	2007	2006	2005	2004	2003
		(dollars in thousands)
Total finance receivables	$279,778	$278,038	$271,866	$253,895	$205,079	$171,598
Total finance receivables balances	$11,693	$11,204	$11,243	$10,823	$5,504	$4,303
60 days or more past due
Total finance receivables balances 60	4.18%	4.03%	4.14%	4.26%	2.68%	2.51%
days or more past due as a percent
of total finance receivables

The following sets forth the actual five-year history of our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for finance receivables. As a result of the change in our charge-off methodology, our Total finance receivables balances 60 days or more past due as a percent of Total finance receivables appears more favorable in the Successor Period when we charge-off no later than 180 days delinquent compared to the Predecessor Periods when we charged off no later than 270 days past due.

	Successor	Predecessor
	As of September 30,	As of May 31,	As of and for the Years Ended September 30,
	2007	2007	2006	2005	2004	2003
		(dollars in thousands)
Total finance receivables	$279,778	$283,438	$276,817	$256,890	$206,321	$172,780
Total finance receivables balances 60 days or more past due	$11,693	$16,604	$16,194	$13,818	$6,746	$5,485
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	4.18%	5.86%	5.85%	5.38%	3.27%	3.17%

Credit Loss Experience and Provision for Credit Losses

General. The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. We utilize a statistical model based on potential credit risk trends incorporating both historical and prospective factors to estimate losses. These results and management’s judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See “Item 1A. Risk Factors—If a customer leaves the military prior to repaying loans, there is an increased risk loans will not be repaid.”

Military Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Our primary sources of charge-offs occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments. Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When buying loans, however we, cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military. Nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. Another source of loss is when a customer declares bankruptcy. See “Item 7. — Nonearning Assets”.

In connection with the Transaction, we implemented a change in our charge-off methodology to charge-off loans no later than 180 days delinquent from 270 days delinquent, which resulted in a one-time charge-off of $4.5 million in June of 2007. This change increased our “Loans charged-off” in the Successor Period from $8.6 million to $13.1 million. The following table shows a five-year historical picture of net charge-offs on military loans and net charge-offs as a percentage of military loans:

	Successor	Predecessor
	As of and for the Period from June 1 – Sept 30	As of and for the Period from Oct 1 – May 31	As of and for the Years Ended September 30,
	2007	2007	2006	2005	2004	2003
		(dollars in thousands)
Military Loans:
Loans charged-off	$13,103	$13,936	$17,365	$11,730	$9,951	$10,287
Less recoveries	605	1,138	1,291	1,386	1,352	1,048
Net charge-offs	$12,498	$12,798	$16,074	$10,344	$8,599	$9,239
Average military receivables (1)	$258,206	$261,388	$248,966	$208,379	$168,286	$152,299
Percentage of net charge-offs to	14.52%	7.34%	6.46%	4.96%	5.11%	6.07%
average military receivables

(1) Averages are computed using month-end balances.

Retail Installment Contracts. Under some of our arrangements with retail merchant, we may withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased. The amounts withheld from a particular retail merchant are recorded in a specific reserve account. Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its specific reserve account. Upon the retail merchant’s request, and no more often than annually, we will pay the retail merchant the amount by which its specific reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant. Our allowance for credit losses is charged only to the extent that the loss on a retail installment contract exceeds the originating retail merchant’s specific reserve account at the time of the loss.

The following table shows a five-year historical picture of net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts:

	Successor	Predecessor
	As of and for the Period from June 1 – Sept 30	As of and for the Period from Oct 1 – May 31	As of and for the Years Ended September 30,
	2007	2007	2006	2005	2004	2003
		(dollars in thousands)
Retail Installment Contracts:
Contracts charged-off	$591	$1,137	$156	$12	$36	$83
Less recoveries	34	54	58	73	67	154
Net charge-offs	$557	$1,083	$98	$(61)	$(31)	$(71)
Average retail installment contact receivables (1)	$19,037	$21,131	$22,799	$22,955	$20,194	$19,284
Percentage of net charge-offs to retail installment contract receivables	8.78%	7.69%	0.43%	(0.27)%	(0.15)%	(0.37)%

(1) Averages are computed using month-end balances.

Allowance for Credit Losses. The following table sets forth the five-year history of our allowance for credit losses:

	Successor	Predecessor
	As of and for the	As of and for the
	Period from	Period from	As of and for the Years Ended September 30,
	June 1 - Sept 30	Oct 1 - May 31
	2007	2007	2006	2005	2004	2003
		(dollars in thousands)
Average total finance receivables (1)	$277,243	$282,519	$271,765	$231,334	$188,480	$171,583
Provision for credit losses	$11,368	$21,101	$18,276	$13,044	$10,588	$12,168
Net charge-offs	$13,056	$13,881	$16,172	$10,283	$8,568	$9,168
Net charge-offs as a percentage of	14.13%	7.37%	5.95%	4.45%	4.55%	5.34%
average total finance receivables
Allowance for credit losses	$21,639	$23,326	$16,106	$14,002	$11,241	$9,221
Allowance as a percentage of	7.81%	8.26%	5.93%	6.05%	5.96%	5.37%
average total finance receivables

(1) Averages are computed using month-end balances.

In March 2007, we began experiencing an increase in our net charge-offs compared to prior years. This increase was due in part to the more frequent and longer term deployments our military customers are experiencing, as well as other current economic conditions. As a result, management increased the allowance for credit losses as there were more losses in our loan portfolio. Charge-offs continued to increase throughout 2007 and significantly increased beginning in June 2007 as a result of the general economic conditions and continued deployment fatigue of borrowers. In connection with the Transaction, we reanalyzed our charge-off results and our allowance for credit losses in an effort to accommodate these increases in charge-offs and resulting losses.

In addition, in June 2007, we took a one-time charge-off of $4.5 million when we implemented the change in our charge-off methodology to follow MCFC’s methodology in connection with the Transaction. The result of this one-time charge-off of loans reduced the number of delinquent loans in our portfolio. As a result management reduced the allowance for credit losses from $23.3 million at the end of May 2007 to $21.6 million at the end of September 2007.

The following table sets forth history of the components of our allowance for credit losses:

	Successor	Predecessor
	As of and for the	As of and for the
	Period from	Period from	As of and for the Years Ended September 30,
	June 1 - Sept 30	Oct 1 - May 31
	2007	2007	2006	2005	2004	2003
		(dollars in thousands)
Balance, beginning of period	$23,326	$16,106	$14,002	$11,241	$9,221	$6,221
Charge-offs:
Loans charged-off	(13,694)	(15,073)	(17,521)	(11,742)	(9,987)	(10,370)
Recoveries	639	1,192	1,349	1,459	1,419	1,202
Net charge-offs	(13,055)	(13,881)	(16,172)	(10,283)	(8,568)	(9,168)
Provision for credit losses	11,368	21,101	18,276	13,044	10,588	12,168
Balance, end of period	$21,639	$23,326	$16,106	$14,002	$11,241	$9,221

Nonearning Assets

In the Predecessor Period, accrual of interest income is suspended when a payment has not been received for 60 days or more, and the interest due exceeds an amount equal to 60 days of interest charges. The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received. In the Successor Period, we increased our income suspension period to 90 days to conform to that of MCFC. The impact of this change was immaterial to our overall financial statements.

Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 90 days.

Loan Acquisition / Origination

Asset growth is the most important factor in determining our future revenues. We are dependent upon MBD and retail merchants to increase their originations for our future growth. For the 2007 Combined Period, loan originations by us and purchased from MBD and retail merchants increased to $300.6 million from $289.0 million in fiscal 2006, an increase of $11.6 million or 4.0%. See “Item 1: Business—General”.

The following table sets forth the five-year history of overall loan acquisitions / originations and lending activities:

	Successor	Predecessor
	For the Period	For the Period	As of and for the Years Ended September 30,
	from	from
	June 1 – Sept 30	Oct 1 – May 31
	2007	2007	2006	2005	2004	2003
		(dollars in thousands, except for average note amounts)
Total Loans Acquired/Originated:
Gross balance	$100,068	$200,552	$288,995	$299,984	$237,381	$188,464
Number of finance receivable notes	29,421	57,139	82,779	87,337	71,713	59,670
Average note amount	$3,401	$3,510	$3,491	$3,435	$3,310	$3,158

Military Loans:
Gross balance	$95,314	$188,843	$269,231	$277,524	$217,391	$173,013
Number of finance receivable notes	27,727	53,198	75,961	79,615	64,939	55,075
Average note amount	$3,438	$3,550	$3,544	$3,486	$3,348	$3,141

Retail Installment Contracts:
Gross balance	$4,754	$11,709	$19,764	$22,460	$19,990	$15,451
Number of finance receivable notes	1,694	3,941	6,818	7,722	6,774	4,595
Average note amount	$2,806	$2,971	$2,899	$2,909	$2,951	$3,363

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry. Our principal use of cash is to purchase military loans and retail installment contracts. We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and operations, and the cash generated from loan repayments and operations. This amount is generally cash used in investing activities. Cash used in investing activities in the 2007 Combined Period was approximately $100.5 million, respectively, which was funded from operating activities of $39.4 million and $63.2 million from financing activities. The increase in our cash used in investing activities and provided by financing activities is primarily attributable to the Transaction. Cash used in investing activities in fiscal 2006 was approximately $36.4 million, which were funded from $25.0 million of cash from operating activities and $11.2 million from financing activities. Prior to June 1, 2007, financing activities primarily consisted of borrowings and repayments relating to bank debt, an unsecured revolving credit line from our parent, investment notes and dividends. We have not sold any investment notes since December 31, 2006. In the successor period, financing activities primarily consist of borrowing and repayments relating to our Senior Lending Agreement. We anticipate that our cash inflow from operations and borrowings under our Senior Lending Agreement will be adequate to meet our cash outflows to fund anticipated growth in finance receivables, operating expenses, repayment of indebtedness, and planned capital expenditures.

Senior Indebtedness. Our Senior Lending Agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. On May 31, 2007, in connection with the Transaction, we entered into an Amended and Restated Senior Lending Agreement with certain lenders (“Senior Lending Agreement”). The Senior Lending Agreement replaces and supersedes the Amended and Restated Senior Lending Agreement among us and certain lenders which was entered into on October 1, 2003 (“Original Senior Lending Agreement”). However, any currently outstanding loans under the Original Senior Lending Agreement continue to be outstanding and are subject to the terms of the Original Senior Lending Agreement and related notes.

A brief description of the material terms of the Senior Lending Agreement is set forth below. Such description is subject in its entirety to the actual terms of the Senior Lending Agreement which is filed with the Current Report on Form 8-

K (report date May 31, 2007) as Exhibit 4.1 and incorporated by reference herein. Generally, the terms of the Senior Lending Agreement are similar to the terms of the Original Senior Lending Agreement.

The Senior Lending Agreement requires each lender that is a party to the Senior Lending Agreement to deliver to us a written indication that it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of December 31, 2007, we have 12 banks that provide $326 million in fundings. In connection with the Transaction, two banks indicated in writing that they were no longer interested in continuing to participate in fundings. Since that time, two banks have increased the amount they are willing to fund to us and we have added two new banks. We are also in discussions with other lenders and believe that it is reasonably likely one or more of these lenders will join the Senior Lending Agreement.

If a lender were to elect not to participate in future fundings, any existing borrowings from that lender under the revolving credit line would be payable in 12 equal monthly installments. We anticipate that we would repay that amount through borrowings from other lenders participating in the Senior Lending Agreement. Any existing borrowings under amortizing notes from the lender electing not to participate would be repayable according to their original terms. Currently, we limit the amount we borrow from any one lender to $35 million. This limitation lessens our dependence on any one lender and the potential effect on our operations and liquidity if that lender elects not to participate in future financing.

As of September 30, 2007, we could request up to $27.6 million in additional funds and remain in compliance with the terms of the Senior Lending Agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of September 30, 2007, we were in material compliance with all loan covenants. The initial term of the Senior Lending Agreement ends on October 1, 2008 and is automatically extended annually unless one of the parties objects to renewal by June 30 of each calendar year. In connection with borrowing under the Senior Lending Agreement, we are subject to certain financial and other restrictive covenants.

The Senior Lending Agreement gives us access to a revolving credit line and amortizing notes. The revolving credit line is payable upon demand in 12 equal monthly payments of principal and monthly payments of interest on the outstanding principal on the tenth day of each month. As of September 30, 2007, the outstanding balance of the amortizing notes was approximately $169.3 million, with interest rates fixed at 270 basis points over the ninety day moving average of like-term Treasury Notes (as defined in the Senior Lending Agreement) at the time the amortizing notes were issued. All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.

The aggregate maximum principal amount of Senior Debt set forth in Credit Facility Letters (as such terms are defined in the Senior Lending Agreement) issued annually by all participating lenders may not be increased by more than 10% in any year without the prior written consent of the Required Banks (as defined in the Senior Lending Agreement). Approval of the addition of a new lender or financial institution by the Required Banks constitutes approval of an increase in the principal amount of Senior Debt by the amount of credit which such new lender or financial institution has indicated it may make available to us and which has been disclosed to the participating lenders.

Substantially all of our assets secure this debt. The Senior Lending Agreement also limits, among other things, our ability to (1) incur additional debt from the lenders that are party to the agreement beyond that allowed by specific financial ratios and tests, (2) pay dividends, (3) make certain other restricted payments, (4) consummate certain asset sales and dispositions, (5) merge or consolidate with any other person, and (6) incur additional debt for borrowed money. Under the Senior Lending Agreement, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. We will always report our financial position and results of operations in accordance with Generally Accepted Accounting Principles (“GAAP”). If any of these ratios and tests would require that we deviate from GAAP, we would request an amendment to the Senior Lending Agreement. In part, these include: (a) an Allowance for Credit Losses (as defined in the Senior Lending Agreement) equal to or greater than the Allowance for Credit Losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 3.0% of Consolidated Net Receivables (as defined in the Senior Lending Agreement), (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the Senior Lending Agreement) as of the end of each quarter of not greater than 4.75 to 1.00, and (c) a Senior Indebtedness to Consolidated Net Receivable Ratio (as defined in the Senior Lending Agreement, as amended) as of the end of each quarter of no more than 80.0%. We are also required to maintain a Consolidated Total Required Capital (as defined in the Senior Lending Agreement) of at least $60.0 million plus 50.0% of the cumulative positive net income earned by us during each of their fiscal years ending after September 30, 2006. Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year shall also be added to Consolidated Total Required Capital and may not be distributed as a dividend or otherwise. No part of the Consolidated Total Required Capital calculated as of May 31, 2007 in excess of $60 million may be distributed as a dividend.

We may not make any payment outside the LSMS to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $700,000 plus reimbursable expenses. Such amount may be increased on each anniversary of the Senior Lending Agreement by the percentage increase in the Consumer Price Index published by the United States Bureau of Labor for the calendar year then most recently ended. Except as required by law and as stated in the LSMS, we may not stop purchasing military loans from MBD unless the Required Banks (as defined in the Senior Lending Agreement) consent to such action. The breach of any of these covenants or other terms of the Senior Lending Agreement could result in a default under the Senior Lending Agreement. If we breach certain financial covenants under the Senior Lending Agreement, the banks would have the right to receive 80.0% of all payments we receive on our military loans and retail installment contracts. In addition, if a default occurs the lenders could seek to declare all amounts outstanding under the Senior Lending Agreement, together with accrued and unpaid interest, to be immediately due and payable. As of September 30, 2007, we were in compliance with all loan covenants.

Senior Indebtedness Table. The following table sets forth a five-year history of the total borrowings and availability under the Senior Lending Agreement and prior to June 1, 2007, and our revolving line from PFI consisted of:

	As of and for the Years Ending September 30,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Revolving Credit Line (1):
Total facility	$45,000	$49,559	$47,444	$36,363	$31,000
Balance at end of year	$15,463	$13,285	$15,624	$15,234	$12,293
Maximum available credit (3)	$29,537	$36,274	$31,820	$21,129	$18,707

Term Notes (2):
Total facility	$260,000	$225,000	$207,000	$167,000	$140,036
Balance at end of year	$169,345	$170,533	$163,973	$121,912	$99,471
Maximum available credit (3)	$116,100	$54,467	$43,027	$45,088	$40,565

Total Revolving and Term Notes (1)(2):
Total facility	$305,000	$274,559	$254,444	$203,363	$171,036
Balance at end of year	$184,808	$183,818	$179,597	$137,146	$111,764
Maximum available credit (3)	$145,637	$90,741	$74,847	$66,217	$59,273
Credit facility available (4)	$27,558	$31,019	$18,154	$21,579	$13,575
Percent utilization of the total facility	60.59%	66.95%	70.58%	67.44%	65.34%

(1)	Includes revolving credit line from our parent for years ending September 30, 2006, 2005, 2004 and 2003.
(2)	Includes 48-month amortizing term note.
(3)

Maximum available credit assuming proceeds in excess of the amounts shown below under “Credit Facility Available” are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%

(4)	Credit available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Notes Receivable Ratio of not more than 80%.

Outstanding Investment Notes. Prior to December 31, 2006, we funded certain capital and financial needs through the sale of investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of September 30, 2007, we had outstanding $35.3 million of these notes at a weighted average interest rate of 9.36%. We do not intend to issue any additional investment notes at this time.

Dividends From Subsidiaries. Our reinsurance subsidiary is subject to the laws and regulations of the state of Nevada which limit the amount of dividends our reinsurance subsidiary can pay to us and require us to maintain a certain capital structure. In the past, these regulations have not had a material impact on our reinsurance subsidiary or its ability to pay dividends to us. We do not expect these regulations will have a material impact on our business or the business of our reinsurance subsidiary in the future.

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. A significant and sustained increase in interest rates could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on military loans and retail installment contracts and interest rates paid under our senior lending agreement and investment notes. Inflation also may negatively affect our operating expenses.

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

Allowance for Credit Losses and Provision for Credit Losses. We consider our policy regarding the allowance and resulting provision for credit losses to be our most important accounting policy due to the significant degree of management judgment applied in establishing the allowance and the provision.

In fiscal year 2007, we enhanced our allowance and resulting provision for credit losses methodology due to the increase in our credit loss trends as well as changes in the current economic environment. This statistical model incorporates both historical and prospective estimates to better forecast potential credit risk trends to determine the appropriate amount of allowance for credit losses.

We have a credit committee that evaluates the finance receivable portfolio quarterly. Our portfolio consists of a large number of relatively small, homogenous accounts. No account is large enough to warrant individual evaluation for impairment. Our credit committee considers numerous qualitative and quantitative factors in estimating losses in our finance receivable portfolio, including the following:

●	Prior credit losses and recovery experience
●	Current economic conditions
●	Current finance receivable delinquency trends
●	Demographics of the current finance receivable portfolio

Our credit committee also uses several ratios to aid in the process of evaluating prior finance receivable loss and delinquency experience. Each ratio is useful, but each has its limitations. These ratios include:

●	Delinquency ratio – finance receivables 60 days or more past due as a percentage of finance receivables
●	Allowance ratio – allowance for finance receivable losses as a percentage of finance receivables
●	Charge-off ratio – net charge-offs as a percentage of the average of finance receivables at the beginning of each month during the period
●	Charge-off coverage – allowance for finance receivable losses to net charge-offs

In addition to these models, our credit committee exercises its judgment, based on each committee member’s experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. We consider this estimate to be a critical accounting estimate that affects its net income in total and the pretax operating income of our business. See “Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations—Credit Loss Experience and Provision for Credit Losses.”

Valuation of Goodwill and Intangibles. Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable assets. We have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill not be amortized over an estimated useful life, but rather be tested at least annually for impairment. Intangible assets other than goodwill, which are determined to have finite lives, continue to be amortized on straight-line or accelerated bases over their estimated useful lives. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Contractual Obligations

We have the following payment obligations under current financing and leasing arrangements as of September 30, 2007:

Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$ 204,635,789	$ 74,633,093	$ 105,934,775	$ 3,425,928	$ 20,641,993
Total contractual cash obligations	$ 204,635,789	$ 74,633,093	$ 105,934,775	$ 3,425,928	$ 20,641,993

Amount of Commitment Expiration Per Period
Other Commercial Commitments:	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Lines of credit	$ 15,463,000	$15,463,000	—	—	—

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

In July 2006, the FASB issued FASB Interpretation No. (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. Initial de-recognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for public entities in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the new guidance on all of its open tax positions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which enhances existing guidance for measuring assets and liabilities using fair values. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159 – Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provision of SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial condition and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our profitability and financial performance is sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates paid on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on borrowings. A substantial and sustained increase in market interest rates could adversely affect our growth and profitability. The overall objective of interest rate risk management strategy is to mitigate the effects of changing interest rates on interest expense through the utilization of short-term variable rate debt and medium and long term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk.

The amounts set forth below show the impact on earnings of changes in interest rates on variable rate debt as of the time it is scheduled to adjust, and upon the debt that matured during 2007, assuming adjustments to, or refinancing at, rates available at September 30, 2007. Changes in interest expense for various possible fluctuations in the interest rates of debt for fiscal 2007 may be estimated as follows:

Decrease/increase:	-2%	-1%	0%	+1%	+2%
Revolving credit line	$(309,260)	$(154,630)	$—	$154,630	$309,260
Amortizing term notes	(870,688)	(151,111)	568,466	1,288,042	2,007,619
Investment note	(49,763)	(23,009)	3,746	30,500	57,254
Total impact on interest expense	$(1,229,711)	$(328,750)	$572,212	$1,473,172	$2,374,133

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING REPORTS THEREON)

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firms	27

Consolidated Balance Sheets September 30, 2007 and 2006	30

Consolidated Statements of Operations for the periods ended September 30 and May 31, 2007 and the years ended September 30, 2006 and 2005	31

Consolidated Statements of Stockholder’s Equity for the periods ended September 30 and May 31, 2007 and for the years ended September 30, 2006 and 2005	32

Consolidated Statements of Cash Flows for the periods ended September 30 and May 31, 2007 and the years ended September 30, 2006 and 2005	34

Notes to Consolidated Financial Statements	35

To the Director and Stockholder of Pioneer Financial Services, Inc.

Pioneer Financial Services, Inc.

Kansas City, MO.

We have audited the accompanying consolidated balance sheet of Pioneer Financial Services, Inc. (the “Company”) as of September 30, 2007, and the related consolidated statements is of operations, stockholder’s equity, and cash flows for the period from June 1, 2007 to September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pioneer Financial Services, Inc. as of September 30, 2007, and the results of its operations and its cash flows for the period from June 1, 2007 to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on May 31, 2007, the Company was acquired by MidCountry Financial Corp. and immediately subsequent to the acquisition of the Company, the Company made a dividend to MidCountry Financial Corp, of its business operations certain assets and liabilities related to the origination and servicing of finance receivables.

DELOITTE & TOUCHE LLP

Minneapolis, MN

January 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and the Stockholder

Pioneer Financial Services, Inc.

Kansas City, Missouri

We have audited the accompanying consolidated statements of operations, stockholder’s equity, and cash flows for the eight month period ended May 31. 2007 (predecessor period) of Pioneer Financial Services, Inc. and subsidiaries, a Missouri corporation (the Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pioneer Financial Services, Inc. and subsidiaries for the eight-month period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

MAYER HOFFMAN McCANN P.C.

Leawood, Kansas

January 3, 2008

Consent of Independent Registered Public Accounting Firm

Board of Directors

Pioneer Financial Services, Inc.

Kansas City, Missouri

We consent to the inclusion in this Annual Report on Form 10-K of our report dated November 7, 2006, with respect to our audit of the consolidated balance sheets of Pioneer Financial Services, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholder's equity and cash flows for each of the two years in the period ended September 30, 2006, included herein.

BKD, LLP

Kansas City, Missouri

January 4, 2008

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND 2006

ASSETS

	Successor	Predecessor
	2007	2006

Cash and cash equivalents - restricted	3,540,231	164,819
Cash and cash equivalents - non-restricted	$3,700,823	$1,597,707
Investments - restricted	3,413,564	3,512,501
Investments - non-restricted	230,000	1,907,747

Net finance receivables	236,234,550	247,368,591

Furniture and equipment, net	747,342	3,050,218
Deferred income tax asset	—	5,182,499
Prepaid and other assets	6,083,591	4,231,138
Deferred loan acquisition costs	2,727,539	1,089,175
Goodwill	28,058,432	—
Intangibles - net	23,951,000	—

Total assets	$308,687,072	$268,104,395

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$15,463,000	$11,836,258
Revolving credit line - affiliate	—	1,448,764
Accounts payable	1,725,005	752,477
Accrued expenses and other liabilities	3,877,235	10,730,693
Amortizing term notes	168,928,850	170,533,423
Investment notes	36,073,502	33,792,723
Deferred income tax liability	1,048,092	—

Total liabilities	227,115,684	229,094,338
Contingencies (Note 2)
Stockholder’s equity:
Common stock, no par value; 1 share issued and
outstanding	82,394,200	—
Common stock, $100 par value; authorized 20,000 shares; issued and outstanding 17,136 shares	—	1,713,600
Retained (deficit) earnings	(822,812)	37,296,457

Total stockholder’s equity	81,571,388	39,010,057

Total liabilities and stockholder’s equity	$308,687,072	$268,104,395

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period From June 1 – Sept 30	Period From Oct 1 – May 31	Year Ended September 30,
	2007	2007	2006	2005

Interest Income and Fees	$25,319,478	$53,170,947	$73,064,771	$63,228,438

Interest Expense	5,497,551	10,546,509	14,249,361	10,995,602

Net interest income before provision for loan losses	19,821,927	42,624,438	58,815,410	52,232,836
Provision for loan losses	11,368,272	21,101,441	18,276,063	13,043,644
Net Interest Income	8,453,655	21,522,997	40,539,347	39,189,192

Noninterest Income:
Insurance premiums and commissions earned, net	1,492,782	3,313,121	3,374,735	6,099,116
Other	1,779	1,120,964	1,201,625	18,967
Total noninterest income	1,494,561	4,434,085	4,576,360	6,118,083

Noninterest Expense:
Compensation and benefits	179,139	11,596,665	17,988,586	18,557,352
Management and record keeping services fee	8,676,418	—	—	—
Occupancy and equipment	103,925	2,807,135	4,302,536	3,723,280
Advertising	19,598	1,538,223	2,752,672	2,460,034
Professional and regulatory fees	86,773	1,445,539	2,391,343	3,490,613
Data processing	3,989	162,185	267,478	378,490
Amortization of intangibles	2,049,000	—	—	—
Other operating expenses	122,631	3,439,521	4,700,409	5,654,533
Total noninterest expense	11,241,473	20,989,268	32,403,024	34,264,302

(Loss) income before income taxes	(1,293,257)	4,967,814	12,712,683	11,042,973
(Benefit from) provision for income taxes	(470,445)	1,932,729	4,613,899	3,875,000
Net (loss) income	$(822,812)	$3,035,085	$8,098,784	$7,167,973

Net (loss) income per share, basic and diluted (1)	$(822,812)	$177.12	$472.62	$418.30

(1) Number of shares outstanding is one and 17,136 in the successor and predecessor period, respectively.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE PREDECESSOR PERIOD FROM OCTOBER 1, 2006 TO MAY 31, 2007

AND THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income

Balance, September 30, 2004	$25,893,818	$1,713,600	$24,180,218	$—

Net income	7,167,973	—	7,167,973	—
Accumulated comprehensive income
associated with unrealized gain
on equity securities	11,250	—	—	11,250
Total comprehensive income	7,179,223
Dividend paid ($58.40 per share)	(1,000,691)	—	(1,000,691)	—

Balance, September 30, 2005	32,072,350	1,713,600	30,347,500	11,250

Comprehensive income
Net income	8,098,784	—	8,098,784	—
Accumulated comprehensive income
associated with unrealized gain
on equity securities	(11,250)	—	—	(11,250)
Total comprehensive income	8,087,534
Dividend paid ($67.10 per share)	(1,149,827)	—	(1,149,827)	—

Balance, September 30, 2006	39,010,057	1,713,600	37,296,457	—

Net income	3,035,085	—	3,035,085	—
Dividend paid ($583.60 per share)	(10,000,569)	—	(10,000,569)	—

Balance, May 31, 2007	$32,044,573	$1,713,600	$30,330,973	$—

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE SUCCESSOR PERIOD FROM JUNE 1, 2007 TO SEPTEMBER 30, 2007

	Total	Common Stock	Retained Earnings

Balance, May 31, 2007	$—	$—	$—
Investment by parent	86,229,762	86,229,762	—
Additional capital contributed	7,432,000	7,432,000	—
Dividend of business operations to MCFC	(11,267,562)	(11,267,562)	—
Net loss	(822,812)	—	(822,812)

Balance, September 30, 2007	$81,571,388	$82,394,200	$(822,812)

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period From	Period From
	June 1 – Sept 30	Oct 1 – May 31	Year Ended September 30,
	2007	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(822,812)	$3,035,085	$8,098,784	$7,167,973
Items not requiring (providing) cash:
Provision for credit losses on
finance receivables	11,368,272	21,101,441	18,276,063	13,043,644
Depreciation and amortization	1,312,884	936,559	1,407,867	1,100,293
Loss on disposal/donation of equipment	—	(62,616)	40,806	7,756
Changes in deferred fees - net	(4,190,320)	6,085,856	(2,821,729)	1,099,393
Changes in unearned premium reserves	29,835	—	—	—
Changes in:
Deferred income taxes	(138,085)	(3,385,179)	(903,267)	(587,132)
Accounts payable and accrued expenses	(1,153,771)	7,811,251	1,787,199	398,283
Prepaids and other assets	(1,201,403)	(1,305,297)	(841,132)	133,695

Net cash provided by operating activities	5,204,600	34,217,100	25,044,591	22,363,905

Cash flows from investing activities:
Loans originated	—	(119,348,414)	(181,832,255)	(188,471,423)
Loans purchased from affiliate	(57,471,676)	—	—	—
Loans purchased	(4,740,350)	(11,223,718)	(18,960,259)	(20,876,648)
Loans repaid	57,125,365	105,686,447	168,770,419	147,114,237
Capital expenditures	(58,265)	(105,506)	(1,016,894)	(1,835,998)
Acquisition of Pioneer Financial Services, Inc.	(68,800,473)	—	—	—
Change in restricted cash	(63,652)	(3,311,760)	(164,819)	—
Investments purchased - restricted	(1,087,048)	(2,020,923)	(3,981,166)	(326,554)
Investments matured - restricted	1,056,000	2,849,000	755,390	205,000
Investments matured - non-restricted	1,000,000	—	—	—
Net cash used in investing activities	(73,040,099)	(27,474,874)	(36,429,584)	(64,191,386)

Cash flows from financing activities:
Net (repayments) borrowing under lines	(136,000)	2,313,978	(1,548,026)	(250,784)
of credit
Proceeds from borrowings	19,000,000	52,785,224	81,575,851	100,153,548
Repayment of borrowings	(26,000,777)	(47,100,607)	(67,630,223)	(57,417,845)
Cash portion of dividend to parent	(3,897,333)	—	—	—
Capital contribution	76,232,473	—	—	—
Dividends paid	—	(10,000,569)	(1,149,827)	(1,000,691)

Net cash provided by (used in)
financing activities	65,198,363	(2,001,974)	11,247,775	41,484,228

Net (decrease) increase in cash and equivalents	(2,637,136)	4,740,252	(137,218)	(343,253)

Cash and cash equivalents
Beginning of period	6,337,959	1,597,707	1,734,925	2,078,178

Cash and cash equivalents
End of period	$3,700,823	$6,337,959	$1,597,707	$1,734,925

Additional cash flow information:
Interest paid	$4,798,872	$9,242,496	$12,573,783	$9,522,613
Income taxes paid	$1,111,150	$2,427,013	$5,510,104	$4,282,393

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007, 2006 AND 2005

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated. The Company was acquired on May 31, 2007 by MidCountry Financial Corp, a Georgia corporation (“MCFC”) as a wholly-owned subsidiary (the “Transaction”). The Company is now a wholly-owned first-tier subsidiary of MCFC.

The Company’s accounting for the Transaction follows the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J and Statement of Accounting Standards No. 141, “Business Combinations,” which require that purchase accounting treatment of the Transaction be “pushed down” to the Company resulting in the adjustment of all net assets to their respective fair values as of the Transaction date.

Although Pioneer Financial Services Inc continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, the accompanying consolidated financial statements are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of Pioneer Financial Services and subsidiaries for both the Predecessor and Successor periods.

Immediately subsequent to the Transaction, the Company declared and paid a dividend to MCFC of its business operation and certain assets and liabilities related to the origination and servicing of finance receivables. MCFC contributed these operations to MidCountry Bank (“MCB”) which is a wholly-owned subsidiary of MCFC. MCB formed the Military Banking Division (“MBD”) which is composed exclusively of the assets and liabilities contributed from MCFC. This transaction is further described in “Note 2: Transaction and Dividend of Operations and Net Assets to MCFC”. As part of the dividend, the Company entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD. Under the LSMS Agreement, MBD is obligated to originate loans and we are obligated to purchase those loans that meet our business model and underwriting guidelines. Also under the LSMS Agreement, MBD will provide the Company with management and record keeping services. As part of the dividend, substantially all of the Company’s employees became employees of MBD. The Company pays fees for loans purchased and originated by MBD and management and record keeping services provided by MBD. The LSMS is further described in “Note 11: Related Party Transactions”.

Nature of Operations and Concentration

The Company is headquartered in Kansas City, Missouri. The Predecessor originated finance receivables exclusively to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. The Predecessor also purchased finance receivables from retail merchants that sell consumer goods to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. The Successor will purchase similar finance receivables from MBD. The Predecessor also sold non-loan related products and services including roadside assistance programs and discount cards. The Successor discontinued the selling of ancillary products and services as of June 1, 2007.

Cash and Cash Equivalents – Non-Restricted

The Company’s cash equivalents consisted of a money market account at September 30, 2007 and 2006. From time-to-time, the Company’s cash and cash equivalents exceed federally insured limits.

Cash and Cash Equivalents - Restricted

The Company is required to maintain restricted cash pursuant to an agreement with The Assurant Group (“Assurant”) a third party insurance company that underwrites policies sold by the Company. Based on the agreement, the Company is required to maintain cash and cash equivalents and/or investments in custodial accounts, in the amount of 100% of unearned premium and insurance claim and policy reserves, with a qualified financial institution.

Investments - Non-Restricted

The Company classifies all non-restricted investments as held-to-maturity and are recorded at historical cost, adjusted for amortization of premiums and accretion of discounts. If the fair value of any investment security declines below cost and the Company considers the decline to be other than temporary, the Company reduces the investment security to its fair value, and records a loss.

Investments - Restricted

The Company classifies all restricted investments as available-for-sale and records them at fair value adjusted for amortization of premiums and accretion of discounts. Unrealized gains and losses are recorded, net of related income tax effects, in stockholder’s equity. If the fair value of any investment security declines below cost and the Company considers the decline to be other than temporary, the Company reduces the investment security to its fair value, and records a loss.

These investments are restricted pursuant to an agreement with Assurant. Based on the agreement, the company is required to maintain cash and cash equivalents and/or investments in custodial accounts, in the amount of 100% of unearned premium and insurance claim and policy reserves, with a qualified financial institution.

Finance Receivables

Finance receivables are carried at amortized cost and are increased for unamortized direct origination expenses and reduced for finance charges on pre-computed finance receivables, unearned dealer discounts, allowances for credit losses, and insurance reserves and unearned premiums. Direct origination costs, which include personnel expenses in the predecessor period, are deferred and amortized over the estimated life of the related finance receivables. Insurance reserves and unearned premiums applicable to credit risk on consumer receivables are treated as a reduction of finance receivables in the consolidated balance sheet in accordance with AICPA Statement of Position 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others, since the payments on such policies generally are used to reduce outstanding receivables.

Allowance for Credit Losses

The Company maintains an allowance for credit losses, which represents management’s best estimate of probable losses in the outstanding finance receivable portfolio. The allowance for credit losses is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provision for finance receivable losses are charged to earnings to bring the total allowance to a level considered necessary by management. As the portfolio of finance receivables consists of a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as groups. Management considers numerous factors in estimating losses in the Company’s credit portfolio, including the following:

●	Prior credit losses and recovery experience
●	Current economic conditions
●	Current finance receivable delinquency trends
●	Demographics of the current finance receivable portfolio

In connection with the Transaction, the Company changed its charge-off methodology to coordinate it with MCFC’s charge-off policy. MCFC charges-off delinquent loans when management deems them to be uncollectible or when they become 180 days past due on a recency basis. Prior to the Transaction, the Company used a maximum of 270 days past due.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives range from 2 to 12 years, which is the shorter of the lease term or useful life, for leasehold improvements and 5 to 7 years for furniture and equipment, and 3 years for computer software. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable assets. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill not be amortized over an estimated useful life, but rather be tested at least annually for impairment. Intangible assets other than goodwill, which are determined to have finite lives, are amortized on straight-line or accelerated bases over their estimated useful lives between three and ten years. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value less costs to sell. The Company has not recorded any provision for impairment of long-lived assets.

Deferred Policy Acquisition Costs

The costs of acquiring business that vary with, and are primarily related to, the production of new and renewal business have been deferred to the extent that such costs are deemed recoverable from future profits. Such costs principally include reinsurance fees and premium taxes. Costs deferred on property and casualty and credit policies are amortized over the term of the related policies in relation to the premiums earned. The Company includes anticipated investment income in its periodic evaluation of whether deferred policy acquisition costs can be recovered from future profits. If such costs are deemed to be not recoverable, the adjustment is recorded in the current period results of operations.

Policy Reserves

Life and health reserves for credit insurance policies consist principally of future policy benefit reserves and reserves for estimates of future payments on incurred claims reported and unreported but not yet paid. Such estimates are developed using actuarial principles and assumptions based on past experience adjusted for current trends. Any change in the probable ultimate liabilities is reflected in net income in the period in which the change in probable ultimate liabilities was determined.

Revenue Recognition

Interest Income on Finance Receivables

Interest income on finance receivables is recognized as revenue on an accrual basis using the effective yield method. The deferred fees are accreted into income using the effective-yield method over the estimated life of the finance receivable. If a finance receivable liquidates before accretion is completed, the Company charges or credits any unaccreted deferred fees to income at the date of liquidation. The Company recognized late charges as fee income when received. The Company stops accruing interest income on finance receivables when a payment has not been received for 90 days, and the interest due exceeds an amount equal to 90 days of interest charges. The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received. Prior to June 1, 2007, substantially all of the fee income the Company derived from these loans consisted of origination, prepayment and late fees. After June 1, 2007, prepayment fees have been discontinued and all late fee income paid by borrowers is now earned by MBD.

Insurance and Reinsurance Premium Income

Prior to June 1, 2007, life and accident and health insurance premiums were placed with non-related insurance companies. Premiums on such insurance were remitted to the insurance companies. Retrospective insurance commissions, if any, on this insurance were taken into income only as received. After June 1, 2007, the Company no longer sells life and accident and health insurance. This aspect of the business is now being handled by MBD. Under a re-insurance agreement, the Company assumes from Assurant all risks on the credit accident and health insurance policies written on all of the military loans. Reinsurance premiums are recognized as revenue over the period of risk in proportion to the amount of insurance protection provided.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recorded at currently enacted tax rates applicable to the period in which assets or liabilities are expected to be realized or settled. Deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates resulting in income adjustments in the period such changes are enacted.

The Company is included in the consolidated federal income tax return, and for certain states, combined state tax returns with MCFC. The Company has provided for income taxes on a separate company basis for both federal and state purposes and is subject to a tax sharing agreement with MCFC and affiliates.

Prior to the Transaction, the Company filed its federal income tax returns on a consolidated basis with its former parent company, Pioneer Financial Industries, Inc., and other affiliates.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48),”Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. Initial de-recognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for public entities’ fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the new guidance on all of its open tax positions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which enhances existing guidance for measuring assets and liabilities using fair values. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on it’s consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provision of SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial condition and results of operations.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and disclosures of contingent assets and liabilities. The Company uses estimates and employs the judgments of management in determining the amount of its allowance for credit losses, insurance claims and policy reserves, deferred loan origination costs, and establishing the fair value of its financial instruments. The Company also used estimates in assigning fair values to its assets and liabilities after the Transaction. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

Reclassifications

In certain instances, amounts reported in the 2006 and 2005 consolidated financial statements have been reclassified to conform to presentations for 2007. Such reclassifications had no effect on previously reported stockholder’s equity or net income.

NOTE 2: TRANSACTION AND DIVIDEND OF OPERATIONS AND NET ASSETS TO MCFC

In connection with the Transaction, MCFC paid the shareholders of PFI (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC is also required to pay the Sellers an additional $5 million in contingent payments if the Company meets any one of certain financial performance goals which will be evaluated and paid in two installments over the 24 months following the acquisition. These goals pertain to net revenue, net income, finance receivable and the number of customer relationships for the calendar year ending December 31, 2007 and 2008.

The Transaction was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The components of the purchase price were as follows:

Stock in MCFC Financial Corp.	$15,000,000
Cash	68,800,473
Direct acquisition costs	492,000
Consideration paid	84,292,473
Assumption of liabilities	1,937,289
Total purchase price	$86,229,762

The purchase price as recorded does not include $5 million in contingent payments which have not been earned or paid.

The fair value assigned to intangible assets acquired and assumed liabilities is supported by valuations using estimates and assumptions provided by management. The Company has also retained independent appraisers to assist in these valuations. The primary changes to the balance sheet are preliminary and reflect certain assets and liabilities as follows:

●	The recording of the fair value of the Company’s intangibles including customer relationships, agent relationships, vendor relationships and system technology;
●	The recording of the fair value of goodwill;
●	Elimination of the accumulated earnings; and
●	The recording of the fair value of fixed assets, investment notes, senior debt and finance receivables.

The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

Cash and other current assets	$10,990,773
Net finance receivables	238,366,357
Equipment and other assets	10,388,206
Goodwill	39,198,994
Intangible assets	26,200,000
Subtotal	325,144,330
Liabilities	(229,351,568)
Deferred income taxes related to intangibles	(9,563,000)
Total	$86,229,762

Immediately subsequent to the Transaction, the Company declared and paid a dividend to MCFC of its business operations and certain assets and liabilities related to the origination and servicing of finance receivables. MCFC contributed these operations to MCB which is a wholly-owned subsidiary of MCFC. MCB formed the MBD which is composed exclusively of the operation and assets and liabilities from the Company. Intangible assets were allocated to the operations and assets and liabilities as a dividend to MCFC based on relative fair values. The dividend is summarized as follows:

Cash and cash equivalents	$811,651
Property and Equipment	1,391,211
Goodwill	11,140,562
Intangibles	200,000
Due to parent	3,085,682
Other assets	687,559
Total Assets	17,316,665
Accrued expenses and other liabilities	5,976,103
Deferred tax liabilities, net	73,000
Total liabilities	6,049,103
Assets in excess of liabilities	$11,267,562

NOTE 3: FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables at September 30, 2007 and 2006, consisted of the following:

	Successor	Predecessor
	2007	2006

Military receivables/loans	$260,539,876	$254,978,675
Retail installment contracts	19,238,395	21,837,909

Total finance receivables	279,778,271	276,816,584

Purchase adjustment (1)	(1,749,030)	—
Net deferred loan fees	(13,092,318)	(9,829,624)
Unearned insurance premium reserves	(6,718,659)	(3,195,936)
Insurance claims and policy reserves	(345,059)	(316,565)

Finance receivables - net of unearned fees and premiums	257,873,205	263,474,459

Allowance for credit losses	(21,638,655)	(16,105,868)

Finance receivables - net of allowance	$236,234,550	$247,368,591

(1) Relates to the fair value adjustment recorded to finance receivables as part of the Transaction.

Changes in the allowance for credit losses during the periods ended September 30 and May 31, 2007 and fiscal years ended September 30, 2006 and 2005, were as follows:

	Successor	Predecessor
	Period From June 1 – Sept 30	Period From Oct 1 – May 31	As of and for the Years Ended September 30,
	2007	2007	2006	2005

Balance beginning of period	$23,326,289	$16,105,868	$14,001,868	$11,240,868
Charge-offs:
Loans charged-off	(13,694,112)	(15,072,962)	(17,520,206)	(11,742,047)
Recoveries	638,206	1,191,942	1,348,143	1,459,403
Net charge-offs	(13,055,906)	(13,881,020)	(16,172,063)	(10,282,644)
			—	—
Provision for credit losses	11,368,272	21,101,441	18,276,063	13,043,644

Balance end of period	$21,638,655	$23,326,289	$16,105,868	$14,001,868

At September 30, 2007 and 2006, military loan receivables originated averaged $3,511 and $3,544, with a weighted maturity of 27.0 months and 27.6 months, while retail installment contracts purchased averaged $2,922 and $2,899 with a weighted maturity of 25.6 months and 25.7 months, respectively. At September 30, 2007 and 2006, the accrual of interest income had been suspended on $8,291,347 and $12,895,570 of loans, respectively.

The liability for unpaid claims and claim adjustment expenses is estimated using an actuarially computed amount payable on claims reported prior to the balance sheet date that have not yet been settled, claims reported subsequent to the balance sheet date that have been incurred during the period ended, and an estimate (based on prior experience) of incurred but unreported claims relating to such period.

Activity in the liability for unpaid claims and claim adjustment expenses for the Company’s health and life coverages is summarized as follows:

	Successor	Predecessor
	Period From	Period From	For the Year Ended,
	June 1 - Sept 30	Oct 1 - May 31	September 30,
	2007	2007	2006

Balance, beginning of period	$342,326	$316,565	$150,343

Amount incurred, related to
Prior periods	8,942	135,441	219,668
Current period	100,710	148,190	268,483
Total	109,652	283,630	488,151

Amount paid, related to
Prior periods	8,719	123,139	141,866
Current period	98,200	134,730	180,063
Total	106,919	257,869	321,929

Balance, end of period	$345,059	$342,326	$316,565

NOTE 4: INVESTMENTS - RESTRICTED

Assurant processes and administers insurance transactions and activity on behalf of the Company. Pursuant to applicable insurance regulations, the Company is required to maintain a specified level of investments in custodial accounts with a qualified financial institution. The Company has total restricted investments of $3,413,564 and $ 3,512,501 in the custodial account as of September 30, 2007 and 2006 respectively. These investments were comprised of certificates of deposits, U.S. treasury and federal securities and corporate securities. The book value of these investments approximates fair value. Investment income on restricted investments for the years ended September 30, 2007 and 2006 was approximately $148,450 and $86,775, respectively.

NOTE 5: INVESTMENTS – NON RESTRICTED

Investment securities are comprised of certificates of deposit, U.S. Treasury and federal securities and corporate securities. The Company has total non-restricted investments of $230,000 and $1,907,747 as of September 30, 2007 and 2006 respectively.

The amortized costs approximate fair values of investment securities at September 30, 2007 and 2006.

NOTE 6: PROPERTY AND EQUIPMENT

Cost and accumulated depreciation of property and equipment at September 30, 2007 and 2006, is as follows:

	SUCCESSOR	PREDECESSOR
	2007	2006

Leasehold improvements	$—	$875,739
Furniture and equipment	115,069	4,141,244
Computer software	713,110	3,976,173
	828,179	8,993,156

Less accumulated depreciation	(80,837)	(5,942,938)

Property and equipment - net	$747,342	$3,050,218

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Due to the Transaction, the Company has recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired. Goodwill and intangible assets at September 30, 2007 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value

Customer relationships	$11,000,000	$(710,000)	$10,290,000
Agent relationships	700,000	(38,000)	662,000
Vendor relationships	1,700,000	(95,000)	1,605,000
Trade name	7,000,000	(317,000)	6,683,000
Technology	4,000,000	(318,000)	3,682,000
Valuation of Business Acquired	1,600,000	(571,000)	1,029,000

Total amortizable intangibles	$26,000,000	$(2,049,000)	$23,951,000

Goodwill	$28,058,432	$—	$28,058,432

Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ending	Annual Amortization
September 30,	Expense

2008	$5,311,000
2009	$4,235,000
2010	$3,691,000
2011	$2,974,000
2012	$2,235,000
Thereafter	$5,505,000

Total	$23,951,000

Management evaluated the Company’s goodwill at September 30, 2007, in accordance with SFAS No. 142 and determined that there was no impairment. Management also evaluates amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments of amortizable intangible assets, as of September 30, 2007.

NOTE 8: BORROWINGS

As part of the Transaction, the Company recorded liabilities at market value. The table below is a reconciliation of these adjustments as of September 30, 2007.

	Amortizing Term Notes	Investment Notes
Notional value	$169,344,972	$35,290,817
Purchase adjustment (1)	(416,122)	782,685
Recorded Value	$168,928,850	$36,073,502

Senior Lending Agreement

On May 31, 2007, in connection with the Transaction, the Company entered into an amended and restated Senior Lending Agreement with a group of banks. The Senior Lending Agreement is an uncommitted facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to the Company in the future. As of September 30, 2007, 11 banks indicated in writing their willingness to participate in fundings up to an aggregate of $305 million during the next 12 months, including all amounts currently outstanding under the Senior Lending Agreement. On or before March 31 of each calendar year commencing in March 31, 2008, each bank that is a party to the Senior Lending Agreement is to deliver to the Company a written indication of future participation as well as the maximum borrowing amount for the next 12 months. As of September 30, 2007, $45 million is revolving credit lines and $260 million is amortizing term notes of the $305 million facility, respectively. No bank in the Senior Lending Agreement, however, has any contractual obligation to lend the Company these additional funds.

The initial term of the Senior Lending Agreement ends on October 1, 2008, and is automatically extended annually unless one of the parties objects to renewal by June 30 of each calendar year. Any lender may elect not to participate in any future funding at any time without penalty. No bank, however, has any contractual obligation to lend us these additional funds.

Advances outstanding under the revolving credit line were $15,463,000 and $11,836,258 at September 30, 2007 and 2006, respectively. If a lender were to elect not to participate in future fundings, any existing borrowings from that lender under the revolving credit line would be payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime, which was 7.75% at September 30, 2007.

At September 30, 2007 and 2006, the aggregate balance outstanding under amortizing notes was $169,344,972 and $170,533,423, respectively. Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued. There were 300 and 279 amortizing term notes outstanding at September 30, 2007 and 2006, respectively, with a weighted-average interest rate of 6.62% and 6.55%, respectively. Interest on amortizing notes is payable monthly.

Substantially all of the Company’s assets secure the borrowings under the Senior Lending Agreement. The Senior Lending Agreement limits, among other things, the Company’s ability to (1) incur additional debt from the lenders that are party to the agreement beyond that allowed by specific financial ratios and tests, (2) pay dividends, (3) make certain other restricted payments, (4) consummate certain asset sales and dispositions, (5) merge or consolidate with any other person, (6) incur additional debt for borrowed money and (7) limits the amounts that the Company can pay to the MCFC each year. Under the Senior Lending Agreement, the Company is subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. The Company reports it’s financial position and results of operations in accordance with Generally Accepted Accounting Principles (“GAAP”). If any of these ratios and tests would require that the Company deviate from GAAP, the Company would request an amendment to the Senior Lending Agreement. In part, these include: (a) an allowance for credit losses (as defined in the Senior Lending Agreement) equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 3.0% of consolidated net receivables (as defined in the Senior Lending Agreement), (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the Senior Lending Agreement) as of the end of each quarter to not greater than 4.75 to 1.00, and (c) a Senior Indebtedness to Consolidated Net Receivable Ratio (as defined in the Senior Lending Agreement) as of the end of each quarter of no more than 80.0%. The Company is also required to maintain a Consolidated Total Required Capital (as defined in the Senior Lending Agreement) of at least $60.0 million plus 50.0% of the cumulative positive net income earned by us during each of their fiscal years ending after September 30, 2006. Any part of the 50% of positive net income not distributed by the Company as a dividend for any fiscal year within 120 days after the last day of such fiscal year shall also be added to Consolidated Total Required Capital and may not be distributed as a dividend. No part of the Consolidated Total Required Capital calculated as of May 31, 2007 in excess of $60 million may be distributed as a dividend.

The Company may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $700,000 plus reimbursable expenses. Such amount may be increased on each anniversary of the Senior Lending Agreement by the percentage increase in the Consumer Price Index published by the United States Bureau of Labor for the calendar year then most recently ended. Except as required by law, the Company may not stop purchasing small loans to military families from MBD unless the Required Banks (as defined in the Senior Lending Agreement) consent to such action.

The breach of any of these covenants could result in a default under the Senior Lending Agreement, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable. As of September 30, 2007, we were in compliance with all loan covenants.

Investment Notes

Prior to December 31, 2006, the Company also borrowed through the issuance of investment notes with an outstanding balance of $35,290,817 and $33,792,723 at September 30, 2007 and 2006, respectively. These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature 1 to 10 years from date of issue. The Company, at its option, may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $31,481 and $29,591, with a weighted interest rate of 9.36% and 9.32% at September 30, 2007 and 2006, respectively.

Maturities

A summary of maturities for the amortizing notes and investment notes at September 30, 2007, follows:

	Amortizing Term Notes	Investment Notes	Total
2008	$71,957,673	$2,675,420	$74,633,093
2009	55,057,904	2,933,868	57,991,772
2010	30,685,405	2,487,075	33,172,480
2011	11,596,074	3,174,449	14,770,523
2012	47,916	2,239,897	2,287,813
2013	—	1,138,115	1,138,115
2014	—	3,076,616	3,076,616
2015	—	6,184,345	6,184,345
2016	—	9,652,457	9,652,457
2017 and beyond	—	1,728,575	1,728,575
Total 2007	$169,344,972	$35,290,817	$204,635,789

NOTE 9: INCOME TAXES

The provision for income taxes for the periods ending September 30 and May 31, 2007 and fiscal years ending September 30, 2006 and 2005, consisted of the following:

	Successor	Predecessor
	Period From June 1 – Sept 30	Period From Oct 1 – May 31	For the Year Ended, September 30,
	2007	2007	2006	2005

Current
Federal	(297,869)	5,099,364	5,139,279	4,156,507
State	(34,491)	218,544	377,887	305,625
Deferred
Federal	(128,627)	(3,246,062)	(841,400)	(546,918)
State	(9,458)	(139,117)	(61,867)	(40,214)

Total Provision	$(470,445)	$1,932,729	$4,613,899	$3,875,000

The actual tax expenses for the periods ending September 30 and May 31, 2007 and fiscal years ending September 30, 2006 and 2005 differ from the “expected” tax expense for those years (computed by applying the applicable United States federal corporate tax rate of 34% to income before income taxes) as follows:

	Successor	Predecessor
	Period From June 1 – Sept 30	Period From Oct 1 – May 31	For the Year Ended, September 30,
	2007	2007	2006	2005

Computed ‘expected’ tax expense	$(438,223)	$1,762,613	$4,449,439	$3,754,610
State income tax expense (net of federal
income tax effect)	(32,222)	129,618	132,666	91,650
Nondeductible expenses and other	—	40,498	31,794	28,740

(Benefit from) provision for income taxes	$(470,445)	$1,932,729	$4,613,899	$3,875,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2007 and 2006, are presented below:

	Successor	Predecessor
	2007	2006

Deferred assets:
Allowance for credit losses	$8,231,214	$6,039,700
Fair Value Adjustments	962,300	—
Unearned insurance commissions	496,709	—
State NOL’s and credits	424,689	—
Accrued expenses	355,654	—
Other	137,100	45,499
Total deferred assets	10,607,666	6,085,199
Valuation allowance	(424,689)	0
Deferred assets - net of valuation allowance	10,182,977	6,085,199

Deferred liabilities:
Intangible Assets	8,742,115	—
Loan origination costs	1,517,176	767,600
Other	971,778	135,100
Total deferred liabilities	11,231,069	902,700

Net deferred assets (liabilities)	$(1,048,092)	$5,182,499

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not the Company will realize the benefits of those deductible differences based on the following:  historical taxable income, projections for future taxable income over the periods which the deferred tax assets are deductible, the tax sharing agreements and the group of member companies which file unitary state tax returns. However, until a tax planning strategy is in place to utilize the parent separate company state net operating losses, a full valuation allowance has been booked against those losses.

NOTE 10: PROFIT SHARING PLAN

Successor

As of June 1, 2007, the Company no longer has a profit sharing plan as the majority of associates are employees of MCB.

Predecessor

Prior to June 1, 2007 the Company participated in a profit-sharing plan which covered substantially all employees who are 18 years of age and were employed by the Company for one year. The Company contributes an amount to the plan each year that is determined by the board of directors. In fiscal 2006, the Company matched 50.0% of participant 401(k) deferrals up to a maximum of 5% of total compensation. Participant interests are vested after three years of service. Contributions to the plan were $335,859 and $259,810 for the period ending May 31, 2007 and the year ending September 30, 2006, respectively.

NOTE 11: RELATED PARTY TRANSACTIONS

Successor

Our Chief Executive Officer, Tom Holcom, and certain immediate family members own subordinated investment notes issued by the Company. Amounts held by these related parties totaled $154,898 and $172,320 at September 30, 2007 and 2006, respectively. These investment notes mature from 2007 through 2011, and bear interest per annum at rates ranging from 5.0% to 9.5% (See Note 7).

The Company entered into a LSMS Agreement with MBD during 2007. Under the LSMS agreement, the Company buys certain military loans that MBD originates and receives management and record keeping services. Total loans purchased from MBD pursuant to the LSMS agreement were $57,471,676. Total expenses paid to MBD for services received for management and record keeping services pursuant to the LSMS agreement were $8,676,418.

As part of MCFC’s acquisition of the Company, MCFC reorganized the Company’s business operations to integrate it with MCFC’s business. In connection with this integration, on June 1, 2007, the Company made declared and paid a dividend, to MCFC, of a portion of its business operations related to the origination and servicing of finance receivables. The assets of these operations were worth approximately $17,316,665 and certain liabilities of the operation were worth approximately $6,049,103. These assets and liabilities related to the Company’s military loan origination business.

Predecessor

A description of significant transactions with the Company’s previous sole shareholder, Pioneer Financial Industries, Inc. and other related entities (collectively referred to as PFI) for the period ended May 31, 2007 and fiscal years ending September 30, 2006 and 2005 follows.

The Company had an unsecured revolving line of credit with PFI. The line of credit was due on demand and interest accrued at the prime rate plus 2%. For the period ended May 31, 2007, the Company made interest payments on this debt of $23,758. During fiscal 2006 and 2005, the Company made interest payments on this debt of $90,929 and $152,111, respectively.

During the period ended May 31, 2007 and fiscal years ended September 30, 2006 and 2005, the Company paid $500,000, $729,996 and $706,333, respectively, to PFI for strategic planning, professional services and service charges. The amount charged to the Company was based on PFI’s costs plus a mark-up of not more than 50%. Management of the Company believed the charges were a reasonable estimate of the value received.

Pursuant to an agreement with PFI dated September 21, 2001, which automatically which automatically renewed annually until the Transaction. The Company sold discount cards through its retail sales offices on a commission basis. These discount cards were developed and procured through vendors by PFI and provided to the Company through a sales agent agreement. The Company retained a commission for the sale of each card and remitted the remainder to PFI. The amount remitted to PFI was $67,803, $88,464 and $238,215 for the period ending May 31, 2007 and in fiscal 2005 and 2004, respectively, which approximates costs. The Company’s commissions on the sale of discount cards were $711,260, $798,980 and $690,297 for the period ending May 31, 2007 and in fiscal 2005 and 2004, respectively.

The Company leased certain automobiles from Midstate Leasing, LLC, an entity owned by PFI’s controlling shareholder and other shareholders. These operating leases were generally for nine-month periods and were automatically renewable. Prior to January 1, 2006, the Company leased certain office equipment and signs from Midstate Leasing, LLC. On January 1, 2006, the Company purchased this office equipment and signs from Midstate Leasing, LLC for $275,000. During the period ended May 31, 2007 and fiscal 2006 and 2005, payments under these leases totaled $48,787, $78,788 and $180,852, respectively.

The Company’s customers executed a master credit agreement in connection with military loans. The extended effectiveness of this agreement helped expedite the extension of subsequent loans to the customer. PFI’s principal shareholder developed and copyrighted the form of this agreement, and the Company licensed it from him in return for a royalty pursuant to a trademark licensing agreement that automatically renewed annually. In fiscal 2006, the royalty averaged $2.88 per loan, and aggregated $68,507. In fiscal 2005, the royalty averaged $2.76 per loan, and aggregated $219,481. This agreement was terminated effective January 1, 2006 due to the successful implementation of a new loan processing system and its new loan agreements.

NOTE 12: LITIGATION

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 13: DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. Fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. No readily available market exists for a significant portion of the Company’s financial instruments. Fair value estimates for these instruments are based on judgments regarding current economic conditions, currency and interest rate risk characteristics, loss experience, and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents — Carrying value approximates fair value due to their liquid nature.

Investment Securities — Fair value for investment securities are based on quoted market prices.

Finance Receivables — The fair values of finance receivables is estimated by discounting future cash flows using current rates at which similar finance receivables would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of finance receivables approximate fair value due to their stated interest rates approximating a market rate for instruments with similar remaining maturities and credit profiles.

Revolving Line of Credit — The carrying amounts of a revolving line of credit approximate their fair value due to the variable interest rates.

Amortizing Term Notes — The fair value of the amortizing term notes with fixed interest rates are estimated using the discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Investment Notes — The fair value of investment notes is estimated by discounting future cash flows using current rates at which similar investment notes would be offered to lenders for the same remaining maturities. The carrying amounts of borrowings approximate their fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2007, are as follows:

	Carrying
	Amount	Fair Value

Financial assets:
Cash and cash equivalents - restricted	3,540,231	3,540,231
Cash and cash equivalents - non-restricted	3,700,823	3,700,823
Investment securities - restricted	3,413,564	3,413,564
Investment securities - non-restricted	230,000	230,000
Finance receivables	236,234,550	230,346,645

Financial liabilities:
Revolving credit line	15,463,000	15,463,000
Amortizing term notes	168,928,850	169,390,370
Investment notes	36,073,502	36,130,911

ITEM 9A.	CONTROLS AND PROCEDURES

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding each person who serves as a director or executive officer as of September 30, 2007:

Name	Age	Position

Thomas H. Holcom, Jr.	61	President and Chief Executive Officer
Laura V. Stack	45	Chief Financial Officer, Treasurer and Secretary
Joe B. Freeman	37	Chief Operating Officer

Thomas H. Holcom, Jr. is the Chief Executive Officer and President and only director of PFS. He is also the President of MBD. Mr. Holcom has been associated with PFS since 1985 when he joined as the Chief Financial Officer. He was named President and Chief Operating Officer in September, 2000 and promoted to Chief Executive Officer in May 2007 in connection with the Transaction. Prior to joining PFS, Mr. Holcom spent 19 years with a regional bank with assets over $1 billion and rose to the level of Executive Vice President. His career has encompassed strategic planning, corporate finance, consulting, investments, risk management and marketing. He serves in leadership positions on the boards of numerous professional and civic organizations.

Laura V. Stack was named Chief Financial Officer in June of 2007. Most recently, Stack was Director of Corporate Finance and previously held the position of controller for PFS. Stack joined PFS in 1999, after serving as Vice-President for a financial services firm with responsibilities for accounting, cash management, financial/regulatory reporting, consolidating-corporation budget and auditing. Stack’s accounting experience was gained in a national newspaper syndicate/publishing company.

Joe B. Freeman is the Chief Operating Officer. He was named to that position, succeeding Mr. Holcom in July 2007 after holding the dual role of both Chief Strategy Officer and Chief Lending Officer. He joined PFS in 2002 after serving as president of a successful Internet Marketing Company that helped clients align their marketing efforts with operations, ROI initiatives and strategic objectives. Freeman has more than 15 years of business experience in accounting, operations, consulting, and marketing. His community and philanthropic activities span a wide breadth of Kansas City organizations and universities.

Director Compensation, Composition and Committees.

Mr. Holcom is the only director of the Company. The Company has no outside directors and does not pay Mr. Holcom any separate compensation for serving as a director.

We do not have a separate standing nominating committee as all of our common stock is owned by MCFC. The Board of Directors acts as our audit committee and compensation committee and it does not have a separate charter for these board functions. Our executive officer and directors are subject to our code of ethics, a copy of which may be obtained from us upon written request.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION, DISCUSSION AND ANALYSIS

Prior to June 1, 2007, and the Transaction, as the sole director of our board of directors, Mr. Sullivan determined the executive compensation with input from Mr. Holcom, as President and Chief Operating Officer. After the Transaction, no compensation is paid by us to any executive officer. All compensation for these executive officers is paid by MBD and MCFC.

COMPENSATION TABLES

The following table sets forth all cash compensation we paid during our most recent year to its former Chief Executive Officer and former Chief Financial Officer and current President and Chief Executive Officer. The period covered by this table is limited to the predecessor period of fiscal 2007. After June 1, 2007, we no longer pay any of the compensation of our executive officers.

	Summary Compensation Table
Name and Principal Position	Salary	Bonus (1)	Restricted Stock Awards	Option Awards	All Other Compensation	Total Annual Compensation

William D. Sullivan	$340,790	$—	$—	$—	$6,875	$347,665
Former Chief Executive Officer

Randall J. Opliger	$88,846	$70,000	$—	$—	$2,692	$161,539
Former Chief Financial Officer, Treasurer and Secretary

Thomas H. Holcom Jr.	$228,845	$—	$—	$—	$1,155	$230,000
Current President, Chief Executive Officer and former Chief Operating Officer

(1) Bonus earned for fiscal 2007, paid in fiscal 2008.

Grants of Plan-Based Awards in Last Fiscal Year

We do not have any non-equity or equity incentives plans. Accordingly, there were no estimated future payouts under non-equity and equity incentive plan awards made to Named Executive Officers during the fiscal year ended September 30, 2007.

Equity Awards Outstanding at Fiscal Year-End

We did not grant stock options to any of the Named Executive Officers during the predecessor period of the fiscal year ended September 30, 2007.

Employment Agreement

Currently, none of the executive officers have employment agreements with us. As of June 1, 2007, we have only a few associates and all officers are employees of MBD.

Prior to June 1, 2007, we had an employment agreement with Randall J. Opliger pursuant to which we paid him a base salary. The employment agreement could be terminated by either party upon five days notice, except no notice was required to terminate Mr. Opliger for cause or if Mr. Opliger violated any provision of the agreement. The agreement contains customary non-disclosure provisions and prohibits Mr. Opliger from competing with us or soliciting any of our customers or employees for two years following his termination or resignation. This agreement was terminated in connection with the Transaction.

REPORT OF THE BOARD OF DIRECTORS SERVING AS THE COMPENSATION COMMITTEE

Our Board of Directors serving as the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis presented above with management and, based on that review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Board of Directors serving as the Compensation Committee:

/s/ Thomas H. Holcom

Thomas H. Holcom

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The member of our Board of Directors serving as the Compensation Committee are set forth in the preceding section. During the most recent fiscal year, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2007, MCFC, a Georgia corporation, owns 1 share of our common stock, which constitutes all of our issued and outstanding shares of common stock. We have no other class of capital stock authorized. The address of MCFC is 201 Second Street, Suite 950 (31201), P.O. Box 4164, Macon, Georgia 31208. MCFC has sole voting and investment power with respect to the shares of our common stock set forth above. Neither our director nor any of our executive officers own any shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Successor

Our Chief Executive Officer, Tom Holcom, and certain immediate family members own subordinated investment notes issued by the Company. Amounts held by these related parties totaled $154,898 and $172,320 at September 30, 2007 and 2006, respectively. These investment notes mature from 2007 through 2011, and bear interest per annum at rates ranging from 5.0% to 9.5% (See Note 7 to the consolidated financial statements).

The Company entered into a LSMS Agreement with MBD during 2007. Under the LSMS agreement, the Company buys certain military loans that MBD originates and receives management and record keeping services. Total loans purchased from MBD, pursuant to the LSMS agreement were $57,471,676. Total expenses paid to MBD, for services received for management and record keeping services pursuant to the LSMS agreement were $8,676,418.

As part of MCFC’s acquisition of the Company, MCFC reorganized the Company’s business operations to integrate it with MCFC’s business. In connection with this integration, on June 1, 2007, the Company declared and paid a dividend, to MCFC, of a portion of its business operations related to the origination and servicing of finance receivables. The assets of these operations were worth approximately $17,316,665 and certain liabilities of the operation were worth approximately $6,049,103. These assets and liabilities related to the Company’s military loan origination business.

Predecessor

Prior to June 1, 2007, we were a wholly-owned subsidiary of Pioneer Financial Industries, Inc. (“PFI”). Prior to the Transaction, we had an unsecured revolving line of credit with PFI. The line of credit was due on demand and interest accrued at the prime rate plus 2%. For the period from October 1, 2006 to May 31, 2007, we made interest payments on this debt of $23,758. During fiscal 2006 and 2005, we made interest payments on this debt of $90,929 and $152,111, respectively.

During the period from October 1, 2006 to May 31, 2007 and fiscal years ended September 30, 2006 and 2005, we paid $500,000, $729,996 and $706,333, respectively, to PFI for strategic planning, professional services and service charges. The amount charged to us was based on PFI’s costs plus a mark-up of not more than 50%. Management of the Company believed the charges were reasonable.

Pursuant to an agreement with PFI dated September 21, 2001, which automatically renewed annually until the Transaction, we sold discount cards through its retail sales offices on a commission basis. These discount cards were developed and procured through vendors by PFI and provided to us through a sales agent agreement. We retained a commission for the sale of each card and remitted the remainder to PFI. The amount remitted to PFI was $67,803, $88,464 and $238,215 for the period from October 1, 2006 to May 31, 2007 and in fiscal 2005 and 2004, respectively, which approximates costs. Our commissions on the sale of discount cards were $711,260, $798,980 and $690,297 for the period from October 1, 2006 to May 31, 2007 and in fiscal 2005 and 2004, respectively.

We leased certain automobiles from Midstate Leasing, LLC, an entity owned by PFI’s controlling shareholder and other shareholders. These operating leases were generally for nine-month periods and were automatically renewable. Prior to January 1, 2006, we leased certain office equipment and signs from Midstate Leasing, LLC. On January 1, 2006, we purchased the office equipment and signs from Midstate Leasing, LLC for $275,000. During the period from October 1, 2006 to May 31, 2007 and fiscal 2006 and 2005, payments under these leases totaled $48,787, $78,788 and $180,852, respectively.

When we originated loans, our borrowers executed a master credit agreement. This agreement helped expedite the extension of subsequent loans to the customer. PFI’s principal shareholder developed and copyrighted the form of this agreement, and we licensed it from him in return for a royalty pursuant to a trademark licensing agreement that automatically renewed annually. In fiscal 2006, the royalty averaged $2.88 per loan, and aggregated $68,507. In fiscal 2005, the royalty averaged $2.76 per loan, and aggregated $219,481. This agreement was terminated effective January 1, 2006 due to the successful implementation of a new loan processing system and its new loan agreements.

The table below summarizes our transactions during the predecessor period with affiliated parties:

		Predecessor
		Period From Oct 1 - May 31	As of September 30,
	Person	2007	2006	2005

Interest paid on line of credit	PFI	$23,758	$90,929	$152,111
Professional services, strategic planning and service charges	PFI	500,000	542,942	492,000
Product identification and procurement	PFI	125,000	187,054	214,333
Commission on health discount cards	PFI	67,803	88,464	238,215
Lease payments for office equipment, signs, vehicles	Midstate	48,787	78,788	180,852
Royalty payments for use of copyrighted form	Mr. Sullivan	—	68,507	219,481

Total payments to affiliates		$765,348	$1,056,684	$1,496,992

Policies and Procedures.

Our Board of Directors is responsible for reviewing related party transactions.

Director Independence.

Mr. Holcom is the sole member of our Board of Directors. As he is our Chief Executive Officer, the Board has determined that he is not independent, as that term is defined under the listing standards of the Nasdaq Global Select Market. Our only outstanding share of common stock is held by MCFC and neither our common stock nor investment notes are listed on any national exchange stock. Mr. Holcom does not sit on the board of any public companies.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Report of the Board of Directors serving as the Audit Committee

In fulfilling its oversight responsibilities, the Board of Directors serving as the Audit Committee reviewed and discussed the audited financial statements for fiscal year 2007 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, the Audit Committee discussed with our independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees.”

The Audit Committee has received from our independent registered public accounting firm written disclosures and a letter concerning their independence from us, as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” These disclosures have been reviewed by the Audit Committee and discussed with our independent registered public accounting firm. The Audit Committee has considered whether audit-related and non-audit related services provided by our independent registered public accounting firm to the Company are compatible with maintaining the auditors’ independence and has discussed with the auditors their independence.

Based on these reviews and discussions, the Audit Committee has recommended that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the U.S. Securities and Exchange Commission.

Board of Directors serving as the Audit Committee:

/s/ Thomas H. Holcom

Thomas H. Holcom

Audit Fees

Mayer Hoffman McCann, P.C., or MHM, has been engaged as our independent accountants to perform review of the financial statements included in our quarterly reports on Form 10-Q for the 3rd quarter and an audit of the predecessor financials for the eight months ended May 31, 2007. The aggregate fees MHM billed for professional services rendered in fiscal years 2007 were approximately $66,000.

Deloitte & Touche LLP, or DT, has been engaged to perform the audit of the successor financials for the fiscal year ended September 30, 2007. The aggregate fees DT billed for professional services rendered in fiscal years 2007 were approximately $216,000.

BKD, LLP has been engaged as our independent accountants since the early 1990s. The aggregate fees billed for professional services rendered in fiscal years 2007, 2006 and 2005, respectively, by BKD, LLP for the audit of the Company’s annual financial statements and the review of the financial statements included in our quarterly reports for the 1st and 2nd quarter on Form 10-Q were $94,330 for fiscal year 2007. The aggregate fees billed for professional services rendered in fiscal years 2006 and 2005, respectively, by BKD, LLP for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q were approximately $71,800 and $58,000, respectively. BKD, LLP resigned as our auditor effective July 27, 2007.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2007, 2006 and 2005, respectively, by BKD, LLP, which are not reported under “Audit Fees” above were approximately $6,290, $7,743 and $1,693, respectively. These fees were primarily for out-of-pocket expenses and research done for audit and tax services.

The aggregate fees billed for audit-related services rendered in fiscal years 2007, by MHM, which are not reported under “Audit Fees” above were approximately $5,550. These fees were primarily for out-of-pocket expenses and research done for audit and tax services.

The aggregate fees billed for audit-related services rendered in fiscal years 2007 by DT, which are not reported under “Audit Fees” above were approximately $37,641. These fees were primarily for out-of-pocket expenses and research done for audit and tax services.

Tax Fees

The aggregate fees billed for tax services rendered in fiscal years 2007, 2006 and 2005, respectively, by BKD, LLP were approximately $86,500, $28,000 and $27,000, respectively. These fees were primarily for preparation of federal and state taxes returns.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as exhibits to this annual report:

Exhibit No.	Description

3.1

Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 18, 2003 (Commission No. 333-103293) (the “Initial Registration Statement”).

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
4.9

Amended and Restated Senior Lending Agreement dated May 31, 2007 among the company and various banks named therein. (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated may 31, 2007 and filed with the Securities and Exchange Commission on June 6, 2007).

4.11	Form of Rate Supplement (Incorporated by reference to Exhibit 4.11 of the Post Effective Amendment No. 2).
4.12	Form of IRA Application (Incorporated by reference to Exhibit 4.12 of the Post Effective Amendment No. 2).
4.13	Form of Offer to Purchase (Incorporated by reference to Exhibit 4.13 of the Post Effective Amendment No. 2).
4.14	Form of IRA Application.
10.6	Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Initial Registration Statement).
10.11

Loan Sale and Master Servicing Agreement dated as of June 1, 2007 between the Company and MBD (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated may 31, 2007 and filed with the Securities and Exchange Commission on June 6, 2007).

21	Subsidiaries of the Company.
31.1	Certificate of the Chief Executive Officer of Pioneer Financial Services, Inc. dated January 10, 2008, for the Annual Report on Form 10-K for the year ended September 30, 2007.
31.2	Certificate of the Chief Financial Officer of Pioneer Financial Services, Inc. dated January 10, 2008, for the Annual Report on Form 10-K for the year ended September 30, 2007.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer of Pioneer Financial Services, Inc. dated January 10, 2008.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer of Pioneer Financial Services, Inc. dated January 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER FINANCIAL SERVICES, INC.

/s/ Thomas H. Holcom
Thomas H. Holcom
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Thomas H. Holcom	Chief Executive Officer and Sole Director (Principal Executive Officer)	January 10, 2008
Thomas H. Holcom

/s/ Laura Stack	Chief Financial Officer, Treasurer and Asst. Secretary (Principal Financial Officer and Principal Accounting Officer)	January 10, 2008
Laura Stack