Form 10-Q
period 2007-12-31
PIONEER FINANCIAL SERVICES INC
filed 2008-04-02
CIK 1216752

Registration Number 333-103293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

Indicate by check mark whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2008
Common Stock, no par value	1 Share

As of December 31, 2007, 1 share of the Registrant's common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

December 31, 2007

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item No.		Page

1.	Consolidated Financial Statements	1
	Consolidated Balance Sheets at December 31, 2007 and September 30, 2007	1
	Consolidated Statements of Income for the three months ended December 31, 2007 and 2006	2
	Consolidated Statements of Stockholder's Equity for the three months ended December 31, 2007, eight months ended May 31, 2007 and years ended September 30, 2007 and 2006	3
	Consolidated Statements of Cash Flows for the three months ended December 31, 2007 and 2006	4
	Condensed Notes to Consolidated Financial Statements	5
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
3.	Quantitative and Qualitative Disclosures About Market Risk	21
4.	Controls and Procedures	21

	PART II OTHER INFORMATION

1.	Legal Proceedings	22
6.	Exhibits	23

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

As of December 31, 2007 and September 30, 2007

(unaudited)

ASSETS

	December 31,	September 30,
	2007	2007
Cash and cash equivalents - restricted	$3,757,677	$3,540,231
Cash and cash equivalents - non-restricted	7,866,063	3,700,823
Investments - restricted	3,300,925	3,413,564
Investments - non-restricted	130,000	230,000

Net finance receivables	247,066,343	236,234,550

Furniture and equipment, net	711,368	747,342
Prepaid and other assets	4,818,144	6,083,591
Deferred policy acquisition costs	445,115	2,727,539
Goodwill	30,499,248	28,058,432
Intangibles - net	22,623,200	23,951,000

Total assets	$323,881,005	$308,687,072

LIABILITIES AND STOCKHOLDER'S EQUITY

Revolving credit line - banks	$16,179,495	$15,463,000
Accounts payable	1,823,460	1,725,005
Accrued expenses and other liabilities	5,168,814	3,877,235
Amortizing term notes	180,708,315	168,928,850
Investment notes	35,821,454	36,073,502
Deferred income tax liability	—	1,048,092

Total liabilities	239,701,538	227,115,684
Contingencies (Note 2)
Stockholder's equity:
Common stock, no par value; 1 share issued and outstanding	84,394,200	82,394,200
Retained earnings (deficit)	(214,733)	(822,812)

Total stockholder's equity	84,179,467	81,571,388

Total liabilities and stockholder's equity	$323,881,005	$308,687,072

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Operations

For the three months ended December 31, 2007 and December 31, 2006

(unaudited)

	Successor	Predecessor
	Three Months Ended December 31,	Three Months Ended December 31,
	2007	2006
Interest Income and Fees	$20,244,071	$20,366,042

Interest Expense	4,186,990	3,887,967

Net interest income before provision for loan losses	16,057,081	16,478,075
Provision for loan losses	7,257,546	7,907,335
Net Interest Income	8,799,535	8,570,740

Noninterest Income:
Insurance premiums and commissions earned, net	1,020,131	1,231,333
Other	(670)	510,060
Total noninterest income	1,019,461	1,741,393

Noninterest Expense:
Compensation and benefits	149,766	4,793,712
Management and record keeping services fee	6,559,853	—
Occupancy and equipment	90,585	1,052,048
Advertising	28,506	639,397
Professional and regulatory fees	132,041	725,455
Data processing	—	68,282
Amortization of intangibles	1,327,800	—
Other operating expenses	86,795	1,272,119
Total noninterest expense	8,375,346	8,551,013

Income before income taxes	1,443,650	1,761,120
Provision for income taxes	541,244	684,883
Net income	$902,406	$1,076,237

Net income per share, basic and diluted	$902,406.00	$62.81

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Stockholder's Equity

For the three months ended December 31, 2007, eight months ended May 31, 2007 and years ended September 30, 2007 and 2006

(unaudited)

	Total	Common Stock	Retained Earnings (Deficit)
Predecessor
Balance, September 30, 2006	39,010,057	1,713,600	37,296,457
Net income	3,035,085	—	3,035,085
Dividend paid ($583.60 per share)	(10,000,569)	—	(10,000,569)
Balance, May 31, 2007	$32,044,573	$1,713,600	$30,330,973

Successor
Balance, May 31, 2007	$—	$—	$—
Investment by parent	86,229,762	86,229,762	—
Additional capital contributed	7,432,000	7,432,000	—
Dividend of business operations to MCFC	(11,267,562)	(11,267,562)	—
Net loss	(822,812)	—	(822,812)
Balance, September 30, 2007	$81,571,388	$82,394,200	$(822,812)

Net income	902,406	—	902,406
Contingent payment by Parent	2,000,000	2,000,000
Adoption of FIN48 (see note 6)	(294,327)	—	(294,327)
Dividend paid	—	—	—
Balance, December 31, 2007	$84,179,467	$84,394,200	$(214,733)

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the three months ended December 31, 2007 and 2006

(unaudited)

	Successor	Predecessor
	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Cash flows from operating activities:
Net income	$902,406	$1,076,237
Items not requiring (providing) cash:
Provision for credit losses on finance receivables	7,257,546	7,907,335
Depreciation and amortization	887,166	351,538
Loss on disposal/donation of equipment	—	(778)
Changes in deferred fees - net	1,718,282	(14,590)
Changes in unearned premium reserves	(99,260)	176,091
Changes in:
Deferred income taxes	(841,441)	(1,483,566)
Accounts payable and accrued expenses	416,611	3,237,284
Prepaids and other assets	1,330,064	(696,108)

Net cash provided by operating activities	11,571,374	10,553,443

Cash flows from investing activities:
Loans originated	—	(53,535,804)
Loans purchased from affiliate	(55,875,828)	—
Loans purchased	(4,371,922)	(4,652,377)
Loans repaid	41,153,290	41,675,761
Capital expenditures	(27,000)	(44,131)
Change in restricted cash	(217,446)	(473,267)
Investments purchased - restricted	(1,082,003)	—
Investments purchased - non-restricted	—	(297)
Investments matured - restricted	1,199,276	410,000
Investments matured - non-restricted	100,000	—
Net cash used in investing activities	(19,121,633)	(16,620,115)

Cash flows from financing activities:
Net borrowing under lines of credit	716,495	5,526,436
Proceeds from borrowings	31,000,000	30,269,233
Repayment of borrowings	(20,000,996)	(16,537,427)
Dividends paid	—	(10,000,569)

Net cash provided by financing activities	11,715,499	9,257,673

Net increase in cash and equivalents	4,165,240	3,191,001

Cash and cash equivalents
Beginning of period	3,700,823	1,609,915

Cash and cash equivalents
End of period	$7,866,063	$4,800,916

Additional cash flow information:
Interest paid	$3,571,138	$3,327,375
Income taxes paid	$68,800	$—
Noncash financing activities:
Capital contribution from parent	$2,000,000	$—

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and December 31, 2006

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly-owned subsidiaries (collectively "we," "us," "our" or the "company"). All significant intercompany balances and transactions have been eliminated. We were acquired on May 31, 2007 by MidCountry Financial Corp, a Georgia corporation ("MCFC") as a wholly-owned subsidiary (the "Transaction"). We are now a wholly-owned first-tier subsidiary of MCFC.

Our accounting for the Transaction follows the requirements of Staff Accounting Bulletin ("SAB") 54, Topic 5-J and Statement of Accounting Standards No. 141, "Business Combinations," which require that purchase accounting treatment of the Transaction be "pushed down" to us resulting in the adjustment of all our net assets to their respective fair values as of the Transaction date.

Although we continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, the accompanying condensed consolidated financial statements represent two periods: Predecessor, first three months of fiscal 2007, and Successor, first three months of fiscal 2008.

There are significant differences in the way we operated in the Predecessor Period to the Successor Period. Certain fees and revenue we earned in the Predecessor Period are not collected in the Successor Period from our loans. We are outsourcing origination of military loans and servicing of all loans and pay a fee to MBD in the Successor Period for these activities. Our expenses include amortization of our intangible assets in the Successor Period pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets." While comparisons to prior periods are relevant, these changes have an effect on our financial condition, results of operations and cash flow.

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operation and certain assets and liabilities related to the origination and servicing of our finance receivables. MCFC contributed these operations to MidCountry Bank ("MCB") which is a wholly-owned subsidiary of MCFC. MCB formed the Military Banking Division ("MBD") which is composed exclusively of the assets and liabilities contributed from MCFC. This transaction is further described in "Note 2: Transaction and Dividend of Operations and Net Assets to MCFC." As part of the dividend, we entered into a Loan Sale and Master Services Agreement ("LSMS Agreement") with MBD. Under the LSMS Agreement, MBD is obligated to originate loans and we are obligated to purchase those loans that meet our business model and underwriting guidelines. Also under the LSMS Agreement, MBD will provide us with management and record keeping services. As part of the dividend, substantially all of our employees became employees of MBD. We pay fees for loans purchased and originated by MBD and management and record keeping services provided by MBD. The LSMS is further described in "Note 7: Related Party Transactions."

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri. Prior to June 1, 2007, we originated finance receivables exclusively to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. We also purchased finance receivables from retail merchants that sell consumer goods to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. We now purchase similar finance receivables from MBD and continue to purchase from retail merchants. Prior to June 1, 2007, we also sold non-loan related products and services including roadside assistance programs and discount cards. In connection with the Transaction, we discontinued the selling of ancillary products and services as of June 1, 2007.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited condensed consolidated financial statements and in disclosures of contingent assets and liabilities. We use estimates and employ the judgments of management in determining the amount of our allowance for credit losses, insurance claims and policy reserves, deferred loan origination costs, and establishing the fair value of its financial instruments. We also used estimates in assigning fair values to its assets and liabilities after the Transaction. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

Information with respect to December 31, 2007 and 2006, and the periods then ended, have not been audited by our independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations. The results of operations for the three months ended December 31, 2007 and 2006 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2007 and statements of stockholder's equity for the years ended September 30, 2007 and 2006 have been derived from the our audited consolidated balance sheet and statements of stockholder's equity.

NOTE 2: TRANSACTION AND DIVIDEND OF OPERATIONS AND NET ASSETS TO MCFC

In connection with the Transaction, MCFC paid the shareholders of PFI (the "Sellers") approximately $68.8 million in cash and 882,353 shares of MCFC's common stock. Under the related purchase agreement, MCFC is also required to pay the Sellers an additional $5 million in contingent payments, of which $4 million will be contributed to us and $1 million to MBD, if we meet any one of certain financial performance goals which will be evaluated and paid in two installments over the 24 months following the acquisition. These goals pertain to net revenue, net income, finance receivable and the number of customer relationships for the calendar year ending December 31, 2007 and 2008. As of December 31, 2007 we met our performance goals for the calendar year, requiring MCFC to pay the Sellers $2 million. This payment is required to be paid to the Sellers on March 31, 2008, and has been accrued for, as of December 31, 2007.

The Transaction was accounted for using the purchase method in accordance with SFAS 141, "Business Combinations."

The components of the purchase price at 09/30/2007 were as follows:

Stock in MCFC Financial Corp.	$15,000,000
Cash	68,800,473
Direct acquisition costs	492,000
Consideration paid	84,292,473
Assumption of liabilities	1,937,289
Total purchase price	$86,229,762

Updates to the purchase price allocated to us due to performance goals met and earned by us as of December 31, 2007:

Purchase price as of 09/30/2007	$86,229,762
Contingent accrual at 12/31/2007	2,000,000
Total purchase price as of 12/31/2007	$88,229,762

The purchase price as recorded above does not include $2 million in contingent payments for calendar year 2008, which have not been earned or paid.

The fair value assigned to intangible assets acquired and assumed liabilities is supported by valuations using estimates and assumptions provided by management. We also retained independent appraisers to assist in these valuations. The primary changes to the balance sheet are preliminary and reflect certain assets and liabilities as follows:

•	The recording of the fair value of our intangibles including customer relationships, agent relationships, vendor relationships and system technology;

•	The recording of the fair value of goodwill;
•	Elimination of the accumulated earnings; and
•	The recording of the fair value of fixed assets, investment notes, senior debt and finance receivables.

The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

Cash and other current assets	$10,990,773
Net finance receivables	238,366,357
Equipment and other assets	10,388,206
Goodwill	41,639,810
Intangible assets	26,200,000
Subtotal	327,585,146
Liabilities	(230,285,666)
Deferred income taxes, related to intangibles	(9,069,718)
Total	$88,229,762

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of its business operations and certain assets and liabilities related to the origination and servicing of finance receivables. MCFC contributed these operations to MCB which is a wholly-owned subsidiary of MCFC. MCB formed the MBD which is composed exclusively of the operation and assets and liabilities from us. Intangible assets were allocated to the operations and assets and liabilities as a dividend to MCFC based on relative fair values. The dividend is summarized as follows:

Cash and cash equivalents	$811,651
Property and Equipment	1,391,211
Goodwill	11,140,562
Intangibles	200,000
Due to parent	3,085,682
Other assets	687,559
Total Assets	17,316,665
Accrued expenses and other liabilities	(5,976,103)
Deferred tax liabilities, net	(73,000)
Total liabilities	(6,049,103)
Assets in excess of liabilities	$11,267,562

NOTE 3: FINANCE RECEIVABLES

Finance receivables at December 31, 2007 and September 30, 2007, consisted of the following:

	December 31,	September 30,
	2007	2007
	(unaudited)
Military receivables/loans	$274,191,942	$260,539,876
Retail installment contracts	18,981,807	19,238,395

Total finance receivables	293,173,749	279,778,271

Purchase adjustment (1)	(1,135,129)	(1,749,030)
Discounts and net deferred loan fees	(15,150,563)	(13,092,318)
Unearned insurance premium reserves	(6,610,499)	(6,718,659)
Insurance claims and policy reserves	(353,959)	(345,059)

Finance receivables - net of unearned fees and premiums	269,923,599	257,873,205

Allowance for credit losses	(22,857,256)	(21,638,655)

Finance receivables - net of allowance	$247,066,343	$236,234,550

(1)

Relates to the fair value adjustments recorded to finance receivables as part of the Transaction. During first quarter of fiscal 2008 we amortized approximately $613,900 of the purchase adjustment into income.

NOTE 4: GOODWILL AND INTANGIBLES

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired. Goodwill and intangible assets at December 31, 2007 are as follows:

	12/31/2007			9/30/2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer Relationships	$11,000,000	$(1,282,359)	$9,717,641	$11,000,000	$(710,000)	$10,290,000
Agent Relationships	700,000	(68,820)	$631,180	700,000	(38,000)	$662,000
Vendor Relationships	1,700,000	(169,468)	$1,530,532	1,700,000	(95,000)	$1,605,000
Trade Name	7,000,000	(542,906)	$6,457,094	7,000,000	(317,000)	$6,683,000
Technology	4,000,000	(544,362)	$3,455,638	4,000,000	(318,000)	$3,682,000
Valuation of Business Acquired	1,600,000	(768,885)	$831,115	1,600,000	(571,000)	$1,029,000

Total amortizable intangibles	$26,000,000	$(3,376,800)	$22,623,200	$26,000,000	$(2,049,000)	$23,951,000

Goodwill	$30,086,694	$—	$30,086,694	$28,058,432	$—	$28,058,432

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated bases over their estimated useful lives between three and ten years.

Management evaluated goodwill at September 30, 2007, in accordance with SFAS No. 142 and determined that there was no impairment. Management also evaluates amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments of amortizable intangible assets, as of September 30, 2007.

NOTE 5: NET INCOME SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of 1 for the first three months of fiscal year 2008 and 17,136 for the first three months of fiscal year 2007. There are no potentially dilutive securities issued and outstanding.

NOTE 6: INCOME PER TAXES

The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48,") dated June 2006. FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only when the position is "more likely than not" to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.

We adopted the provisions of FIN 48 on October 1, 2007. As a result, we recorded a charge of approximately $294,000 to the October 1, 2007, retained deficit. As of the adoption date, we had a gross unrecognized tax benefit (FIN48 liability) of approximately $1,020,000. Approximately $468,000, if recognized, would favorably affect our effective tax rate. There was no additional charge recorded for the period ended December 31, 2007. The FIN 48 liability is carried in other liabilities in the consolidated balance sheet as of December 31, 2007. Interest and penalties recognized are recorded as a component of income tax expense. Accrued interest and penalties were approximately $339,000 as of October 1, 2007 and $378,500 as of December 31, 2007.

NOTE 7: RELATED PARTY TRANSACTIONS

Due to the Transaction we entered into a LSMS Agreement with MBD. Under the LSMS agreement, we buy certain military loans that MBD originates and receive management and record keeping services. During the first quarter of fiscal 2008, the total loans, net of deferred fees, we purchased from MBD pursuant to the LSMS agreement were $55.9 million. Total expenses paid to MBD during this period for services received for management and record keeping services pursuant to the LSMS agreement were $6.6 million.

NOTE 8: NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which enhances existing guidance for measuring assets and liabilities using fair values. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provision of SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial condition and results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. ("PFS"), with its wholly owned subsidiaries (collectively "we," "us," "our" or the "company"), contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management's intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our annual report on Form 10-K for the period ended September 30, 2007 ("annual report") under Item 1A—Risk Factors. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements keep these risk factors in mind. These forward-looking statements are made as of the date of this filing. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Overview

We are a wholly-owned subsidiary of MidCountry Financial Corp., a Georgia corporation ("MCFC"). Prior to May 31, 2007, we were a wholly-owned subsidiary of Pioneer Financial Industries, Inc., a Nevada corporation ("PFI"). On May 31, 2007, MCFC acquired 100% of PFI's common stock (the "Transaction"). The Transaction resulted in a change in control effective May 31, 2007. Pursuant to the Transaction, MCFC reorganized our operations. Prior to June 1, 2007, we originated loans exclusively to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. In connection with the Transaction, activities related to the origination and servicing of loans are now being conducted by our affiliate, the Military Banking Division of MidCountry Bank (a wholly-owned subsidiary of MCFC and referred to throughout as "MBD"). In addition, generally all of our former employees work for MBD.

We purchase consumer loans, on a worldwide basis, made exclusively to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We purchase primarily from two different types of sources. Our largest source of military loans is MBD, an affiliate who originates direct loans through a network of loan production offices and via the Internet. Military families use these loan proceeds to purchase goods and services. We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We plan to hold these military loans and retail installment contracts until repaid. We have entered into a Loan Sale and Master Services Agreement ("LSMS") with MBD which outlines the terms of the sale and servicing of these loans.

Finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants. All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the first three months of fiscal 2008, the size of the average finance receivable at origination was approximately $3,292. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history, which may not allow them to build relationships with these sources.

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

Lending and Servicing Operations

Primary Supplier of Loans

We have retained MBD as a primary supplier of loans. Under the LSMS Agreement, MBD is obligated to use our underwriting criteria (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance). This criteria primarily requires the following:

•	All borrowers must be U.S. military personnel and U.S. defense department employees.
•	All potential borrowers must complete standardized credit applications either in person at one of MBD's loan production offices or online via the Internet.
•

A thorough review must be conducted on all applicants' military service history. This includes verification of status including rank and credit history using major credit reporting. Other review procedures may be conducted as deemed necessary.

•	Loan repayment terms must generally be structured to repay the entire loan prior to the customer's estimated separation from the military.

To the extent MBD originates loans under these standards, MBD is obligated to sell such loans, net of deferred loans, to us and we are obligated to purchase such loans. Loans purchased from MBD and those previously originated by us prior to the transaction are referred to as "military loans." See our annual report under "Item 1A. Risk Factors— MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines. Each of these may materially adversely affect our business operations, cash flow, results of operations, financial condition and profitability."

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

For the loans we purchase, MBD now uses our proprietary underwriting guidelines and scoring model when it originates loans. Under these guidelines, in evaluating the creditworthiness of potential customers, MBD primarily examines the individual's debt to income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from that discretionary income. Loan repayment terms are generally structured to repay the entire loan prior to the customer's estimated separation from the military. However, when we purchase loans from MBD, we can not predict when or whether a customer may unexpectedly leave the military or when or whether other events could occur which result in not being repaid prior to a customer's departure from the military.

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

Retail Installment Contracts. We also purchase retail installment contracts, which meet our quality standards and return on investment objectives from approximately 90 retail merchants. Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. We generally acquire these contracts without recourse to the originating merchant. However, some retail merchant reserve agreements allow us to withhold funds from the merchant's proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible. Retail installment contracts generally have maximum terms of 48 months.

Management and Record Keeping Services

We have retained MBD to provide management and record keeping services pursuant to the "LSMS." MBD will service our finance receivables in the same manner as we did prior to the Transaction. For these management and record keeping services, we pay MBD a monthly fee in an amount equal to .67% (8% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index. Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and NSF fees, associated with these loans and retail installment contracts. For these services, we also pay MBD an annual fee of $32.00 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee will be paid in monthly installments. This fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index. The "LSMS" may be terminated by either party with 180 days written notice and expires on May 13, 2012. To facilitate MBD's servicing of the military loans and retail installment contracts, we have granted MBD (i) the non-exclusive rights to use certain intellectual properties, including our trade names and service marks, and (ii) the right to use our Daybreak system and related hardware and software. We have also granted MBD non-exclusive rights to market additional products and services to our U.S. military borrowers. We retain all other borrower relationships.

Sources of Income

We obtain revenues primarily from interest earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased. We also earn revenues from credit reinsurance premiums. For purposes of the following discussion, "revenues" means the sum of our finance income and reinsurance premiums.

In the first quarter of fiscal 2008, our revenues and resulting income came primarily from interest income derived from direct consumer lending and retail installment contracts and credit reinsurance premiums.

Finance Receivables

Our finance receivables are comprised of "military loans" and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	Successor	Predecessor
	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
	(dollars in thousands, except for average note balance)
Finance Receivables:
Total Finance receivables balance	$293,174	$290,895
Average note balance	$2,697	$2,736
Total interest income and fees	$20,244	$20,366
Total number of notes	108,713	106,306

Military Loans:
Total military receivables	$274,192	$267,986
Percent of total finance receivables	93.53%	92.12%
Average note balance	$2,775	$2,840
Number of notes	98,810	94,363

Retail Installment Contracts:
Total retail installment contract receivables	$18,982	$22,909
Percent of total finance receivables	6.47%	7.88%
Average note balance	$1,917	$1,918
Number of notes	9,903	11,943

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds. Some states and federal statutes regulate the interest rates that may be charged to our customers. In addition, competitive market conditions also impact the interest rates.

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

The following table presents important data relating to our net interest margin as of the ends of the periods presented:

	Successor	Predecessor
	Three Months Ended December 31,	Three Months Ended December 31,
	2007	2006
	(dollars in thousands)
Total finance receivables balance	$293,174	$290,895

Average total finance receivables (1)	$288,066	$285,760

Average interest bearing liabilities (1)	$226,952	$222,242

Total interest income and fees	$20,244	$20,366

Total interest expense	$4,187	$3,888

(1) Averages are computed using month-end balances.

Results of Operations

Our accounting for the Transaction follows the requirements of Staff Accounting Bulletin ("SAB") 54, Topic 5-J, and Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which require that purchase accounting treatment of the Transaction be "pushed down," resulting in the adjustment of all of our net assets to their respective fair values as of the Transaction date. Although we continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, our consolidated financial statements are presented for two periods:  Predecessor and Successor, which relate to the period preceding the Transaction, the three months ended December 31, 2006, and the period succeeding the Transaction, the three months ended December 31, 2007, respectively.

There are significant differences in the way we operated in the Predecessor Period to the Successor Period. Certain fees and revenue we earned in the Predecessor Period are not collected in the Successor Period. We are outsourcing origination of military loans and servicing of all loans and pay a fee to MBD in the Successor Period for these activities. Our expenses include amortization of our intangible assets in the Successor Period pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets." While comparisons to prior periods are relevant, these changes have a material effect on our financial condition, results of operations and cash flow.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Total Finance Receivables. Our aggregate finance receivables increased 4.8% during the first quarter of fiscal 2008 to $293.2 million on December 31, 2007 from $279.8 million on September 30, 2007. Increased loan purchases from MBD, in the first quarter of fiscal 2008 helped to contribute to the highest dollar amount of finance receivables in our history. Historically, the first quarter has had increased originations. Our primary supplier of loans, MBD, saw an increase in its originations of military loans during the first quarter of fiscal 2008 over what we originated for the same period in fiscal 2007, thus increasing our ability to acquire more loans. Our average finance receivables also increased during this period from $285.5 million in the first quarter of fiscal 2007 to $288.1 million in the first quarter of fiscal 2008.

Finance Revenues. Finance revenues, which were 94.8% of our total revenue, for the first quarter of fiscal 2008 decreased slightly to $20.2 million from $20.4 million for the first quarter of fiscal 2007, a decrease of $0.2 million or 1.0%. As part of the Transaction, MBD now retains certain fees related to military loans. These fees amounted to approximately $2.0 million in the first three months of fiscal 2007. This loss of fees attributed to the reduction in revenues. This reduction was mostly offset by the increase in average finance receivables. The increase in average finance receivables resulted in an increase in revenue of approximately $1.4 million.

Interest Expense. Interest expense in the first quarter of fiscal 2008 increased to $4.2 million from $3.9 million in the first quarter of fiscal 2007, an increase of $.3 million or 7.7%. Our average interest bearing liabilities for the three months ended December 31, 2007 increased by $4.7 million or 2.1% compared to the three months ended December 31, 2006. The weighted average interest rate increased to 7.4% in the first quarter of fiscal 2008 from 7.0% in the first quarter of fiscal 2007. This increase is primarily due to a reduction in lower cost amortizing notes placed in previous years which have now reached maturity. The average rate being paid on amortizing notes maturing in first quarter of fiscal 2008 was 5.5%, compared to an average rate of 6.9% paid for replacement amortizing notes during the same time period.

Provision for Credit Losses. The provision for credit losses in the first quarter of fiscal 2008 decreased to $7.3 million from $7.9 million in the first quarter of fiscal 2007, a decrease of $.6 million or 8.2%. This decrease is due to a positive trend in our net charge-offs. First quarter of 2008 net charge offs decreased 8.4% compared to net charge offs for the fourth quarter of fiscal 2007. Allowance for credit losses at December 31, 2007 increased to $22.9 million compared to $21.6 million at September 30, 2007. This increase is primarily the result of the increase in finance receivables. Although our net charge offs are showing positive trends we are continuing to maintain the level of the allowance due to uncertainty in the economic environment and more frequent and longer term deployments in the military market.

Noninterest Expenses. Noninterest expenses in the first quarter of fiscal 2008 decreased to $8.4 million from $8.6 million in the first quarter of fiscal 2007, a decrease of $.2 million or 2.3%. Included in first quarter fiscal 2008 are $1.3 million of amortizing intangibles that are not applicable to the first quarter of 2007. As a result of the Transaction, we now pay MBD a management and record keeping fee to reimburse for services now performed after the reorganization of our business operations. For the first quarter of fiscal 2008 this expense was $6.6 million.

Net Income. Income before taxes in the first quarter of fiscal 2008 was $1.4 million and net income was $.9 million compared to income before taxes of $1.8 million and net income of $1.1 million during the first quarter of fiscal 2007. These decreases were primarily attributed to amortization of intangibles of $1.3 million for the first quarter of fiscal 2008. We did not have intangibles prior to the Transaction. The resulting $1.1 million increase in net income after the affect of intangibles is primarily due to better cost control.

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

For the first quarter of fiscal 2007, finance receivables were charged-off when management deemed them to be uncollectible through normal collection procedures or before they become 270 days past due.

In connection with the Transaction, we changed our charge-off methodology to coordinate it with MCFC's charge-off methodology. Accordingly, we now charge-off finance receivables at 180 days past due or earlier if management deems it appropriate.

	As of December 31,	As of September 30,
	2007	2007
	(dollars in thousands)
Total finance receivables	$293,174	$279,778

Total finance receivables balances 60 days or more past due	$11,345	$11,693

Total finance receivables balances 60 days or more past due as a percent of total finance receivables	3.87%	4.18%

Credit Loss Experience and Provision for Credit Losses

General. The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. We utilize a statistical model based on potential credit risk trends incorporating both historical and prospective factors to estimate losses. These results and management's judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See our annual report "Item 1A. Risk Factors – If a customer leaves the military prior to repaying loans, there is an increased risk loans will not be repaid."

Military Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Our primary sources of charge-offs occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments. Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer's estimated separation from the military. When buying loans, however we, cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military. Nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. Another source of loss is when a customer declares bankruptcy. See our annual report "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Nonearning Assets."

In connection with the Transaction, we implemented a change in our charge-off methodology to charge-off loans no later than 180 days delinquent from 270 days delinquent.

The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans as of the ends of the periods presented:

	Successor	Predecessor
	Three Months Ended December 31,	Three Months Ended December 31,
	2007	2006
	(dollars in thousands)
Military Loans:
Loans charged-off	$6,416	$5,132
Less recoveries	545	374
Net charge-offs	$5,871	$4,758

Average military receivables (1)	$269,106	$262,713
Percentage of net charge-offs to average military receivables	8.73%	7.24%

(1) Averages are computed using month-end balances.

Retail Installment Contracts. Under some of our arrangements with retail merchant, we may withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased. The amounts withheld from a particular retail merchant are recorded in a specific reserve account. Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its specific reserve account, as specified in the agreement. Upon the retail merchant's request, and no more often than annually, we will pay the retail merchant the amount by which its specific reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant. Our allowance for credit losses is charged only to the extent that the loss on a retail installment contract exceeds the originating retail merchant's specific reserve account at the time of the loss.

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the ends of the periods presented.

	Successor	Predecessor
	Three Months Ended December 31,	Three Months Ended December 31,
	2007	2006
	(dollars in thousands)
Retail Installment Contracts:
Contracts charged-off	$193	$74
Less recoveries	25	21
Net charge-offs	$168	$53

Average retail installment contact receivables (1)	$18,960	$23,047
Percentage of net charge-offs to retail installment contract receivables	3.54%	0.92%
(1) Averages are computed using month-end balances.

Allowance for Credit Losses. The following table presents our allowance for credit losses on finance receivables as of the ends of the periods presented:

	Successor	Predecessor
	Three Months Ended December 31,	Three Months Ended December 31,
	2007	2006
	(dollars in thousands)
Average total finance receivables (1)	$288,066	$285,760
Provision for credit losses	$7,258	$7,907
Net charge-offs	$6,039	$4,811
Net charge-offs as a percentage of average total finance receivables	8.39%	6.73%
Allowance for credit losses	$22,858	$19,202
Allowance as a percentage of average total finance receivables	7.93%	6.72%
(1) Averages are computed using month-end balances.

We maintain an allowance for credit losses, which represents management's best estimate of probable losses in the outstanding finance receivable portfolio. The allowance for credit losses is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provision for finance receivable losses are charged to earnings to bring the total allowance to a level considered necessary by management. As the portfolio of finance receivables consists of a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as groups. Management considers numerous factors in estimating losses in our credit portfolio, including the following:

•	Prior credit losses and recovery experience
•	Current economic conditions
•	Current finance receivable delinquency trends
•	Demographics of the current finance receivable portfolio

In connection with the Transaction, we changed our charge-off methodology to coordinate it with MCFC's charge-off policy. MCFC charges-off delinquent loans when management deems them to be uncollectible or when they become 180 days past due on a recency basis. Prior to the Transaction, we used a maximum of 270 days past due.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the ends of the periods presented:

	Successor	Predecessor
	Three Months Ended December 31,	Three Months Ended December 31,
	2007	2006
	(dollars in thousands)
Balance, beginning of period	$21,639	$16,106
Charge-offs:
Loans charged-off	(6,609)	(5,206)
Recoveries	570	395
Net charge-offs	(6,039)	(4,811)
Provision for credit losses	7,258	7,907
Balance, end of period	$$22,858	$19,202

Loan Acquisition / Origination

Asset growth is the most important factor in determining our future revenues. We are dependent upon MBD and retail merchants to increase their originations for our future growth. Loans originated by us or purchased from MBD or retail merchants increased for the first three months of fiscal 2008 to $96.0 million from $90.6 million in loans originated and purchased for the first three months of fiscal year 2007, an increase of $5.4 million or 6.0%. See "Results of Operations – Three Months Ended December 31, 2007 Compared to the Three Months ended December 31, 2006 – Finance Receivables."

The following table sets forth our overall loan originations and lending activities by military loans and retail installment contracts as of the ends of the periods presented:

	Successor	Predecessor
	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
	(dollars in thousands, except for average note amounts)
Total Loans Acquired/Originated:
Gross balance	$96,019	$90,611
Number of finance receivable notes	29,163	25,332
Average note amount	$3,292	$3,577

Military Loans:
Gross balance	$91,626	$85,746
Number of finance receivable notes	27,599	23,702
Average note amount	$3,320	$3,618

Retail Installment Contracts:
Gross balance	$4,393	$4,865
Number of finance receivable notes	1,564	1,630
Average note amount	$2,809	$2,985

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry. Our principal use of cash is to purchase military loans and retail installment contracts. We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and operations, and the cash generated from loan repayments and operations. This amount is generally cash used in investing activities. Cash used in investing activities in the first three months of fiscal year 2008 was approximately $19.5 million, which was funded from operating activities of $12.0 million and $11.7 million from financing activities. Cash used in investing activities in the first three months of fiscal year 2007 was approximately $16.6 million, which was funded from operating activities of $10.6 million and $9.3 million from financing activities.

In the first three months of fiscal 2007, financing activities primarily consisted of borrowings and repayments relating to bank debt, an unsecured revolving credit line from our parent, investment notes and dividends. We have not sold any investment notes since December 31, 2006. In the first three months of fiscal 2008, financing activities primarily consist of borrowing and repayments relating to our Senior Lending Agreement. We anticipate that our cash inflow from operations and borrowings under our Senior Lending Agreement will be adequate to meet our cash outflows to fund anticipated growth in finance receivables, operating expenses, repayment of indebtedness, and planned capital expenditures.

On or before March 31st of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of December 31, 2007, all the banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in fundings up to an aggregate of $326.0 million.

Senior Indebtedness-Bank Debt. As of December 31, 2007 we had $197.2 million of senior debt outstanding compared to $184.8 million at September 30, 2007, an increase of $12.4 million or 6.7%. Our senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of December 31, 2007, we could request up to $24.6 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of December 31, 2007, we were in compliance with all loan covenants.

Senior Indebtedness-Related Party. We had a revolving line of credit, payable on demand, from our former parent, Pioneer Financial Industries, Inc. Interest on this facility accrued at the prime rate plus 2%. At December 31, 2006, there was $.5 million outstanding under this credit facility with an interest rate of 10.25%. As of December 31, 2007 we had no outstanding line of credit with a related party.

Senior Indebtedness Table. As of December 31, 2007 and September 30, 2007, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of the following amounts for the ends of the periods presented:

	As of December 31,	As of September 30,
	2007	2007
	(dollars in thousands)
Revolving Credit Line (1):
Total facility	$48,000	$45,000
Balance at end of period	$16,179	$15,463
Maximum available credit (3)	$31,821	$29,537

Term Notes (2):
Total facility	$278,000	$260,000
Balance at end of period	$180,988	$169,345
Maximum available credit (3)	$118,980	$116,100

Total Revolving and Term Notes (1) (2):
Total facility	$326,000	$305,000
Balance at end of period	$197,167	$184,808
Maximum available credit (3)	$150,801	$145,637
Credit facility available (4)	$24,623	$27,558

Percent utilization of the total facility	60.48%	60.59%

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

Outstanding Investment Notes. Prior to December 31, 2006, we funded certain capital and financial needs through the sale of investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of December 31, 2007, we had outstanding $35.1 million of these notes at a weighted average interest rate of 9.36%. We do not intend to issue any additional investment notes at this time.

As part of the Transaction, we recorded certain liabilities at market value. The table below is a reconciliation of these adjustments as of December 31, 2007.

	Amortizing Term Notes	Investment Notes
Notional value	$180,988,375	$35,059,904
Purchase adjustment (1)	(280,060)	761,550
Recorded Value	$180,708,315	$35,821,454

(1) Relates to the fair value adjustment recorded as part of the Transaction.

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

The following shows the estimated impact on earnings of changes in interest rates on variable rate debt:

Decrease/increase:	-2%	-1%	0%	+1%	+2%
Revolving credit line	$(323,590)	$(161,795)	$—	$161,795	$323,590
Amortizing term notes	(1,375,819)	(624,005)	127,808	879,622	1,631,436
Total impact on interest expense	$(1,699,409)	$(785,800)	$127,808	$1,041,417	$1,955,026

ITEM 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are currently involved in various litigation matters in the ordinary course of business.

ITEM 6. Exhibits

Exhibit No.	Description
3.1

Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 18, 2003 (Commission No. 333-103293) (the "Initial Registration Statement").

3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of the Initial Registration Statement).
3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.3 of the Initial Registration Statement).
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
4.9

Amended and Restated Senior Lending Agreement dated May 31, 2007 among us and various banks named therein. (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated May 31, 2007 and filed with the Securities and Exchange Commission on June 6, 2007).

4.11	Form of Rate Supplement (Incorporated by reference to Exhibit 4.11 of the Post Effective Amendment No. 2).
4.12	Form of IRA Application (Incorporated by reference to Exhibit 4.12 of the Post Effective Amendment No. 2).
4.13	Form of Offer to Purchase (Incorporated by reference to Exhibit 4.13 of the Post Effective Amendment No. 2).
4.14	Form of IRA Application.
10.6	Trademark Licensing Agreement dated October 10, 2000 between us and Pioneer Licensing Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Initial Registration Statement).
10.11

Loan Sale and Master Servicing Agreement dated as of June 1, 2007 between us and MBD (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 31, 2007 and filed with the Securities and Exchange Commission on June 6, 2007).

21	Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER FINANCIAL SERVICES, INC.

	By:	/s/ Thomas H. Holcom
Thomas H. Holcom
Chief Executive Officer

April 1, 2008