Form 10-Q/A
period 2007-12-31
PIONEER FINANCIAL SERVICES INC
filed 2008-04-07
CIK 1216752

Registration Number 333-103293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Pursuant to Rule 103 of Regulation S-T of the Securities and Exchange Commission, this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2008 (the “Original Filing”) to amend and supersede in its entirety the Original Filing. The Original Filing should not be relied upon. The error in the Original Filing was made as a result of an electronic transmission error caused by an inadvertent clerical mistake by a third-party EDGAR filing service that was outside the control of the registrant and was not authorized by the registrant. Other than correction of this clerical mistake, we have not modified or updated the other disclosures presented in our Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced in this Explanatory Note.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

As of December 31, 2007 and September 30, 2007

(unaudited)

ASSETS

	December 31,	September 30,
	2007	2007
Cash and cash equivalents - restricted	$3,757,677	$3,540,231
Cash and cash equivalents - non-restricted	7,866,063	3,700,823
Investments - restricted	3,300,925	3,413,564
Investments - non-restricted	130,000	230,000

Net finance receivables	247,066,343	236,234,550

Furniture and equipment, net	711,368	747,342
Prepaid and other assets	4,818,144	6,083,591
Deferred policy acquisition costs	2,662,922	2,727,539
Deferred income tax assets	445,115	—
Goodwill	30,499,248	28,058,432
Intangibles - net	22,623,200	23,951,000

Total assets	$323,881,005	$308,687,072

LIABILITIES AND STOCKHOLDER'S EQUITY

Revolving credit line - banks	$16,179,495	$15,463,000
Accounts payable	1,823,460	1,725,005
Accrued expenses and other liabilities	5,168,814	3,877,235
Amortizing term notes	180,708,315	168,928,850
Investment notes	35,821,454	36,073,502
Deferred income tax liability	—	1,048,092

Total liabilities	239,701,538	227,115,684
Contingencies (Note 2)
Stockholder's equity:
Common stock, no par value; 1 share issued and outstanding	84,394,200	82,394,200
Retained earnings (deficit)	(214,733)	(822,812)

Total stockholder's equity	84,179,467	81,571,388

Total liabilities and stockholder's equity	$323,881,005	$308,687,072

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

April 7, 2008