Form 10-Q
period 2008-03-31
PIONEER FINANCIAL SERVICES INC
filed 2008-05-14
CIK 1216752

Registration Number 333-103293

==================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number: 333-103293

Pioneer Financial Services, Inc.

(Exact name of Registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	44-0607504 (I.R.S. Employer Identification No.)

4700 Belleview Avenue, Suite 300, Kansas City, Missouri (Address of principal executive office)	64112 (Zip Code)

Registrant’s telephone number, including area code: (816) 756-2020

(Former name, former address and former fiscal year, if

changed since last report)

Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2008
Common Stock, no par value	1 share

As of March 31, 2008, 1 share of the Registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2008

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

As of March 31, 2008 and September 30, 2007

(unaudited)

ASSETS

	March 31,	September 30,
	2008	2007

Cash and cash equivalents - restricted	$4,309,578	$3,540,231
Cash and cash equivalents - non-restricted	5,368,538	3,700,823
Investments - restricted	3,103,559	3,413,564
Investments - non-restricted	130,000	230,000

Net finance receivables	241,976,366	236,234,550

Furniture and equipment, net	672,289	747,342
Deferred income tax asset	754,756	—
Prepaid and other assets	4,943,302	6,083,591
Deferred policy acquisition costs	2,627,850	2,727,539
Goodwill	30,499,248	28,058,432
Intangibles - net	21,295,400	23,951,000

Total assets	$315,680,886	$308,687,072

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$15,725,000	$15,463,000
Accounts payable	1,821,897	1,725,005
Accrued expenses and other liabilities	6,419,968	3,877,235
Amortizing term notes	170,837,133	168,928,850
Investment notes	35,328,603	36,073,502
Deferred income tax liability	—	1,048,092

Total liabilities	230,132,601	227,115,684
Contingencies (Note 2)
Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	84,394,200	82,394,200
Retained earnings (deficit)	1,154,085	(822,812)

Total stockholder’s equity	85,548,285	81,571,388

Total liabilities and stockholder’s equity	$315,680,886	$308,687,072

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Operations

For the three and six months ended March 31, 2008 and March 31, 2007

(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,	Six Months Ended March 31,	Six Months Ended March 31,
	2008	2007	2008	2007

Interest Income and Fees	$20,315,027	$19,524,929	$40,559,099	$39,890,971

Interest Expense	4,133,452	4,030,992	8,320,441	7,918,959

Net interest income before provision for credit losses	16,181,575	15,493,937	32,238,658	31,972,012
Provision for credit losses	5,836,614	7,695,475	13,094,160	15,602,810
Net Interest Income	10,344,961	7,798,462	19,144,498	16,369,202

Noninterest Income:
Insurance premiums and commissions earned, net	953,195	1,120,351	1,973,326	2,351,684
Other	190	332,389	(480)	843,227
Total noninterest income	953,385	1,452,740	1,972,846	3,194,911

Noninterest Expense:
Compensation and benefits	142,338	4,282,691	292,104	9,076,403
Management and record keeping services fee	6,695,742	—	13,255,595	—
Occupancy and equipment	99,279	948,659	189,827	2,001,485
Advertising	6,706	548,166	35,212	1,187,563
Professional and regulatory fees	534,527	505,434	666,569	1,230,890
Data processing	—	55,791	—	124,073
Amortization of intangibles	1,327,800	—	2,655,600	—
Other operating expenses	184,824	1,297,255	271,656	2,569,374
Total noninterest expense	8,991,216	7,637,996	17,366,563	16,189,788

Income before income taxes	2,307,130	1,613,206	3,750,781	3,374,325
Provision for income taxes	938,313	606,150	1,479,557	1,291,033
Net income	$1,368,817	$1,007,056	$2,271,224	$2,083,292

Net income per share, basic and diluted	$1,368,817	$58.77	$2,271,224	$121.57

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Stockholder’s Equity

For the six months ended March 31, 2008, four months ended September 30, 2007 and the eight months ending May 31, 2007

(unaudited)

	Total	Common Stock	Retained Earnings (Deficit)
Predecessor
Balance, September 30, 2006	39,010,057	1,713,600	37,296,457

Net income	3,035,085	—	3,035,085
Dividend paid ($583.60 per share)	(10,000,569)	—	(10,000,569)

Balance, May 31, 2007	$32,044,573	$1,713,600	$30,330,973

Successor

Balance, May 31, 2007	$—	$—	$—
Investment by parent	86,229,762	86,229,762	—
Additional capital contributed	7,432,000	7,432,000	—
Dividend of business operations to MCFC	(11,267,562)	(11,267,562)	—
Net loss	(822,812)	—	(822,812)

Balance, September 30, 2007	$81,571,388	$82,394,200	$(822,812)

Net income	2,271,224	—	2,271,224
Capital Contribution by Parent	2,000,000	2,000,000
Adoption of FIN48 (see note 6)	(294,327)		(294,327)

Balance, March 31, 2008	$85,548,285	$84,394,200	$1,154,085

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the six months ended March 31, 2008 and 2007

(unaudited)

	Successor	Predecessor
	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007

Cash flows from operating activities:
Net income	$2,271,224	$2,083,292
Items not requiring (providing) cash:
Provision for credit losses on finance receivables	13,094,160	15,602,810
Depreciation and amortization	1,873,115	716,094
Loss on disposal/donation of equipment	—	105,059
Changes in deferred fees - net	1,153,877	958,144
Changes in unearned premium reserves	(209,543)	2,323,879
Fin 48 Reserve	44,298	—
Deferred income taxes	(1,126,186)	(2,046,568)
Changes in:
Accounts payable and accrued expenses	2,008,418	3,032,700
Prepaids and other assets	1,239,978	(1,044,742)

Net cash provided by operating activities	20,349,341	21,730,668

Cash flows from investing activities:
Loans originated	—	(87,540,427)
Loans purchased from affiliate	(95,905,928)	—
Loans purchased	(8,174,873)	(8,699,330)
Loans repaid	85,398,222	83,021,462
Capital expenditures	(52,515)	(279,697)
Change in restricted cash	(769,347)	(1,495,123)
Investments purchased - restricted	(1,625,381)	(1,507,564)
Investments matured - restricted	1,943,276	2,050,000
Investments matured - non-restricted	100,000	285,000
Net cash used in investing activities	(19,086,546)	(14,165,679)

Cash flows from financing activities:
Net borrowing under lines of credit	262,000	1,256,947
Proceeds from borrowings	41,000,000	37,785,224
Repayment of borrowings	(40,857,080)	(34,330,174)
Dividends paid	—	(10,000,571)

Net cash provided by financing activities	404,920	(5,288,574)

Net increase in cash and equivalents	1,667,715	2,276,415

Cash and cash equivalents
Beginning of period	3,700,823	1,609,915

Cash and cash equivalents
End of period	$5,368,538	$3,886,330

Additional cash flow information:
Interest paid	$7,224,262	$6,920,786
Income taxes paid	$170,060	$1,700,000
Noncash financing activities:
Capital contribution from parent	$2,000,000

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and March 31, 2007

(Unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly-owned subsidiaries (collectively “we,” “us,” “our” or the “company”). All significant intercompany balances and transactions have been eliminated. We were acquired on May 31, 2007 by MidCountry Financial Corp, a Georgia corporation (“MCFC”) as a wholly-owned subsidiary (the “Transaction”). We are now a wholly-owned first-tier subsidiary of MCFC.

Our accounting for the Transaction follows the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J and Statement of Accounting Standards No. 141, “Business Combinations,” which require that purchase accounting treatment of the Transaction be “pushed down” to us resulting in the adjustment of all our net assets to their respective fair values as of the Transaction date.

Although we continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, the accompanying condensed consolidated financial statements represent two periods: Predecessor, first three and six months of fiscal 2007, and Successor, first three and six months of fiscal 2008.

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operation and certain assets and liabilities related to the origination and servicing of our finance receivables. MCFC contributed these operations to MidCountry Bank (“MCB”) which is a wholly-owned subsidiary of MCFC. MCB formed the Military Banking Division (“MBD”) which is composed exclusively of the assets and liabilities contributed from MCFC. This transaction is further described in “Note 2: Transaction and Dividend of Operations and Net Assets to MCFC.” As part of the dividend, we entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD. Under the LSMS Agreement, MBD is obligated to originate loans and we are obligated to purchase those loans that meet our business model and underwriting guidelines. Also under the LSMS Agreement, MBD will provide us with management and record keeping services. As part of the dividend, substantially all of our employees became employees of MBD. We pay fees for loans purchased and originated by MBD and management and record keeping services provided by MBD. The LSMS is further described in “Note 7: Related Party Transactions.”

There are significant differences in the way we operated in the Predecessor Period to the Successor Period. Certain fees and revenue we earned in the Predecessor Period are not collected in the Successor Period from our loans. Under the LSMS Agreement, in the Successor Period we are outsourcing to MBD (a) origination of loans to US military personnel and US Department of Defense employees (collectively “military loans”) and (b) servicing of all loans. Our expenses include amortization of our intangible assets in the Successor Period pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” While comparisons to prior periods are relevant, these changes have an effect on our financial condition, results of operations and cash flow.

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

Information with respect to March 31, 2008 and 2007, and the periods then ended, have not been audited by our independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations. The results of operations for the three and six months ended March 31, 2008 and 2007 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2007 and statements of stockholder’s equity for the years ended September 30, 2007 and 2006 have been derived from the our audited consolidated balance sheet and statements of stockholder’s equity.

NOTE 2: TRANSACTION AND DIVIDEND OF OPERATIONS AND NET ASSETS TO MCFC

In connection with the Transaction, MCFC paid the shareholders of PFI (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC is also required to pay the Sellers an additional $5 million in contingent payments, of which $4 million will be contributed to us and $1 million to MBD, if we meet any one of certain financial performance goals which will be evaluated and paid in two installments over the 24 months following the acquisition. These goals pertain to net revenue, net income, finance receivable and the number of customer relationships for the calendar year ending December 31, 2007 and 2008. As of December 31, 2007 we met our performance goals for the calendar year, requiring MCFC to pay the Sellers $2 million. .

The Transaction was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.”

The components of the purchase price are as follows:

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

Cash and cash equivalents	$811,651
Property and Equipment	1,391,211
Goodwill	11,140,562
Intangibles	200,000
Due to parent	3,085,682
Other assets	687,559
Total Assets	17,316,665
Accrued expenses and other liabilities	(5,976,103)
Deferred tax liabilities, net	(73,000)
Total liabilities	(6,049,103)
Assets in excess of liabilities	$11,267,562

NOTE 3: FINANCE RECEIVABLES

Finance receivables at March 31, 2008 and September 30, 2007, consisted of the following:

	March 31,	September 30,
	2008	2007

Military receivables/loans	$268,780,687	$260,539,276
Retail installment contracts	18,385,011	19,238,996

Total finance receivables	287,165,698	279,778,272

Purchase adjustment (1)	(651,299)	(1,749,030)
Discounts and net deferred loan fees	(14,826,602)	(13,092,318)
Unearned insurance premium reserves	(6,445,622)	(6,718,659)
Insurance claims and policy reserves	(408,553)	(345,059)

Finance receivables - net of unearned fees and premiums	264,833,622	257,873,206

Allowance for credit losses	(22,857,256)	(21,638,656)

Finance receivables - net of allowance	$241,976,366	$236,234,550

(1) Relates to the fair value adjustments recorded to finance receivables as part of the Transaction. During the second quarter of fiscal 2008, we amortized approximately $483,831 of the purchase adjustment into income. Year to date amortized total equals $1,097,731.

NOTE 4: GOODWILL AND INTANGIBLES

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired. Goodwill and intangible assets at March 31, 2008 are as follows:

	March 31, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amoritzation	Net Carrying Value

Customer Relationships	$11,000,000	$(1,854,718)	$9,145,282	$11,000,000	$(710,000)	$10,290,000
Agent Relationships	700,000	(99,640)	$600,360	700,000	(38,000)	$662,000
Vendor Relationships	1,700,000	(243,936)	$1,456,064	1,700,000	(95,000)	$1,605,000
Trade Name	7,000,000	(768,812)	$6,231,188	7,000,000	(317,000)	$6,683,000
Technology	4,000,000	(770,724)	$3,229,276	4,000,000	(318,000)	$3,682,000
Valuation of Business Acquired	1,600,000	(966,770)	$633,230	1,600,000	(571,000)	$1,029,000

Total amortizable intangibles	$26,000,000	$(4,704,600)	$21,295,400	$26,000,000	$(2,049,000)	$23,951,000

Goodwill	$30,499,248	$—	$30,499,248	$28,058,432	$—	$28,058,432

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated bases over their estimated useful lives between three and ten years.

Management evaluated goodwill at September 30, 2007, in accordance with SFAS No. 142 and determined that there was no impairment. Management also evaluates amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments of amortizable intangible assets, as of September 30, 2007, and no events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable.

NOTE 5: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of 1 for the first three months and six months of fiscal year 2008 and 17,136 for the first three months and six months of fiscal year 2007. There are no potentially dilutive securities issued and outstanding.

NOTE 6: INCOME TAXES

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48,”) dated June 2006. FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.

We adopted the provisions of FIN 48 on October 1, 2007. As a result, we recorded a charge of approximately $294,000 to the October 1, 2007, retained deficit. As of the adoption date, we had a gross unrecognized tax benefit (FIN48 liability) of approximately $1,020,000. Approximately $468,000, if recognized, would favorably affect our effective tax rate. The FIN 48 liability is carried in other liabilities in the consolidated balance sheet as of March 31, 2008. Interest and penalties recognized are recorded as a component of income tax expense. Accrued interest and penalties were approximately $339,000 as of October 1, 2007 and $409,500 as of March 31, 2008.

NOTE 7: RELATED PARTY TRANSACTIONS

Due to the Transaction, we entered into a LSMS Agreement with MBD. Under the LSMS agreement, we buy certain military loans that MBD originates and receive management and record keeping services. During the second quarter of fiscal 2008, the total loans, net of deferred fees, we purchased from MBD pursuant to the LSMS agreement were $40.0 million, bringing the year to date fiscal 2008 total to $95.9 million. PFS has paid $6.7 million to MBD for services receive for management and record keeping services pursuant to the LSMS agreement for the second quarter of 2008. Management fee expense paid to MBD for the first six months of 2008 totals $13.3 million.

NOTE 8: NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157), which enhances existing guidance for measuring assets and liabilities using fair values. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial condition and results of operations.

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

In March 2008 FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. Adoption of SFAS 160 will not have a material impact to our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. SFAS 141R also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R prospectively to business combinations completed on or after that date. There will be no impact upon adoption to our current consolidated results of operations and financial condition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly-owned subsidiaries (collectively “we,” “us,” “our” or the “company”), contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our annual report on Form 10-K for the period ended September 30, 2007 (“annual report”) under Item 1A—Risk Factors. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements keep these risk factors in mind. These forward-looking statements are made as of the date of this filing. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

We purchase consumer loans, on a worldwide basis, made exclusively to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We purchase primarily from two different types of sources. Our largest source of military loans is MBD, an affiliate who originates military loans through a network of loan production offices and via the Internet. Military families use these loan proceeds to purchase goods and services. We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We plan to hold these military loans and retail installment contracts until repaid. We have entered into a Loan Sale and Master Services Agreement (“LSMS”) with MBD which outlines the terms of the sale and servicing of these loans.

Finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants. All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the second quarter of fiscal 2008, the size of the average finance receivable at acquisition was approximately $3,153. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history, which may not allow them to build relationships with these sources.

Improvement of our profitability is dependent upon the growth in amount of finance receivables we are able to acquire from MBD and retail merchants and the maintenance of loan quality.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained MBD as a primary supplier of loans. Under the LSMS Agreement, MBD is obligated to use our underwriting criteria (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance). This criterion primarily requires the following:

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

To the extent MBD originates loans under these standards, MBD is obligated to sell such loans, net of deferred loan fees, to us and we are obligated to purchase such loans. Loans purchased from MBD and those previously originated by us prior to the transaction are referred to as “military loans.” See our annual report under “Item 1A. Risk Factors— MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines. Each of these may materially adversely affect our business operations, cash flow, results of operations, financial condition and profitability.”

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

As a customer service, we consider purchasing a new loan from MBD if an existing borrower has demonstrated a positive payment history with us and where the transaction created an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency nor for the sole purpose of creating fee income. Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. Approximately 28.1% of the amount of all military loans originated or purchased were refinancings from outstanding loans.

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

Management and Record Keeping Services

We have retained MBD to provide management and record keeping services pursuant to the “LSMS.” MBD will service our finance receivables in the same manner as we did prior to the Transaction. For these management and record keeping services, we pay MBD a monthly fee in an amount equal to .67% (8% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index. Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and NSF fees, associated with these loans and retail installment contracts. For these services, we also pay MBD an annual fee of $32.00 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee will be paid in monthly installments. This fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index. The “LSMS” may be terminated by either party with 180 days written notice and expires on May 13, 2012. To facilitate MBD’s servicing of the military loans and retail installment contracts, we have granted MBD (i) the non-exclusive rights to use certain intellectual properties, including our trade names and service marks, and (ii) the right to use our Daybreak system and related hardware and software. We have also granted MBD non-exclusive rights to market additional products and services to our U.S. military borrowers. We retain all other borrower relationships.

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

Finance Receivables

Our finance receivables are comprised of “military loans” and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	Successor	Predecessor
	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
	(dollars in thousands, except for average note balance)
Finance Receivables:
Total Finance receivables balance	$287,166	$278,993
Average note balance	$2,637	$2,690
Total interest income and fees	$40,559	$39,891
Total number of notes	108,897	103,717

Military Loans:
Total military receivables	$268,781	$257,258
Percent of total finance receivables	93.60%	92.21%
Average note balance	$2,707	$2,785
Number of notes	99,303	92,384

Retail Installment Contracts:
Total retail installment contract receivables	$18,385	$21,735
Percent of total finance receivables	6.40%	7.79%
Average note balance	$1,916	$1,918
Number of notes	9,594	11,333

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

The following table presents important data relating to our net interest margin as of the ends of the periods presented:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
		(dollars in thousands)

Total finance receivables balance	$287,166	$278,993	$287,166	$278,993

Average total finance receivables (1)	$288,684	$282,692	$288,497	$284,226

Average interest bearing liabilities (1)	$221,940	$223,606	$224,446	$222,924

Total interest income and fees	$20,315	$19,525	$40,559	$39,891

Total interest expense	$4,133	$4,031	$8,320	$7,919

_____________________________________

(1) Averages are computed using month-end balances.

Results of Operations

Our accounting for the Transaction follows the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J, and Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which require that purchase accounting treatment of the Transaction be “pushed down,” resulting in the adjustment of all of our net assets to their respective fair values as of the Transaction date. Although we continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, our consolidated financial statements are presented for two periods:  Predecessor and Successor, which relate to the period preceding the Transaction, the six months ended March 31, 2007, and the period succeeding the Transaction, the six months ended March 31, 2008, respectively.

There are significant differences in the way we operated in the Predecessor Period to the Successor Period. Certain fees and revenue we earned in the Predecessor Period are not collected in the Successor Period. We are outsourcing origination of military loans and servicing of all loans and pay a fee to MBD in the Successor Period for these activities. Our expenses include amortization of our intangible assets in the Successor Period pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Comparisons to prior periods are relevant, and changes have a material effect on our financial condition, results of operations and cash flow.

All ratios are based on rounded financial results in the following sections.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total Finance Receivables. Our aggregate finance receivables increased 2.9% to $287.2 million on March 31, 2008 from $279.0 million on March 31, 2007. Our aggregate finance receivables decreased 2.0% during the second quarter of fiscal 2008 to $287.2 million on March 31, 2008 from $293.2 on December 31, 2007 compared to a 4.1% decrease during the second quarter of fiscal 2007 to $279.0 million on March 31, 2007 from $290.9 million on December 31, 2006. Our primary supplier of loans, MBD, typically experiences the lowest period of originations in the second quarter which generally results in a decline of our finance receivables attributable in part to the cyclical drop in demand for new loans and a higher number of payoffs due to customers who use tax refunds to pay off our loans.

Interest Income and Fees. Interest income and fees, which were 95.5% of our total revenue, for the second quarter of fiscal 2008 increased to $20.3 million from $19.5 million for the second quarter of fiscal 2007, an increase of $0.8 million or 4.1%. The increase in average finance receivables resulted in an increase in revenue of approximately $2.5 million. As part of the Transaction, MBD now retains certain fees related to military loans. These fees amounted to approximately $1.7 million in the second quarter of fiscal 2007. This loss of fees attributed to the reduction in revenues. This reduction was mostly offset by the increase in average finance receivables.

Interest Expense. Interest expense in the second quarter of fiscal 2008 increased to $4.1 million from $4.0 million in the second quarter of fiscal 2007, an increase of $.1 million or 2.5%. Our average interest bearing liabilities for the three months ended March 31, 2008 decreased by $1.7 million or .7% compared to the three months ended March 31, 2007. The weighted average interest rate increased to 7.6% in the second quarter of fiscal 2008 from 7.0% in the second quarter of fiscal 2007. This increase is primarily due to the maturity of amortizing notes. The average rate being paid on amortizing notes maturing in the second quarter of fiscal 2008 was 5.5%, compared to an average rate of 6.0% paid for replacement amortizing notes during the same time period.

Provision for Credit Losses. The provision for credit losses in the second quarter of fiscal 2008 decreased to $5.8 million from $7.7 million in the second quarter of fiscal 2007, a decrease of $1.9 million or 24.7%. During second quarter 2007, we began experiencing an increase in our net charge-offs, from 6.73% of our average finance receivables in first quarter 2007 to 7.54% in second quarter 2007. This increase was due in part to the more frequent and longer term deployments of our military customers, as well as other economic conditions at that time. As a result, management increased the allowance for credit losses during both first and second quarter 2007. During the second quarter of fiscal 2008 we are seeing a decline in our net charge offs, from 8.39% in first quarter 2008 to 8.09% in second quarter 2008, resulting in a lower provision for credit losses, due to this improving trend. See further discussion in “Allowance for Credit Losses” section.

Noninterest Income. Total noninterest income in the second quarter of fiscal 2008 decreased to $1.0 million from $1.5 million in the second quarter of fiscal 2007, a decrease of $.5 million or 33.3%. Prior to June 1, 2007, we sold non-loan related products and services, including roadside assistance programs and discount cards. Our revenues from the sale of these products and services consisted of commissions paid by an unaffiliated company. We discontinued the selling of ancillary products and services as of June 1, 2007.

Noninterest Expenses. Noninterest expenses in the second quarter of fiscal 2008 increased to $9.0 million from $7.6 million in the second quarter of fiscal 2007, an increase of $1.4 million or 18.4%. Included in second quarter fiscal 2008 are $1.3 million of amortizing intangibles that are not applicable to the second quarter of 2007. As a result of the Transaction, we now pay MBD a management and record keeping fee to reimburse for services now performed after the reorganization of our business operations. For the second quarter of fiscal 2008 this expense was $6.7 million.

Net Income. Income before taxes in the second quarter of fiscal 2008 was $2.3 million and net income was $1.4 million compared to income before taxes of $1.6 million and net income of $1.0 million during the second quarter of fiscal 2007.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Finance Receivables. Our aggregate finance receivables increased 2.6% during the first six months of fiscal 2008 to $287.2 million from $279.8 million on September 30, 2007, compared to a .7% increase during the first six months of fiscal 2007 to $279.0 million from $276.8 million on September 30, 2006. Our primary supplier of loans, MBD, saw an increase in its originations of military loans during the first six months of fiscal 2008 over the same period in fiscal 2007, thus increasing our ability to acquire more loans. Our average finance receivables also increased during this period to $288.5 million in the first six months of fiscal 2008 from $284.2 million in the first six months of fiscal 2007.

Interest Income and Fees. Interest income and fees for the first six months of fiscal 2008 increased to $40.6 million from $39.9 million for the first six months of fiscal 2007, an increase of $.7 million or 1.7%. The increase in average finance receivables resulted in an increase in revenue of approximately $4.6 million. As part of the Transaction, MBD now retains certain fees related to military loans. These fees amounted to approximately $3.7 million for the first six months of fiscal 2007. This loss of fees attributed to the reduction in revenues. This reduction was offset by the increase in average finance receivables.

Interest Expense. Interest expense in the first six months of fiscal 2008 increased to $8.3 million from $7.9 million in the first six months of fiscal 2007, an increase of $.4 million or 5.1%. The weighted average interest rate increased to 7.4% in the first six months of fiscal 2008 from 7.1% in the first six months of fiscal 2007. This increase is primarily due to a reduction in lower cost amortizing notes placed in previous years which have now reached maturity. The average rate being paid on amortizing notes maturing in second quarter of fiscal 2008 was 5.5%, compared to an average rate of 6.7% paid for replacement amortizing notes during the same time period.

Provision for Credit Losses. The provision for credit losses in the first six months of fiscal 2008 decreased to $13.1 million from $15.6 million in the first six months of fiscal 2007, a decrease of $2.5 million or 16.0%. This decrease is primarily due to positive trends in net-charge offs and delinquency during the first six months of fiscal year 2008. During the first six months of fiscal year 2007, we began experiencing an increase in our net charge-offs, from 5.95% of our average finance receivables during fiscal 2006 to 7.14% in the six months ending March 31, 2007. This increase was due in part to the more frequent and longer term deployments of our military customers, as well as other economic conditions at that time. As a result, management increased the allowance for credit losses during both first and second quarter 2007. During the first six months of fiscal year 2008, we are seeing a decline in our net charge offs, from 9.62% in fiscal 2007 to 8.23% in the six months ending March 31, 2008. Therefore, the increase in our allowance has not been as substantial due to this improving trend. Loans that are 60 days or more delinquent have also decreased to $8.1 million at March 31, 2008 from $11.7 million at September 30, 2007, a decrease of $3.6 million or 30.8%. See further discussion in “Allowance for Credit Losses” section.

Noninterest Income. Total noninterest income in the first six months of fiscal 2008 decreased to $2.0 million from $3.2 million in the first six months of fiscal 2007, a decrease of $1.2 million or 37.5%. Prior to June 1,

2007, we sold non-loan related products and services, including roadside assistance programs and discount cards. Our revenues from the sale of these products and services consisted of commissions paid by an unaffiliated company. We discontinued the selling of ancillary products and services as of June 1, 2007.

Noninterest Expenses. Noninterest expenses in the first six months of fiscal 2008 increased to $17.4 million from $16.2 million in the first six months of fiscal 2007, an increase of $1.2 million or 7.4%. Included in the first six months of fiscal 2008 are $2.7 million of amortizing intangibles that are not applicable to the first six months of fiscal 2007. As a result of the Transaction, we now pay MBD a management and record keeping fee to reimburse for services now performed after the reorganization of our business operations. For the first six months of fiscal 2008 this expense was $13.3 million.

Net Income. Income before taxes in the first six months of fiscal 2008 was $3.8 million and net income was $2.3 million compared to income before taxes of $3.4 million and net income of $2.1 million during the first six months of fiscal 2007.

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

For the second quarter of fiscal 2007, finance receivables were charged-off when management deemed them to be uncollectible through normal collection procedures or before they become 270 days past due.

In connection with the Transaction, we changed our charge-off methodology to coordinate it with MCFC’s charge-off methodology. Accordingly, we now charge-off finance receivables at 180 days past due or earlier if management deems it appropriate.

	As of March 31, 2008	As of September 30, 2007
	(dollars in thousands)

Total finance receivables	$287,166	$279,778

Total finance receivables balances 60 days or more past due	$8,110	$11,693

Total finance receivables balances 60 days or more past due as a percent of total finance receivables	2.82%	4.18%

Credit Loss Experience and Provision for Credit Losses

General. The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. We utilize a statistical model based on potential credit risk trends incorporating both historical and prospective factors to estimate losses. These results and management’s judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See our annual report “Item 1A. Risk Factors – If a customer leaves the military prior to repaying loans, there is an increased risk loans will not be repaid.”

Military Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Our primary sources of charge-offs occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments. Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When buying loans, however, we cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military. Nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. Another source of loss is when a customer declares bankruptcy. See our annual report “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations – Nonearning Assets.”

In connection with the Transaction, we implemented a change in our charge-off methodology to charge-off loans no later than 180 days delinquent from 270 days delinquent.

The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans as of the ends of the periods presented:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
		(dollars in thousands)

Military Loans:
Loans charged-off	$6,110	$5,351	$12,517	$10,483
Less recoveries	657	476	1,203	849
Net charge-offs	$5,453	$4,875	$11,314	$9,634

Average military receivables (1)	$270,096	$260,577	$269,601	$261,645

Percentage of net charge-offs to average military receivables	8.08%	7.48%	8.39%	7.36%

____________________________________

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
		(dollars in thousands)

Retail Installment Contracts:
Contracts charged-off	$449	$471	$651	$545
Less recoveries	65	17	90	38
Net charge-offs	$384	$454	$561	$507

Average retail installment contact receivables (1)	$18,588	$22,115	$18,896	$22,581
Percentage of net charge-offs to retail installment contract receivables	8.26%	8.21%	5.94%	4.49%

_____________________________________

(1) Averages are computed using month-end balances.

Allowance for Credit Losses. The following table presents our allowance for credit losses on finance receivables as of the ends of the periods presented:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
		(dollars in thousands)

Average total finance receivables (1)	$288,684	$282,692	$288,497	$284,226
Provision for credit losses	$5,837	$7,695	$13,094	$15,603
Net charge-offs	$5,837	$5,329	$11,875	$10,141
Net charge-offs as a percentage of average total finance receivables	8.09%	7.54%	8.23%	7.14%
Allowance for credit losses	$22,858	$21,568	$22,858	$21,568
Allowance as a percentage of average total finance receivables	7.92%	7.63%	7.92%	7.59%

_____________________________________

(1) Averages are computed using month-end balances.

We maintain an allowance for credit losses, which represents management’s best estimate of probable losses in the outstanding finance receivable portfolio. The allowance for credit losses is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provision for finance receivable losses are charged to earnings to bring the total allowance to a level considered necessary by management. As the portfolio of finance receivables consists of a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as groups. Management considers numerous factors in estimating losses in our credit portfolio, including the following:

•	Prior credit losses and recovery experience
•	Current economic conditions
•	Current finance receivable delinquency trends
•	Demographics of the current finance receivable portfolio

In connection with the Transaction, we changed our charge-off methodology to coordinate it with MCFC’s charge-off policy. MCFC charges-off delinquent loans when management deems them to be uncollectible or when they become 180 days past due on a recency basis. Prior to the Transaction, we used a maximum of 270 days past due.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the ends of the periods presented:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2008	2007	2008	2007
		(dollars in thousands)

Balance, beginning of period	$22,858	$19,202	$21,639	$16,106
Charge-offs:
Loans charged-off	(6,559)	(5,822)	(13,168)	(11,028)
Recoveries	722	493	1,293	887
Net charge-offs	(5,837)	(5,329)	(11,875)	(10,141)
Provision for credit losses	5,837	7,695	13,094	15,603
Balance, end of period	$22,858	$21,568	$22,858	$21,568

Changes in the provision for credit losses primarily are a result of changes in net charge-offs, growth in the finance receivables and changes in the trends of our portfolio quality. The decline in our provision for credit losses for second quarter 2008 from the same period in fiscal 2007 are due to an improvement in the trend of our net charge-offs from 8.39% in first quarter 2008 to 8.09% in second quarter 2008, compared to 6.73% in first quarter 2007 to 7.54% in second quarter 2007. Thus we have not had to increase the allowance for credit losses as dramatically this quarter due to these improving trends.

Loan Acquisition / Origination

Asset growth is the most important factor in determining our future revenues. We are dependent upon MBD and retail merchants to increase their originations for our future growth. Loans purchased from MBD or retail merchants increased for the first six months of fiscal 2008 to $162.2 million from $148.0 million for the first six months of fiscal year 2007, an increase of $14.2 million or 9.6%. See “Results of Operations – Six Months Ended March 31, 2008 Compared to the Six Months ended March 31, 2007 – Finance Receivables.”

The following table sets forth our overall loan originations and purchases of military loans and retail installment contracts as of the ends of the periods presented:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2008	2007	2008	2007
	(dollars in thousands, except for average note amounts)

Total Loans Acquired/Originated:
Gross balance	$66,184	$57,373	$162,203	$147,984
Number of finance receivable notes	20,990	16,730	50,153	42,062
Average note amount	$3,153	$3,429	$3,234	$3,518

Military Loans:
Gross balance	$62,226	$53,183	$153,852	$138,929
Number of finance receivable notes	19,626	15,288	47,225	38,990
Average note amount	$3,171	$3,479	$3,258	$3,563

Retail Installment Contracts:
Gross balance	$3,958	$4,190	$8,351	$9,055
Number of finance receivable notes	1,364	1,442	2,928	3,072
Average note amount	$2,902	$2,906	$2,852	$2,948

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry. Our principal use of cash is to purchase military loans and retail installment contracts. We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and operations, and the cash generated from loan repayments and operations. This amount is generally cash used in investing activities. Cash used in investing activities in the first six months of fiscal year 2008 was approximately $19.1 million, which was funded from operating activities of $20.3 million and $0.4 million from financing activities. Cash used in investing and financing activities in the first six months of fiscal 2007 was approximately $14.2 million and $5.3 million, respectively, which was primarily funded from $21.7 million of cash from operating activities.

In the first six months of fiscal 2007, financing activities primarily consisted of borrowings and repayments relating to bank debt, an unsecured revolving credit line from our parent, investment notes and dividends. We have not sold any investment notes since December 31, 2006. In the first six months of fiscal 2008, financing activities primarily consist of borrowing and repayments relating to our Senior Lending Agreement. We anticipate that our cash inflow from operations and borrowings under our Senior Lending Agreement will be adequate to meet our cash outflows to fund anticipated growth in finance receivables, operating expenses, repayment of indebtedness, and planned capital expenditures.

On or before March 31st of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of March 31, 2008, banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in fundings up to an aggregate of $278.0 million.

Senior Indebtedness-Bank Debt. As of March 31, 2008 we had $186.7 million of senior debt outstanding compared to $184.8 million at September 30, 2007, an increase of $1.8 million or 0.9%. Our senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of March 31, 2008, we could request up to $30.8 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of March 31, 2008, we were in compliance with all loan covenants.

Senior Indebtedness-Related Party. We had a revolving line of credit, payable on demand, from our former parent, Pioneer Financial Industries, Inc. Interest on this facility accrued at the prime rate plus 2%. At March 31, 2007, there was $.5 million outstanding under this credit facility with an interest rate of 10.25%. As of March 31, 2008 we had no outstanding line of credit with a related party.

Senior Indebtedness Table. As of March 31, 2007 and 2006, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of the following amounts for the ends of the periods presented:

	Successor	Predecessor	Successor
			As of
	As of March 31,	As of March 31,	September 30,
	2008	2007	2007
	(dollars in thousands)
Revolving Credit Line (1):
Total facility	$40,000	$54,667	$45,000
Balance at end of period	$15,725	$14,542	$15,463
Maximum available credit (3)	$24,275	$40,125	$29,537

Term Notes (2):
Total facility	$238,000	$270,000	$260,000
Balance at end of period	$171,015	$172,619	$169,345
Maximum available credit (3)	$99,410	$97,381	$116,100

Total Revolving and Term Notes (1) (2):
Total facility	$278,000	$324,667	$305,000
Balance at end of period	$186,740	$187,161	$184,808
Maximum available credit (3)	$123,685	$137,506	$145,637
Credit facility available (4)	$30,788	$28,819	$27,558
Percent utilization of the total facility	67.17%	57.65%	60.59%

_____________________________________

(1)	Includes revolving credit line from our parent (from predecessor company only)
(2)	Includes 48-month amortizing term notes.
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

Outstanding Investment Notes. Prior to December 31, 2006, we funded certain capital and financial needs through the sale of investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of March 31, 2008, we had outstanding $34.6 million of these notes at a weighted average interest rate of 9.38%. We do not intend to issue any additional investment notes at this time.

As part of the Transaction, we recorded certain liabilities at market value. The table below is a reconciliation of these adjustments as of March 31, 2008.

	Amortizing Term Notes	Investment Notes
Notional value	$171,014,590	$34,589,013
Purchase adjustment (1)	(177,457)	739,590
Recorded Value	$170,837,133	$35,328,603

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

The following shows the estimated impact on earnings of changes in interest rates on variable rate debt:

Decrease/increase:	-2%	-1%	0%	+1%	+2%
Revolving credit line	$(314,500)	$(157,250)	$—	$157,250	$314,500
Amortizing term notes	(2,046,803)	(1,310,543)	(574,283)	161,977	898,237
Total impact on interest expense	$(2,361,303)	$(1,467,793)	$(574,283)	$319,227	$1,212,737

ITEM 4T. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

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
4.14

Form of IRA Application (Incorporated by reference to Exhibit 4.14 of the Post Effective Amendment No. 3 to the Registration Statement filed with the Securities and Exchange Commission dated January 6, 2006 (Commission No. 333-103293)).

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

21	Subsidiaries (Incorporated by reference to Exhibit 21 Annual Report on Form 10-Q filed with the SEC on April 7, 2008).
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER FINANCIAL SERVICES, INC.

Name	Title	Date

/s/ Thomas H. Holcom	Chief Executive Officer	May 14, 2008
Thomas H. Holcom	and Sole Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	May 14, 2008
Laura V. Stack	Treasurer and Asst. Secretary
(Principal Financial Officer
and Principal Accounting Officer)