Form 10-Q
period 2008-06-30
PIONEER FINANCIAL SERVICES INC
filed 2008-08-14
CIK 1216752

Registration Number 333-103293

==================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2008
Common Stock, no par value	1 share

As of June 30, 2008, 1 share of the Registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2008

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item No.	Page

1.	Consolidated Financial Statements	1
	Consolidated Balance Sheet at June 30, 2008 and September 30, 2007	1
	Consolidated Statements of Operations for the three months ended June 30, 2008, the period from April 1, 2007 to May 31, 2007 and the period from June 1, 2007 to June 30, 2007	2
	Consolidated Statements of Operations for the nine months ended June 30, 2008, the period from October 1, 2006 to May 31, 2007 and the period from June 1, 2007 to June 30, 2007	3
	Consolidated Statements of Stockholder’s Equity for the nine months ended June 30, 2008, eight months ended May 31, 2007 and years ended September 30, 2007 and 2006	4
	Consolidated Statements of Cash Flows for the nine months ended June 30, 2008, the period from October 1, 2006 to May 31, 2007 and the period from June 1, 2007 to June 30, 2007	5
	Condensed Notes to Consolidated Financial Statements	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
3.	Quantitative and Qualitative Disclosures About Market Risk	28
4T.	Controls and Procedures	28

	PART II OTHER INFORMATION

1.	Legal Proceedings	29
6.	Exhibits	30

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Balance Sheet

As of June 30, 2008 and September 30, 2007

(unaudited)

ASSETS

	June 30,	September 30,
	2008	2007

Cash and cash equivalents - restricted	$1,318,584	$3,540,231
Cash and cash equivalents - non-restricted	5,966,071	3,700,823
Investments - restricted	6,178,371	3,413,564
Investments - non-restricted	130,000	230,000

Net finance receivables	254,015,836	236,234,550

Furniture and equipment, net	617,130	747,342
Deferred income tax asset	888,388	—
Prepaid and other assets	5,178,220	6,083,591
Deferred policy acquisition costs	2,730,772	2,727,539
Goodwill	30,427,392	28,058,432
Intangibles - net	19,967,600	23,951,000

Total assets	$327,418,364	$308,687,072

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$23,507,000	$15,463,000
Accounts payable	2,775,571	1,725,005
Accrued expenses and other liabilities	5,885,568	3,877,235
Amortizing term notes	172,774,013	168,928,850
Investment notes	35,320,408	36,073,502
Deferred income tax liability	—	1,048,092

Total liabilities	240,262,560	227,115,684
Contingencies (Note 2)
Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	84,394,200	82,394,200
Retained earnings (deficit)	2,761,604	(822,812)

Total stockholder’s equity	87,155,804	81,571,388

Total liabilities and stockholder’s equity	$327,418,364	$308,687,072

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Operations

For the three months ended June 30, 2008, the period from April 1, 2007 to May 31, 2007 and the period from June 1, 2007 to June 30, 2007

(unaudited)

	Successor		Predecessor
	Three Months Ended June 30,	Period from June 1 – June 30,	Period from April 1 – May 31,
	2008	2007	2007

Interest Income and Fees	$20,817,742	$6,247,865	$13,279,976

Interest Expense	3,948,776	1,320,233	2,627,550

Net interest income before provision for loan losses	16,868,966	4,927,632	10,652,426
Provision for loan losses	3,997,782	6,035,321	5,498,632
Net Interest Income	12,871,184	(1,107,689)	5,153,794

Noninterest Income:
Insurance premiums and commissions earned, net	959,202	380,557	961,438
Other	243	(731)	277,737
Total noninterest income	959,445	379,826	1,239,175

Noninterest Expense:
Compensation and benefits	79,340	34,317	2,520,262
Management and record keeping services fee	7,172,268	2,193,636	—
Occupancy and equipment	405,982	5,721	750,108
Advertising	22,724	5,005	350,660
Professional and regulatory fees	226,404	13,970	214,649
Data processing	—	4,089	38,112
Amortization of intangibles	1,327,800	297,600	—
Other operating expenses	180,210	38,590	925,689
Total noninterest expense	9,414,728	2,592,928	4,799,480

Income before income taxes	4,415,901	(3,320,791)	1,593,489
Provision for income taxes	1,672,770	(1,206,708)	641,695
Net income	$2,743,131	$(2,114,083)	$951,794

Net income per share, basic and diluted	$2,743,131	$(2,114,083)	$55.54

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Operations

For the nine months ended June 30, 2008 and the period from October 1, 2006 to May 31, 2007 and the period from June 1, 2007 to June 30, 2007

(unaudited)

	Successor		Predecessor
	Nine Months Ended June 30,	Period from June 1 – June 30,	Period from October 1, 2006 May 31,
	2008	2007	2007

Interest Income and Fees	$61,376,841	$6,247,865	$53,170,947

Interest Expense	12,269,217	1,320,233	10,546,509

Net interest income before provision for loan losses	49,107,624	4,927,632	42,624,438
Provision for loan losses	17,091,942	6,035,321	21,101,441
Net Interest Income	32,015,682	(1,107,689)	21,522,997

Noninterest Income:
Insurance premiums and commissions earned, net	2,932,528	380,557	3,313,121
Other	(237)	(731)	1,120,964
Total noninterest income	2,932,291	379,826	4,434,085

Noninterest Expense:
Compensation and benefits	371,444	34,317	11,596,665
Management and record keeping services fee	20,427,863	2,193,636	—
Occupancy and equipment	595,808	5,721	2,591,584
Advertising	57,936	5,005	1,538,223
Professional and regulatory fees	892,973	13,970	1,445,539
Data processing	—	4,089	162,185
Amortization of intangibles	3,983,400	297,600	—
Other operating expenses	451,863	38,590	3,655,072
Total noninterest expense	26,781,287	2,592,928	20,989,268

Income before income taxes	8,166,686	(3,320,791)	4,967,814
Provision for income taxes	3,152,327	(1,206,708)	1,932,729
Net income	$5,014,359	$(2,114,083)	$3,055,085

Net income per share, basic and diluted	$5,014,359	$(2,114,083)	$177.12

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Stockholder’s Equity

For the nine months ended June 30, 2008, eight months ended May 31, 2007 and the years ended

September 30, 2007 and 2006

(unaudited)

	Total	Common Stock	Retained Earnings (Deficit)
Predecessor
Balance, September 30, 2006	$39,010,057	$1,713,600	$37,296,457

Net income	3,035,085	—	3,035,085
Dividend paid ($583.60 per share)	(10,000,569)	—	(10,000,569)

Balance, May 31, 2007	$32,044,573	$1,713,600	$30,330,973

Successor

Balance, May 31, 2007	$—	$—	$—
Investment by parent	86,229,762	86,229,762	—
Additional capital contributed	7,432,000	7,432,000	—
Dividend of business operations to MCFC	(11,267,562)	(11,267,562)	—
Net loss	(822,812)	—	(822,812)

Balance, September 30, 2007	$81,571,388	$82,394,200	$(822,812)

Net income	$5,014,359	$—	$5,014,359
Capital Contribution by Parent	2,000,000	2,000,000	—
Dividend Paid to Parent	(1,135,616)	—	(1,135,616)
Adoption of FIN48 (see note 6)	(294,327)	—	(294,327)

Balance, June 30, 2008	$87,155.804	$84,394,200	$2,761,604

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the nine months ended June 30, 2008, the period from October 1, 2006 to May 31, 2007 and the period from June 1, 2007 to June 30, 2007

(unaudited)

	Successor		Predecessor
	Nine Months Ended June 30, 2008	Period from June 1 – June 30, 2007	Period from October 1, 2006 - May 31, 2007

Cash flows from operating activities:
Net income	$5,014,359	$(2,114,084)	$3,035,085
Items not requiring (providing) cash:
Provision for credit losses on finance receivables	17,091,942	6,035,321	21,101,441
Depreciation and amortization	2,967,636	21,308	936,559
Loss on disposal/donation of equipment	—	—	(62,616)
Changes in deferred fees - net	2,102,143	1,223,657	6,085,856
Changes in unearned premium reserves	39,142	100,000	—
Deferred income taxes	(1,284,714)	13,103,805	(3,385,179)
Interest Accrued on Investment Notes	1,331,424	—	—
Changes in:
Accounts payable and accrued expenses	1,700,252	(13,678,224)	7,811,251
Prepaids and other assets	902,138	(1,225,237)	(1,305,297)

Net cash provided by operating activities	29,864,322	3,466,546	34,217,100

Cash flows from investing activities:
Loans originated	—	—	(119,348,414)
Loans purchased from affiliate	(150,319,978)	(14,800,068)	—
Loans purchased	(13,141,416)	(1,183,474)	(11,223,718)
Loans repaid	127,896,408	13,871,118	105,686,447
Capital expenditures	(62,587)	—	(105,506)
Acquisition of Pioneer Financial Services, Inc.	43,594	(68,800,473)	—
Change in restricted cash	2,221,647	(527,599)	(3,311,760)
Investments purchased - restricted	(6,447,205)	—	(2,020,923)
Investments matured - restricted	3,688,276	—	2,849,000
Investments matured - non-restricted	100,000	514,000	—
Net cash used in investing activities	(36,021,261)	(70,962,496)	(27,474,874)

Cash flows from financing activities:
Net borrowing under lines of credit	8,044,000	(4,703,464)	2,313,978
Proceeds from borrowings	63,000,000	2,000,000	52,785,224
Repayment of borrowings	(61,486,197)	(6,339,813)	(47,100,607)
Cash portion of dividend to parent	—	(3,914,609)	—
Capital Contribution	—	76,232,473	—
Dividends paid	(1,135,616)	—	(10,000,569)

Net cash provided by financing activities	8,422,187	63,274,587	(2,001,974)

Net increase in cash and equivalents	2,265,248	(4,185,363)	4,740,252

Cash and cash equivalents
Beginning of period	3,700,823	6,337,959	1,597,707

Cash and cash equivalents
End of period	$5,966,071	$2,152,596	$6,337,959

Additional cash flow information:
Interest paid	$10,918,957	$1,176,837	$9,242,496
Income taxes paid	$2,786,719	$156,995	$2,427,013
Noncash financing activities:
Capital contribution from parent	$2,000,000
Capitalized Accrued Interest on Investment Notes	$1,331,424

See Condensed Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and June 30, 2007

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

Our accounting for the Transaction followed the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J and Statement of Accounting Standards No. 141, “Business Combinations,” which required that purchase accounting treatment of the Transaction be “pushed down” to us resulting in the adjustment of all our net assets to their respective fair values as of the Transaction date.

Although we continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, the accompanying condensed consolidated financial statements represent two periods: Predecessor, first eight months of fiscal 2007, and Successor, the month of June 2007 and the first nine months of fiscal 2008.

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operation and certain assets and liabilities related to the origination and servicing of our finance receivables. MCFC contributed these operations to MidCountry Bank (“MCB”) which is a wholly-owned subsidiary of MCFC. MCB formed the Military Banking Division (“MBD”) which is composed exclusively of the assets and liabilities contributed from MCFC. This transaction is further described in “Note 2: Transaction and Dividend of Operations and Net Assets to MCFC.” As part of the dividend, we entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD. Under the LSMS Agreement, MBD is obligated to originate loans and we are obligated to purchase those loans that meet our business model and underwriting guidelines. Also under the LSMS Agreement, MBD will provide us with management and record keeping services. As part of the dividend, substantially all of our employees became employees of MBD. We pay fees for loans purchased and originated by MBD and management and record keeping services provided by MBD. The LSMS Agreement is further described in “Note 7: Related Party Transactions.”

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

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited condensed consolidated financial statements and in disclosures of contingent assets and liabilities. Management uses estimates and employs judgments in determining the amount of our allowance for credit losses, insurance claims and policy reserves, deferred loan origination costs, and establishing the fair value of our financial instruments. We also used estimates in assigning fair values to our assets and liabilities after the Transaction. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

Information with respect to June 30, 2008 and 2007, and the periods then ended, have not been audited by our independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations. The results of operations for the three and nine months ended June 30, 2008 and 2007 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2007 and statements of stockholder’s equity for the years ended September 30, 2007 and 2006 have been derived from the our audited consolidated balance sheet and statements of stockholder’s equity.

NOTE 2: TRANSACTION AND DIVIDEND OF OPERATIONS AND NET ASSETS TO MCFC

In connection with the Transaction, MCFC paid the shareholders of PFI (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC is also required to pay the Sellers an additional $5 million in contingent payments, of which $4 million will be contributed to us and $1 million to MBD, if we meet any one of certain financial performance goals which will be evaluated and paid in two installments over the 24 months following the acquisition. These goals pertain to net revenue, net income, finance receivable and the number of customer relationships for the calendar year ended December 31, 2007 and 2008. As of December 31, 2007 we met our performance goals for the calendar year, resulting in MCFC paying the Sellers $2 million on March 31, 2008, which was contributed by us.

The Transaction was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.”

The components of the purchase price were as follows:

Stock in MCFC Financial Corp.	$15,000,000
Cash	68,800,473
Direct acquisition costs	492,000
Consideration paid	84,292,473
Assumption of liabilities	1,937,289
Total purchase price	$86,229,762

Updates to the purchase price allocated to us due to performance goals met and earned by us as of June 30, 2008:

Purchase price as of 09/30/2007	$86,229,762
Contingent payment on 3/31/2008	2,000,000
Total purchase price as of 6/30/2008	$88,229,762

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

The fair value assigned to intangible assets acquired and assumed liabilities is supported by valuations using estimates and assumptions provided by management. We also retained independent appraisers to assist in these valuations. The primary changes to the balance sheet are preliminary and reflect certain assets and liabilities as follows:

•	The recording of the fair value of our intangibles including customer relationships, agent relationships, vendor relationships and system technology;
•	The recording of the fair value of goodwill;
•	Elimination of the accumulated earnings; and
•	The recording of the fair value of fixed assets, investment notes, senior debt and finance receivables.

The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

Cash and other current assets	$10,990,773
Net finance receivables	238,366,357
Equipment and other assets	10,388,206
Goodwill	41,567,954
Intangible assets	26,200,000
Subtotal	327,513,290
Liabilities	(230,213,810)
Deferred income taxes, related to intangibles	(9,069,718)
Total	$88,229,762

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operations and certain assets and liabilities related to the origination and servicing of finance receivables. MCFC contributed these operations to MCB which is a wholly-owned subsidiary of MCFC. MCB formed the MBD which is composed exclusively of the operation and assets and liabilities from us. Intangible assets were allocated to the operations and assets and liabilities as a dividend to MCFC based on relative fair values. The dividend is summarized as follows:

Cash and cash equivalents	$811,651
Property and Equipment	1,391,211
Goodwill	11,140,562
Intangibles	200,000
Due to parent	3,085,682
Other assets	687,559
Total Assets	17,316,665
Accrued expenses and other liabilities	(5,976,103)
Deferred tax liabilities, net	(73,000)
Total liabilities	(6,049,103)
Assets in excess of liabilities	$11,267,562

NOTE 3: FINANCE RECEIVABLES

Finance receivables at June 30, 2008 and September 30, 2007, consisted of the following:

	As of June 30,	As of September 30,
	2008	2007

Military receivables/loans	$280,121,738	$260,539,276
Retail installment contracts	19,387,411	19,238,995

Total finance receivables	299,509,149	279,778,271

Purchase adjustment (1)	(299,503)	(1,749,030)
Discounts and net deferred loan fees	(15,761,978)	(13,092,318)
Unearned insurance premium reserves	(6,581,825)	(6,718,659)
Insurance claims and policy reserves	(442,751)	(345,059)

Finance receivables - net of unearned fees and premiums	276,423,092	257,873,205

Allowance for credit losses	(22,407,256)	(21,638,655)

Finance receivables - net of allowance	$254,015,836	$236,234,550

(1) Relates to the fair value adjustments recorded to finance receivables as part of the Transaction.

During the third quarter of fiscal 2008, we amortized approximately $351,796 of the purchase adjustment into income. Year to date amortized total equals $1,449,527.

NOTE 4: GOODWILL AND INTANGIBLES

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired. Goodwill and intangible assets at June 30, 2008 are as follows:

	June 30, 2008			September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Customer Relationships	$11,000,000	$(2,427,077)	$8,572,923	$11,000,000	$(710,000)	$10,290,000
Agent Relationships	700,000	(130,460)	$569,540	700,000	(38,000)	$662,000
Vendor Relationships	1,700,000	(318,404)	$1,381,596	1,700,000	(95,000)	$1,605,000
Trade Name	7,000,000	(994,718)	$6,005,282	7,000,000	(317,000)	$6,683,000
Technology	4,000,000	(997,086)	$3,002,914	4,000,000	(318,000)	$3,682,000
Valuation of Business Acquired	1,600,000	(1,164,655)	$435,345	1,600,000	(571,000)	$1,029,000

Total amortizable intangibles	$26,000,000	$(6,032,400)	$19,967,600	$26,000,000	$(2,049,000)	$23,951,000

Goodwill	$30,427,392	$—	$30,427,392	$28,058,432	$—	$28,058,432

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

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

NOTE 5: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of 1 for the first three months and nine months of fiscal year 2008 and 17,136 for the period from April 1, 2007 to May 31, 2007 and the period from October 1, 2006 to May 31, 2007. There are no potentially dilutive securities issued and outstanding.

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

We adopted the provisions of FIN 48 on October 1, 2007. As a result, we recorded a charge of approximately $294,000 to the October 1, 2007, retained deficit. As of the adoption date, we had a gross unrecognized tax benefit (FIN48 liability) of approximately $1,020,000. Approximately $468,000, if recognized, would favorably affect our effective tax rate. The FIN 48 liability is carried in other liabilities in the consolidated balance sheet as of June 30, 2008. Interest and penalties recognized are recorded as a component of income tax expense. Accrued interest and penalties were approximately $339,000 as of October 1, 2007 and $434,000 as of June 30, 2008.

NOTE 7: RELATED PARTY TRANSACTIONS

Due to the Transaction, we entered into a LSMS Agreement with MBD. Under the LSMS Agreement, we buy certain military loans that MBD originates and receive management and record keeping services. During the third quarter of fiscal 2008, the total loans, net of deferred fees, we purchased from MBD pursuant to the LSMS Agreement were $54.4 million, bringing the year to date fiscal 2008 total to $150.3 million. We have paid $6.6 million to MBD for services receive for management and record keeping services pursuant to the LSMS Agreement for the third quarter of 2008. Management fee expense paid to MBD for the first nine months of 2008 totals $19.9 million.

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

Overview

We are a wholly-owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”). Prior to May 31, 2007, we were a wholly-owned subsidiary of Pioneer Financial Industries, Inc., a Nevada corporation (“PFI”). On May 31, 2007, MCFC acquired 100% of PFI's common stock (the “Transaction”). The Transaction resulted in a change in control effective May 31, 2007. Pursuant to the Transaction, MCFC reorganized our operations. Prior to June 1, 2007, we originated loans exclusively to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. In connection with the Transaction, activities related to the origination and servicing of loans are now being conducted by our affiliate, the Military Banking Division of MidCountry Bank (a wholly-owned subsidiary of MCFC and referred to throughout as “MBD”). In addition, generally all of our former employees work for MBD.

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

Finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants. All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the third quarter of fiscal 2008, the size of the average finance receivables when purchased was approximately $3,126. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history, which may not allow them to build relationships with these sources.

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

Lending and Servicing Operations

Primary Supplier of Loans

We have retained MBD as a primary supplier of loans. Under the LSMS Agreement, MBD is obligated to use our underwriting criteria (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance). This criterion primarily requires the following:

•	All borrowers must be U.S. military personnel or U.S. defense department employees.
•	All potential borrowers must complete standardized credit applications either in person at one of MBD’s loan production offices or online via the Internet.
•

A thorough review must be conducted on all applicants’ military service history. This includes verification of status including rank and credit history using major credit reporting agencies. Other review procedures may be conducted as deemed necessary.

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

As a customer service, we consider purchasing a new loan from MBD if an existing borrower has demonstrated a positive payment history with us and where the transaction created an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency nor for the sole purpose of creating fee income. Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. In third quarter 2008, approximately 27.4% of the amount of all military loans purchased were refinancings from outstanding loans.

Military Loans Purchased from MBD. We purchase military loans from MBD if they meet our lending guidelines. In connection with the Transaction, MBD was provided the rights to our lending guidelines and extensive experience with lending to the military marketplace. Pursuant to the LSMS, we transferred our underwriting model and system to MBD. However, we retained ownership of this model and the lending system. MBD now originates these loans directly through its loan production offices and over the Internet. Prior to June 1, 2007, we originated loans through our retail network of 17 offices located in 13 states.

Retail Installment Contracts. We also purchase retail installment contracts, which meet our quality standards and return on investment objectives from approximately 80 retail merchants. Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. We generally acquire these contracts without recourse to the originating merchant. However, some retail merchant reserve agreements allow us to withhold funds from the merchant's proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible. Retail installment contracts generally have maximum terms of 48 months.

Management and Record Keeping Services

We have retained MBD to provide management and record keeping services pursuant to the LSMS. MBD will service our finance receivables in the same manner as we did prior to the Transaction. For these management and record keeping services, we pay MBD a monthly fee in an amount equal to .67% (8% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index. For these services, we also pay MBD an annual fee of $32.00 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee will be paid in monthly installments. This fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index. Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and NSF fees, associated with these loans and retail installment contracts. The LSMS may be terminated by either party with 180 days written notice and expires on May 13, 2012. To facilitate MBD’s servicing of the military loans and retail installment contracts, we have granted MBD (i) the non-exclusive rights to use certain intellectual properties, including our trade names and service marks, and (ii) the right to use our Daybreak system and related hardware and software. We have also granted MBD non-exclusive rights to market additional products and services to our U.S. military borrowers. We retain all other borrower relationships.

Sources of Income

We obtain revenues primarily from interest earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased. We also earn revenues from credit reinsurance premiums. For purposes of the following discussion, “revenues” means the sum of our finance income and reinsurance premiums.

In the third quarter of fiscal 2008, our revenues and resulting income came primarily from interest income derived from direct consumer lending and retail installment contracts and credit reinsurance premiums.

Finance Receivables

Our finance receivables are comprised of military loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	As of	As of
	June 30, 2008	June 30, 2007
	(dollars in thousands, except for average note balance)
Finance Receivables:
Total Finance receivables balance	$299,509	$277,659
Average note balance	$2,620	$2,709
Total number of notes	114,312	102,478

Military Loans:
Total military receivables	$280,122	$257,395
Percent of total finance receivables	93.53%	92.70%
Average note balance	$2,682	$2,801
Number of notes	104,431	91,904

Retail Installment Contracts:
Total retail installment contract receivables	$19,387	$20,264
Percent of total finance receivables	6.47%	7.30%
Average note balance	$1,962	$1,916
Number of notes	9,881	10,574

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

The following table presents important data relating to our net interest margin as of the ends of the periods presented:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2008	Period from June 1 – June 30, 2007	Period from April 1 – May 31, 2007	Nine Months Ended June 30, 2008	Period from June 1 – June 30, 2007	Period from October 1, 2006–May 31, 2007
(dollars in thousands)

Total finance receivables balance	$299,509	$277,659	$283,438	$299,509	$277,659	$283,438

Average total finance receivables (1)	$292,583	$277,659	$281,975	$289,778	$277,659	$283,663

Average interest bearing liabilities (1)	$221,811	$217,777	$223,599	$223,568	$217,777	$223,093

Total interest income and fees	$20,817	$6,248	$13,280	$61,377	$6,248	$53,171

Total interest expense	$3,949	$1,320	$2,628	$12,269	$1,320	$10,546

____________________________________________

(1) Averages are computed using month-end balances.

Results of Operations

Our accounting for the Transaction followed the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J, and Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which required that purchase accounting treatment of the Transaction be “pushed down,” resulting in the adjustment of all of our net assets to their respective fair values as of the Transaction date.  Although we continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one.  As a result, our consolidated financial statements are presented for two periods:  Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. We have prepared our discussion of the results of operations by comparing the three and nine months ended June 30, 2008 in the Successor Period with the mathematical combination of the Predecessor Period from April 1, 2007 to May 31, 2007 and the Successor Period from June 1, 2007 to June 30, 2007 (collectively, “the three months ended June 30, 2007” or “third quarter 2007”) and the Predecessor Period from October 1, 2006 to May 31, 2007, and the Successor Period from June 1, 2007 to June 30, 2007 (collectively, “the nine months ended June 30, 2007” or the “2007 Combined Periods”). While the presentation in our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is not consistent with the GAAP presentation, we feel it makes the management discussion in the MD&A easier to understand and more consistent with how management evaluates the business.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth selected information from our consolidated statements of operations for the three-month period ended June 30, 2008 (successor), the period from June 1, 2007 to June 30, 2007 (successor) and the period from April 1, 2007 to May 31, 2007 (predecessor). In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

	Successor	Successor	Predecessor	Combined
	Three Months Ended June 30, 2008	Period from June 1 - June 30, 2007	Period from April 1 - May 31, 2007	Period from April 1 - June 30, 2007

Interest Income and Fees	$20,817,742	$6,247,865	$13,279,976	$19,527,841

Interest Expense	3,948,776	1,320,233	2,627,550	3,947,783

Net interest income before provision for loan losses	16,868,966	4,927,632	10,652,426	15,580,058
Provision for loan losses	3,997,782	6,035,321	5,498,632	11,533,953
Net Interest Income	12,871,184	(1,107,689)	5,153,794	4,046,105

Noninterest Income:
Insurance premiums and commissions earned, net	959,202	380,557	961,438	1,341,995
Other	243	(731)	277,737	277,006
Total noninterest income	959,445	379,826	1,239,175	1,619,001

Noninterest Expense:
Compensation and benefits	79,340	34,317	2,520,262	2,554,579
Management and record keeping services fee	7,172,268	2,193,636	—	2,193,636
Occupancy and equipment	405,982	5,721	750,108	755,829
Advertising	22,724	5,005	350,660	355,665
Professional and regulatory fees	226,404	13,970	214,649	228,619
Data processing	—	4,089	38,112	42,201
Amortization of intangibles	1,327,800	297,600	—	297,600
Other operating expenses	180,210	38,590	925,689	964,279
Total noninterest expense	9,414,728	2,592,928	4,799,480	7,392,408

Income before income taxes	4,415,901	(3,320,791)	1,593,489	(1,727,302)
Provision for income taxes	1,672,770	(1,206,708)	641,695	(565,013)
Net income	$2,743,131	$(2,114,083)	$951,794	$(1,162,289)

Total Finance Receivables. Our aggregate finance receivables increased 7.9% to $299.5 million on June 30, 2008 from $277.7 million on June 30, 2007. Our aggregate finance receivables increased 4.3% during the third quarter of fiscal 2008 to $299.5 million on June 30, 2008 from $287.2 on March 31, 2008 compared to a 0.5% decrease during the third quarter of fiscal 2007 to $277.7 million on June 30, 2007 from $279.0 million on March 31, 2007. The primary reason for the increase during third quarter 2008 compared to third quarter 2007 is the one-time charge-off of $5.5 million in connection with the Transaction.

Interest Income and Fees. Interest income and fees, which were 95.6% of our total revenue, for the third quarter of fiscal 2008 increased to $20.8 million from $19.5 million for the third quarter of fiscal 2007, an increase of $1.3 million or 6.6%. This increase was primarily due to an increase in average finance receivables to $292.5 million in the third quarter of fiscal 2008 from $280.5 million in the third quarter of fiscal 2007, an increase of 4.3%. This increase was in part offset by reduced fees as MBD now retains certain fees related to military loans as part of the Transaction. These fees amounted to approximately $1.2 million in the third quarter of fiscal 2007.

Interest Expense. Interest expense in the third quarter of fiscal 2008 remained consistent at $3.9 million compared to third quarter of fiscal 2007. Our average interest bearing liabilities for the three months ended June 30, 2008 increased slightly by $0.2 million compared to the three months ended June 30, 2007 resulting in similar borrowing costs between the two periods.

Provision for Credit Losses. The provision for credit losses in the third quarter of fiscal 2008 decreased to $4.0 million from $11.5 million in the third quarter of fiscal 2007, a decrease of $7.5 million or 65.4%. During fiscal 2007, we experienced an increase in our net charge-offs due in part to the more frequent and longer term deployments of our military customers, as well as other economic conditions at that time. As a result, management increased the allowance for credit losses during the third quarter 2007. During the third quarter of fiscal 2008, we continued to see a decline in our net charge-offs, from 8.09% in second quarter 2008 to 6.08% in third quarter 2008, resulting in a lower provision for credit losses, due to this improving trend. See further discussion in “Allowance for Credit Losses” section.

Noninterest Income. Total noninterest income in the third quarter of fiscal 2008 decreased to $1.0 million from $1.6 million in the third quarter of fiscal 2007, a decrease of $.6 million or 37.5%. Prior to June 1, 2007, we sold non-loan related products and services, including roadside assistance programs and discount cards. Our revenues from the sale of these products and services consisted of commissions paid by an unaffiliated company. We discontinued the selling of ancillary products and services as of June 1, 2007. Third quarter 2007 revenue from these programs was $.7 million.

Noninterest Expenses. Noninterest expenses in the third quarter of fiscal 2008 increased to $9.4 million from $7.4 million in the third quarter of fiscal 2007, an increase of $2.0 million or 27.0%. Included in third quarter fiscal 2008 is $1.3 million of amortization expense for our intangible assets compared to $0.3 million (one month) during the third quarter of 2007. As a result of the Transaction, many expenses previously charged to PFS are now paid by MBD including, but not limited to, employee expenses, advertising and rent. We now pay MBD a management and record keeping fee to reimburse for services now performed after the reorganization of our business operations. For the third quarter of fiscal 2008 this expense was $7.1 million compared to $2.2 million for the one month Successor Period from June 1, 2007 to June 30, 2007.

Net Income. Income before taxes in the third quarter of fiscal 2008 was $4.4 million and net income was $2.7 million compared to net loss before taxes of $1.7 million and net loss of $1.2 million during the third quarter of fiscal 2007.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

The following table sets forth selected information from our consolidated statements of operations for the nine-month period ended June 30, 2008 (successor), the period from June 1, 2007 to June 30, 2007 (successor) and the period from October 1, 2006 to May 31, 2007 (predecessor). In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

	Successor	Successor	Predecessor	Combined
	Nine Months Ended June 30, 2008	Period from June 1 - June 30, 2007	Period from October 1, 2006 - May 31, 2007	Period from October 1, 2006 - June 30, 2007

Interest Income and Fees	$61,376,841	$6,247,865	$53,170,946	$59,418,811

Interest Expense	12,269,217	1,320,233	10,546,509	11,866,742

Net interest income before provision for loan losses	49,107,624	4,927,632	42,624,437	47,552,069
Provision for loan losses	17,091,942	6,035,321	21,101,441	27,136,762
Net Interest Income	32,015,682	(1,107,689)	21,522,996	20,415,307

Noninterest Income:
Insurance premiums and commissions earned, net	2,932,528	380,557	3,313,123	3,693,680
Other	(237)	(731)	1,120,964	1,120,233
Total noninterest income	2,932,291	379,826	4,434,087	4,813,913

Noninterest Expense:
Compensation and benefits	371,444	34,317	11,596,664	11,630,981
Management and record keeping services fee	20,427,863	2,193,636	—	2,193,636
Occupancy and equipment	595,808	5,721	2,591,584	2,597,305
Advertising	57,936	5,005	1,538,222	1,543,227
Professional and regulatory fees	892,973	13,970	1,445,538	1,459,508
Data processing	—	4,089	162,185	166,274
Amortization of intangibles	3,983,400	297,600	—	297,600
Other operating expenses	451,863	38,590	3,655,073	3,693,663
Total noninterest expense	26,781,287	2,592,928	20,989,266	23,582,194

Income before income taxes	8,166,686	(3,320,791)	4,967,817	1,647,026
Provision for income taxes	3,152,327	(1,206,708)	1,932,728	726,020
Net income	$5,014,359	$(2,114,083)	$3,035,089	$921,006

Finance Receivables. Our aggregate finance receivables increased 7.1% during the first nine months of fiscal 2008 to $299.5 million from $279.8 million on September 30, 2007, compared to a 1.1% increase during the first nine months of fiscal 2007 to $277.7 million from $276.8 million on September 30, 2006. Our primary supplier of loans, MBD, saw an increase in its originations of military loans during the first nine months of fiscal 2008 over the same period in fiscal 2007, thus increasing our ability to acquire more loans. Our average finance receivables also increased during this period to $289.8 million in the first nine months of fiscal 2008 from $283.7 million in the first nine months of fiscal 2007.

Interest Income and Fees. Interest income and fees for the first nine months of fiscal 2008 increased to $61.4 million from $59.4 million for the first nine months of fiscal 2007, an increase of $2.0 million or 3.3%. This increase was primarily due to an increase in average finance receivables to $289.8 million in the first nine months of 2008 from $283.7 in the first nine months of 2007, an increase of 2.2%. This increase was in part offset by reduced fees as MBD now retains certain fees related to military loans as part of the Transaction. These fees amounted to approximately $4.9 million in the first nine months of fiscal 2007.

Interest Expense. Interest expense in the first nine months of fiscal 2008 increased to $12.3 million from $11.9 million in the first nine months of fiscal 2007, an increase of $.4 million or 3.4%. Our average interest bearing liabilities for the nine months ended June 30, 2008 increased slightly by $1.1 million compared to the nine months ended June 30, 2007 resulting in increased borrowing costs between the two periods.

Provision for Credit Losses. The provision for credit losses in the first nine months of fiscal 2008 decreased to $17.1 million from $27.1 million in the first nine months of fiscal 2007, a decrease of $10.0 million or 37.0%. This decrease is primarily due to positive trends in net-charge-offs and delinquency during the first nine months of fiscal year 2008. During the first nine months of fiscal year 2007, we began experiencing an increase in our net charge-offs, from 5.95% of our average finance receivables during fiscal 2006 to 9.59% in the nine months ended June 30, 2007. This increase was due in part to the more frequent and longer term deployments of our military customers, as well as other economic conditions at that time. As a result, management increased the allowance for credit losses during the first three quarters of 2007. During the first nine months of fiscal year 2008, we saw a decline in our net charge-offs to 7.51%. Loans that are 60 days or more delinquent have also decreased to $7.8 million at June 30, 2008 from $11.7 million at September 30, 2007, a decrease of $3.9 million or 33.6%. See further discussion in “Allowance for Credit Losses” section.

Noninterest Income. Total noninterest income in the first nine months of fiscal 2008 decreased to $2.9 million from $4.8 million in the first nine months of fiscal 2007, a decrease of $1.9 million or 39.0%. Prior to June 1, 2007, we sold non-loan related products and services, including roadside assistance programs and discount cards. Our revenues from the sale of these products and services consisted of commissions paid by an unaffiliated company. We discontinued the selling of ancillary products and services as of June 1, 2007. Revenue from these programs during the first nine months of 2007 was $2.6 million.

Noninterest Expenses. Noninterest expenses in the first nine months of fiscal 2008 increased to $26.8 million from $23.6 million in the first nine months of fiscal 2007, an increase of $3.2 million or 13.6%. Included in the first nine months of fiscal 2008 is $4.0 million of amortization expense for our intangible assets compared to $0.3 million in the first nine months of 2007. As a result of the Transaction, many expenses previously charged to PFS are now paid by MBD including, but not limited to, employee expenses, advertising and rent. We now pay MBD a management and record keeping fee to reimburse for services now performed after the reorganization of our business operations. For the first nine months of fiscal 2008 this expense was $20.4 million compared to $2.2 million for the first nine months of 2007 which represents one month of expense due to the timing of the Transaction.

Net Income. Income before taxes in the first nine months of fiscal 2008 was $8.2 million and net income was $5.0 million compared to income before taxes of $1.6 million and net income of $0.9 million during the first nine months of fiscal 2007.

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

Prior to the Transaction, finance receivables were charged-off when management deemed them to be uncollectible through normal collection procedures or before they become 270 days past due.

In connection with the Transaction, we changed our charge-off methodology to coordinate it with MCFC’s charge-off methodology. Accordingly, we now charge-off finance receivables at 180 days past due or earlier if management deems it appropriate.

	As of June 30, 2008	As of September 30, 2007
	(dollars in thousands)

Total finance receivables	$299,509	$279,778

Total finance receivables balances 60 days or more past due	$7,763	$11,693

Total finance receivables balances 60 days or more past due as a percent of total finance receivables	2.59%	4.18%

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

Military Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Primarily, charge-offs occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments. Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When buying loans, however, we cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military. Nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. Another source of loss is when a customer declares bankruptcy. See our annual report “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations – Nonearning Assets.”

In connection with the Transaction, we implemented a change in our charge-off methodology to charge-off loans no later than 180 days delinquent from 270 days delinquent.

The following table presents net charge-offs on direct loans and net charge-offs as a percentage of direct loans as of the ends of the periods presented:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2008	Period from June 1 - June 30, 2007	Period from April 1-May 31, 2007	Nine Months Ended June 30, 2008	Period from June 1 - June 30, 2007	Period from Oct. 1-June 30, 2007

Military Loans:
Loans charged-off (1)	$4,852	$6,545	$3,794	$17,369	$6,545	$14,277
Less recoveries	591	161	292	1,793	161	1,141
Net charge-offs	$4,261	$6,384	$3,502	$15,576	$6,384	$13,136

Average military receivables (2)	$273,674	$257,394	$260,616	$270,878	$257,394	$261,388
Percentage of net charge-offs to
average military receivables	6.23%	29.8%	8.06%	7.67%	29.8%	7.54%

_________________________

(1) June 2007 includes a one-time charge-off of $4.5 million relating to the change in the charge-off methodology.

(2) Averages are computed using month-end balances.

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

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2008	Period from June 2 - June 30, 2007	Period from April 1 – May 31, 2007	Nine Months Ended June 30, 2008	Period from June 1 - June 30, 2007	Period from October 1 - June 30, 2007
			(dollars in thousands)

Retail Installment Contracts:
Contracts charged-off	$253	$88	$251	$904	$88	$796
Less recoveries	67	8	12	157	8	51
Net charge-offs	$186	$80	$239	$747	$80	$745

Average retail installment contact receivables (1)	$18,909	$20,264	$21,358	$18,900	$20,264	$22,275
Percentage of net charge- offs to retail installment contract receivables	3.93%	4.72%	6.72%	5.27%	4.72%	5.02%

_________________________________________

(1) Averages are computed using month-end balances.

Allowance for Credit Losses. The following table presents our allowance for credit losses on finance receivables as of the ends of the periods presented:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2008	Period from June 1 – June 30, 2007	Period from April 1 – May 31, 2007	Nine Months Ended June 30, 2008	Period from June 1 – June 30, 2007	Period from October 1 - June 30, 2007
			(dollars in thousands)

Average total finance receivables (1)	$292,583	$277,659	$260,616	$289,778	$277,659	$283,663
Provision for credit losses	$3,998	$6,035	$5,499	$17,092	$6,035	$21,101
Net charge-offs (2)	$4,447	$6,464	$3,741	$16,323	$6,464	$13,881
Net charge-offs as a percentage of average total finance receivables	6.08%	27.94%	8.61%	7.51%	27.94%	7.34%
Allowance for credit losses	$22,408	$22,897	$23,326	$22,408	$22,897	$23,326
Allowance as a percentage of average total finance receivables	7.66%	8.25%	8.95%	7.73%	8.25%	8.22%

_________________________________________

(1) Averages are computed using month-end balances.

(2) June 2007 includes a one-time charge-off of $4.5 million relating to the change in the charge-off methodology.

We maintain an allowance for credit losses, which represents management’s best estimate of probable losses in the outstanding finance receivable portfolio. The allowance for credit losses is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provision for finance receivable losses are charged to earnings to bring the total allowance to a level considered necessary by management. As the portfolio of finance receivables consists of a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as a group. Management considers numerous factors in estimating losses in our credit portfolio, including the following:

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the ends of the periods presented:

	Successor		Predecessor	Successor		Predecessor
		Period from	Period from			Period from
	Three Months	June 1 -	April 1 -	Nine Months	Period from	October 1, 2006
	Ended June 30,	June 30,	May 31,	Ended June 30,	June 1-June 30,	- June 30,
	2008	2007	2007	2008	2007	2007
			(dollars in thousands)

Balance, beginning
of period	$22,857	$23,326	$21,568	$21,639	$23,326	$16,106
Charge-offs:
Loans charged-off	(5,105)	(6,633)	(4,045)	(18,273)	(6,633)	(15,073)
Recoveries	658	169	304	1,950	169	1,192
Net charge-offs	(4,447)	(6,464)	(3,741)	(16,323)	(6,464)	(13,881)
Provision for credit losses	3,998	6,035	5,499	17,092	6,035	21,101
Balance, end of period	$22,408	$22,897	$23,326	$22,408	$22,897	$23,326

Changes in the provision for credit losses primarily are a result of changes in net charge-offs, growth in the finance receivables and changes in the trends of our portfolio quality. The decline in our provision for credit losses for third quarter 2008 from the same period in fiscal 2007 was due to an improvement in the trend of our net charge-offs from 8.09% in second quarter 2008 to 6.08% in third quarter 2008. Thus we have not had to increase the allowance for credit losses as dramatically this quarter due to these improving trends.

Loan Acquisition / Origination

Asset growth is the most important factor in determining our future revenues. We are dependent upon MBD and retail merchants to increase their originations for our future growth. Loans purchased from MBD and retail merchants increased for the first nine months of fiscal 2008 to $253.3 million from $226.7 million for the first nine months of fiscal year 2007, an increase of $26.7 million or 11.8%. See “Results of Operations – Nine Months Ended June 30, 2008 Compared to Nine Months ended June 30, 2008 – Finance Receivables.”

The following table sets forth our overall loan originations and purchases of military loans and retail installment contracts as of the end of the periods presented:

	Successor		Predecessor	Successor		Predecessor
		Period from				Period from
	Three Months	June 1 -	Period from	Nine Months	Period from	October 1 -
	Ended June 30,	June 30,	April 1-May 31,	Ended June 30,	June 1-June 30,	June 30,
	2008	2007	2007	2008	2007	2007
			(dollars in thousands)

Total Loans Acquired/Originated:
Gross balance	$91,098	$26,099	$52,568	$253,302	$26,099	$200,552
Number of finance
receivable notes	29,143	7,485	15,077	79,296	7,485	57,139
Average note amount	$3,126	$3,487	$3,487	$3,194	$3,487	$3,510

Military Loans:
Gross balance	$85,875	$24,915	$49,914	$239,727	$24,915	$188,843
Number of finance
receivable notes	27,338	7,058	14,208	74,563	7,058	53,198
Average note amount	$3,141	$3,530	$3,513	$3,215	$3,530	$3,550

Retail Installment Contracts:
Gross balance	$5,223	$1,183	$2,654	$13,575	$1,183	$11,709
Number of finance
receivable notes	1,805	427	869	4,733	427	3,941
Average note amount	$2,894	$2,772	$3,054	$2,868	$2,772	$2,971

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry. Our principal use of cash is to purchase military loans and retail installment contracts. We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and operations, and the cash generated from loan repayments and operations. This amount is generally cash used in investing activities. Cash used in investing activities in the first nine months of fiscal year 2008 was approximately $36.0 million, which was funded from operating activities of $29.9 million and $8.4 million from financing activities. The high volume of cash activities in the first nine months of fiscal 2007 is attributable to the Transaction. Cash used in investing activities in the first nine months of fiscal 2007 (Combined Period) was approximately $102.9 which was funded from $42.1 million of cash from operating activities and $61.3 million from financing activities.

In the first nine months of fiscal 2007, financing activities primarily consisted of borrowings and repayments relating to bank debt, an unsecured revolving credit line from our parent (for predecessor company only), investment notes and dividends. We have not sold any investment notes since December 31, 2006. In the first nine months of fiscal 2008, financing activities primarily consist of borrowing and repayments relating to our Senior Lending Agreement. We anticipate that our cash inflow from operations and borrowings under our Senior Lending Agreement will be adequate to meet our cash outflows to fund anticipated growth in finance receivables, operating expenses, repayment of indebtedness, and planned capital expenditures.

On or before March 31st of each year, each bank that is a party to the senior lending agreement is to deliver to us a written indication of whether or not it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of June 30, 2008, banks that are a party to our senior lending agreement have indicated in writing their willingness to participate in fundings up to an aggregate of $278.0 million.

Senior Indebtedness-Bank Debt. As of June 30, 2008 we had $196.3 million of senior debt outstanding compared to $184.8 million at September 30, 2007, an increase of $11.5 million or 6.2%. Our senior lending agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of June 30, 2008, we could request up to $30.5 million in additional funds and remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. As of June 30, 2008, we were in compliance with all loan covenants.

Senior Indebtedness-Related Party. We had a revolving line of credit, payable on demand, from our former parent, Pioneer Financial Industries, Inc. Interest on this facility accrued at the prime rate plus 2%. At June 30, 2007, there was $.5 million outstanding under this credit facility with an interest rate of 10.25%. As of June 30, 2008 we had no outstanding line of credit with a related party.

Senior Indebtedness Table. As of June 30, 2008 and 2007, the total borrowings and availability under our senior lending agreement and our revolving line of credit from our parent company consisted of the following amounts for the ends of the periods presented:

	Successor		Predecessor
			As of
	As of June 30,	As of June 30,	September 30,
	2008	2007	2007
	(dollars in thousands)
Revolving Credit Line (1):
Total facility	$40,000	$40,000	$45,000
Balance at end of period	$23,507	$10,896	$15,463
Maximum available credit (2)	$16,493	$29,104	$29,537

Term Notes (3):
Total facility	$238,000	$235,000	$260,000
Balance at end of period	$172,774	$171,325	$169,345
Maximum available credit (3)	$92,588	$63,675	$116,100

Total Revolving and Term Notes (1) (3):
Total facility	$278,000	$275,000	$305,000
Balance at end of period	$196,281	$182,221	$184,808
Maximum available credit (2)	$109,081	$92,779	$145,637
Credit facility available (4)	$30,477	$33,509	$27,558
Percent utilization of the total facility	70.60%	66.26%	60.59%

_____________________________________

(1)	Includes revolving credit line from our parent (from predecessor company only).
(2)	Maximum available credit assuming proceeds in excess of the amounts shown below under “Credit Facility

Available” are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%.

(3)	Includes 48-month amortizing term notes.
(4)	Credit facility available based on the existing asset borrowing base and maintaining a Senior Indebtedness to

Net Receivable Ratio of not more than 80.0%.

Outstanding Investment Notes. Prior to December 31, 2006, we funded certain capital and financial needs through the sale of investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of June 30, 2008, we had outstanding $34.6 million of these notes at a weighted average interest rate of 9.38%. We do not intend to issue any additional investment notes at this time.

As part of the Transaction, we recorded certain liabilities at market value. The table below is a reconciliation of these adjustments as of June 30, 2008.

	Amortizing Term Notes	Investment Notes
Notional value	$172,877,032	$34,603,984
Purchase adjustment (1)	(103,019)	716,424
Recorded Value	$172,774,013	$35,320,408

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

The following shows the estimated impact on earnings of changes in interest rates on variable rate debt:

Decrease/increase:	-2%	-1%	0%	+1%	+2%
Revolving credit line	$(470,140)	$(235,070)	$—	$235,070	$470,140
Amortizing term notes	(2,411,023)	(1,667,883)	(927,743)	(181,603)	561,536
Total impact on interest expense	$(2,881,163)	$(1,902,953)	$(927,743)	$53,467	$1,031,676

ITEM 4T. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

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

21	Subsidiaries (Incorporated by reference to Exhibit 21 of the annual report on form 10-Q filed with the Securities and Exchange Commission on April 7, 2008).
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER FINANCIAL SERVICES, INC.

Name	Title	Date

/s/ Thomas H. Holcom	Chief Executive Officer	August 14, 2008
Thomas H. Holcom	and Sole Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	August 14, 2008
Laura V. Stack	Treasurer and Asst. Secretary
(Principal Financial Officer
and Principal Accounting Officer)