Form 10-K
period 2008-09-30
PIONEER FINANCIAL SERVICES INC
filed 2008-12-29
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      ☐  Yes☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐  Yes☒  No

Indicate by check mark whether the Registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2008
Common Stock, no par value	1 share

As of September 30, 2008, 1 share of the Registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-K

September 30, 2007

TABLE OF CONTENTS

Item No.	Page

PART I

ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	6
ITEM 2.	PROPERTIES	9
ITEM 3.	LEGAL PROCEEDINGS	9

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.	9
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA	10
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	11
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.	25
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	26
ITEM 9A.	CONTROLS AND PROCEDURES	52

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	53
ITEM 11.	EXECUTIVE COMPENSATION	54
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS	58
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE	58
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	60

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	62

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“report”) contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in the “Item 1A.-Risk Factors” and “Item 7.-Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

ITEM 1.	BUSINESS

General

Pioneer Financial Services, Inc. (“PFS”) is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”). With PFS’s wholly owned subsidiaries (collectively “we”, “us”, “our” or the “company”), purchases military loans and retail installment contracts, on a worldwide basis, made exclusively to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We purchase these primarily from two different types of sources. Our largest source is a major vendor, the Military Banking Division of MidCountry Bank (a wholly-owned subsidiary of MCFC and referred to throughout as “MBD”). MBD is an affiliate and originates direct loans through a network of loan production offices and via the Internet; military families use these loan proceeds to purchase goods and services. We also purchase retail installment contracts from retail merchants that sell consumer goods to active duty or retired career U.S. military personnel or U.S. Department of Defense employees. We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense. However, we do seek to maintain a positive, supportive relationship with the military community.

Prior to May 31, 2007, we were a wholly-owned subsidiary of Pioneer Financial Industries, Inc., a Nevada corporation (“PFI”). On May 31, 2007, MCFC acquired 100% of PFI’s common stock (the “Transaction”). The Transaction resulted in a change in control effective May 31, 2007. Pursuant to the Transaction, MCFC reorganized our operations. Prior to June 1, 2007, we originated loans exclusively to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. In connection with the Transaction, activities related to the origination and servicing of loans are now being conducted by MBD. In addition, generally all of our former employees work for MBD. We now purchase the loans originated by MBD as long as the loans meet certain criteria. We plan to hold these loans until repaid. We have entered into Loan Sale and Master Services Agreement (“LSMS”) with MBD which outlines the terms of the sale and servicing of these loans.

Prior to June 1, 2007, we also purchased retail installment contracts from retail merchants that sell consumer goods to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. We continue to purchase such contracts. Prior to the Transaction, we also sold non-loan related products and services including roadside assistance programs and discount cards. We discontinued the selling of ancillary products and services as of June 1, 2007.

In connection with the Transaction, the following personnel changes occurred:

•

On June 1, 2007, Thomas H. Holcom was named our new Chief Executive Officer and the President of MBD. Mr. Holcom continues as our President. He was also elected by MCFC as the sole member of the board of directors of the Company on June 1, 2007. Mr. Holcom had served as our President and Chief Operating Officer prior to the Transaction.

•

In June 2007, Laura V. Stack was named our new Chief Financial Officer. Ms. Stack had served as our Director of Corporate Finance prior to the Transaction and had previously held the position of our controller.

•	In July 2007, Joe B. Freeman was named our Chief Operating Officer. Mr. Freeman had served as our Chief Lending Officer and our Chief Strategy Officer prior to the Transaction.

Mr. Holcom, Ms. Stack and Mr. Freeman are our executive officers and are responsible for our policy-making decisions. However, we have a few employees and none of these officers are compensated directly by us. Each of these officers is also an employee and an officer of MBD. MBD and MCFC provide compensation and remuneration for services to these executive officers and all the employees of MBD.

In connection with the Transaction, MCFC paid the shareholders of PFI (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC is also required to pay the Sellers an additional $5 million in contingent payments, of which $4 million will be contributed to us and $1 million to MBD, if we meet one of certain financial performance goals which will be evaluated and paid in two installments over the 24 months following the acquisition. These goals pertain to net revenue, net income, finance receivables and the number of customer relationships for the calendar years ending December 31, 2007 and 2008. As of December 31, 2007 we met our performance goals for the calendar year, resulting in MCFC paying the Sellers $2 million on March 31, 2008, which was contributed to us.

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

For the loans we purchase, MBD uses our proprietary underwriting guidelines and scoring model when it originates loans. Under these guidelines, in evaluating the creditworthiness of potential customers, MBD primarily examines the individual’s debt to income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from that discretionary income. Loan repayment terms are generally structured to repay the entire loan prior to the customer’s estimated separation from the military. However, when we purchase loans from MBD, we can not predict when or whether a customer may unexpectedly leave the military or when or whether other events could occur which result in not being repaid prior to a customer’s departure from the military.

We only purchase loans made to consumers who fit our business model and underwriting guidelines. When we purchase loans from MBD, we use our standard underwriting guidelines to predict the relative likelihood of credit applicants repaying their obligation to us. In general, the majority of finance receivables we own are under $10,000, repayable in equal monthly installments and have terms no longer than 48 months.

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

As a customer service, we consider purchasing a new loan from MBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income. Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. Approximately 29.4% of the amount of all military loans originated or purchased were refinancings from outstanding loans.

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

Retail Installment Contracts. We also purchase retail installment contracts, which meet our quality standards and return on investment objectives from approximately 118 retail merchants. Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. We generally acquire these contracts without recourse to the originating merchant. However, some retail merchant reserve agreements allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible. Retail installment contracts generally have maximum terms of 48 months.

Management and Record Keeping Services

We have retained MBD to provide management and record keeping services. MBD will service our finance receivables in the same manner as we did prior to the Transaction. For these management and record keeping services, we pay MBD a monthly fee in an amount equal to .67% (8% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index. Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and NSF fees, associated with these loans and retail installment contracts. For these services, we also pay MBD an annual fee of $32.00 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.

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

Prior to June 1, 2007, our consumer lending business was subject to extensive regulation, supervision and licensing by various state departments of banking and other state and federal agencies. It was also subject to various judicial and administrative decisions of general applicability that also set requirements and restrictions applicable to our lending activities. Failure to comply with these requirements could have led to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. In addition, state and federal agencies have the authority to require a lender that has violated existing laws to reimburse customers for fees or other charges. Our lending subsidiaries were also subject to detailed supervision by authorities in the states where they were located. Legislation and regulations generally required licensing, limit loan amounts, duration and charges for various categories of loans, required adequate disclosure of certain contract terms and limit collection practices and creditor remedies. Licenses were renewable and were subject to revocation for violation of these laws and regulations. In addition, we were subject to state usury laws, which limited the interest rates we could charge.

The New Lending Act for Service Members. On October 17, 2006, the President of the United States signed into law the New Lending Act for Service Members which became effective on October 1, 2007. This new law applies to Refund Anticipation Loans, Title Loans and Payday loans and does not apply to us, the military loans originated by MBD or the merchants who sell us retail installment contracts.

Reinsurance Regulations

Our reinsurance subsidiary is subject to laws and regulations of the insurance authorities in the State of Nevada. These regulations cover such matters as its capitalization, reserve requirements, affiliate transactions, and permitted investments. They also place restrictions on the amount of dividends that the reinsurance subsidiary can pay to us and requires us to maintain a certain capital structure. As of September 30, 2008, the reinsurance subsidiary had the ability to pay us up to $2.97 million in dividends pursuant to these laws and regulations. If the reinsurance subsidiary does not continue to satisfy these requirements, it may be prohibited from distributing available cash to us, which may in turn impair our ability to pay interest and principal on the investment notes. See “Item 1A. Risk Factors—Our reinsurance program is also subject to state and federal laws and regulation and any changes in these laws or regulations may materially adversely affect our results of operations, cash flow, financial condition and business operations.”

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

Compliance

We have procedures and controls in place to monitor compliance with numerous federal and state laws and regulations. However, because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors, we may, from time to time, inadvertently violate these laws and regulations. If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.

MBD and the retail merchants who originate military loans and retail installment contracts purchased by us also must comply with both state and federal credit and trade practice statutes and regulations. If MBD or retail merchants fail to comply with these statutes and regulations, consumers may have rights of rescission and other remedies. In such cases, we have rights under our agreement with these merchants to require the merchant to repurchase the related retail installment contracts and to pay us for any damages we may incur or litigation costs, including attorney’s fees and costs. However, if we are unable to enforce our agreement with the merchant, resulting consumer recession rights and remedies could have an adverse effect on our business, results of operation, financial condition and cash flow.

Although we believe our operations comply with current regulatory requirements, we are unable to predict whether state or federal authorities will require changes in its reinsurance or loan acquisition practices in the future, or the impact of those changes on our profitability.

Employee Relations

We employ approximately three employees at our Germany location. MBD employees perform services for us and we do not contribute to the compensation of these employees, but pay servicing and other fees to MBD. Prior to June 1, 2007, we had approximately 284 employees.

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

ITEM 1A. – Risk Factors

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

The profitability and growth of our business and our ability to purchase loans currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future. Our bank debt is comprised of individual loans from banks, which are a party to our Senior Lending Agreement. This Senior Lending Agreement is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. No bank has an obligation to make any additional future loans to us. As of September 30, 2008, we could request up to $20.1 million in additional funds pursuant to the terms of the Amended and Restated Senior Lending Agreement signed May 31, 2007 and to remain in compliance with the terms of our senior lending agreement. No bank, however, has any contractual obligation to lend us these additional funds. If we are unable to renew or replace the bank debt or find alternative financing at reasonable rates, we may be forced to reduce our loan acquisition. If we are forced to reduce our loan acquisition, there can be no assurance that we will be able to pay the interest and principal on the investment notes. With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some banks in our credit group which may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels.

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

We purchase loans which were made exclusively to the military market, which traditionally has higher delinquencies than customers in other markets, resulting in higher charge-offs, a reduction in profitability and impairment of our ability to pay interest and principal on the investment notes.

A large portion of our loan customers are unable to obtain financing from traditional sources, due to factors such as their age, frequent relocations and lack of credit history. Historically, we have experienced higher delinquency rates than traditional financial institutions. When we purchase loans, we depend on underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers. However, these standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies, foreclosures or losses on the loans which we own could reduce our profitability and have a materially adverse impact on our business, financial condition and results of operations which restricts our ability to pay interest and principal on the investment notes.

An increase in market interest rates may result in a reduction in our profitability and impair our ability to pay interest and principal on the investment notes.

Sustained, significant increases in market interest rates could unfavorably impact our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on the loans we own and the interest rate we must pay on our outstanding bank debt and investment notes. Any significant reduction in our profitability would have a material adverse impact on our business, results of operation, financial condition and cash flow which diminish our ability to pay interest and principal on the investment notes.

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

Our wholly-owned subsidiary reinsures generally all of the credit life and credit accident and health insurance policies sold by us and MBD on the borrowers for the loans we own. These policies pay the loan payments as they become due during a customer’s disability due to illness or injury, including war-related injuries, and pay the balance in the event of death including war related fatalities. Therefore, if a large number of borrowers are injured and disabled in combat, the profitability of our reinsurance subsidiary would be impaired, which could have a material adverse impact on our business, results of operation, financial condition and cash flow and may impair our ability to pay interest and principal on the investment notes.

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

MBD is part of MidCountry Bank, a federal savings bank which is regulated by the Office of Thrift Supervision. MBD’s lending operations as well as our retail merchants are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on their operations. This regulatory and legal oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole. As a result of these regulations and laws, MBD and the retail merchants must, among other things, obtain and maintain certain licenses and qualifications. Loss of any of these licenses would have a materially adverse impact on MBD’s and the retail merchants’ ability to make loans in the military market. Changes in these laws may make lending in the military market overly burdensome. Limitations on MBD’s and the retail merchants’ ability to make or extend loans in the military market will have a materially adverse impact on our results of operations, cash flow, financial condition and business operations. Further, these regulations and laws place limits on the interest rates, fees and other charges MBD and retail merchants may impose. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including increasing the ability of competitors to offer loans in the military market thus reducing the loans available for us to purchase.

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

The trust indenture does not contain extensive covenants to protect your investment in the notes.

The investment notes do not have the benefit of extensive covenants. The covenants in the trust indenture are not designed to protect your investment if there is a material adverse change in our financial condition or results of operations. For example, the trust indenture does not contain any restrictions on our ability to create or incur senior indebtedness or other indebtedness or to pay dividends or any financial covenants (such as a fixed charge coverage or minimum net worth covenants) to help ensure our ability to pay interest and principal on the investment notes. The trust indenture does not contain provisions that permit note holders to require that we redeem the notes if there is a takeover, recapitalization or similar restructuring. In addition, the trust indenture does not contain covenants specifically designed to protect note holders if we engage in a highly leveraged transaction.

Almost all of our loan customers are active-duty military or federal government employees who could be instructed not to do business with MBD or us, or access to the Government Allotment System could be denied.

When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level determine one or more of MBD’s loan production offices or its Internet site to be off limits, MBD and we would be unable to do new business with the potential customers they command or supervise. Additionally, approximately 58% of our borrowers make their monthly loan payments through the Government Allotment System. Military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing the credit risk of loans we own. Without access to sufficient new customers or to the Government Allotment System, we may be forced to discontinue lending and liquidate our portfolio of military loans and retail installment contracts.

If a customer leaves the military prior to repaying the military loan, there is an increased risk that loan will not be repaid.

The terms of repayment on the loans we purchase are generally structured so the entire loan amount is repaid prior to the customer’s estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur which result in our loan not being repaid prior to the customer’s departure from the military, there is an increased chance that our loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. As of September 30, 2008, we had approximately 3,000 customers who separated from the military prior to repaying their loan and who in the aggregate owed us approximately $5.9 million. Based on historical charge-off models, management believes this could result in approximately $4.0 million in charge-offs. If that amount increases or the number of customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs will increase. This will have a materially adverse effect on our business, cash flow, results of operations and financial condition.

The laws and regulations of the Nevada insurance authority may restrict our reinsurance subsidiary’s ability to distribute available cash to us.

The operations of our wholly-owned reinsurance subsidiary are subject to the laws and regulations of the insurance authority in the State of Nevada. Among other things, these laws and regulations place restrictions on the amount of dividends that the reinsurance subsidiary can pay us and requires us to maintain a certain capital structure. As of September 30, 2008, the reinsurance subsidiary had the ability to pay us up to $2.97 million in dividends pursuant to these laws and regulations. If the reinsurance subsidiary does not continue to satisfy these requirements, it may be prohibited from distributing available cash to us, which may in turn impair our ability to pay interest and principal on the investment notes.

We have limited restrictions on the payments we may make to our parent, MCFC. Our ability to disperse our working capital could diminish our ability to pay interest and principal on the investment notes.

As of September 30, 2008, our sole shareholder, MCFC, owned the outstanding share of our common stock. Accordingly, MCFC will be able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the investment notes. The Senior Lending Agreement, among other things, limits the amounts that we can pay to MCFC each year. In fiscal 2008, the Senior Lending Agreement prohibits us from paying MCFC more than $700,000 for strategic planning services, professional services, product identification and branding and service charges. Other than the covenants contained in the Senior Lending Agreement, there are no other contractual or regulatory limits on the amounts we can pay to our parent or other affiliates.

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

All of our outstanding common stock is held by MCFC and, accordingly, there is no established public trading market for it. We have not sold or repurchased any of our common stock since the Transaction. During fiscal 2008 and the period from June 1, 2007 to September 30, 2008, we declared and paid a dividend in the amount of $2.5 million and $11.3 million, respectively to MCFC. Prior to June 1, 2007, we declared dividends per share of $583.60 and $67.10 for the period ending May 31, 2007, and our fiscal year ending 2006, respectively, to our former shareholder, PFI. Our ability to pay dividends is limited by the terms and conditions of our senior lending agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations --Liquidity--Senior Indebtedness.”

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this report and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The data as of, and for the periods ended September 30, 2008, September 30 and May 31, 2007, and fiscal years ended September 30, 2006, 2005, and 2004 has been derived from our audited consolidated financial statements and related notes.

	Successor		Predecessor
	As of and for the Year Ended September 30,	As of and for the Period from June 1 – Sept 30	As of and for the Period from Oct 1 – May 31	As of and for the Year Ended September 30,
	2008	2007	2007	2006	2005	2004
				(dollars in thousands, except per share amounts)
Consolidated Balance Sheet Data:
Total finance receivables	$319,290	$279,778	$283,438	$276,817	$256,890	$206,321
Allowance for credit losses	$(22,982)	$(21,639)	$(23,326)	$(16,106)	$(14,002)	$(11,241)
Total assets	$352,643	$308,687	$275,096	$268,462	$247,340	$198,272
Senior indebtedness:
Revolving lines of credit (1)	$23,586	$15,463	$15,599	$13,285	$15,624	$15,234
Amortizing term notes	$198,414	$168,929	$175,524	$170,533	$163,973	$121,912
Investment notes	$34,904	$36,074	$35,612	$33,793	$25,125	$23,222
Total equity	$88,544	$81,571	$32,045	$39,010	$32,072	$25,894
Consolidated Statement of Operations Data:
Revenue:
Interest income and fees	$83,843	$25,319	$53,171	$73,065	$63,182	$54,059
Interest expense	16,364	5,498	10,547	14,249	10,995	9,063
Net interest income before provision for credit losses	$67,479	$19,821	$42,624	$58,816	$52,187	$44,996
Provision for credit losses	21,912	11,368	21,101	18,276	13,044	10,588
Net interest income	$45,567	$8,453	$21,523	$40,540	$39,143	$34,408
Insurance premiums and commissions	3,941	1,493	3,313	3,375	4,922	5,120
Other income, fees and commissions	8	2	1,121	1,201	1,250	1,696
Net non-interest income	3,949	1,495	4,434	4,576	6,172	6,816
Non-interest expense	36,365	11,241	20,989	32,403	34,272	32,101
Income (loss) before income taxes	13,151	(1,293)	4,968	12,713	11,043	9,123
Provision for (benefit from) income taxes	5,377	(471)	1,933	4,614	3,875	3,136
Net income (loss):	$7,774	$(822)	$3,035	$8,099	$7,168	$5,987

Net income (loss) per share:
Basic and diluted	$7,774,111.00	$(822,811.65)	$177.12	$472.62	$418.30	$349.43
Cash dividends per common share	$2,507,177.00	$3,897,333.00	$583.60	$67.10	$58.40	$49.61

(1) Includes debt to our parent under a revolving line of credit of $1.4 million, $1.7 million, and $2.6 million as of September 30, 2006, 2005, and 2004, respectively.

(2) Number of shares outstanding is 1 and 17,136 in the successor and predecessor period, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On a worldwide basis, we purchase consumer loans made exclusively to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We purchase primarily from two different types of sources. Our largest source of military loans is MBD, an affiliate who originates direct loans through a network of loan production offices and via the Internet; military families use these loan proceeds to purchase goods and services. We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We plan to hold these military loans and retail installment contracts until repaid.

Finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants. All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. At acquisition, the size of the average finance receivable that we own was approximately $3,168 during fiscal year 2008. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as age, frequent relocations and lack of credit history. These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the growth in amount of aggregate finance receivables we are able to acquire from MBD and retail merchants, as well as, the maintenance of loan quality.

Sources of Income

Currently we generate revenues primarily from interest earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased. We also earn revenues from credit reinsurance premiums. For purposes of the following discussion, “revenues” means the sum of our finance income and reinsurance premiums.

Prior to June 1, 2007, our revenues and resulting income came from interest income derived from direct consumer lending (“military loans”) and retail installment contracts purchased, sale of credit insurance products, credit reinsurance premiums, and commissions earned on the sale of ancillary products and services.

Finance Income. Finance income consists of interest and origination revenue earned on the military loans and retail installment contracts we own (referred to throughout individually as “loan” or collectively as “loans” or “finance receivables”). Our interest revenue is based on the risk adjusted interest rates charged customers for loans that we purchase. Interest rates vary from loan to loan based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated. Prior to June 1, 2007, we also earned fee income from these loans. Finance income comprised approximately 95.5% of our total revenues in fiscal 2008.

Credit Insurance Commissions. Prior to June 1, 2007, we offered payment protection plans in the form of credit life and credit accident and health insurance to our customers. Customers were not obligated to purchase plans but purchased them at the customers’ discretion. We received a commission when a customer purchased a plan. These commissions were recognized ratably over the life of the policy. Credit insurance commission’s income comprised approximately 1.75% of our total revenues on fiscal 2007. As of June 1, 2007, we no longer sell these plans and have no commission income.

Credit Reinsurance Premiums. We have a wholly-owned insurance subsidiary that reinsures substantially all of the credit life, credit accident and health insurance sold by us and MBD. Our subsidiary assumes these reinsurance policies on behalf of an unaffiliated insurance company, providing us with an additional source of revenue. Net credit reinsurance premiums comprised approximately 4.5% of our total revenues in fiscal 2008.

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

Finance Receivables

Our finance receivables are comprised of loans previously originated by us or purchased from MBD (collectively referred to below as “military loans”) and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	Successor		Predecessor
	As of and for the Year Ended September 30,	As of and for the Period from June 1 – Sept 30	As of and for the Period from Oct 1 – May 31	As of and for the Years Ended September 30,
	2008	2007	2007	2006	2005	2004
			(dollars in thousands, except average note balance)
Finance receivables:
Total finance receivables balance	$319,290	$279,778	$283,438	$276,817	$256,890	$206,321
Average note balance	$2,608	$2,695	$2,712	$2,673	$2,622	$2,499
Total interest income and fees	$83,843	$25,319	$53,171	$73,065	$63,182	$54,059
Total number of notes	122,449	103,808	104,502	103,551	97,958	82,565

Military loans:
Total military receivables	$297,683	$260,540	$262,222	$254,979	$233,363	$184,479
Percent of total finance receivables	93.23%	93.12%	92.51%	92.11%	90.84%	89.41%
Average note balance	$2,655	$2,779	$2,805	$2,788	$2,717	$2,554
Number of notes	112,110	93,752	93,491	91,443	85,887	72,242

Retail installment contracts:
Total retail installment contract receivables	$21,607	$19,238	$21,216	$21,838	$23,527	$21,842
Percent of total finance receivables	6.77%	6.88%	7.49%	7.89%	9.16%	10.59%
Average note balance	$2,090	$1,913	$1,927	$1,803	$1,949	$2,116
Number of notes	10,339	10,056	11,011	12,109	12,071	10,323

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds. Some states and federal statutes regulate the interest rates that may be charged to our customers. In addition, competitive market conditions also impact the interest rates.

Our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our cost of funds. General inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in cost of funds. Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability. The following table presents a five-year history of important data relating to our net interest margin as of, and for the fiscal year ended September 30, 2008, the periods ended September 30 and May 31, 2007, and the fiscal years ended September 30, 2006, 2005, and 2004:

	Successor		Predecessor
	As of and for the Year Ended September 30,	As of and for the Period from June 1 - Sept 30	As of and for the Period from Oct 1 - May 31	As of and for the Years Ended September 30,
	2008	2007	2007	2006	2005	2004
			(dollars in thousands)
Total finance receivables balance	$319,290	$279,778	$283,438	$276,817	$256,890	$206,321
Average total finance receivables (1)	$295,492	$277,243	$282,519	$271,765	$231,334	$188,480
Average interest bearing liabilities (1)	$230,564	$221,860	$223,130	$214,541	$178,881	$144,179
Total interest income and fees	$83,843	$25,319	$53,171	$73,065	$63,182	$54,059
Total interest expense	$16,364	$5,498	$10,547	$14,249	$10,995	$9,063

(1) Averages are computed using month-end balances.

Results of Operations

Our accounting for the Transaction followed the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J, and Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which require that purchase accounting treatment of the Transaction be “pushed down,” resulting in the adjustment of all of our net assets to their respective fair values as of the Transaction date. Although we continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, our consolidated financial statements are presented for two periods:  Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. We have prepared our discussion of the results of operations by comparing the mathematical combination of the Predecessor Period from October 1, 2006 to May 31, 2007, and the Successor Period from June 1, 2007 to September 30, 2007. We refer to the twelve months ended September 30, 2007 as the 2007 Combined Period. Although this presentation does not comply with generally accepted accounting principles (“GAAP”), we believe the combination of the 2007 periods provides a meaningful comparison to the 2008 period. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

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

The following table sets forth the amounts from our consolidated statements of operations for the Successor Period for the twelve months ended September 30, 2008, as well as, the Predecessor Period from October 1, 2006 to May 31, 2007, the Successor Period from June 1, 2007 to September 30, 2007 and Combined Period from October 1, 2006 to September 30, 2007. In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

	Successor		Predecessor	Combined
	As of and for the Year Ended September 30,	Period From June 1 – Sept 30	Period From Oct 1 – May 31	As of and for the Year Ended September 30,
	2008	2007	2007	2007

Interest income and fees	$83,842,539	$25,319,478	$53,170,947	$78,490,425

Interest expense
Interest on borrowings and other debt	16,090,165	5,292,687	10,522,751	15,815,438
Interest expense	273,781	204,864	23,758	228,622
Interest expense	16,363,946	5,497,551	10,546,509	16,044,060

Net interest income before provision for credit losses	67,478,593	19,821,927	42,624,438	62,446,365
Provision for credit losses	21,911,854	11,368,272	21,101,441	32,469,713
Net interest income	45,566,739	8,453,655	21,522,997	29,976,652

Noninterest income:
Insurance premiums and commissions earned, net	3,940,598	1,492,782	3,313,121	4,805,903
Other	8,541	1,779	1,120,964	1,122,743
Total noninterest income	3,949,139	1,494,561	4,434,085	5,928,646

Noninterest expense:
Compensation and benefits	501,066	179,139	11,596,665	11,775,804
Management and record keeping and services fee	27,605,379	8,676,418	—	8,676,418
Occupancy and equipment	822,378	103,925	2,807,135	2,911,060
Advertising	84,108	19,598	1,538,223	1,557,821
Professional and regulatory fees	1,346,307	86,773	1,445,539	1,532,312
Data processing	—	3,989	162,185	166,174
Amortization of intangibles	5,311,200	2,049,000	—	2,049,000
Other operating expenses	694,863	122,631	3,439,521	3,562,152
Total noninterest expense	36,365,301	11,241,473	20,989,268	32,230,741

Income (loss) before income taxes	13,150,577	(1,293,257)	4,967,814	3,674,557
Provision for (benefit from) income taxes	5,376,466	(470,445)	1,932,729	1,462,284
Net income (loss)	$7,774,111	$(822,812)	$3,035,085	$2,212,273

Year Ended September 30, 2008 Compared to September 30, 2007 Combined Period.

Total Finance Receivables. Our aggregate finance receivables increased 14.1% during fiscal 2008 to $319.3 million on September 30, 2008 from $279.8 million on September 30, 2007. Our primary supplier of loans, MBD, saw an increase in its originations of military loans during the twelve months of fiscal 2008 over the same period in fiscal 2007, thus increasing our ability to acquire more loans in fiscal 2008. Now that we acquire loans that are originated by a bank we have the opportunity to reach more customers than we have in years past. Our aggregate average finance receivables also increased during this period to $295.5 million in fiscal 2008 from $277.2 million in fiscal 2007, an increase of $18.3 million or 6.6%.

Total Interest Income and Fees. Total interest income and fees in fiscal 2008 increased to $83.8 million from $78.5 million in the 2007 Combined Period, an increase of $5.3 million or 6.8%. This increase is primarily due to an increase in aggregate average finance receivables of $18.3 million or 6.6% (see above). This increase was in part offset by reduced fees as MBD now retains certain fees related to military loans as part of the Transaction. These fees amounted to approximately $4.9 million in the 2007 Combined Period.

Interest Expense. Interest expense in fiscal 2008 increased to $16.4 million from $16.0 million in the 2007 Combined Period, an increase of $.4 million or 2.5%. The weighted average interest rate on our debt remained constant at 6.6% in fiscal 2008 and in the 2007 Combined Period.

Provision for Credit Losses. Provision for credit losses in fiscal 2008 decreased to $21.9 million from $32.5 million in the 2007 Combined Period, a decrease of $10.6 million or 32.6%. This decrease is primarily due to positive trends in net-charge-offs and delinquency, as well as, increased collection efforts during fiscal 2008. During fiscal 2007, we began experiencing an increase in our net charge-offs, from 6.0% of our average finance receivables in fiscal 2006 to 9.7% in fiscal 2007. This increase was due in part to the more frequent and longer term deployments of our military customers, as well as, other economic conditions at that time. As a result, management increased the allowance for credit losses during fiscal 2007. During fiscal 2008, we saw a decline in our net charge-offs to 7.0%. Loans that are 60 days or more delinquent have also decreased to $9.7 million at September 30, 2008 from $11.7 million at September 30, 2007, a decrease of $2.0 million or 17.1%. See further discussion in “Allowance for Credit Losses” section.

Noninterest Income. Total noninterest income in fiscal 2008 decreased to $3.9 million from $5.9 million in the 2007 Combined Period, a decrease of $2.0 million or 33.9%. Prior to June 1, 2007, we sold non-loan related products and services, including roadside assistance programs and discount cards. We discontinued the selling of these products and services as of June 1, 2007. Revenue from these programs during fiscal 2007 was $1.1 million. In addition, as of June 1 2007, we no longer sell credit insurance policies and have no commission income. Revenue from these commissions during fiscal 2007 was $1.5 million.

Noninterest Expenses. Noninterest expenses in fiscal 2008 increased to $36.4 million compared to $32.2 million in the 2007 Combined Period, an increase of $4.2 million or 13.0%. The increase in non-interest expense is due in part to the increase in the amortization of intangibles from $5.3 million to $2.0 million for fiscal 2008 and the 2007 Combined Period, respectively.

September 30, 2007 Combined Period Compared to Year Ended September 30, 2006.

Total Finance Receivables. Our aggregate finance receivables increased 1.1% during the 2007 Combined Period to $279.8 million on September 30, 2007 from $276.8 million on September 30, 2006. Our loans acquired and originated were higher in the 2007 Combined Period compared to fiscal 2006. This increase to our finance receivables was offset due to a change in our charge-off policy in connection with the Transaction, which resulted in an additional $4.5 million reduction in our finance receivables. In the predecessor period, we charged-off our loans when management deemed them to be uncollectible through normal collections procedures or 270 days past due on a recency basis. Immediately subsequent to the Transaction, we changed our charge-off methodology to 180 days recency delinquent (rather than 270 days) to conform to the methodology utilized by MCFC and its subsidiaries.

Total Interest Income and Fees. Total interest income and fees in the 2007 Combined Period increased to $78.5 million from $73.1 million in fiscal 2006, an increase of $5.4 million or 7.4%. This increase is primarily due to a 3.4% growth in our aggregate average finance receivables from $271.8 million for fiscal 2006 to $281.1 million in the 2007 Combined Period.

Interest Expense. Interest expense in the 2007 Combined Period increased to $16.0 million from $14.2 million in fiscal 2006, an increase of $1.8 million or 12.7%. While our average interest bearing liabilities increased by $7.2 million or 3.3% during the 2007 Combined Period, we experienced higher interest expense on these borrowings due to the increases in market interest rates affecting our borrowings over the past 12 – 24 months. The weighted average interest rate on our debt increased to 6.62% in the 2007 Combined Period from 6.55% in fiscal 2006. For the same Combined Period in 2007 the weighted average market interest rate increased to 7.3% from 6.6% in fiscal 2006.

Provision for Credit Losses. Provision for credit losses in the 2007 Combined Period increased to $32.5 million from $18.3 million in fiscal 2006, an increase of $14.2 million or 77.7%. Approximately $4.5 million of this increase is due to a change in our charge-off methodology. See “Delinquency Experience.” The remaining increase is primarily due to more frequent and longer term deployments in the military market, as well as other current economic conditions. See “Item 1A. Risk Factors—If a large number of borrowers are wounded in combat, our profits may be adversely affected” and “Item 1A. Risk Factors—If a customer leaves the military prior to repaying the loans, there is an increased risk that loans will not be repaid.”

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

Prior to June 1, 2007, finance receivables were charged-off when management deemed them to be uncollectible through normal collection procedures on or before they become 270 days past due or earlier. Further, our senior lending agreement, as amended and restated on May 31, 2007, requires us to charge-off finance receivables if they are 270 days past due or earlier. In connection with the Transaction, we changed our charge-off methodology (effective June 1, 2007) to coordinate it with MCFC’s charge-off methodology. Accordingly, we now charge-off finance receivables at 180 days past due or earlier if management deems it appropriate.

The following sets forth a pro-forma analysis of the five-year history of our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for finance receivables. Predecessor Period information has been adjusted to reflect finance receivable balances that would have been delinquent under the current 180 day charge-off policy methodology.

	Successor		Predecessor
	As of and for the Year Ended September 30,	As of September 30,	As of May 31,	As of and for the Years Ended September 30,
Pro-Forma	2008	2007	2007	2006	2005	2004
			(dollars in thousands)
Total finance receivables	$319,290	$279,778	$278,038	$271,866	$253,895	$205,079
Total finance receivables balances 60 days or more past due	$9,658	$11,693	$11,204	$11,243	$10,823	$5,504
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	3.02%	4.18%	4.03%	4.14%	4.26%	2.68%

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

	Successor		Predecessor
	As of and for the Year ended September 30,	As of September 30,	As of May 31,	AS of and for the Years Ended September 30,
Pro-Forma	2008	2007	2007	2006	2005	2004
			(dollars in thousands)
Total finance receivables	$319,290	$279,778	$283,438	$276,817	$256,890	$206,321
Total finance receivables balances 60 days or more past due	$9,658	$11,693	$16,604	$16,194	$13,818	$6,746

Total finance receivables balances 60 days or more past due as a percent of total finance receivables	3.02%	4.18%	5.86%	5.85%	5.38%	3.27%

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

In connection with the Transaction, we implemented a change in our charge-off methodology to charge-off loans no later than 180 days delinquent from 270 days delinquent, which resulted in a one-time charge-off of $4.5 million in June 2007. This change increased our “Loans charged-off” in the Successor Period ending September 30, 2007 from $8.6 million to $13.1 million. The following table shows a five-year historical picture of net charge-offs on military loans and net charge-offs as a percentage of military loans:

	Successor		Predecessor
	As of and for the Year Ended September 30,	As of and for the Period from June 1 - Sept 30	As of and for the Period from Oct 1 - May 31	As of and for the Years Ended September 30,
	2008	2007	2007	2006	2005	2004
			(dollars in thousands)
Military loans:
Military receivables charged-off	$21,784	$13,103	$13,936	$17,365	$11,730	$9,951
Less recoveries	2,343	605	1,138	1,291	1,386	1,352
Net charge-offs	$19,441	$12,498	$12,798	$16,074	$10,344	$8,599
Average military receivables (1)	$276,147	$258,206	$261,388	$248,966	$208,379	$168,286
Percentage of net charge-offs to average military receivables (2)	7.04%	14.52%	7.34%	6.46%	4.96%	5.11%

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

The following table shows a five-year historical picture of net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts:

	Successor		Predecessor
	As of and for the Year Ended September 30,	As of and for the Period from June 1 - Sept 30	As of and for the Period from Oct 1 - May 31	As of and for the Years Ended September 30,
	2008	2007	2007	2006	2005	2004
			(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$1,361	$591	$1,137	$156	$12	$36
Less recoveries	234	34	54	58	73	67
Net charge-offs	$1,127	$557	$1,083	$98	$(61)	$(31)
Average retail installment contract receivables (1)	$19,345	$19,037	$21,131	$22,799	$22,955	$20,194
Percentage of net charge-offs to retail installment contract receivables (2)	5.83%	8.78%	7.69%	0.43%	(0.27)%	(0.15)%

Allowance for Credit Losses. The following table sets forth the five-year history of our allowance for credit losses:

	Successor		Predecessor
	As of and for the Year Ended September 30,	As of and for the Period from June 1 - Sept 30	As of and for the Period from Oct 1 - May 31	As of and for the Years Ended September 30,
	2008	2007	2007	2006	2005	2004
				(dollars in thousands)
Average total finance receivables (1)	$295,492	$277,243	$282,519	$271,765	$231,334	$188,480
Provision for credit losses	$21,912	$11,368	$21,101	$18,276	$13,044	$10,588
Net charge-offs	$20,569	$13,056	$13,881	$16,172	$10,283	$8,568
Net charge-offs as a percentage of average total finance receivables	6.96%	14.13%	7.37%	5.95%	4.45%	4.55%
Allowance for credit losses	$22,982	$21,639	$23,326	$16,106	$14,002	$11,241
Allowance as a percentage of average total finance receivables	7.78%	7.81%	8.26%	5.93%	6.05%	5.96%

(1) Averages are computed using month-end balances.

Management increased the allowance for credit losses in fiscal 2008 to $23.0 million from $21.6 million at the end of fiscal 2007, as a result of the increase in aggregate average finance receivables of $18.3 million or 6.6%. In June of fiscal 2007, we took a one-time charge-off of $4.5 million when we implemented the change in our charge-off methodology to follow MCFC’s methodology in connection with the Transaction. The result of this one-time charge-off of loans reduced the number of delinquent loans in our portfolio. As a result management reduced the allowance for credit losses from $23.3 million at the end of May 2007 to $21.6 million at the end of September 2007.

The following table sets forth history of the components of our allowance for credit losses:

	Successor		Predecessor
	As of and for the Year Ended September 30,	As of and for the Period from June 1 - Sept 30	As of and for the Period from Oct 1 - May 31	As of and for the Years Ended September 30,
	2008	2007	2007	2006	2005	2004
				(dollars in thousands)
Balance, beginning of period	$21,639	$23,326	$16,106	$14,002	$11,241	$9,221
Charge-offs:
Finance receivables charged-off	(23,146)	(13,694)	(15,073)	(17,521)	(11,742)	(9,987)
Recoveries	2,577	639	1,192	1,349	1,459	1,419
Net charge-offs	(20,569)	(13,055)	(13,881)	(16,172)	(10,283)	(8,568)
Provision for credit losses	21,912	11,368	21,101	18,276	13,044	10,588
Balance, end of period	$22,982	$21,639	$23,326	$16,106	$14,002	$11,241

Nonearning Assets

In the Predecessor Period, accrual of interest income is suspended when a full payment has not been received for 60 days or more, and the interest due exceeds an amount equal to 60 days of interest charges. The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received. In the Successor Period, we increased our income suspension period to 90 days to conform to that of MCFC. The impact of this change was immaterial to our overall financial statements.

Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days.

Loan Acquisition / Origination

Asset growth is the most important factor in determining our future revenues. We are dependent upon MBD and retail merchants to increase their originations for our future growth. For fiscal 2008, loan originations by us and purchased from MBD and retail merchants increased to $355.3 million from $300.6 million in the 2007 Combined Period, an increase of $54.7 million or 18.2%. See “Item 1: Business—General”.

The following table sets forth the five-year history of overall loan acquisitions / originations and lending activities:

	Successor		Predecessor
	As of and for the Year Ended September 30,	For the Period from June 1 - Sept 30	For the Period from Oct 1 - May 31	As of and for the Years Ended September 30,
	2008	2007	2007	2006	2005	2004
			(dollars in thousands, except for average note amounts)
Total loans acquired/originated:
Gross balance	$355,329	$100,068	$200,552	$288,995	$299,984	$237,381
Number of finance receivable notes	112,155	29,421	57,139	82,779	87,337	71,713
Average note amount	$3,168	$3,401	$3,510	$3,491	$3,435	$3,310

Military loans:
Gross balance	$335,271	$95,314	$188,843	$269,231	$277,524	$217,391
Number of finance receivable notes	104,986	27,727	53,198	75,961	79,615	64,939
Average note amount	$3,193	$3,438	$3,550	$3,544	$3,486	$3,348

Retail installment contracts:
Gross balance	$20,058	$4,754	$11,709	$19,764	$22,460	$19,990
Number of finance receivable notes	7,169	1,694	3,941	6,818	7,722	6,774
Average note amount	$2,798	$2,806	$2,971	$2,899	$2,909	$2,951

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry. Our principal use of cash is to purchase military loans and retail installment contracts. We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and operations, and the cash generated from loan repayments and operations. This amount is generally cash used in investing activities. Cash used in investing activities in fiscal 2008 was approximately $59.5 million, which was funded from operating activities of $36.7 million and $31.9 million from financing activities. The decrease in our cash used in investing activities and provided by financing activities is primarily attributable to the Transaction. Cash used in investing activities in the 2007 Combined Period was approximately $100.5 million, which was funded from $39.4 million of cash from operating activities and $63.2 million from financing activities. Prior to June 1, 2007, financing activities primarily consisted of borrowings and repayments relating to bank debt, an unsecured revolving credit line from our parent, investment notes and dividends. We have not sold any investment notes since December 31, 2006. In the successor period, financing activities primarily consist of borrowing and repayments relating to our Senior Lending Agreement. Currently we anticipate that our cash inflow from operations and borrowings under our Senior Lending Agreement will be adequate to meet our cash outflows to fund anticipated growth in finance receivables, operating expenses, repayment of indebtedness, and planned capital expenditures. With ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some banks in our credit group which may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels.

Senior Indebtedness. Our Senior Lending Agreement (“SLA”) is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. On May 31, 2007, in connection with the Transaction, we entered into an Amended and Restated Senior Lending Agreement with certain lenders. The SLA replaces and supersedes the Amended and Restated Senior Lending Agreement among us and certain lenders which was entered into on October 1, 2003 (“Original Senior Lending Agreement”). However, any current outstanding loans under the Original Senior Lending Agreement continue to be outstanding and are subject to the terms of the Original Senior Lending Agreement and related notes.

A brief description of the material terms of the SLA is set forth below. Such description is subject in its entirety to the actual terms of the SLA which is filed with the Current Report on Form 8-K (report date May 31, 2007) as Exhibit 4.1 and incorporated by reference herein. Generally, the terms of the SLA are similar to the terms of the Original Senior Lending Agreement.

The SLA requires each lender that is a party to the SLA to deliver to us a written indication that it wishes to participate in future fundings and the amounts that it expects to be willing to fund during the next 12 months. As of September 30, 2008, we have 11 banks that provide $278 million in fundings.

If a lender were to elect not to participate in future fundings, any existing borrowings from that lender under the revolving credit line would be payable in 12 equal monthly installments. We anticipate that we would repay that amount through borrowings from other lenders participating in the SLA. Any existing borrowings under amortizing notes from the lender electing not to participate would be repayable according to their original terms. Currently, we limit the amount we borrow from any one lender to $35 million. This limitation lessens our dependence on any one lender and the potential effect on our operations and liquidity if any one lender elects not to participate in future financing.

As of September 30, 2008, we could request up to $20.1 million in additional funds and remain in compliance with the terms of the SLA. No bank, however, has any contractual obligation to lend us these additional funds. As of September 30, 2008, we were in material compliance with all loan covenants. The initial term of the SLA was renewed to October 1, 2009 and automatically extends annually unless one of the parties objects to renewal by June 30 of each calendar year. In connection with borrowing under the SLA, we are subject to certain financial and other restrictive covenants.

The SLA gives us access to a revolving credit line and amortizing notes. The revolving credit line is payable upon demand in 12 equal monthly payments of principal and monthly payments of interest on the outstanding principal on the tenth day of each month. As of September 30, 2008, the outstanding balance of the amortizing notes was approximately $198.5 million, with interest rates fixed at 270 basis points over the ninety day moving average of like-term Treasury Notes (as defined in the SLA) at the time the amortizing notes were issued. All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.

The aggregate maximum principal amount of Senior Debt set forth in Credit Facility Letters (as such terms are defined in the SLA) issued annually by all participating lenders may not be increased by more than 10% in any year without the prior written consent of the Required Banks (as defined in the SLA). Approval of the addition of a new lender or financial institution by the Required Banks constitutes approval of an increase in the principal amount of Senior Debt by the amount of credit which such new lender or financial institution has indicated it may make available to us and which has been disclosed to the participating lenders.

Substantially all of our assets secure this debt. The SLA also limits, among other things, our ability to (1) incur additional debt from the lenders that are party to the agreement beyond that allowed by specific financial ratios and tests, (2) pay dividends, (3) make certain other restricted payments, (4) consummate certain asset sales and dispositions, (5) merge or consolidate with any other person, (6) incur additional debt for borrowed money, and (7) limits the amounts that we can pay to MCFC each year. Under the SLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. We will always report our financial position and results of operations in accordance with Generally Accepted Accounting Principles (“GAAP”). If any of these ratios and tests would require that we deviate from GAAP, we would request an amendment to the SLA. In part, these include: (a) an Allowance for Credit Losses (as defined in the SLA) equal to or greater than the Allowance for Credit Losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 3.0% of Consolidated Net Receivables (as defined in the SLA), (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the SLA) as of the end of each quarter of not greater than 4.75 to 1.00, and (c) a Senior Indebtedness to Consolidated Net Receivable Ratio (as defined in the SLA, as amended) as of the end of each quarter of no more than 80.0%, and (d) we are also required to maintain a Consolidated Total Required Capital (as defined in the SLA) of at least $60.0 million plus 50.0% of the cumulative positive net income earned by us during each of their fiscal years ending after September 30, 2006. Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year shall also be added to Consolidated Total Required Capital and may not be distributed as a dividend or otherwise. No part of the Consolidated Total Required Capital calculated as of May 31, 2007 in excess of $60 million may be distributed as a dividend. Consolidated Total Required Capital at September 30, 2008 was $65.5 million.

We may not make any payment outside the LSMS to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $700,000 plus reimbursable expenses. Such amount may be increased on each anniversary of the SLA by the percentage increase in the Consumer Price Index published by the United States Bureau of Labor for the calendar year then most recently ended. Except as required by law and as stated in the LSMS, we may not stop purchasing military loans from MBD unless the Required Banks (as defined in the SLA) consent to such action. The breach of any of these covenants or other terms of the SLA could result in a default under the SLA. If we breach certain financial covenants under the SLA, the banks would have the right to receive 80.0% of all payments we receive on our military loans and retail installment contracts. In addition, if a default occurs the lenders could seek to declare all amounts outstanding under the SLA, together with accrued and unpaid interest, to be immediately due and payable. As of September 30, 2008, we were in compliance with all loan covenants.

Senior Indebtedness Table. The following table sets forth a five-year history of the total borrowings and availability under the Senior Lending Agreement and our former revolving line from PFI:

	As of and for the Years Ending September 30,
	2008	2007	2006	2005	2004
		(dollars in thousands)
Revolving credit line (1):
Total facility	$40,000	$45,000	$49,559	$47,444	$36,363
Balance at end of year	$23,586	$15,463	$13,285	$15,624	$15,234
Maximum available credit (2)	$16,414	$29,537	$36,274	$31,820	$21,129

Term notes (3):
Total facility	$260,892	$285,445	$225,000	$207,000	$167,000
Balance at end of year	$198,466	$169,345	$170,533	$163,973	$121,912
Maximum available credit (2)	$62,426	$116,100	$54,467	$43,027	$45,088

Total revolving and term notes (1)(3):
Total facility	$300,892	$330,445	$274,559	$254,444	$203,363
Balance at end of year	$222,052	$184,808	$183,818	$179,597	$137,146
Maximum available credit (2)	$78,840	$145,637	$90,741	$74,847	$66,217
Credit facility available (4)	$20,110	$27,558	$31,019	$18,154	$21,579
Percent utilization of the total facility	73.80%	55.93%	66.95%	70.58%	67.44%

(1) Includes revolving credit line from our parent for years ending September 30, 2006, 2005, and 2004.

(2) Maximum available credit assuming proceeds in excess of the amounts shown below under “Credit Facility Available” are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%.

(3) Includes 48-month amortizing term note.

(4) Credit available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Notes Receivable Ratio of not more than 80%.

During September 2008, in response to turmoil in the financial markets and resulting liquidity concerns, we increased our borrowings on the revolving credit line to supplement our cash on hand. This increase approximated $6.5 million or about 5 days cash flow and is intended to protect the company in the event of continued and further disruption in the financial markets. As a result, the percent utilization of our total credit facility is higher and we would have approximated 71.6% had this additional borrowing not occurred.

Outstanding Investment Notes. Prior to December 31, 2006, we funded certain capital and financial needs through the sale of investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of September 30, 2008, we had outstanding $34.2 million of these notes at a weighted average interest rate of 9.43%. We do not intend to issue any additional investment notes at this time.

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

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. A significant and sustained increase in interest rates could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on military loans and retail installment contracts and interest rates paid under our senior lending agreement and investment notes. Inflation also may negatively affect our operating expenses. With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some banks in our credit group which may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels.

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

Prior credit losses and recovery experience

Current economic conditions

Current finance receivable delinquency trends

Demographics of the current finance receivable portfolio

Our credit committee also uses several ratios to aid in the process of evaluating prior finance receivable loss and delinquency experience. Each ratio is useful, but each has its limitations. These ratios include:

•	Delinquency ratio – finance receivables 60 days or more past due as a percentage of finance receivables
•	Allowance ratio – allowance for finance receivable losses as a percentage of finance receivables
•	Charge-off ratio – net charge-offs as a percentage of the average of finance receivables at the beginning of each month during the period
•	Charge-off coverage – allowance for finance receivable losses to net charge-offs

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

Valuation of Goodwill and Intangibles. Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. Other intangible assets represent other identifiable assets. We have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires that goodwill not be amortized over an estimated useful life, but rather be tested at least annually for impairment. Intangible assets other than goodwill, which are determined to have finite lives, continue to be amortized on straight-line or accelerated bases over their estimated useful lives. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Contractual Obligations

We have the following payment obligations under current financing and leasing arrangements as of September 30, 2008:

		Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$232,677,164	$83,200,315	$103,769,307	$24,083,717	$21,623,825
Interest on long term debt (1)	16,384,398	5,601,884	7,046,633	1,696,755	2,039,127
Total contractual cash obligations	$249,061,562	$88,802,199	$110,815,940	$25,780,472	$23,662,952

(1) Interest on long term debt is calculated using the weighted average interest rate of 6.63% for amortizing term notes and 9.43% for investment notes as of September 30, 2008.

		Amount of Commitment Expiration Per Period
Other Commercial Commitments:	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Lines of credit	$23,586,000	$23,586,000	—	—	—
Interest on lines of credit (1)	1,179,300	1,179,300
Total lines of credit	$24,765,300	$24,765,300

(1) Interest on long term debt is calculated using the weighted average interest rate of 6.63% for amortizing term notes and 9.43% for investment notes as of September 30, 2008.

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which enhances existing guidance for measuring assets and liabilities using fair values. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 and related interpretations on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provision of SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial condition and results of operations.

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

The amounts set forth below show the impact on earnings of changes in interest rates on variable rate debt as of the time it is scheduled to adjust, and upon the debt that matured during 2008, assuming adjustments to, or refinancing at, rates available at September 30, 2008. Changes in interest expense for various possible fluctuations in the interest rates of debt for fiscal 2008 may be estimated as follows:

Decrease/increase:	-2%	-1%	0%	+1%	+2%
Revolving credit line	$(471,720)	$(235,860)	$—	$235,860	$471,720
Amortizing term notes	(2,259,934)	(1,458,539)	657,144	144,251	945,646
Investment note	(58,461)	(27,853)	2,755	33,363	63,971
Total impact on interest expense	$(2,790,115)	$(1,722,252)	$659,899	$413,474	$1,481,337

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008, 2007 AND 2006

(WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING REPORTS THEREON)

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	28

Consolidated Balance Sheets September 30, 2008 and 2007	31

Consolidated Statements of Operations for the Successor period ended September 30, 2008, the Successor period from June 1, 2007 to September 30, 2007, the Predecessor period from October 1, 2006 to May 31, 2007, and the Predecessor period ended September 30, 2006	32

Consolidated Statements of Stockholder’s Equity for the Predecessor period from October 1, 2006 to May 31, 2007 and for the Predecessor period ended September 30, 2006	33
Consolidated Statements of Stockholder’s Equity for the Successor period ended September 30, 2008, and the Successor period from June 1, 2007 to September 30, 2007	34
Consolidated Statements of Cash Flows for the Successor period ended September 30, 2008, the Successor period from June 1, 2007 to September 30, 2007, the Predecessor period from October 1, 2006 to and May 31, 2007, and the Predecessor period ended September 30, 2006	35

Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and Stockholder of Pioneer Financial Services, Inc.

Pioneer Financial Services, Inc.

Kansas City, MO.

We have audited the accompanying consolidated balance sheet of Pioneer Financial Services, Inc. (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements is of operations, stockholder’s equity, and cash flows for the year ended September 30, 2008, and period from June 1, 2007 to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pioneer Financial Services, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the year ended September 30, 2008, and the period from June 1, 2007 to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, on October 1, 2007, the Company has adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”.

As discussed in Note 2 to the consolidated financial statements, on May 31, 2007, the Company was acquired by MidCountry Financial Corp. and immediately subsequent to the acquisition of the Company, the Company made a dividend to MidCountry Financial Corp, of its business operations certain assets and liabilities related to the origination and servicing of finance receivables.

DELOITTE & TOUCHE LLP

Minneapolis, MN

December 15, 2008

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and the Stockholder

Pioneer Financial Services, Inc.

Kansas City, Missouri

We consent to the inclusion in this annual report on Form 10-K as of and for the year ended September 30, 2008 of our report dated January 3, 2008, with respect to our audit of the consolidated balance sheets of Pioneer Financial Services, Inc. as of May 31, 2007, and the related consolidated statements of income, stockholder’s equity and cash flows for the eight month period ended May 31, 2007 (predecessor period), included herein.

MAYER HOFFMAN McCANN P.C.

Leawood, Kansas

December 15, 2008

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and the Stockholder

Pioneer Financial Services, Inc.

Kansas City, Missouri

We consent to the inclusion in this annual report on Form 10-K of our report dated November 7, 2006, with respect to our audit of the consolidated balance sheets of Pioneer Financial Services, Inc. as of September 30, 2006, and the related consolidated statements of income, stockholder’s equity and cash flows for the year ended September 30, 2006, included herein.

BKD, LLP

Kansas City, Missouri

December 15, 2008

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND 2007

ASSETS

	Successor
	2008	2007

Cash and cash equivalents – non-restricted	$12,747,137	$3,700,823
Cash and cash equivalents – restricted	701,700	3,540,231
Investments - restricted	6,840,531	3,413,564
Investments - non-restricted	130,000	230,000

Net finance receivables	271,729,886	236,234,550

Furniture and equipment, net	556,604	747,342
Deferred income tax asset	2,585,693	—
Prepaid and other assets	6,319,812	6,083,591
Deferred acquisition costs	2,917,548	2,727,539
Goodwill	29,474,280	28,058,432
Intangibles - net	18,639,800	23,951,000

Total assets	$352,642,991	$308,687,072

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$23,586,000	$15,463,000
Accounts payable	1,667,373	1,725,005
Accrued expenses and other liabilities	5,528,119	3,877,235
Amortizing term notes	198,413,822	168,928,850
Investment notes	34,903,686	36,073,502
Deferred income tax liability	—	1,048,092

Total liabilities	264,099,000	227,115,684

Stockholder’s equity:
Common stock, no par value; 1 share issued and
outstanding	84,394,200	82,394,200
Retained earnings (deficit)	4,149,791	(822,812)

Total stockholder’s equity	88,543,991	81,571,388

Total liabilities and stockholder’s equity	$352,642,991	$308,687,072

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended	Period From	Period From	Year Ended
	September 30,	June 1 – Sept 30	Oct 1 – May 31	September 30,
	2008	2007	2007	2006

Interest income and fees	$83,842,539	$25,319,478	$53,170,947	$73,064,771

Interest expense	16,363,946	5,497,551	10,546,509	14,249,361

Net interest income before provision for
credit losses	67,478,593	19,821,927	42,624,438	58,815,410
Provision for credit losses	21,911,854	11,368,272	21,101,441	18,276,063
Net interest income	45,566,739	8,453,655	21,522,997	40,539,347

Noninterest income:
Insurance premiums and commissions
earned, net	3,940,598	1,492,782	3,313,121	3,374,735
Other	8,541	1,779	1,120,964	1,201,625
Total noninterest income	3,949,139	1,494,561	4,434,085	4,576,360

Noninterest expense:
Compensation and benefits	501,066	179,139	11,596,665	17,988,586
Management and record keeping services fee	27,605,379	8,676,418	—
Occupancy and equipment	822,378	103,925	2,807,135	4,302,536
Advertising	84,108	19,598	1,538,223	2,752,672
Professional and regulatory fees	1,346,307	86,773	1,445,539	2,391,343
Amortization of intangibles	5,311,200	2,049,000	—
Other operating expenses	694,863	126,620	3,601,706	4,967,887
Total noninterest expense	36,365,301	11,241,473	20,989,268	32,403,024

Income (loss) before income taxes	13,150,577	(1,293,257)	4,967,814	12,712,683
Provision for (benefit from) income taxes	5,376,466	(470,445)	1,932,729	4,613,899
Net income (loss)	$7,774,111	$(822,812)	$3,035,085	$8,098,784

Net income (loss) per share, basic and diluted (1)	$7,774,111	$(822,812)	$177.12	$472.62

(1) Number of shares outstanding is one and 17,136 in the successor and predecessor period, respectively.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE PREDECESSOR PERIOD FROM OCTOBER 1, 2006 TO MAY 31, 2007

AND THE PREDECESSOR YEAR ENDED SEPTEMBER 30, 2006

				Accumulated
				Other
		Common	Retained	Comprehensive
	Total	Stock	Earnings	Income

Balance, September 30, 2005	32,072,350	1,713,600	30,347,500	11,250

Comprehensive income
Net income	8,098,784	—	8,098,784	—
Accumulated comprehensive income
associated with unrealized gain
on equity securities	(11,250)	—	—	(11,250)
Total comprehensive income	8,087,534	—	8,098,784	(11,250)
Dividend paid ($67.10 per share)	(1,149,827)	—	(1,149,827)	—

Balance, September 30, 2006	39,010,057	1,713,600	37,296,457	—

Net income	3,035,085	—	3,035,085	—
Dividend paid ($583.60 per share)	(10,000,569)	—	(10,000,569)	—

Balance, May 31, 2007	$32,044,573	$1,713,600	$30,330,973	$—

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE SUCCESSOR PERIOD ENDED SEPTEMBER 30, 2008

AND THE SUCCESSOR PERIOD FROM JUNE 1, 2007 TO SEPTEMBER 30, 2007

		Common	Retained
	Total	Stock	Earnings

Balance, May 31, 2007	$—	$—	$—
Investment by parent	86,229,762	86,229,762
Additional capital contributed	7,432,000	7,432,000
Dividend of business operations to MCFC	(11,267,562)	(11,267,562)
Net loss	(822,812)		(822,812)

Balance, September 30, 2007	$81,571,388	$82,394,200	$(822,812)

Capital contribution by parent	2,000,000	2,000,000
Adoption of FIN 48 (see note 9)	(294,331)	—	(294,331)
Dividend paid to parent	(2,507,177)	—	(2,507,177)
Net income	7,774,111	—	7,774,111

Balance, September 30, 2008	$88,543,991	$84,394,200	$4,149,791

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended	Period From	Period From	Year Ended
	September 30,	June 1 – Sept 30	Oct 1 – May 31	September 30
	2008	2007	2007	2006
Cash flows from operating activities:
Net income (loss)	$7,774,111	$(822,812)	$3,035,085	$8,098,784
Items not requiring (providing) cash:
Provision for credit losses on finance receivables	21,911,854	11,368,272	21,101,441	18,276,063
Depreciation and amortization	4,194,249	1,312,884	936,559	1,407,867
Loss (gain) on disposal/donation of equipment	—	—	(62,616)	40,806
Deferred income taxes	(2,028,905)	(138,085)	(3,385,179)	(903,267)
Interest accrued on investment notes	1,775,038	—	—	—
Changes in:
Accounts payable and accrued expenses	234,602	(1,153,771)	7,811,251	1,787,199
Deferred fees - net	3,620,404	(4,190,320)	6,085,856	(2,821,729)
Unearned premium reserves	(407,566)	29,835	—	—
Prepaids and other assets	(382,640)	(1,201,403)	(1,305,297)	(841,132)

Net cash provided by operating activities	36,691,147	5,204,600	34,217,100	25,044,591

Cash flows from investing activities:
Finance receivables originated	—	—	(119,348,414)	(181,832,255)
Finance receivables purchased from affiliate	(210,919,449)	(57,471,676)	—	—
Finance receivables purchased from retail merchants	(19,361,976)	(4,740,350)	(11,223,718)	(18,960,259)
Finance receivables repaid	171,328,697	57,125,365	105,686,447	168,770,419
Capital expenditures	(80,300)	(58,265)	(105,506)	(1,016,894)
Acquisition of Pioneer Financial Services, Inc.	—	(68,800,473)	—	—
Change in restricted cash	2,838,531	(63,652)	(3,311,760)	(164,819)
Investments purchased - restricted	(7,878,932)	(1,087,048)	(2,020,923)	(3,981,166)
Investments matured - restricted	4,446,435	1,056,000	2,849,000	755,390
Investments matured - non-restricted	100,000	1,000,000	—	—
Net cash used in investing activities	(59,526,994)	(73,040,099)	(27,474,874)	(36,429,584)

Cash flows from financing activities:
Net borrowing (repayments) under lines of credit	8,123,000	(136,000)	2,313,978	(1,548,026)
Proceeds from borrowings	109,000,000	19,000,000	52,785,224	81,575,851
Repayment of borrowings	(82,733,663)	(26,000,777)	(47,100,607)	(67,630,223)
Capital contribution	—	76,232,473	—	—
Dividends paid to parent	(2,507,177)	(3,897,333)	(10,000,569)	(1,149,827)

Net cash provided by (used in) financing activities	31,882,160	65,198,363	(2,001,974)	11,247,775

Net increase (decrease) in cash and equivalents	9,046,313	(2,637,136)	4,740,252	(137,218)

Cash and cash equivalents
Beginning of period	3,700,823	6,337,959	1,597,707	1,734,925

Cash and cash equivalents
End of period	$12,747,137	$3,700,823	$6,337,959	$1,597,707

Additional cash flow information:
Interest paid	$14,560,248	$4,798,872	$9,242,496	$12,573,783
Income taxes paid	$7,138,493	$1,111,150	$2,427,013	$5,510,104
Noncash financing activities:
Capital contribution from parent	$2,000,000

Interest accrued on investment notes	$1,775,038

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008, 2007, AND 2006

NOTE 1	: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly-owned subsidiaries (collectively “we,” “us,” “our” or the “company”). Intercompany balances and transactions have been eliminated. We were acquired on May 31, 2007 by MidCountry Financial Corp, a Georgia corporation (“MCFC”) as a wholly-owned subsidiary (the “Transaction”). We are now a wholly-owned subsidiary of MCFC.

Our accounting for the Transaction followed the requirements of Staff Accounting Bulletin (“SAB”) 54, Topic 5-J and Statement of Accounting Standards No. 141, “Business Combinations,” which required that purchase accounting treatment of the Transaction be “pushed down” to us resulting in the adjustment of all our net assets to their respective fair values as of the Transaction date.

Although we continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, the accompanying consolidated financial statements represent the Successor period ended September 30, 2008, the Successor period from June 1, 2007 to September 30, 2007, the Predecessor period from October 1, 2006 to May 31, 2007, and the Predecessor period ended September 30, 2006.

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operation and certain assets and liabilities related to the origination and servicing of our finance receivables. MCFC contributed these operations to MidCountry Bank (“MCB”) which is a wholly-owned subsidiary of MCFC. MCB formed the Military Banking Division (“MBD”) which is composed exclusively of the assets and liabilities contributed from MCFC. This transaction is further described in “Note 2: Transaction and Dividend of Operations and Net Assets to MCFC.” As part of the Transaction, we entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD. Under the LSMS Agreement, MBD is obligated to originate loans and we are obligated to purchase those loans that meet our business model and underwriting guidelines. Also under the LSMS Agreement, MBD will provide us with management and record keeping services. As part of the Transaction, substantially all of our employees became employees of MBD. We pay fees for loans purchased and originated by MBD and management and record keeping services provided by MBD. The LSMS Agreement is further described in “Note 7: Related Party Transactions.”

Nature of Operations and Concentration

The Company is headquartered in Kansas City, Missouri. The Predecessor originated finance receivables exclusively to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. The Predecessor also purchased finance receivables from retail merchants that sell consumer goods to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. The Successor purchases similar finance receivables from MBD. The Predecessor also sold non-loan related products and services including roadside assistance programs and discount cards. The Successor discontinued the selling of ancillary products and services as of June 1, 2007.

Cash and Cash Equivalents – Non-Restricted

The Company’s cash equivalents consisted of a money market account at September 30, 2008 and 2007. From time-to-time, the Company’s cash and cash equivalents exceed federally insured limits.

Cash and Cash Equivalents – Restricted

The Company is required to maintain restricted cash pursuant to an agreement with The Assurant Group (“Assurant”) a third party insurance company that underwrites policies sold by the Company. Based on the agreement, the Company is required to maintain cash and cash equivalents and/or investments in custodial accounts, in the amount of 102% of unearned premium and insurance claim and policy reserves, with a qualified financial institution.

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

Investments – Restricted

The Company classifies all restricted investments as available-for-sale and records them at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in stockholder’s equity. If the fair value of any investment security declines below cost and the Company considers the decline to be other than temporary, the Company reduces the investment security to its fair value, and records a loss.

These investments are restricted pursuant to an agreement with Assurant. Based on the agreement, the company is required to maintain cash and cash equivalents and/or investments in custodial accounts, in the amount of 102% of unearned premium and insurance claim and policy reserves, with a qualified financial institution.

Finance Receivables

Finance receivables are carried at amortized cost and are adjusted for unamortized direct origination fees and reduced for finance charges on pre-computed finance receivables, unearned dealer discounts, allowances for credit losses, insurance reserves and unearned premiums. Direct origination costs, which include personnel expenses in the predecessor period, are deferred and amortized over the estimated life of the related finance receivables. Insurance reserves and unearned premiums applicable to credit risk on consumer receivables are treated as a reduction of finance receivables in the consolidated balance sheet in accordance with AICPA Statement of Position 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others, since the payments on such policies generally are used to reduce outstanding receivables.

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

Furniture and Equipment

Furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives range from 3 to 12 years, which is the shorter of the lease term or useful life, for leasehold improvements, 7 years for furniture and equipment, and 3 years for computer software. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. Other intangible assets represent premiums paid for other identifiable assets (see Note 7: Goodwill and Other Intangible Assets for more details). The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill not be amortized over an estimated useful life, but rather be tested annually for impairment as of September 30th. Intangible assets other than goodwill, which are determined to have finite lives, are amortized on straight-line or accelerated bases over their estimated useful lives between three and ten years. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Deferred Policy Acquisition Costs

The costs of acquiring the insurance policies are primarily related to the production of new and renewal business and have been deferred to the extent that such costs are deemed recoverable from future profits. Such costs principally include reinsurance fees and premium taxes. Costs deferred on property and casualty and credit policies are amortized over the term of the related policies in relation to the premiums earned. The Company includes anticipated investment income in its periodic evaluation of whether deferred policy acquisition costs can be recovered from future profits. If such costs are deemed to be not recoverable, the adjustment is recorded in the current period results of operations.

Insurance Claims and Policy Reserves

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

Revenue Recognition

Interest Income on Finance Receivables

Interest income on finance receivables is recognized as revenue on an accrual basis using the effective yield method. The deferred fees, net of costs, are accreted into income using the effective-yield method over the estimated life of the finance receivable. If a finance receivable, net of costs, liquidates before accretion is completed, the Company charges or credits any unaccreted net deferred fees or costs to income at the date of liquidation. The Company recognized late charges as fee income when received. The Company stops accruing interest income on finance receivables when a payment has not been received for 90 days, and the interest due exceeds an amount equal to 90 days of interest charges. The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received. Prior to June 1, 2007, substantially all of the fee income the Company derived from these loans consisted of origination, prepayment and late fees. After June 1, 2007, prepayment fees have been discontinued and all late fee income paid by borrowers is now earned by MBD.

Insurance and Reinsurance Premium Income

Prior to June 1, 2007, life and accident and health insurance premiums were placed with non-related insurance companies. Premiums on such insurance were remitted to the insurance companies. Retrospective insurance commissions, if any, on this insurance were taken into income only as received. After June 1, 2007, the Company no longer sells life and accident and health insurance. This aspect of the business is now being handled by MBD. Under a reinsurance agreement, the Company assumes from Assurant all risks on the credit accident and health insurance policies written on all of the military loans. Reinsurance premiums are recognized as revenue over the period of risk in proportion to the amount of insurance protection provided.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which enhances existing guidance for measuring assets and liabilities using fair values. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS

No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial condition and results of operations.

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

Reclassifications

In certain instances, amounts reported in the 2006 consolidated financial statement have been reclassified to conform to presentations for 2007 and 2008. Such reclassifications had no effect on previously reported stockholder’s equity or net income.

NOTE 2: TRANSACTION AND DIVIDEND OF OPERATIONS AND NET ASSETS TO MCFC

In connection with the Transaction, MCFC paid the shareholders of PFI (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC is also required to pay the Sellers an additional $5 million in contingent payments, of which $4 million will be contributed to us and $1 million to MBD, if we meet any one of certain financial performance goals which will be evaluated and paid in two installments over the 24 months following the acquisition. These goals pertain to net revenue, net income, finance receivables and the number of customer relationships for the calendar years ended December 31, 2007 and 2008. As of December 31, 2007 we met our performance goals for the calendar year, resulting in MCFC paying the Sellers $2.5 million, of which $2.0 million was contributed to us on March 31, 2008.

The Transaction was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The components of the purchase price were as follows:

Stock in MCFC Financial Corp.	$15,000,000
Cash	68,800,473
Direct acquisition costs	492,000
Consideration paid	84,292,473
Assumption of liabilities	1,937,289
Total purchase price	$86,229,762
Contingent payment on March 31, 2008	2,000,000
Total purchase price as of September 30, 2008	$88,229,762

The purchase price recorded above includes updates to the purchase price allocated to us due to performance goals met and earned by us as of September 30, 2008, but does not include an additional $2.0 million in contingent payments for calendar year 2008, which have not been earned or paid.

The fair value assigned to intangible assets acquired and assumed liabilities is supported by valuations using estimates and assumptions provided by management. The Company has also retained independent appraisers to assist in these valuations. The primary changes to the balance sheet reflect certain assets and liabilities as follows:

•	The recording of the fair value of the Company’s intangibles including customer relationships, agent relationships, vendor relationships and system technology;
•	The recording of the fair value of goodwill;
•	Elimination of the accumulated earnings; and
•	The recording of the fair value of fixed assets, investment notes, senior debt and finance receivables.

The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

Cash and other current assets	$10,990,773
Net finance receivables	238,366,357
Equipment and other assets	10,388,206
Goodwill	41,567,954
Intangible assets	26,200,000
Subtotal	327,513,290
Liabilities	(230,213,810)
Deferred income taxes	(9,069,718)
Total	$88,229,762

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

Cash and cash equivalents	$811,651
Furniture and equipment	1,391,211
Goodwill	11,140,562
Intangibles	200,000
Due to parent	3,085,682
Other assets	687,559
Total assets	17,316,665
Accrued expenses and other liabilities	(5,976,103)
Deferred tax liabilities, net	(73,000)
Total liabilities	(6,049,103)
Assets in excess of liabilities	$11,267,562

NOTE 3: FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables at September 30, 2008 and 2007, consisted of the following:

	Successor
	2008	2007

Military receivables/loans	$297,683,255	$260,539,876
Retail installment contracts	21,607,119	19,238,395

Total finance receivables	319,290,374	279,778,271

Purchase adjustment (1)	(81,730)	(1,749,030)
Net deferred loan fees and dealer discounts	(17,025,218)	(13,092,318)
Unearned insurance premium reserves	(6,963,814)	(6,718,659)
Insurance claims and policy reserves	(507,470)	(345,059)

Finance receivables - net of unearned fees and premiums	294,712,142	257,873,205

Allowance for credit losses	(22,982,256)	(21,638,655)

Finance receivables - net of allowance	$271,729,886	$236,234,550

(1) Relates to the fair value adjustments recorded to finance receivables as part of the Transaction.

Changes in the allowance for credit losses during the fiscal year ended September 30, 2008, the periods ended September 30 and May 31, 2007 and fiscal year ended September 30, 2006, were as follows:

	Successor		Predecessor
	As of and for the Year ended	Period From	Period From	As of and for the Year ended
	September 30,	June 1 – Sept 30	Oct 1 – May 31	September 30,
	2008	2007	2007	2006
Balance beginning of period	$21,638,655	$23,326,289	$16,105,868	$14,001,868
Charge-offs:
Finance receivables charged-off	(23,145,642)	(13,694,112)	(15,072,962)	(17,520,206)
Recoveries	2,577,389	638,206	1,191,942	1,348,143
Net charge-offs	(20,568,253)	(13,055,906)	(13,881,020)	(16,172,063)

Provision for credit losses	21,911,854	11,368,272	21,101,441	18,276,063

Balance end of period	$22,982,256	$21,638,655	$23,326,289	$16,105,868

At September 30, 2008 and 2007, military loan receivables originated averaged $3,193 and $3,511, with a weighted maturity of 25.8 months and 27.0 months, while retail installment contracts purchased averaged $2,798 and $2,922 with a weighted maturity of 25.6 months and 25.6 months, respectively. At September 30, 2008 and 2007, the accrual of interest income had been suspended on $6,052,839 and $8,291,347 of loans, respectively.

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

Activity in the liability for unpaid claims and claim adjustment expenses for the Company’s health and life coverages is summarized as follows:

	Successor		Predecessor
	As of and for the Year ended	Period From	Period From
	September 30,	June 1 - Sept 30	Oct 1 - May 31
	2008	2007	2007

Balance, beginning of period	$345,059	$342,326	$316,565

Amount incurred, related to
Prior periods	267,411	8,942	135,441
Current period	303,389	100,710	148,190
Total	570,800	109,652	283,630

Amount paid, related to
Prior periods	191,324	8,719	123,139
Current period	217,065	98,200	134,730
Total	408,389	106,919	257,869

Balance, end of period	$507,470	$345,059	$342,326

NOTE 4: INVESTMENTS - RESTRICTED

Assurant processes and administers insurance transactions and activity on behalf of the Company. Pursuant to applicable insurance regulations, the Company is required to maintain a specified level of investments in custodial accounts with a qualified financial institution. The Company has total restricted investments of $6.8 million and $3.4 million in the custodial account as of September 30, 2008 and 2007 respectively. These investments were comprised of certificates of deposits, U.S. treasury and federal securities and corporate bonds. The book value of these investments approximates fair value. Investment income on restricted investments for the years ended September 30, 2008 and 2007 was approximately $208,563 and $148,450, respectively. Restricted investments of $1.3 million will mature within one year and $5.5 million will mature after one year and before five years.

NOTE 5: INVESTMENTS – NON RESTRICTED

Investment securities are comprised of certificates of deposit, U.S. Treasury and federal securities and corporate securities. The Company has total non-restricted investments of $130,000 and $230,000 as of September 30, 2008 and 2007 respectively. Non-restricted investments of $100,000 will mature after one year and before five years, $30,000 will mature after 10 years.

The amortized costs approximate fair values of investment securities at September 30, 2008 and 2007.

NOTE 6: FURNITURE AND EQUIPMENT

Cost and accumulated depreciation of property and equipment at September 30, 2008 and 2007, is as follows:

	Successor
	2008	2007

Furniture and equipment	$98,507	$115,069
Computer software	809,972	713,110
	908,479	828,179

Less accumulated depreciation	(351,875)	(80,837)

Furniture and equipment - net	$556,604	$747,342

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Due to the Transaction, the Company has recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired. Goodwill and intangible assets at September 30, 2008 and 2007 are as follows:

	Successor
	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(2,999,200)	$8,000,800	$11,000,000	$(710,000)	$10,290,000
Agent relationships	700,000	(161,000)	539,000	700,000	(38,000)	662,000
Vendor relationships	1,700,000	(393,000)	1,307,000	1,700,000	(95,000)	1,605,000
Trade name	7,000,000	(1,221,000)	5,779,000	7,000,000	(317,000)	6,683,000
Technology	4,000,000	(1,223,000)	2,777,000	4,000,000	(318,000)	3,682,000
Valuation of business acquired - unearned premium	1,600,000	(1,363,000)	237,000	1,600,000	(571,000)	1,029,000

Total amortizable intangibles	$26,000,000	$(7,360,200)	$18,639,800	$26,000,000	$(2,049,000)	$23,951,000

Goodwill	$29,474,280	$—	$29,474,280	$28,058,432	$—	$28,058,432

Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ending	Annual Amortization
September 30,	Expense

2009	$4,235,000
2010	$3,691,000
2011	$2,974,000
2012	$2,235,000
2013	$1,706,000
Thereafter	$3,798,800

Total	$18,639,800

Management evaluated the Company’s goodwill at September 30, 2008, in accordance with SFAS No. 142 and determined that there was no impairment. Management also evaluates amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments of amortizable intangible assets, as of September 30, 2008.

NOTE 8: BORROWINGS

As part of the Transaction, the Company recorded liabilities at fair value. The table below is a reconciliation of these adjustments as of September 30, 2008.

	Amortizing Term Notes	Investment Notes
Notional value	$198,466,373	$34,210,791
Purchase adjustment (1)	(52,551)	692,895
Recorded value	$198,413,822	$34,903,686

(1) Relates to the fair value adjustments recorded to Amortizing Term and Investment notes as part of the Transaction.

Senior Lending Agreement

On May 31, 2007, in connection with the Transaction, the Company entered into an amended and restated Senior Lending Agreement (“SLA”) with a group of banks. The SLA is an uncommitted facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to the Company in the future. As of September 30, 2008, 11 banks indicated in writing their willingness to participate in fundings up to an aggregate of $278 million during the next 12 months, including all amounts currently outstanding under the SLA. On or before March 31 of each calendar year commencing in March 31, 2008, each bank that is a party to the SLA is to deliver to the Company a written indication of future participation as well as the maximum borrowing amount for the next 12 months. As of September 30, 2008, $40 million is revolving credit lines and $238 million is amortizing term notes of the $278 million facility, respectively. No bank in the Senior Lending Agreement, however, has any contractual obligation to lend the Company these additional funds.

The initial term of the SLA was automatically renewed on October 1, 2008. Annually thereafter, each party has the ability to object to automatic renewal on an annual basis as long as notification is received by June 30 of each calendar year. Any lender may elect not to participate in any future funding at any time without penalty. No bank, however, has any contractual obligation to lend us these additional funds.

Advances outstanding under the revolving credit line were $23.6 million and $15.5 million at September 30, 2008 and 2007, respectively. If a lender were to elect not to participate in future fundings, any existing borrowings from that lender under the revolving credit line would be payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime, which was 5.00% and 7.75% at September 30, 2008 and 2007, respectively.

The aggregate notional balance outstanding under amortizing notes was $198.5 million and $169.3 million at September 30, 2008 and 2007, respectively. Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued. All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments. There were 330 and 300 amortizing term notes outstanding at September 30, 2008 and 2007, respectively, with a weighted-average interest rate of 6.63% and 6.62%, respectively. Interest on amortizing notes is payable monthly.

Substantially all of the Company’s assets secure the borrowings under the SLA. The SLA limits, among other things, the Company’s ability to (1) incur additional debt from the lenders that are party to the agreement beyond that allowed by specific financial ratios and tests, (2) pay dividends, (3) make certain other restricted payments, (4) consummate certain asset sales and dispositions, (5) merge or consolidate with any other person, (6) incur additional debt for borrowed money, and

(7) limits the amounts that the Company can pay to the MCFC each year. Under the SLA, the Company is subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. The Company reports its financial position and results of operations in accordance with Generally Accepted Accounting Principles (“GAAP”). If any of these ratios and tests would require that the Company deviate from GAAP, the Company would request an amendment to the SLA. In part, these include: (a) an allowance for credit losses (as defined in the SLA) equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 3.0% of consolidated net receivables (as defined in the SLA), (b) a Senior Indebtedness to Tangible Net Worth Ratio (as defined in the SLA) as of the end of each quarter to not greater than 4.75 to 1.00, and (c) a Senior Indebtedness to Consolidated Net Receivable Ratio (as defined in the SLA) as of the end of each quarter of no more than 80.0%. (d) The Company is also required to maintain a Consolidated Total Required Capital (as defined in the SLA) of at least $60.0 million plus 50.0% of the cumulative positive net income earned during each fiscal year ending after September 30, 2006. Any part of the 50% of positive net income not distributed by the Company as a dividend for any fiscal year within 120 days after the last day of such fiscal year shall also be added to Consolidated Total Required Capital and may not be distributed as a dividend. No part of the Consolidated Total Required Capital calculated as of May 31, 2007 in excess of $60 million may be distributed as a dividend.

The Company may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $700,000 plus reimbursable expenses. Such amount may be increased on each anniversary of the SLA by the percentage increase in the Consumer Price Index published by the United States Bureau of Labor for the calendar year then most recently ended. Except as required by law, the Company may not stop purchasing small loans to military families from MBD unless the Required Banks (as defined in the Senior Lending Agreement) consent to such action.

The breach of any of these covenants could result in a default under the SLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable. As of September 30, 2008, we were in compliance with all loan covenants.

Investment Notes

Prior to December 31, 2006, the Company also borrowed through the issuance of investment notes with an outstanding notional balance of $34.2 million and $35.3 million at September 30, 2008 and 2007, respectively. These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature 1 to 10 years from date of issue. The Company, at its option, may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $32,800 and $31,481, with a weighted interest rate of 9.43% and 9.36% at September 30, 2008 and 2007, respectively.

Maturities

A summary of maturities for the amortizing notes and investment notes (gross of purchase price adjustments) at September 30, 2008, follows:

	Amortizing	Investment
	Term Notes	Notes	Total
2009	$80,139,507	$3,060,808	$83,200,315
2010	57,616,453	2,621,450	60,237,903
2011	40,198,301	3,333,103	43,531,404
2012	20,162,569	2,395,144	22,557,713
2013	349,543	1,176,461	1,526,004
2014	—	3,210,542	3,210,542
2015	—	6,496,719	6,496,719
2016	—	10,113,110	10,113,110
2017	—	1,803,454	1,803,454
2018 and beyond	—	—	—
Total 2008	$198,466,373	$34,210,791	$232,677,164

NOTE 9: INCOME TAXES

The provision for income taxes for the fiscal year ending September 30, 2008, the periods ending September 30 and May 31, 2007 and fiscal year ending September 30, 2006, consisted of the following:

	Successor		Predecessor
	As of and for the			As of and for the
	Year ended	Period From	Period From	Year ended
	September 30,	June 1 – Sept 30	Oct 1 – May 31	September 30,
	2008	2007	2007	2006

Current
Federal	5,923,156	(297,869)	5,099,364	5,139,279
State	1,407,227	(34,491)	218,544	377,887
Deferred
Federal	(2,028,712)	(128,627)	(3,246,062)	(841,400)
State	74,795	(9,458)	(139,117)	(61,867)

Total provision	$5,376,466	$(470,445)	$1,932,729	$4,613,899

The actual tax expenses for the fiscal year ending September 30, 2008, the periods ending September 30 and May 31, 2007 and fiscal year ending September 30, 2006 differ from the “expected” tax expense for those years (computed by applying the applicable United States federal corporate tax rate of 35% and 34% for fiscal 2008 and 2007 respectively, to income before income taxes) as follows:

	Successor		Predecessor
	As of and for the			As of and for the
	Year Ended	Period From	Period From	Year ended
	September 30,	June 1–Sept 30	Oct 1–May 31	September 30,
	2008	2007	2007	2006

Computed ‘expected’ tax expense	$4,602,704	$(438,223)	$1,762,613	$4,449,439
State income tax expense (net of
federal income tax effect)	989,492	(32,222)	129,618	132,666
Nondeductible expenses and other	(215,730)	—	40,498	31,794

Provision for (benefit from)
income taxes	$5,376,466	$(470,445)	$1,932,729	$4,613,899

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2008 and 2007, are presented below:

	Successor	Successor
	2008	2007

Deferred assets:
Allowance for credit losses	$8,896,792	$8,231,214
Fair value adjustments	291,196	962,300
Unearned insurance commissions	—	496,709
State NOL’s and credits	187,783	424,689
Deferred compensation	4,873	—
Life unearned insurance reserves	497,292	—
FIN 48	438,753	—
Other	671,089	492,754
Total deferred assets	10,987,778	10,607,666
Valuation allowance	—	(424,689)
Deferred assets - net of valuation allowance	10,987,778	10,182,977

Deferred liabilities:
Intangible assets	7,153,290	8,742,115
Loan origination costs	1,060,214	1,517,176
Depreciation	130,740	—
Other	57,841	971,778
Total deferred liabilities	8,402,085	11,231,069

Net deferred assets (liabilities)	$2,585,693	$(1,048,092)

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

We adopted the provisions of FIN 48 on October 1, 2007. FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.

As a result of the adoption of FIN 48, we recorded a charge of approximately $294,000 to the retained deficit. As of the adoption date, we had a gross unrecognized tax benefit of approximately $1 million. As of September 30, 2008 the FIN 48 liability was approximately $739,000 due to releases deemed appropriate by FIN 48 guidelines. The FIN 48 liability is included in other liabilities in the consolidated balance sheet as of September 30, 2008. Interest and penalties recognized are recorded as a component of income tax expense. Accrued interest and penalties were approximately $403,000 as of September 30, 2008.

Balance at September 30, 2007	$—

Increase/(Decrease) of tax positions taken in prior periods	1,020,000
Increase/(Decrease) of tax positions taken in current periods	—
(Decrease) related to settlements with taxing authorities	—
(Decrease) due to lapse of applicable statute of limitations	(281,000)

Balance at September 30, 2008	$739,000

Positions for which unrecognized benefits will decrease within next 12 months:

Lapse of applicable statute of limitations
Intercompany interest	46,000
Management fees	76,000
Total	$122,000

NOTE 10: PROFIT SHARING PLAN

Successor

As of June 1, 2007, the Company no longer has a profit sharing plan as the majority of associates are employees of MBD.

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

NOTE 11: RELATED PARTY TRANSACTIONS

Successor

Our Chief Executive Officer, Tom Holcom, and certain immediate family members own subordinated investment notes issued by the Company. Amounts held by these related parties totaled $47,601 and $154,898 at September 30, 2008 and 2007, respectively. These investment notes mature from 2008 through 2011, and bear interest per annum at rates ranging from 7.0% to 9.5% (See Note 8).

The Company entered into a LSMS Agreement with MBD during 2007. Under the LSMS agreement, the Company buys certain military loans that MBD originates and receives management and record keeping services. Total loans purchased from MBD pursuant to the LSMS agreement were $210,919,449 and $57,471,676 for fiscal 2008 and the period from June 1, 2007 to September 30, 2007, respectively. Total expenses paid to MBD for services received for management and record keeping services pursuant to the LSMS agreement were $ 26,907,444 and $8,676,418 for fiscal 2008 and the period from June 1, 2007 to September 30, 2007, respectively.

As part of MCFC’s acquisition of the Company, MCFC reorganized the Company’s business operations to integrate it with MCFC’s business. In connection with this integration, on June 1, 2007, the Company made, declared and paid a dividend, to MCFC, of a portion of its business operations related to the origination and servicing of finance receivables. The assets of these operations were worth approximately $17,316,665 and certain liabilities of the operation were worth approximately $6,049,103. These assets and liabilities related to the Company’s military loan origination business.

Predecessor

A description of significant transactions with the Company’s previous sole shareholder, Pioneer Financial Industries, Inc. and other related entities (collectively referred to as PFI) for the period ended May 31, 2007 and fiscal year ending September 30, 2006 follows.

The Company had an unsecured revolving line of credit with PFI. The line of credit was due on demand and interest accrued at the prime rate plus 2%. For the period ended May 31, 2007, the Company made interest payments on this debt of $23,758. During fiscal 2006, the Company made interest payments on this debt of $90,929.

During the period ended May 31, 2007 and fiscal year ended September 30, 2006, the Company paid $500,000 and $729,996, respectively, to PFI for strategic planning, professional services and service charges. The amount charged to the Company was based on PFI’s costs plus a mark-up of not more than 50%. Management of the Company believed the charges were a reasonable estimate of the value received.

Pursuant to an agreement with PFI dated September 21, 2001, which automatically renewed annually until the Transaction. The Company sold discount cards through its retail sales offices on a commission basis. These discount cards were developed and procured through vendors by PFI and provided to the Company through a sales agent agreement. The Company retained a commission for the sale of each card and remitted the remainder to PFI. The amount remitted to PFI was $67,803 and $88,464 for the period ending May 31, 2007 and in fiscal 2006, respectively, which approximates costs. The Company’s commissions on the sale of discount cards were $711,260 and $798,980 for the period ending May 31, 2007 and in fiscal 2006, respectively.

The Company leased certain automobiles from Midstate Leasing, LLC, an entity owned by PFI’s controlling shareholder and other shareholders. These operating leases were generally for nine-month periods and were automatically renewable. Prior to January 1, 2006, the Company leased certain office equipment and signs from Midstate Leasing, LLC. On January 1, 2006, the Company purchased this office equipment and signs from Midstate Leasing, LLC for $275,000. During the period ended May 31, 2007 and fiscal 2006, payments under these leases totaled $48,787 and $78,788, respectively.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2008 and 2007, are as follows:

	Successor
	As of September 30, 2008		As of September 30, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$12,747,137	$12,747,137	$3,700,823	$3,700,823
Cash and cash equivalents - restricted	701,700	701,700	3,540,231	3,540,231
Investment securities - restricted	6,840,531	6,840,531	3,413,564	3,413,564
Investment securities - non-restricted	130,000	130,000	230,000	230,000
Finance receivables	$271,729,886	$269,686,428	$236,234,550	$230,346,645

Financial liabilities:
Revolving credit line	$23,586,000	$23,586,000	$15,463,000	$15,463,000
Amortizing term notes	198,413,822	201,403,389	168,928,850	169,390,370
Investment notes	$34,903,686	$34,137,956	$36,073,502	$36,130,911

ITEM 9A.	CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Investment Noteholders:

Management is responsible for establishing and maintaining an effective internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Securities and Exchange Act (“Exchange Act”) and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees and employees of the Military Banking Division of MidCountry Bank (“MBD”). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of Pioneer Financial Services, Inc. assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of September 30, 2008, our internal control over financial reporting was effective.

/s/ Thomas H. Holcom Jr.

Thomas H. Holcom, Jr.
President and Chief Executive Officer

/s/ Laura V. Stack

Laura V. Stack
Chief Financial Officer, Treasury and Secretary

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding each person who serves as a director or executive officer as of September 30, 2008:

Name	Age	Position

Thomas H. Holcom, Jr.	62	President and Chief Executive Officer
Laura V. Stack	46	Chief Financial Officer, Treasurer and Secretary
Joe B. Freeman	38	Chief Operating Officer

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

Joe B. Freeman is the Chief Operating Officer. He was named to that position, succeeding Mr. Holcom in July 2007 after holding the dual role of both Chief Strategy Officer and Chief Lending Officer. He joined PFS in 2002 after serving as president of a successful Internet Marketing Company that helped clients align their marketing efforts with operations, ROI initiatives and strategic objectives. Freeman has considerable business experience in accounting, operations, consulting, and marketing. His community and philanthropic activities span a wide breadth of Kansas City organizations and universities.

Director Compensation, Composition and Committees.

Mr. Holcom is the only director of the Company. The Company has no outside directors and does not pay Mr. Holcom any separate compensation for serving as a director.

We do not have a separate standing nominating committee as all of our common stock is owned by MCFC. The MCFC Board of Directors acts as our audit committee and it does have a separate charter for these board functions. Our executive officer and directors are subject to our Code of Ethics, a copy of which may be obtained at no charge from us upon written request.

ITEM 11.        EXECUTIVE COMPENSATION

COMPENSATION, DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to each of our Principal Executive Officer (referred to in this CD&A as our Chief Executive Officer) and Principal Financial Officer (referred to in this CD&A as our Chief Financial Officer) and other executive officers for all services rendered by these officers in all capacities to us. During the last completed fiscal year and the successor period following the Transaction, our named executive officers and other executive officers have been employed by MBD. The Chief Executive Officer provides less than 50% of his services to MCFC and its subsidiaries for services to PFS. The Chief Financial Officer provides over 50% of services to PFS. The other executive officers provide less than 50% of services to us. Other than our Chief Executive Officer and Chief Financial Officer, none of our executive officers earned or were paid or awarded compensation equal to or greater than $100,000 for services provided to us in any capacity. Beginning on June 1, 2007, in connection with the Transaction, we have provided no compensation to any of our executive officers. As disclosed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations,” we pay MBD various fees for services to us. All compensation for the named and other executive officers is paid by MBD and MCFC and determined by the Compensation Committee of board of directors of MCFC (the “Committee”).

Prior to June 1, 2007, and the Transaction, we were a wholly-owned subsidiary of Pioneer Financial Industries. William Sullivan was the sole director of our board of directors and he determined the executive compensation for all executive officers with input from Mr. Holcom, as the then President and Chief Operating Officer.

The purpose of this analysis is to summarize the philosophical principles, specific program elements and other factors considered in making decisions about executive compensation. Our compensation discussion and analysis focuses on the information for primarily the last completed fiscal year contained in the tables and related footnotes and other narratives which follow this discussion, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

MCFC Committee’s Responsibilities

The board of directors of MCFC (the “Board”) established the Committee that is to be responsible for oversight of MCFC’s executive compensation and benefit policies to ensure that MBD and MCFC provide the appropriate motivation to retain the key executives and employees and achieve superior corporate performance and stockholder value. The Committee is responsible for all matters dealing with executive officers and director’s compensation to include: annual incentive plans, employment contracts for executive officers, restricted stock unit awards, and stock option awards for eligible employees.

The Committee is composed of 4 directors and meets approximately 3 times per year. Reports of the Committee’s actions and recommendations are presented to the full Board after each meeting. The Committee has engaged Mercer, LLC (“Mercer”), an independent executive compensation consultant, to advise it on compensation matters for executive officers based on information provided to Mercer by our management and Mercer’s independent research.

Compensation Philosophy

MCFC is a privately held company and its primary concerns are improving shareholder value for its shareholders and meeting our obligations to our investment noteholders. Accordingly, the guiding compensation philosophy of the Committee is to establish a compensation program that will enable the attraction, development, and retention of key executives and employees who are motivated to achieve excellent corporate performance, strong results of operations and cash flows and sustained long-term stockholder value.

Program Elements

Our executive compensation program is composed of base salary, annual incentive and long-term incentive compensation. The following table outlines the total compensation earned by, paid and awarded to, our named executive officers for services provided to us in any capacity.

Summary Compensation Table

Name and Principal Position	Year	Salary	Annual Incentive (3)	Retention Bonus	Restricted Stock Awards	Option Awards	All Other Compensation	Total Annual Compensation

Thomas H. Holcom Jr.
President and Chief Executive Officer	2008	$55,161	$34,789	$90,500	$12,832	$—	$34,632	$227,913
President and Chief Executive Officer (1)	2007	$33,069	$—	$62,500	$—	$—	$—	$95,569
President and Chief Operating Officer (2)	2007	$63,650	$400,000	$—	$—	$—	$294	$463,944

Laura V. Stack
Chief Financial Officer	2008	$73,661	$44,125	$45,000	$—	$—	$—	$162,787
Chief Financial Officer and Controller (1)	2007	$24,681	$20,000	$15,000	$—	$—	$—	$59,681
Controller (2)	2007	$61,884	$80,000	$—	$—	$—	$—	$141,884

(1) Successor period is from June 1, 2007 through September 30, 2007.

(2) Predecessor period is from October 1, 2006 through May 31, 2007.

(3) Bonus earned for fiscal 2008, paid in fiscal 2009.

Base Salary

The Committee sets base salaries after considering an individual’s responsibilities, experience and overall job performance. The Committee reviews the competitiveness of base compensation annually as compared to a third party peer group. Base salaries for executive officers are targeted to the midpoint of the peer group.

The third party peer group of companies consists of:
Company Name	Ticker	State	Assets	Sales	NI	ROAA	ROAE	Market Value as of June 08
Heartland Financial USA, Inc.	HTLF	IA	$3,264	$247	$26	0.8%	10.9%	$297
First Financial Bankshares, Inc.	FFIN	TX	$3,070	$218	$49	1.7%	15.6%	$945
Capital City Bank Group, Inc.	CCBG	FL	$2,616	$224	$30	1.1%	9.8%	$374
Southwest Bancorp, Inc.	OKSB	OK	$2,564	$194	$21	0.9%	10.3%	$167
Virginia Comm Bancorp, Inc.	VCBI	VA	$2,340	$162	$26	1.2%	16.7%	$138
Farmers Capital Bank Corp	FFKT	KY	$2,068	$138	$16	0.8%	9.0%	$130
Intervest Bancshares Corp	IBCA	NY	$2,021	$141	$19	1.0%	11.1%	$42
Pennsylvania Comm Bancorp	COBH	PA	$1,979	$139	$7	0.4%	6.5%	$152
Univest Corp of Pennsylvania	UVSP	PA	$1,973	$143	$26	1.3%	13.3%	$255
FNB United Corp	FNBN	NC	$1,907	$147	$12	0.7%	5.8%	$88
Peoples Bancorp, Inc.	PEBO	OH	$1,886	$139	$18	1.0%	9.2%	$195
Gateway Financial Holdings, Inc.	GBTS	VA	$1,868	$127	$11	0.7%	8.7%	$97
Cardinal Financial Corp	CFNL	VA	$1,690	$118	$4	0.3%	2.8%	$151

All executive officers are eligible for an annual merit increase to base salary, effective January 1st, based primarily on performance of job responsibilities and accomplishment of predetermined performance objectives. Job accomplishments are measured by a written performance appraisal which includes evaluating the key responsibilities of the position using five levels of defined performance ratings culminating in an overall job performance rating. Our Chief Executive Officer evaluates our other executive officers’ performance and advises the Committee. The Committee evaluates our Chief Executive Officer’s performance.

Retention Bonus

Our named executive officers received a retention bonus in January 2008 as outlined in the Retention Agreements included as Exhibits to this annual report on Form 10-K. These retention bonuses were paid 180 days after the close of the Transaction.

Annual Incentive

MBD and MCFC provides our named executive officers with an annual opportunity to earn cash incentive awards through the Annual Incentive Plan (the “AIP”). Annual incentive compensation is paid in cash. The Committee’s goal is to attain a combined base salary and annual incentive compensation to be that of the median of the third party peer group identified above.

Name	Threshold ($)	Target ($)	Maximum ($)
Thomas H. Holcom Jr.	$25,769	$38,654	$57,981

Laura V. Stack	$22,248	$33,372	$44,496

Mr. Holcom’s annual incentive is based 60% on our operating earnings combined with the operating earnings of MBD and 40% on the operating earnings of MCFC. To receive any incentive payment, the minimum performance objective must be achieved.

Ms. Stack’s annual incentive is based 75% on our operating earnings combined with the operating earnings of MBD and 25% on the growth in our finance receivables. To receive any incentive payment, the minimum performance objective must be achieved.

Long Term Incentive

MBD and MCFC provides our executive officers with a Long Term Incentive Plan (“LTIP”) that annually grants restricted stock to officers based on the earned annual cash incentive, if one is earned. The restricted stock awards vest 40% in year three of the award date, 30% in year four of the award date and 30% in year five of the award date.

The Committee reviews the third party peer group data provided by Mercer to help it award long term incentives, which are competitive with our third party peer group.

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas H. Holcom Jr.
May 31, 2007			14,000	$51,326
December 1, 2007			13,000	$--
May 31, 2008	25,000	$--

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code provides guidance on the deductibility of compensation paid to our five highest paid officers. MBD has taken the necessary actions to ensure the deductibility of payments under our annual and long-term performance incentive compensation plans. MBD and MCFC also intend to take the actions necessary to maintain the future deductibility of payments and awards under these programs.

Conclusion

We are satisfied that the base salary, bonus, annual incentive plan and long-term incentive plan provided to our named executive officers by MBD and MCFC is structured and operates to foster a performance-oriented culture and create strong alignment with the long-term best interests of our stockholder and noteholders and that compensation levels are reasonable in light of services provided, executive performance, our performance and industry practices.

Potential Payments Upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated because of a reduction in staff, each as of September 30, 2008, the following individuals would be entitled to payments as stipulated in the terms of their signed Employment Agreements.

Name	Base Salary	Unvested Equity Comp	Benefits	Total
Thomas H. Holcom Jr.	$55,161	$--	$--	$55,161

Laura V. Stack	$73,661	$--	$--	$73,661

No severance payment is provided for any of the executive officers in the event of death, disability or retirement.

Assuming the employment of our named executive officers were to be terminated due to death, disability or retirement as of September 30, 2008, restricted stock unit awards and stock options would automatically vest. Upon all other terminations, the amounts in the AIP and LIP would be forfeited.

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

As of December 24, 2008, MCFC, a Georgia corporation, owns 1 share of our common stock, which constitutes our only outstanding and issued share of common stock. We have no other class of capital stock authorized. The address of MCFC is 201 Second Street, Suite 950 (31201), P.O. Box 4164, Macon, Georgia 31208. MCFC has sole voting and investment power with respect to the share of our common stock set forth above. Neither our director nor any of our executive officers own any shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Successor

Our Chief Executive Officer, Tom Holcom, and certain immediate family members own subordinated investment notes issued by the Company. Amounts held by these related parties totaled $47,601 and $154,898 at September 30, 2008 and 2007, respectively. These investment notes mature from 2008 through 2011, and bear interest per annum at rates ranging from 7.0% to 9.5% (See Note 8 to the consolidated financial statements).

The Company entered into a LSMS Agreement with MBD during 2007. Under the LSMS agreement, the Company buys certain military loans that MBD originates and receives management and record keeping services. Total loans purchased from MBD, pursuant to the LSMS agreement were $210,919,449 and $57,471,676 for fiscal 2008 and the period from June 1, 2007 to September 30, 2007 respectively. Total expenses paid to MBD, for services received for management and record keeping services pursuant to the LSMS agreement were $26,907,444 and $8,676,418 for fiscal 2008 and for the period from June 1, 2007 to September 30, 2007 respectively.

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

The audit committee, which is comprised of our Board of Directors, reviews, approves and ratifies any related party transactions. The procedure for review includes the nature of the relationship, the materiality of the transaction, the related person’s interest in the transaction and position, the benefit to us and the related party, and the effect on the related person’s willingness or ability to properly perform their duties here. Our Board may utilize our Code of Ethics for officers and directors as it deems it to be applicable.

Predecessor

Prior to June 1, 2007, we were a wholly-owned subsidiary of Pioneer Financial Industries, Inc. (“PFI”). Prior to the Transaction, we had an unsecured revolving line of credit with PFI. The line of credit was due on demand and interest accrued at the prime rate plus 2%. For the period from October 1, 2006 to May 31, 2007, we made interest payments on this debt of $23,758. During fiscal 2006, we made interest payments on this debt of $90,929.

During the period from October 1, 2006 to May 31, 2007 and fiscal year ended September 30, 2006, we paid $500,000 and $729,996, respectively, to PFI for strategic planning, professional services and service charges. The amount charged to us was based on PFI’s costs plus a mark-up of not more than 50%. Management of the Company believed the charges were reasonable.

Pursuant to an agreement with PFI dated September 21, 2001, which automatically renewed annually until the Transaction, we sold discount cards through its retail sales offices on a commission basis. These discount cards were developed and procured through vendors by PFI and provided to us through a sales agent agreement. We retained a commission for the sale of each card and remitted the remainder to PFI. The amount remitted to PFI was $67,803 and $88,464 for the period from October 1, 2006 to May 31, 2007 and in fiscal 2006, respectively, which approximates costs. Our commissions on the sale of discount cards were $711,260 and $798,980 for the period from October 1, 2006 to May 31, 2007 and in fiscal 2006, respectively.

We leased certain automobiles from Midstate Leasing, LLC, an entity owned by PFI’s controlling shareholder and other shareholders. These operating leases were generally for nine-month periods and were automatically renewable. Prior to January 1, 2006, we leased certain office equipment and signs from Midstate Leasing, LLC. On January 1, 2006, we purchased the office equipment and signs from Midstate Leasing, LLC for $275,000. During the period from October 1, 2006 to May 31, 2007 and fiscal 2006, payments under these leases totaled $48,787 and $78,788, respectively.

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

The table below summarizes our transactions during the predecessor period with affiliated parties:

		Predecessor
		Period From	As of
		Oct 1 – May 31	September 30,
	Person	2007	2006

Interest paid on line of credit	PFI	$23,758	$90,929
Professional services, strategic	PFI	500,000	542,942
planning and service charges
Product identification and	PFI	125,000	187,054
procurement
Commission on health discount	PFI	67,803	88,464
cards
Lease payments for office	Midstate	48,787	78,788
equipment, signs, vehicles
Royalty payments for use of	Mr. Sullivan	—	68,507
copyrighted form

Total payments to affiliates		$765,348	$1,056,684

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

AUDIT MATTERS

Report of the Board of Directors serving as the Audit Committee

In fulfilling its oversight responsibilities, the Board of Directors serving as the Audit Committee reviewed and discussed the audited financial statements for fiscal year 2008 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, the Audit Committee discussed with our independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) AU380.

The Audit Committee has received from our independent registered public accounting firm written disclosures and a letter concerning their independence from us, as required by Ethics and Independence Rule 3526, “Communication with Audit Committees concerning Independence.” These disclosures have been reviewed by the Audit Committee and discussed with our independent registered public accounting firm. The Audit Committee has considered whether audit-related and non-audit related services provided by our independent registered public accounting firm to the Company are compatible with maintaining the auditors’ independence and has discussed with the auditors their independence.

Based on these reviews and discussions, the Audit Committee has recommended that the audited financial statements be included in the Annual Report on Form 10-K for the year ended September 30, 2008 for filing with the U.S. Securities and Exchange Commission.

Board of Directors serving as the Audit Committee:

/s/ Thomas H. Holcom

Thomas H. Holcom

Audit Fees

Deloitte & Touche LLP, or DT, has been engaged to perform the audit of the successor financials for the fiscal year ended September 30, 2008 and 2007. The aggregate fees DT billed for professional services rendered in fiscal years 2008 and 2007 were approximately $227,460 and $216,000, respectively.

Mayer Hoffman McCann, P.C., or MHM, was engaged as our independent accountants to perform review of the financial statements included in our quarterly reports on Form 10-Q for the 3rd quarter and an audit of the predecessor financials for the eight months ended May 31, 2007. The aggregate fees MHM billed for professional services rendered in fiscal years 2007 were approximately $66,000.

BKD, LLP has been engaged as our independent accountants since the early 1990s. The aggregate fees billed for professional services rendered in fiscal years 2007 and 2006, respectively, by BKD, LLP for the audit of the Company’s annual financial statements and the review of the financial statements included in our quarterly reports for the 1st and 2nd quarter on Form 10-Q were $94,330 for fiscal year 2007. The aggregate fees billed for professional services rendered in fiscal year 2006 by BKD, LLP for the audit of the Company’s annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q was approximately $71,800. BKD, LLP resigned as our auditor effective July 27, 2007.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2008 and 2007 by DT, which are not reported under “Audit Fees” above were approximately $11,373 and $37,641, respectively. These fees were primarily for out-of-pocket expenses.

The aggregate fees billed for audit-related services rendered in fiscal years 2007 and 2006 by BKD, LLP, which are not reported under “Audit Fees” above were approximately $6,290 and $7,743, respectively. These fees were primarily for out-of-pocket expenses and research done for audit and tax services.

The aggregate fees billed for audit-related services rendered in fiscal years 2007 by MHM, which are not reported under “Audit Fees” above were approximately $5,550. These fees were primarily for out-of-pocket expenses and research done for audit and tax services.

Tax Fees

The aggregate fees billed for tax services rendered in fiscal year 2008 by PWC, LLP were approximately $83,880. These fees were primarily for preparation of federal and state tax returns.

The aggregate fees billed for tax services rendered in fiscal years 2007 and 2006, respectively, by BKD, LLP were approximately $86,500 and $28,000, respectively. These fees were primarily for preparation of federal and state taxes returns.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations, warranties and covenants by the parties and other factual information about us, MBD or MCFC or their respective businesses or operations. These representations, warranties covenants and other factual statements (i) have been made solely for the benefit of the other party or parties to such agreements; (ii) were made only as of the date of such agreements or such other date(s) as expressly set forth in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may have been subject to qualifications with respect to materiality, knowledge and other matters, which qualifications modify, qualify and create exceptions to the representations, warranties and covenants in the Agreements, (iv) may be qualified by disclosures made to such other party or parties in connection with signing such agreements, which disclosures contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants in the Agreements, (v)  have been made to reflect the allocation of risk among the parties to such agreements rather than establishing matters as facts, and (vi) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations, warranties, covenants and statements of act should not be relied upon by investors as they may not describe our actual state of affairs as of September 30, 2008 or as of the date of filing this Annual Report on From 10-K.

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

4.11	Form of Rate Supplement (Incorporated by reference to Exhibit 4.11 of the Post Effective Amendment No. 2).
4.12	Form of IRA Application (Incorporated by reference to Exhibit 4.12 of the Post Effective Amendment No. 2).
4.13	Form of Offer to Purchase (Incorporated by reference to Exhibit 4.13 of the Post Effective Amendment No. 2).
4.14	Form of IRA Application.
10.1	Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Initial Registration Statement).
10.2

Loan Sale and Master Servicing Agreement dated as of June 1, 2007 between the Company and MBD (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated may 31, 2007 and filed with the Securities and Exchange Commission on June 6, 2007).

10.3	Employment Agreement dated January 30, 2007 between the Company and Thomas H. Holcom, Jr.
10.4	Employment Agreement dated February 1, 2007 between the Company and Laura V. Stack.
21	Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Annual Report on Form 10K for the year ended September 30, 2008).
23.1	Consent of Mayer Hoffman McCann P.C.
23.2	Consent of BKD, LLP
31.1	Certificate of the Chief Executive Officer of Pioneer Financial Services, Inc. dated December 29, 2008, for the Annual Report on Form 10-K for the year ended September 30, 2008.
31.2	Certificate of the Chief Financial Officer of Pioneer Financial Services, Inc. dated December 29, 2008, for the Annual Report on Form 10-K for the year ended September 30, 2008.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer of Pioneer Financial Services, Inc. dated December 29, 2008.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer of Pioneer Financial Services, Inc. dated December 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER FINANCIAL SERVICES, INC.

/s/ Thomas H. Holcom
Thomas H. Holcom
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Thomas H. Holcom	Chief Executive Officer and Sole Director (Principal Executive Officer)	December 29, 2008
Thomas H. Holcom

/s/ Laura V. Stack	Chief Financial Officer, Treasurer and Asst. Secretary (Principal Financial Officer and Principal Accounting Officer)	December 29, 2008
Laura Stack