Form 10-Q
period 2008-12-31
PIONEER FINANCIAL SERVICES INC
filed 2009-02-13
CIK 1216752

Registration Number 333-103293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

Large accelerated filer ☐	Non-accelerated filer ☒
Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2009
Common Stock, no par value	1 Share

As of December 31, 2008, 1 share of the Registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

December 31, 2008

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

2

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Balance Sheets

As of December 31, 2008 and September 30, 2008

(unaudited)

ASSETS

	December 31,	September 30,
	2008	2008

Cash and cash equivalents - non-restricted	$7,352,879	$12,747,137
Cash and cash equivalents - restricted	416,020	701,700
Investments - restricted	7,447,469	6,840,531
Investments - non-restricted	130,000	130,000

Net finance receivables	295,818,801	271,729,886

Furniture and equipment, net	488,321	556,604
Deferred income tax asset	3,310,288	2,585,693
Prepaid and other assets	5,480,197	6,319,812
Deferred acquisition costs	3,068,978	2,917,548
Goodwill	31,474,280	29,474,280
Intangibles – net	17,581,100	18,639,800

Total assets	$372,568,333	$352,642,991

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line – banks	$32,109,586	$23,586,000
Accounts payable	1,304,969	1,667,373
Accrued expenses and other liabilities	6,767,934	5,528,119
Amortizing term notes	206,657,447	198,413,822
Investment notes	34,283,849	34,903,686

Total liabilities	281,123,785	264,099,000

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394,200	84,394,200
Accumulated other comprehensive income	166,551	—
Retained earnings	4,883,797	4,149,791

Total stockholder’s equity	91,444,548	88,543,991

Total liabilities and stockholder’s equity	$372,568,333	$352,642,991

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Operations

For the three months ended December 31, 2008 and December 31, 2007

(unaudited)

	Three Months Ended
	December 31,
	2008	2007

Interest income and fees	$24,342,745	$20,244,071

Interest expense	4,276,368	4,186,990

Net interest income before provision for credit losses	20,066,377	16,057,081
Provision for credit losses	7,137,181	7,257,546
Net interest income	12,929,196	8,799,535

Noninterest income:
Insurance premiums net of commissions	1,143,789	1,020,131
Other	165	(670)
Total noninterest income	1,143,954	1,019,461

Noninterest expense:
Compensation and benefits	102,423	149,766
Management and record keeping services fee	8,135,914	6,559,853
Occupancy and equipment	189,644	90,585
Advertising	8,207	28,506
Professional and regulatory fees	370,311	132,041
Amortization of intangibles	1,058,700	1,327,800
Other operating expenses	460,257	86,795
Total noninterest expense	10,325,456	8,375,346

Income before income taxes	3,747,694	1,443,650
Provision for income taxes	1,495,855	541,244
Net income	$2,251,839	$902,406

Net income per share, basic and diluted	$2,251,839	$902,406

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the three months ended December 31, 2008 and

year ended September 30, 2008

(unaudited)

	Total	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings

Balance, September 30, 2007	$81,571,388	$82,394,200	$—	$(822,812)
Net income	7,774,111	—	—	7,774,111
Capital contribution by parent	2,000,000	2,000,000	—	—
Adoption of FIN 48 (see note 6)	(294,331)	—	—	(294,331)
Dividend paid to parent	(2,507,177)	—	—	(2,507,177)

Balance, September 30, 2008	$88,543,991	$84,394,200	$—	$4,149,791

Comprehensive income:
Net income	2,251,839	—	—	2,251,839
Unrealized gain on investments,
net of tax of $89,680	166,551	—	166,551	—
Total comprehensive income	2,418,390	—	166,551	2,251,839

Capital contribution by parent	2,000,000	2,000,000	—	—
Dividend paid to parent	(1,517,833)	—	—	(1,517,833)
Balance, December 31, 2008	$91,444,548	$86,394,200	$166,551	$4,883,797

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the three months ended December 31, 2008 and 2007

(unaudited)

	Three Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,251,839	$902,406
Items not requiring (providing) cash:
Provision for credit losses on finance receivables	7,137,181	7,257,546
Depreciation and amortization	1,234,910	887,166
Deferred income taxes	(814,275)	(841,441)
Interest accrued on investment notes	448,545	—
Changes in:
Accounts payable and accrued expenses	877,409	416,611
Deferred fees - net	2,829,255	1,718,282
Unearned premium reserves	(317,729)	(99,260)
Prepaids and other assets	688,186	1,330,064

Net cash provided by operating activities	14,335,321	11,571,374

Cash flows from investing activities:
Finance receivables purchased from affiliate	(69,009,320)	(55,875,828)
Finance receivables purchased from retail merchants	(3,807,289)	(4,371,922)
Finance receivables repaid	38,997,258	41,153,290
Capital expenditures	(3,105)	(27,000)
Change in restricted cash	285,680	(217,446)
Investments purchased - restricted	(1,068,394)	(1,082,003)
Investments matured - restricted	701,000	1,199,276
Investments matured - non-restricted	—	100,000
Net cash used in investing activities	(33,904,170)	(19,121,633)

Cash flows from financing activities:
Net borrowing under lines of credit	8,523,586	716,495
Proceeds from borrowings	30,000,000	31,000,000
Repayment of borrowings	(22,831,162)	(20,000,996)
Dividends paid to parent	(1,517,833)	—

Net cash provided by financing activities	14,174,591	11,715,499

Net (decrease) increase in cash and equivalents	(5,394,258)	4,165,240

Cash and cash equivalents Beginning of period	12,747,137	3,700,823

Cash and cash equivalents End of period	$7,352,879	$7,866,063

Additional cash flow information:
Interest paid	$3,764,136	$3,571,138
Income taxes paid	$1,839,156	$68,800
Noncash financing activities:
Capital contribution from parent	$2,000,000	$2,000,000

Interest accrued on investment notes	$448,545	—

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008 and September 30, 2008 and for the three months ended December 31, 2008 and December 31, 2007

(unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly-owned subsidiaries (collectively “we,” “us,” “our” or the “company”). Intercompany balances and transactions have been eliminated. We were acquired on May 31, 2007 by MidCountry Financial Corp, a Georgia corporation (“MCFC”) as a wholly-owned subsidiary (the “Transaction”). We are now a wholly-owned first-tier subsidiary of MCFC.

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

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operation and certain assets and liabilities related to the origination and servicing of our finance receivables. MCFC contributed these operations to MidCountry Bank (“MCB”) which is a wholly-owned subsidiary of MCFC. MCB formed the Military Banking Division (“MBD”) which is composed exclusively of the assets and liabilities contributed from MCFC. This transaction is further described in “Note 2: Transaction and Dividend of Operations and Net Assets to MCFC.” As part of the dividend, we entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD. Under the LSMS Agreement, MBD is obligated to originate loans and we are obligated to purchase those loans that meet our business model and underwriting guidelines. Also, under the LSMS Agreement, MBD will provide us with management and record keeping services. As part of the Transaction, substantially all of our employees became employees of MBD. We pay fees for loans purchased and originated by MBD and management and record keeping services provided by MBD. The LSMS Agreement is further described in “Note 7: Related Party Transactions.”

Nature of Operations and Concentration

The Company is headquartered in Kansas City, Missouri. The Company purchases finance receivables from MBD. These receivables are exclusively to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. We also purchase finance receivables from retail merchants that sell consumer goods to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited condensed consolidated financial statements and in disclosures of contingent assets and liabilities. The Company uses estimates and employs judgments in determining the amount of our allowance for credit losses, insurance claims and policy reserves, deferred loan origination costs, and establishing the fair value of our financial instruments. The Company also used estimates in assigning fair values to our assets and liabilities after the Transaction. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

Information with respect to December 31, 2008 and 2007, and the periods then ended, have not been audited by our independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations. The results of operations for the three months ended December 31, 2008 and 2007 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2008 and statement of stockholder’s equity for the year ended September 30, 2008 have been derived from the audited consolidated balance sheet and statement of stockholder’s equity.

Adoption of Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring and nonrecurring basis effective October 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s Consolidated Financial Statements. Refer to Note 8: Fair Value Measurement for additional discussion.

NOTE 2: TRANSACTION AND DIVIDEND OF OPERATIONS AND NET ASSETS TO MCFC

In connection with the Transaction, MCFC paid the shareholders of PFI (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC is also required to pay the Sellers an additional $5 million in contingent payments, of which $4 million will be contributed to us and $1 million to MBD, if we meet any one of certain financial performance goals which will be evaluated and paid in two installments over the 22 months following the acquisition. These goals pertain to net revenue, net income, finance receivables and the number of customer relationships for the calendar years ended December 31, 2007 and 2008. As of December 31, 2007 and 2008, we met our performance goals for both calendar years. MCFC paid the Sellers $2 million on March 31, 2008 and the 2008 payment required to be paid to the Sellers will be paid on March 31, 2009. This amount has been accrued for as of December 31, 2008.

The Transaction was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The components of the purchase price were as follows:

The components of the purchase price were as follows:

Stock in MCFC Financial Corp.	$15,000,000
Cash	68,800,473
Direct acquisition costs	492,000
Consideration paid	84,292,473
Assumption of liabilities	1,937,289
Total purchase price	86,229,762
Contingent payment on March 31, 2008	2,000,000
Contingent accrual at December 31, 2008	2,000,000
Total purchase price as of December 31, 2008	$90,229,762

The fair value assigned to intangible assets acquired and assumed liabilities is supported by valuations using estimates and assumptions provided by management. The Company has also retained independent appraisers to assist in these valuations. The primary changes to the balance sheet are preliminary and reflect certain assets and liabilities as follows:

•	The recording of the fair value of the Company’s intangibles including customer relationships, agent relationships, vendor relationships and system technology;
•	The recording of the fair value of goodwill;
•	Elimination of the accumulated earnings; and
•	The recording of the fair value of fixed assets, investment notes, senior debt and finance receivables.

The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

Cash and other current assets	$10,990,773
Net finance receivables	238,828,206
Equipment and other assets	10,388,206
Goodwill	42,614,842
Intangible assets	26,200,000
Subtotal	329,022,342
Liabilities	(230,213,810)
Deferred income taxes	(8,578,770)
Total	$90,229,762

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

Cash and cash equivalents	$811,651
Furniture and equipment	1,391,211
Goodwill	11,140,562
Intangibles	200,000
Due to parent	3,085,682
Other assets	687,559
Total assets	17,316,665
Accrued expenses and other liabilities	(5,976,103)
Deferred tax liabilities, net	(73,000)
Total liabilities	(6,049,103)
Assets in excess of liabilities	$11,267,562

NOTE 3: FINANCE RECEIVABLES

Finance receivables at December 31, 2008 and September 30, 2008, consisted of the following:

	December 31,	September 30,
	2008	2008
	(unaudited)

Military receivables/loans	$319,708,086	$297,683,255
Retail installment contracts	27,248,821	21,607,119

Total finance receivables	346,956,907	319,290,374

Purchase adjustment (1)	—	(81,730)
Net deferred loan fees and dealer discounts	(19,057,836)	(17,025,218)
Unearned insurance premium reserves	(7,254,911)	(6,963,814)
Insurance claims and policy reserves	(534,103)	(507,470)

Finance receivables - net of unearned fees and premiums	320,110,057	294,712,142

Allowance for credit losses	(24,291,256)	(22,982,256)

Finance receivables - net of allowance	$295,818,801	$271,729,886

(1) Relates to the fair value adjustments recorded to finance receivables as part of the Transaction.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

Balance as of September 30, 2008	$22,982,256
Charge-offs:
Finance receivables charged-off	(6,473,545)
Recoveries	645,365
Net charge-offs	(5,828,181)
Provision for credit losses	7,137,181
Balance as of December 31, 2008	$24,291,256

NOTE 4: GOODWILL AND INTANGIBLES

Due to the Transaction, the Company has recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired. Goodwill and intangible assets at December 31, 2008 and September 30, 2008 are as follows:

	December 31, 2008			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(3,476,900)	$7,523,100	$11,000,000	$(2,999,200)	$8,000,800
Agent relationships	700,000	(188,000)	512,000	700,000	(161,000)	539,000
Vendor relationships	1,700,000	(456,500)	1,243,500	1,700,000	(393,000)	1,307,000
Trade name	7,000,000	(1,436,300)	5,563,700	7,000,000	(1,221,000)	5,779,000
Technology	4,000,000	(1,439,200)	2,560,800	4,000,000	(1,223,000)	2,777,000
Valuation of business acquired - unearned premium	1,600,000	(1,422,000)	178,000	1,600,000	(1,363,000)	237,000

Total amortizable intangibles	$26,000,000	$(8,418,900)	$17,581,100	$26,000,000	$(7,360,200)	$18,639,800

Goodwill	$31,474,280	$—	$31,474,280	$29,474,280	$—	$29,474,280

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill at September 30, 2008, in accordance with SFAS No. 142 and determined that there was no impairment. The company includes its goodwill in its only segment. Management also evaluates amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments of amortizable intangible assets, as of September 30, 2008, and no events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable.

NOTE 5: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of 1 for the three month period from October 1, 2008 to December 31, 2008 and the three month period from October 1, 2007 to December 31, 2007. There are no potentially dilutive securities issued and outstanding.

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

The total gross liability for unrecognized tax benefits as of December 31, 2008 was approximately $1.2 million. The unrecognized tax benefits are included in other liabilities in the condensed consolidated balance sheet as of December 31, 2008. Interest and penalties are recorded as a component of income tax expense. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant effect on the consolidated results of operations or financial position.

NOTE 7: RELATED PARTY TRANSACTIONS

Due to the Transaction, we entered into a LSMS Agreement with MBD. Under the LSMS Agreement, we buy certain military loans that MBD originates and receive management and record keeping services. During the first quarter of fiscal 2009, the total loans we purchased from MBD pursuant to the LSMS Agreement were $69.0 million. We have paid $8.1 million to MBD for management and record keeping services pursuant to the LSMS for the first quarter of fiscal 2009.

NOTE 8: RESTRICTED INVESTMENTS

We hold our restricted investments at fair market value. The following table represents the restricted investments as of December 31, 2008 and September 30, 2008:

	December 31, 2008				September 30, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Market		Unrealized	Unrealized	Market
	Book Value	Gains (1)	(Losses) (1)	Value	Book Value	Gains	(Losses)	Value
Restricted Investments:
Certificates of Deposit	$600,000	$11,772	$—	$611,772	$800,000	$—	$—	$800,000
Government Bonds	6,088,470	286,196	—	6,374,666	5,537,444	—	—	5,537,444
Corporate Bonds	502,768	—	(41,737)	461,031	503,087	—	—	503,087
	$7,191,238	$297,968	$(41,737)	$7,447,469	$6,840,531	$—	$—	$6,840,531

(1)	The unrealized gain on investments of $256,231, net of tax of $89,680 represents the accumulated other comprehensive income of $166,551.

NOTE 9: FAIR VALUE MEASUREMENTS

Restricted investments in debt and equity securities measured and reported at fair value are classified and disclosed in one of the following categories under SFAS 157:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•

Level 3 – Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data.

The following table summarizes the Company’s restricted investments recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of December 31, 2008:

Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total

Assets:
Restricted Investments	$7,447,469	$—	$—	$7,447,469
Total	$7,447,469	$—	$—	$7,447,469

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly-owned subsidiaries (collectively “we,” “us,” “our” or the “company”), contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our annual report on Form 10-K for the period ended September 30, 2008 (“annual report”) under Item 1A—Risk Factors. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements keep these risk factors in mind. These forward-looking statements are made as of the date of this filing. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Overview

We are a wholly-owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”). Prior to May 31, 2007, we were a wholly-owned subsidiary of Pioneer Financial Industries, Inc., a Nevada corporation (“PFI”).

We purchase consumer loans, on a worldwide basis, made exclusively to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We purchase primarily from two different types of sources. Our largest source of military loans is MidCountry Bank (“MBD”), an affiliate who originates military loans through a network of loan production offices and via the internet. Military families use these loan proceeds to purchase goods and services. We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We plan to hold these military loans and retail installment contracts until repaid. We have entered into a Loan Sale and Master Services Agreement (“LSMS”) with MBD which outlines the terms of the sale and servicing of these loans.

Our finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants. All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the first quarter of fiscal 2009, the average size of a loan when purchased was approximately $3,135. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history. These factors may not allow them to build relationships with sources of financing.

Improvement of our profitability is dependent upon the growth in amount of finance receivables we are able to acquire from MBD or retail merchants and the maintenance of loan quality.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained MBD as a primary supplier of loans. Under the LSMS Agreement, MBD is obligated to use our underwriting criteria (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance). These criteria primarily require the following:

•	All borrowers must be U.S. military personnel or U.S. Department of Defense employees.
•	All potential borrowers must complete standardized credit applications either in person at one of MBD’s loan production offices or online via the internet.
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

As a customer service, we consider purchasing a new loan from MBD if an existing borrower has demonstrated a positive payment history with us and where the transaction created an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income. Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. Approximately 28.3% of the amount of military loans purchased in the first quarter were refinanced from outstanding loans.

Military Loans Purchased from MBD. We purchase military loans from MBD if they meet our lending guidelines. In connection with the Transaction, MBD was provided the rights to our lending guidelines and extensive experience with lending to the military marketplace. Pursuant to the LSMS, we transferred the use of our underwriting model and system to MBD. However, we retained ownership of this model and the lending system. MBD now originates these loans directly through its loan production offices and over the internet.

Retail Installment Contracts. We also purchase retail installment contracts, which meet our quality standards and return on investment objectives from approximately 100 retail merchants. Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. We generally acquire these contracts without recourse to the originating merchant. However, some retail merchant reserve agreements allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible. Retail installment contracts generally have maximum terms of 48 months.

Management and Record Keeping Services

We have retained MBD to provide management and record keeping services. MBD will service our finance receivables in the same manner as we did prior to the Transaction. For these management and record keeping services, we pay MBD a monthly fee in an amount equal to .70% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index. Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and NSF fees, associated with these loans and retail installment contracts. For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee will be paid in monthly installments. This fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.

To facilitate MBD’s servicing of the military loans and retail installment contracts, we have granted MBD (i) the non-exclusive rights to use certain intellectual properties, including our trade names and service marks, and (ii) the right to use our Daybreak loan processing system and related hardware and software. We have also granted MBD non-exclusive rights to market additional products and services to our U.S. military borrowers. We retain all other borrower relationships.

Sources of Income

We generate revenues primarily from interest earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased. We also earn revenues from credit reinsurance premiums. For purposes of the following discussion, “revenues” means the sum of our finance income and reinsurance premiums.

In the first quarter of fiscal 2009, our revenues and resulting income came primarily from interest income earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased. We also earn revenues from credit reinsurance premiums.

Finance Receivables

Our finance receivables are comprised of loans previously originated by us or purchased from MBD (collectively referred to below as “military loans”) and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	December 31,	September 30,
	2008	2008

	(dollars in thousands, except average note balance)
Finance receivables:
Total finance receivables balance	$346,957	$319,290
Average note balance	$2,602	$2,608
Total number of notes	133,343	122,449

Military loans:
Total military receivables	$319,708	$297,683
Percent of total finance receivables	92.15%	93.23%
Average note balance	$2,662	$2,655
Number of notes	120,117	112,110

Retail installment contracts:
Total retail installment contract receivables	$27,249	$21,607
Percent of total finance receivables	7.85%	6.77%
Average note balance	$2,060	$2,090
Number of notes	13,226	10,339

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended
	December 31,
	2008	2007
	(dollars in thousands)
Total finance receivables balance	$346,957	$293,174

Average total finance receivables (1)	$334,903	$288,066

Average interest bearing liabilities (1)	$260,712	$226,952

Total interest income and fees	$24,343	$20,244

Total interest expense	$4,276	$4,187

(1)	Averages are computed using month-end balances.

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Total Finance Receivables. Our aggregate finance receivables increased 18.3% to $347.0 million on December 31, 2008 from $293.2 million on December 31, 2007. Our primary supplier of loans, MBD, saw a 34.2% increase in its originations of loans during the first quarter of fiscal 2009 over the same period in fiscal 2008, thus increasing our ability to acquire more loans in the first quarter of fiscal 2009. Now that we acquire loans that are originated by a bank we have the opportunity to reach more customers than we have in years past. Our aggregate average finance receivables also increased during this period to $334.9 million in the first quarter fiscal 2009 from $288.1 million in the first quarter fiscal 2008, an increase of $46.8 million or 16.2%.

Interest Income and Fees. Interest income and fees represent 95.5% of our total revenue. In the first quarter of fiscal 2009, interest income and fees increased to $24.3 million from $20.2 million for the first quarter of fiscal 2008, an increase of $4.1 million or 20.2%. This increase was primarily due to an increase in aggregate average finance receivables as discussed above.

Interest Expense. Interest expense in first quarter of 2009 increased to $4.3 million from $4.2 million in the first quarter of fiscal 2008, an increase of $0.1 million or 2.1%. While our average interest bearing liabilities increased to $260.7 million in fiscal 2009 from $227.0 million in fiscal 2008, an increase of $33.7 million or 14.8%, our weighted average interest rate declined to 6.6% from 7.4% due to decreases in the market interest rates we use to place new borrowings.

Provision for Credit Losses. The provision for credit losses in the first quarter of fiscal 2009 decreased to $7.1 million from $7.3 million in the first quarter of fiscal 2008, a decrease of $0.2 million or 1.7%. The decrease is primarily due to positive trends in net charge-offs. During the first quarter of 2009, we saw a decline in our net charge-offs to 6.96% compared to 8.39% during the first quarter 2008. In addition, there has been a decline in loans that are 60 days or more delinquent. As a percentage of our aggregate finance receivables, these loan balances declined to 3.32% in first quarter fiscal 2009 from 3.87% in first quarter fiscal 2008. See further discussion in “Allowance for Credit Losses” section.

Noninterest Income. Noninterest income consists of income from credit reinsurance premiums which increased to $1.1 million in the first quarter of fiscal 2009 compared to $1.0 million in the first quarter of fiscal 2008, an increase of $.1 million or 12.2%. The increase in credit reinsurance premiums is directly related to the increase in our loan acquisitions.

Noninterest Expense. Noninterest expenses in the first quarter of fiscal 2009 increased to $10.3 million from $8.4 million in the first quarter of fiscal 2008, an increase of $1.9 million or 23.3%. The increase is primarily due to the increase in our management and record keeping services fees for the quarter. Management and record keeping services fees in the first quarter 2009 increased by $1.6 million from the first quarter of the 2008, due to a 18.3% increase in our aggregate finance receivables.

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

The following table sets forth our delinquency experience as of the end of the periods presented for accounts for which payments are 60 days or more past due and allowance for credit losses for finance receivables.

	As of	As of	As of
	December 31	September 30,	December 31,
	2008	2008	2007

	(dollars in thousands)
Total finance receivables	$346,957	$319,290	$293,174
Total finance receivables balances 60 days
or more past due	$11,509	$9,658	$11,345
Total finance receivables balances 60 days
or more past due as a percent of total
finance receivables	3.32%	3.02%	3.87%

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

The following table presents net charge-offs on direct loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended
	December 31,
	2008	2007
	(dollars in thousands)
Military loans:
Military receivables charged-off	$6,149	$6,416
Less recoveries	572	545
Net charge-offs	$5,577	$5,871
Average military receivables	$309,661	$269,106
Percentage of net charge-offs to average
military receivables (1)	7.21%	8.73%

(1)	Averages are computed using month-end balances.

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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented.

	Three Months Ended
	December 31,
	2008	2007
	(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$324	$193
Less recoveries	73	25
Net charge-offs	$251	$168
Average retail installment contact receivables (1)	$25,243	$18,960
Percentage of net charge-offs to retail installment contract receivables	3.98%	3.54%

(1)	Averages are computed using month-end balances.

Allowance for Credit Losses. The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended
	December 31,
	2008	2007
	(dollars in thousands)
Average total finance receivables (1)	$334,903	$288,066
Provision for credit losses	$7,137	$7,258
Net charge-offs	$5,828	$6,039
Net charge-offs as a percentage of average total finance receivables	6.96%	8.39%
Allowance for credit losses	$24,291	$22,858
Allowance as a percentage of average total finance receivables	7.25%	7.93%

(1)	Averages are computed using month-end balances.

We maintain an allowance for credit losses, which represents management’s best estimate of probable losses in the outstanding finance receivable portfolio. The allowance for credit losses is reduced by actual credit losses and is increased by the provision for credit loan losses and recoveries of previous losses. The provision for finance receivable losses is charged to earnings to bring the total allowance to a level considered necessary by management. As the portfolio of finance receivables consists of a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as a group. Management considers numerous factors in estimating losses in our credit portfolio, including the following:

•	Prior credit losses and recovery experience
•	Current economic conditions
•	Current finance receivable delinquency trends
•	Demographics of the current finance receivable portfolio

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended
	December 31,
	2008	2007
	(dollars in thousands)
Balance, beginning of period	$22,982	$21,639
Charge-offs:
Finance receivables charged-off	(6,473)	(6,609)
Recoveries	645	570
Net charge-offs	(5,828)	(6,039)
Provision for credit losses	7,137	7,258
Balance, end of period	$24,291	$22,858

Loan Acquisition / Origination

Asset growth is the most important factor in determining our future revenues. We are dependent upon MBD and retail merchants to increase their originations for our future growth. Loans purchased increased for the first three months of fiscal 2009 to $122.7 million from $96.0 million for the first three months of fiscal year 2008, an increase of $26.7 million or 27.8%. See “Results of Operations – Three Months Ended December 31, 2008 Compared to Three Months ended December 31, 2007 – Finance Receivables.”

The following table sets forth our overall purchases of military loans and retail installment contracts as of the end of the periods presented:

	Three Months Ended
	December 31,
	2008	2007
	(dollars in thousands)
Total loans acquired/originated:
Gross balance	$122,698	$96,019
Number of finance receivable notes	39,139	29,163
Average note amount	$3,135	$3,292

Military loans:
Gross balance	$112,020	$91,626
Number of finance receivable notes	35,130	27,599
Average note amount	$3,189	$3,320

Retail installment contracts:
Gross balance	$10,678	$4,393
Number of finance receivable notes	4,009	1,564
Average note amount	$2,663	$2,809

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry. Our principal use of cash is to purchase military loans and retail installment contracts. We use borrowings to fund the difference if any, between the cash used to purchase military loans and retail installment contracts and operations and the cash generated from loan repayments and operations. This amount is generally cash used in investing activities. Cash used in investing activities in the first three months of fiscal year 2009 was approximately $33.9 million, which was funded from $14.3 million from operating activities and $14.2 million from financing activities. Cash used in investing activities in the first three months of fiscal 2008 was approximately $19.1 million which was funded from $11.6 million of cash from operating activities and $11.7 million from financing activities. The increase of $14.8 million when comparing cash used in investing activities in first quarter fiscal 2009 from first quarter fiscal 2008 resulted primarily from a 18.3% increase in aggregate finance receivables. We have not sold any investment notes since December 31, 2006. Financing activities primarily consist of borrowing and repayments relating to our Senior Lending Agreement (“SLA”). Currently, we anticipate that our cash inflow from operations and borrowings under our SLA will be adequate to meet our cash outflows to fund anticipated growth in finance receivables, operating expenses, repayment of indebtedness, and planned capital expenditures. With ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some banks in our credit group which may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels.

Senior Indebtedness-Bank Debt. As of December 31, 2008, we had $238.8 million of senior debt outstanding compared to $222.1 million at September 30, 2008, an increase of $16.7 million or 7.5%. Our SLA is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of December 31, 2008, we could request up to $24.1 million in additional funds and remain in compliance with the terms of our SLA. No bank, however, has any contractual obligation to lend us these additional funds. As of December 31, 2008, we were in compliance with all loan covenants.

Senior Indebtedness Table. As of December 31, 2008 and September 30, 2008, the total borrowings and availability under our SLA and our revolving line of credit from our parent company consisted of the following amounts for the end of the periods presented:

	As of	As of
	December 31,	September 30,
	2008	2008

	(dollars in thousands)
Revolving credit line:
Total facility	$40,000	$40,000
Balance at end of year	$32,110	$23,586
Maximum available credit (1)	$7,890	$16,414

Term notes (2):
Total facility	$256,702	$260,892
Balance at end of year	$206,679	$198,466
Maximum available credit (1)	$50,023	$62,426

Total revolving and term notes(2):
Total facility	$296,702	$300,892
Balance at end of year	$238,789	$222,052
Maximum available credit (1)	$57,913	$78,840
Credit facility available (3)	$23,530	$20,110
Percent utilization of the total facility	80.48%	73.80%

(1)

Maximum available credit assuming proceeds in excess of the amounts shown below under “Credit Facility Available” are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%

(2)	Includes 48-month amortizing term note.
(3)	Credit available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Notes Receivable Ratio of not more than 80%.

Outstanding Investment Notes. Prior to December 31, 2006, we funded certain capital and financial needs through the sale of investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of December 31, 2008, we had outstanding $33.6 million of these notes at a weighted average interest rate of 9.45%.

As part of the Transaction, we recorded certain liabilities at market value. The table below is a reconciliation of these adjustments as of December 31, 2008.

	Amortizing Term Notes	Investment Notes
Notional value	$206,678,944	$33,615,602
Purchase adjustment (1)	(21,497)	668,247
Recorded value	$206,657,447	$34,283,849

(1) Relates to the fair value adjustment recorded as part of the Transaction.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is changes in interest rates on our borrowings. A substantial and sustained increase in market interest rates could adversely affect our growth and profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium and long term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. For more information about this item see our annual report; Item 7, “Liquidity and Capital Resources-Interest Rate Risk Management.”

The following shows the estimated impact on earnings of changes in interest rates on variable rate debt:

Decrease/increase:	-2%	-1%	0%	+1%	+2%
Revolving credit line	$(374,100)	$(187,050)	$—	$187,050	$374,100
Amortizing term notes	(2,511,302)	(1,693,289)	(875,275)	(57,261)	760,753
Investment note	(50,451)	(24,579)	1,294	27,166	53,038
Total impact on interest expense	$(2,935,853)	$(1,904,918)	$(873,981)	$156,955	$1,187,891

ITEM 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

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
4.1

Amended and Restated Indenture dated as of December 15, 2004 (Incorporated by reference to Exhibit 4.1 of the Post Effective Amendment No. 2 to the Registration Statement filed with the Securities and Exchange Commission dated December 17, 2004 (Commission No. 333-103293) (“Post Effective Amendment No.2”)).

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

10.3

Employment Agreement dated January 30, 2007 between the Company and Thomas H. Holcom, Jr. (Incorporated by reference to Exhibit 10.3 of the Company’s annual report on Form 10-K for the period ended September 30, 2008).

10.4

Employment Agreement dated February 1, 2007 between the Company and Laura V. Stack. (Incorporated by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the period ended September 30, 2008).

21	Subsidiaries (Incorporated by reference to Exhibit 21 of the Annual Report on form 10K for the year ended September 30, 2008).
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER FINANCIAL SERVICES, INC.

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer	February 13, 2009
Thomas H. Holcom, Jr.	and Sole Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	February 13, 2009
Laura V. Stack	Treasurer and Asst. Secretary
(Principal Financial Officer
and Principal Accounting Officer)