Form 10-Q
period 2009-03-31
PIONEER FINANCIAL SERVICES INC
filed 2009-05-15
CIK 1216752

Registration Number 333-103293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter periods that the Registrant was required to submit and post such files).Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2009
Common Stock, no par value	One Share

As of March 31, 2009, one share of the Registrant's common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2009

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2009 and September 30, 2008

(unaudited)

ASSETS

	March 31,	September 30,
	2009	2008

Cash and cash equivalents - non-restricted	$4,961,575	$12,747,137
Cash and cash equivalents - restricted	400,835	701,700
Investments - restricted	7,906,267	6,840,531
Investments - non-restricted	130,000	130,000

Net finance receivables	297,780,397	271,729,886

Furniture and equipment, net	444,952	556,604
Deferred income tax asset	3,150,150	2,585,693
Prepaid and other assets	6,220,726	6,319,812
Deferred acquisition costs	3,053,137	2,917,548
Goodwill	31,474,280	29,474,280
Intangibles - net	16,522,400	18,639,800

Total assets	$372,044,719	$352,642,991

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$14,865,000	$23,586,000
Accounts payable	3,214,674	1,667,373
Accrued expenses and other liabilities	9,896,490	5,528,119
Amortizing term notes	214,941,693	198,413,822
Investment notes	34,220,747	34,903,686

Total liabilities	277,138,604	264,099,000

Stockholder’s equity:
Common stock, no par value;
1 share issued and outstanding	86,394,200	84,394,200
Accumulated other comprehensive income	134,948	—
Retained earnings	8,376,967	4,149,791

Total stockholder’s equity	94,906,115	88,543,991

Total liabilities and stockholder’s equity	$372,044,719	$352,642,991

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended March 31, 2009 and March 31, 2008

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Interest income and fees	$24,805,074	$20,315,027	$49,147,820	$40,559,099

Interest expense	4,529,894	4,133,452	8,806,262	8,320,441

Net interest income before provision
for credit losses	20,275,180	16,181,575	40,341,558	32,238,658
Provision for credit losses	5,405,215	5,836,614	12,542,396	13,094,160
Net interest income	14,869,965	10,344,961	27,799,162	19,144,498

Noninterest income:
Insurance premiums net of commissions	1,184,679	953,195	2,328,468	1,973,326
Other	356	190	522	(480)
Total noninterest income	1,185,035	953,385	2,328,990	1,972,846

Noninterest expense:
Compensation and benefits	73,836	142,338	176,259	292,104
Management and record keeping services fee	8,560,343	6,695,742	16,696,257	13,255,595
Professional and regulatory fees	474,185	534,527	844,497	666,569
Amortization of intangibles	1,058,700	1,327,800	2,117,400	2,655,600
Other operating expenses	139,945	290,809	798,053	496,695
Total noninterest expense	10,307,009	8,991,216	20,632,466	17,366,563

Income before income taxes	5,747,991	2,307,130	9,495,686	3,750,781
Provision for income taxes	2,254,821	938,313	3,750,676	1,479,557
Net income	$3,493,170	$1,368,817	$5,745,010	$2,271,224

Net income per share, basic and diluted	$3,493,170	$1,368,817	$5,745,010	$2,271,224

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Stockholder's Equity

For the six months ended March 31, 2008 and

year ended September 30, 2008

(unaudited)

			Accumulated Other
			Comprehensive	Retained
	Total	Common Stock	Income	Earnings

Balance, September 30, 2007	$81,571,388	$82,394,200	$—	$(822,812)
Net income	7,774,111	—	—	7,774,111
Capital contribution by parent	2,000,000	2,000,000	—	—
Adoption of FIN 48 (see note 6)	(294,331)	—	—	(294,331)
Dividend paid to parent	(2,507,177)	—	—	(2,507,177)

Balance, September 30, 2008	$88,543,991	$84,394,200	$—	$4,149,791

Comprehensive income:
Net income	5,745,010	—	—	5,745,010
Unrealized gain on investments,
net of tax of $72,665	134,948	—	134,948	—
Total comprehensive income	5,879,958	—	134,948	5,745,010

Capital contribution by parent	2,000,000	2,000,000	—	—
Dividend paid to parent	(1,517,834)	—	—	(1,517,834)
Balance, March 31, 2009	$94,906,115	$86,394,200	$134,948	$8,376,967

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the six months ended March 31, 2009 and 2008

(unaudited)

	Six Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income	$5,745,010	$2,271,224
Items not requiring (providing) cash:
Provision for credit losses on finance receivables	12,542,396	13,094,160
Depreciation and amortization	2,380,644	1,873,115
Deferred income taxes	(637,123)	(1,151,082)
Interest accrued on investment notes	860,755	824,896
Changes in:
Accounts payable and accrued expenses	5,915,672	1,252,716
Deferred fees - net	3,301,711	1,153,877
Unearned premium reserves	(198,316)	(209,543)
Prepaids and other assets	(36,503)	1,239,978

Net cash provided by operating activities	29,874,246	20,349,341

Cash flows from investing activities:
Finance receivables purchased from affiliate	(116,355,088)	(95,905,928)
Finance receivables purchased from retail merchants	(22,324,577)	(8,174,873)
Finance receivables repaid	96,901,634	85,398,222
Capital expenditures	(37,665)	(52,515)
Change in restricted cash	300,865	(769,347)
Investments purchased - restricted	(2,095,416)	(1,625,381)
Investments matured - restricted	1,202,000	1,943,276
Investments matured - non-restricted	—	100,000
Net cash used in investing activities	(42,408,247)	(19,086,546)

Cash flows from financing activities:
Net borrowing under lines of credit	(8,721,000)	262,000
Proceeds from borrowings	61,300,000	41,000,000
Repayment of borrowings	(46,312,727)	(40,857,080)
Dividends paid to parent	(1,517,834)	—

Net cash provided by financing activities	4,748,439	404,920

Net (decrease) increase in cash and equivalents	(7,785,562)	1,667,715

Cash and cash equivalents
Beginning of period	12,747,137	3,700,823

Cash and cash equivalents
End of period	$4,961,575	$5,368,538

Additional cash flow information:
Interest paid	$7,820,781	$7,224,262
Income taxes paid	$2,017,248	$170,060
Noncash financing activities:
Capital contribution from parent	$2,000,000	$2,000,000
Interest accrued on investment notes	$860,755	$824,896

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2009 and September 30, 2008 and for the six

months ended March 31, 2009 and March 31, 2008

(unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly-owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated. We were acquired on May 31, 2007 by MidCountry Financial Corp, a Georgia corporation (“MCFC”) as a wholly-owned subsidiary (the “Transaction”). We are a wholly-owned first-tier subsidiary of MCFC.

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from the Military Banking Division (“MBD”) of MidCountry Bank, a federally chartered stock savings association and wholly owned subsidiary of MCFC (“MCB”). These receivables represent loans exclusively to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees.  We also purchase finance receivables from retail merchants that sell consumer goods to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees.

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

Information with respect to March 31, 2009 and 2008, and the periods then ended, have not been audited by our independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations. The results of operations for the three and six months ended March 31, 2009 and 2008 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2008 and statement of stockholder’s equity for the year ended September 30, 2008 have been derived from the audited consolidated balance sheet and statement of stockholder’s equity. We suggest that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

NOTE 2: TRANSACTION AND DIVIDEND OF OPERATIONS AND NET ASSETS TO MCFC

In connection with the Transaction, MCFC paid the shareholders of PFI (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC was required to pay the Sellers an additional $5 million in contingent payments, of which $4 million was contributed to us and $1 million to MBD. MCFC paid the Sellers the final contingent payment of $2 million on March 31, 2009.

The Transaction was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The components of the purchase price were as follows:

Stock in MCFC Financial Corp.	$15,000,000
Cash	68,800,473
Direct acquisition costs	492,000
Consideration paid	84,292,473
Assumption of liabilities	1,937,289
Total purchase price	86,229,762
Contingent payment on March 31, 2008	2,000,000
Contingent payment at March 31, 2009	2,000,000
Total purchase price as of March 31, 2009	$90,229,762

The fair value assigned to intangible assets acquired and assumed liabilities is supported by valuations using estimates and assumptions provided by management. The Company has also retained independent appraisers to assist in these valuations. The primary changes to the balance sheet are preliminary and reflect certain assets and liabilities as follows:

•	The recording of the fair value of the Company’s intangibles including customer relationships, agent relationships, vendor relationships and system technology;
•	The recording of the fair value of goodwill;
•	Elimination of the accumulated earnings; and
•	The recording of the fair value of fixed assets, investment notes, senior debt and finance receivables.

The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

Cash and other current assets	$10,990,773
Net finance receivables	238,828,521
Equipment and other assets	10,388,206
Goodwill	42,614,842
Intangible assets	26,200,000
Subtotal	329,022,342
Liabilities	(230,213,810)
Deferred income taxes	(8,578,770)
Total	$90,229,762

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

Cash and cash equivalents	$811,651
Furniture and equipment	1,391,211
Goodwill	11,140,562
Intangibles	200,000
Due to parent	3,085,682
Other assets	687,559
Total assets	17,316,665
Accrued expenses and other liabilities	(5,976,103)
Deferred tax liabilities, net	(73,000)
Total liabilities	(6,049,103)
Assets in excess of liabilities	$11,267,562

NOTE 3: FINANCE RECEIVABLES

Finance receivables at March 31, 2009 and September 30, 2008, consisted of the following:

	March 31,	September 30,
	2009	2008
	(unaudited)

Military receivables/loans	$313,924,523	$297,683,255
Retail installment contracts	34,390,842	21,607,119

Total finance receivables	348,315,365	319,290,374

Purchase adjustment (1)	—	(81,730)
Net deferred loan fees and dealer discounts	(18,574,112)	(17,025,218)
Unearned insurance premium reserves	(7,148,808)	(6,963,814)
Insurance claims and policy reserves	(520,792)	(507,470)

Finance receivables - net of unearned fees and premiums	322,071,653	294,712,142

Allowance for credit losses	(24,291,256)	(22,982,256)

Finance receivables - net of allowance	$297,780,397	$271,729,886

(1)	Relates to the fair value adjustments recorded to finance receivables as part of the Transaction.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

Balance as of September 30, 2008	$22,982,256
Charge-offs:
Finance receivables charged-off	(12,778,390)
Recoveries	1,544,994
Net charge-offs	(11,233,396)
Provision for credit losses	12,542,396
Balance as of March, 31 2009	$24,291,256

NOTE 4: GOODWILL AND INTANGIBLES

Due to the Transaction, the Company has recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired. Goodwill and intangible assets at March 31, 2009 and September 30, 2008 are as follows:

	March 31, 2009			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(3,954,600)	$7,045,400	$11,000,000	$(2,999,200)	$8,000,800
Agent relationships	700,000	(214,400)	485,600	700,000	(161,000)	539,000
Vendor relationships	1,700,000	(520,000)	1,180,000	1,700,000	(393,000)	1,307,000
Trade name	7,000,000	(1,652,000)	5,348,000	7,000,000	(1,221,000)	5,779,000
Technology	4,000,000	(1,655,300)	2,344,700	4,000,000	(1,223,000)	2,777,000
Valuation of business acquired -
unearned premium	1,600,000	(1,481,300)	118,700	1,600,000	(1,363,000)	237,000

Total amortizable intangibles	$26,000,000	$(9,477,600)	$16,522,400	$26,000,000	$(7,360,200)	$18,639,800

Goodwill	$31,474,280	$—	$31,474,280	$29,474,280	$—	$29,474,280

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

NOTE 5: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of one for the three and six month periods ended March 31, 2009 and the three and six month periods ended March 31, 2008. There are no potentially dilutive securities issued and outstanding.

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

The total gross liability for unrecognized tax benefits as of March 31, 2009 was approximately $1.2 million.  The unrecognized tax benefits are included in other liabilities in the condensed consolidated balance sheet as of March 31, 2009.  Interest and penalties are recorded as a component of income tax expense. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant effect on the consolidated results of operations or financial position.

NOTE 7: RELATED PARTY TRANSACTIONS

Due to the Transaction, we entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD. Under the LSMS Agreement, we buy certain military loans that MBD originates and receive management and record keeping services. During the second quarter of fiscal 2009, the total loans we purchased from MBD pursuant to the LSMS Agreement were $47.3 million, bringing the year to date fiscal 2009 total to $116.3 million. We have paid $8.6 million to MBD for management and record keeping services pursuant to the LSMS Agreement for the second quarter of fiscal 2009. Management fee expense paid to MBD for the six months of fiscal 2009 totals $16.7 million.

NOTE 8: RESTRICTED INVESTMENTS

We hold our restricted investments at fair market value. The following table represents the restricted investments as of March 31, 2009 and September 30, 2008:

	As of March 31, 2009				As of September 30, 2008

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Market		Unrealized	Unrealized	Market
	Book Value	Gains (1)	(Losses) (1)	Value	Book Value	Gains	(Losses)	Value
Restricted Investments:
Certificates of Deposit	$600,000	$10,874	$—	$610,874	$800,000	$—	$—	$800,000
Government Bonds	6,596,205	249,916	(2,131)	6,843,990	5,537,444	—	—	5,537,444
Corporate Bonds	502,449	—	(51,046)	451,403	503,087	—	—	503,087
	$7,698,654	$260,790	$(53,177)	$7,906,267	$6,840,531	$—	$—	$6,840,531

(1)	The unrealized gain on investments of $207,613, net of tax of $72,665 represents the accumulated other comprehensive income of $134,948.

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

The following table summarizes the Company’s restricted investments recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of March 31, 2009:

Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total

Assets:
Restricted Investments	$7,906,267	$—	$—	$7,906,267
Total	$7,906,267	$—	$—	$7,906,267

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly-owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management's intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our annual report on Form 10-K for the period ended September 30, 2008 (“annual report”) under Part I— Item 1A—Risk Factors. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements keep these risk factors in mind. These forward-looking statements are made as of the date of this filing. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

We are a wholly-owned subsidiary of MidCountry Financial Corp, a Georgia corporation (“MCFC”). We purchase consumer loans, on a worldwide basis, made exclusively to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We purchase primarily from two different types of sources. Our largest source of military loans is MBD, an affiliate who originates military loans through a network of loan production offices and via the internet. Military families use these loan proceeds to purchase goods and services. We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We plan to hold these military loans and retail installment contracts until repaid. We have entered into a LSMS Agreement with MBD which outlines the terms of the sale and servicing of these loans.

Our finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants. All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the second quarter of fiscal 2009, the average size of a loan when purchased was approximately $3,117. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history. These factors may not allow them to build relationships with sources of financing.

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

Loan Purchasing

Generally. We have over 20 years of experience underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we had developed a proprietary scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables which are currently utilized by MBD when originating loans in this market. We incorporated these proprietary underwriting guidelines and scoring model into our loan origination system to facilitate auto-decisioning and risk-based pricing on our loans.

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

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. An unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record. An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce. Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws. Standard underwriting guidelines are used at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay. These guidelines were developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance. We use these guidelines to predict the relative likelihood of credit applicants repaying their obligation to us. We purchase loans made to consumers who fit our underwriting guidelines. The amount and interest rate of the military loan or retail sales finance transaction purchased are set by MBD or the retail merchant based upon our underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we consider purchasing a new loan from MBD if an existing borrower has demonstrated a positive payment history with us and where the transaction created an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income. Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. Approximately 25.5% of the amount of military loans purchased in the second quarter were refinanced from outstanding loans.

Military Loans Purchased from MBD. We purchase military loans from MBD if they meet our lending guidelines. In connection with the Transaction, MBD was provided the rights to our lending guidelines and extensive experience with lending to the military marketplace. Pursuant to the LSMS Agreement, we transferred the use of our underwriting model and system to MBD. However, we retained ownership of this model and the lending system. MBD now originates these loans directly through its loan production offices and over the internet.

Retail Installment Contracts. We also purchase retail installment contracts, which meet our quality standards and return on investment objectives from approximately 185 retail merchant locations. Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. We generally acquire these contracts without recourse to the originating merchant. However, some retail merchant reserve agreements allow us to withhold funds from the merchant's proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible. Retail installment contracts generally have maximum terms of 48 months.

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

Sources of Income

We generate revenues primarily from interest earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earn revenues from credit reinsurance premiums. For purposes of the following discussion, “revenues” means the sum of our finance income and reinsurance premiums.

In the second quarter of fiscal 2009, our revenues and resulting income came primarily from interest income earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earn revenues from credit reinsurance premiums.

Finance Receivables

Our finance receivables are comprised of loans previously originated by us or purchased from MBD (collectively referred to below as “military loans”) and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	March 31,	September 30,
	2009	2008
	(dollars in thousands, except average note balance)

Finance receivables:
Total finance receivables balance	$348,315	$319,290
Average note balance	$2,580	$2,608
Total number of notes	135,015	122,449

Military loans:
Total military receivables	$313,924	$297,683
Percent of total finance receivables	90.13%	93.23%
Average note balance	$2,640	$2,655
Number of notes	118,904	112,110

Retail installment contracts:
Total retail installment contract receivables	$34,391	$21,607
Percent of total finance receivables	9.87%	6.77%
Average note balance	$2,135	$2,090
Number of notes	16,111	10,339

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Total finance receivables balance	$348,315	$287,166	$348,315	$287,166

Average total finance receivables (1)	$345,275	$288,684	$340,089	$288,497

Average interest bearing liabilities (1)	$267,135	$221,940	$263,923	$224,446

Total interest income and fees	$24,805	$20,315	$49,148	$40,559

Total interest expense	$4,530	$4,133	$8,806	$8,320

(1)	Averages are computed using month-end balances.

Results of Operations and Financial Condition

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total Finance Receivables. Our aggregate finance receivables increased 21.3% to $348.3 million on March 31, 2009 from $287.2 million on March 31, 2008. Our aggregate finance receivables increased 0.4% during the second quarter fiscal 2009 from $347.0 million on December 31, 2008 compared to a 2.0% decrease during second quarter of fiscal 2008 from $293.2 million on December 31, 2007. Our primary supplier of loans, MBD, saw a 20.5% increase in its originations of loans during the second quarter of fiscal 2009 over the same period in fiscal 2008, thus increasing our ability to acquire more loans in the second quarter of fiscal 2009. Our loan acquisitions from retail merchants increased by 212.1% during the second quarter of fiscal 2009 over the same period in fiscal 2008, due to an increase in our network of retail merchants as well as new relationships with larger regional merchants. See further discussion in the section entitled “Loan Acquisition / Origination”.

Interest Income and Fees. Interest income and fees represented 95.4% of our total revenue for the second quarter of fiscal 2009. Interest income and fees increased to $24.8 million from $20.3 million for the second quarter of fiscal 2008, an increase of $4.5 million or 22.1%. This increase was primarily due to an increase in aggregate average finance receivables as discussed above.

Interest Expense. Interest expense in the second quarter of 2009 increased to $4.5 million from $4.1 million in the second quarter of fiscal 2008, an increase of $0.4 million or 9.6%. Our average interest bearing liabilities increased to $267.1 million in the second quarter of fiscal 2009 from $221.9 million in the second quarter of fiscal 2008, an increase of $45.2 million or 20.3%, resulting in increased borrowing costs between the two periods. This increase was offset by a decrease in the yield which declined to 6.78% for the second quarter of fiscal 2009 from 7.45% during the same period of fiscal 2008.

Provision for Credit Losses. The provision for credit losses in the second quarter of fiscal 2009 decreased to $5.4 million from $5.8 million in the second quarter of fiscal 2008, a decrease of $0.4 million or 7.4%. The decrease is primarily due to positive trends in net charge-offs. During the second quarter of fiscal 2009 we saw a decline in our net charge-offs as a percentage of our average aggregate finance receivables to 6.26% compared to 8.09% during the second quarter fiscal 2008. In addition, there has been a decline in loans that are 60 days or more delinquent. As a percentage of our aggregate finance receivables, these loan balances declined to 2.52% in second quarter fiscal 2009 from 2.82% in second quarter fiscal 2008. See further discussion in the section entitled “Allowance for Credit Losses”.

Noninterest Income. Noninterest income consists of revenue from credit reinsurance premiums which increased to $1.2 million in the second quarter of fiscal 2009 compared to $1.0 million in the second quarter of fiscal 2008, an increase of $.2 million or 24.3%. The increase in credit reinsurance premiums is directly related to the increase in our loan acquisitions.

Noninterest Expense. Noninterest expenses in the second quarter of fiscal 2009 increased to $10.3 million from $9.0 million in the second quarter of fiscal 2008, an increase of $1.3 million or 14.6%. The increase is primarily due to the increase in our management and record keeping services fees for the quarter. Management and record keeping services fees in the second quarter fiscal 2009 increased by $1.9 million from the second quarter of the fiscal 2008, due to a 21.3% increase in our aggregate finance receivables.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Total Finance Receivables. Our aggregate finance receivables increased 9.1% during the first six months of fiscal 2009 to $348.3 million from $319.3 million on September 30, 2008, compared to a 2.6% increase during the first six months of fiscal 2008 to $287.2 million from $279.8 million on September 30, 2007. Our primary supplier of loans, MBD, saw an increase of 21.5% in its originations of military loans during the first six months of fiscal 2009 over the same period in fiscal 2008, thus increasing our ability to acquire more loans. Our loan acquisitions from retail merchants increased by 175.8% during the first six months of fiscal 2009 over the same period in fiscal 2008, due to an increase in our network of retail merchants as well as new relationships with larger regional merchants. See further discussion in the section entitled “Loan Acquisition / Origination”.

Interest Income and Fees. Interest income and fees for the first six months of fiscal 2009 increased to $49.1 million from $40.6 million for the first six months of fiscal 2008, an increase of $8.5 million or 21.2%. This increase is primarily due to an increase in our aggregate finance receivables as discussed above.

Interest Expense. Interest expense in the first six months of fiscal 2009 increased to $8.8 million from $8.3 million in the first six months of fiscal 2008, an increase of $0.5 million or 5.8%. Our average interest bearing liabilities for the six months ended March 31, 2009 increased by $39.5 million or 17.6% compared to the six months ended March 31, 2008 resulting in increased borrowing costs between the two periods. This increase was offset by a decrease in the yield which declined to 6.67% for the first six months of fiscal 2009 from 7.41% during the same period of fiscal 2008.

Provision for Credit Losses. The provision for credit losses in the first six months of fiscal 2009 decreased to $12.5 million from $13.1 million in the first six months of fiscal 2008, a decrease of $0.6 million or 4.2%. This decrease is primarily due to positive trends in net-charge-offs and delinquency during the first six months of fiscal year 2009. During the first six months of fiscal year 2009, we saw a decline in net charge-offs as of percentage of our average aggregate finance receivables to 6.61% compared to 8.23% for the first six months of fiscal 2008. Loans that are 60 days or more delinquent have also decreased to $8.8 million at March 31, 2009 from $9.7 million at September 30, 2008, a decrease of $0.9 million or 9.02%. See further discussion in the section entitled “Allowance for Credit Losses”.

Noninterest Income. Total noninterest income in the first six months of fiscal 2009 increased to $2.3 million from $2.0 million in the first six months of fiscal 2008, an increase of $0.3 million or 18.0%. The increase in credit reinsurance premiums is directly related to the increase in our loan acquisitions.

Noninterest Expenses. Noninterest expenses in the first six months of fiscal 2009 increased to $20.6 million from $17.4 million in the first six months of fiscal 2008, an increase of $3.2 million or 18.8%. This increase is primarily due to an increase in our management and record keeping services fees. For the first six months of fiscal 2009 management and record keeping services fees increased $3.4 million from the first six months of fiscal 2008, due to an increase of 9.1% in our aggregate finance receivables for the same period.

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

The following table sets forth our delinquency experience as of the end of the periods presented for accounts for which payments are 60 days or more past due.

	As of	As of	As of
	March 31,	September 30,	March 31,
	2009	2008	2008
	(dollars in thousands)
Total finance receivables	$348,315	$319,290	$287,166
Total finance receivables balances 60	$8,786	$9,658	$8,110
days or more past due
Total finance receivables balances 60	2.52%	3.02%	2.82%
days or more past due as a percent
of total finance receivables

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

Military Loans. Our charge-off policy is to charge off finance receivables at 180 days past due or earlier if management deems it appropriate. Our primary sources of charge-offs occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments. Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When buying loans, however, we cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military. Nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. Another source of loss is when a customer declares bankruptcy. See our annual report “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operation – Nonearning Assets.”

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Military loans:
Military receivables charged-off	$6,159	$6,110	$12,308	$12,517
Less recoveries	810	657	1,382	1,203
Net charge-offs	$5,349	$5,453	$10,926	$11,314
Average military receivables	$313,327	$270,096	$311,494	$269,106
Percentage of net charge-offs to average	6.83%	8.08%	7.02%	8.41%
military receivables (1)

(1)	Averages are computed using month-end balances.

Retail Installment Contracts. Under some of our arrangements with retail merchants, we may withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased. The amounts withheld from a particular retail merchant are recorded in a specific reserve account. Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its specific reserve account, as specified in the agreement with such retail merchant. Upon the retail merchant's request, and no more often than annually, we will pay the retail merchant the amount by which its specific reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant. Our allowance for credit losses is charged only to the extent that the loss on a retail installment contract exceeds the originating retail merchant's specific reserve account at the time of the loss.

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$146	$449	$470	$651
Less recoveries	90	65	163	90
Net charge-offs	$56	$384	$307	$561
Average retail installment contact	$31,949	$18,588	$28,596	$18,896
receivables (1)
Percentage of net charge-offs to	0.70%	8.26%	2.15%	5.94%
retail installment contract receivables

(1)	Averages are computed using month-end balances.

Allowance for Credit Losses. The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Average total finance receivables (1)	$345,275	$288,684	$340,089	$288,497
Provision for credit losses	$5,405	$5,837	$12,542	$13,094
Net charge-offs	$5,405	$5,837	$11,233	$11,875
Net charge-offs as a percentage of	6.26%	8.09%	6.61%	8.23%
average total finance receivables
Allowance for credit losses	$24,291	$22,858	$24,291	$22,858
Allowance as a percentage of average	7.04%	7.92%	7.14%	7.92%
total finance receivables

(1)	Averages are computed using month-end balances.

We maintain an allowance for credit losses, which represents management’s best estimate of probable losses in the outstanding finance receivable portfolio. The allowance for credit losses is reduced by actual credit losses and is increased by the provision for credit losses and recoveries of previous credit losses. The provision for credit losses is charged to earnings to bring the total allowance to a level considered necessary by management. As the portfolio of finance receivables consists of a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as a group. Management considers numerous factors in estimating losses in our credit portfolio, including the following:

•	Prior credit losses and recovery experience;
•	Current economic conditions;
•	Current finance receivable delinquency trends; and
•	Demographics of the current finance receivable portfolio.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Balance, beginning of period	$24,291	$22,858	$22,982	$21,639
Charge-offs:
Finance receivables charged-off	(6,305)	(6,559)	(12,778)	(13,168)
Recoveries	900	722	1,545	1,293
Net charge-offs	(5,405)	(5,837)	(11,233)	(11,875)
Provision for credit losses	5,405	5,837	12,542	13,094
Balance, end of period	$24,291	$22,858	$24,291	$22,858

Loan Acquisition / Origination

Asset growth is the most important factor in determining our future revenues. We are dependent upon MBD and retail merchants to increase their originations for our future growth. Loans purchased from MBD increased during the first six months of fiscal 2009 to $187.0 million from $153.9 million for the first six months of fiscal 2008, an increase of $33.1 million or 21.5%. The loan acquisitions from retail merchants increased during the first six months of fiscal 2009 to $23.0 million from $8.4 million for the first six months of fiscal year 2008, an increase of $14.6 million or 175.8%. We have increased our network of retail merchant locations to 185 in March 2009 from 100 in March of 2008. We have been able to increase our network of retail merchants due to an effort in developing relationships with larger regional merchants that have stores where there is a military presence, expansion into new markets and increased marketing efforts, while continuing to focus on services to better accommodate the needs of our new and existing retail merchants.

The following table sets forth our overall purchases of military loans and retail installment contracts as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Total loans acquired/originated:
Gross balance	$87,315	$66,184	$210,012	$162,203
Number of finance receivable notes	28,013	20,990	67,152	50,153
Average note amount	$3,117	$3,153	$3,127	$3,234

Military loans:
Gross balance	$74,962	$62,226	$186,982	$153,852
Number of finance receivable notes	23,498	19,626	58,628	47,225
Average note amount	$3,190	$3,171	$3,189	$3,258

Retail installment contracts:
Gross balance	$12,353	$3,958	$23,030	$8,351
Number of finance receivable notes	4,515	1,364	8,524	2,928
Average note amount	$2,736	$2,902	$2,702	$2,852

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry. Our principal use of cash is to purchase military loans and retail installment contracts. We use borrowings to fund the difference if any, between the cash used to purchase military loans and retail installment contracts and operations and the cash generated from loan repayments and operations. This amount is generally cash used in investing activities. Cash used in investing activities in the six months of fiscal 2009 was approximately $42.4 million, which was funded from $29.9 million from operating activities and $4.7 million from financing activities. Cash used in investing activities in the first six months of fiscal 2008 was approximately $19.1 million which was funded from $20.3 million of cash from operating activities and $0.4 million from financing activities. The increase of $23.3 million when comparing cash used in investing activities in first six months of fiscal 2009 from first six month of fiscal year 2008 resulted primarily from a 21.3% increase in aggregate finance receivables. We have not sold any investment notes since December 31, 2006. Financing activities primarily consist of borrowing and repayments relating to our Amended and Restated Senior Lending Agreement (“SLA”). Currently, we anticipate that our cash inflow from operations and borrowings under our SLA will be adequate to meet our cash outflows to fund anticipated growth in finance receivables, operating expenses, repayment of indebtedness and planned capital expenditures. With ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some banks in our credit group which may reduce their ability to participate in our credit facility or may cause a decrease in their willingness to lend at the current levels.

Senior Indebtedness-Bank Debt. As of March 31, 2009, we had $229.8 million of senior debt outstanding compared to $222.1 million at September 30, 2008, an increase of $7.7 million or 3.5%. Our SLA is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. Any bank may elect not to participate in any future fundings at any time without penalty. As of March 31, 2009, we could request up to $34.0 million in additional funds and remain in compliance with the terms of our SLA. No bank, however, has any contractual obligation to lend us these additional funds. As of March 31, 2009, we were in compliance with all loan covenants.

On January 1, 2009, we amended our SLA with the Third Amendment to the Amended and Restated Senior Lending Agreement (the “Third Amendment”). The Third Amendment places floors on the interest rates we pay under our SLA at 5% for our revolving credit line and 6.25% for our term notes. Additionally, the Third Amendment provides we must pay the participating banks a quarterly fee, called an “uncommitted availability fee” in the amount of 10 basis points on the average, aggregate outstanding principal amount of term notes held by such bank at any time during the preceding calendar quarter. These changes will increase our borrowing costs by approximately $1 million annually, or 45 basis points.

Management has chosen to renegotiate our SLA with our bank group. We anticipate that the new Agreement will be executed by June 30, 2009. Refer to Item 5 of this quarterly report entitled “Other Information” for an additional discussion of the Third Amendment.

Senior Indebtedness Table. As of March 31, 2009 and September 30, 2008, the total borrowings and availability under our SLA and our revolving line of credit from MCFC, our parent company consisted of the following amounts for the end of the periods presented:

	As of	As of
	March 31,	September 30,
	2009	2008
	(dollars in thousands)
Revolving credit line:
Total facility	$40,000	$40,000
Balance at end of period	$14,865	$23,586
Maximum available credit (1)	$25,135	$16,414

Term notes (2):
Total facility	$253,029	$260,892
Balance at end of period	$214,947	$198,466
Maximum available credit (1)	$38,082	$62,426

Total revolving and term notes(2):
Total facility	$293,029	$300,892
Balance at end of period	$229,812	$222,052
Maximum available credit (1)	$63,217	$78,840
Credit facility available (3)	$33,981	$20,110
Percent utilization of the total facility	78.43%	73.80%

(1)

This represents the maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the SLA are met, including maintaining a senior indebtedness to net notes receivable ratio of not more than 80.0%

(2)	Includes 48-month amortizing term notes.
(3)	Credit available is based on the existing asset borrowing base and maintaining a senior indebtedness to net notes receivable ratio of not more than 80%.

          Outstanding Investment Notes. Prior to December 31, 2006, we funded certain capital and financial needs through the sale of investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of March 31, 2009, we had outstanding principal, accumulated accrued interest, and other junior subordinated debt securities of $33.6 million with a weighted average interest rate of 9.47%.

As part of the Transaction, we recorded certain liabilities at market value. The table below is a reconciliation of these adjustments as of March 31, 2009.

Investment Notes
Notional value	$33,577,823
Purchase adjustment (1)	642,924
Recorded value	$34,220,747

(1) Relates to the fair value adjustment recorded as part of the Transaction.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our finance income is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is a change in interest rates on our borrowings. A substantial and sustained increase in market interest rates could adversely affect our growth and profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium and long-term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. For more information about this item see our annual report under “Item 7, Liquidity and Capital Resources-Interest Rate Risk Management.”

The following shows as of March 31, 2009 the estimated impact on earnings of changes in interest rates on variable rate debt:

Decrease/increase:	-2%	-1%	0%	+1%	+2%
Revolving credit line	$(297,300)	$(148,650)	$—	$148,650	$297,300
Amortizing term notes	(2,519,658)	(1,690,823)	(861,988)	(33,153)	795,681
Investment note	(49,934)	(24,587)	760	26,108	51,455
Total impact on interest expense	$(2,866,892)	$(1,864,060)	$(861,228)	$141,605	$1,144,436

ITEM 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported as of the end of the period covered by this quarterly report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 1A. – Risk Factors

In our annual report on Form 10-K for the period ended September 30, 2008, we have identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business and that could cause them to differ materially from our historical results of operations, financial position, cash flow or business, or those contemplated by forward-looking statements made herein or elsewhere, by or on behalf of us. Additional factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

Our profitability and future growth depend on our continued access to financing from sources such as banks.

The profitability and growth of our business and our ability to purchase loans currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future. Our bank debt is comprised of individual loans from banks, which are a party to our SLA. This SLA is an uncommitted facility which provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. No bank has an obligation to make any additional future loans to us. As of March 31, 2009, we could request up to $33.9 million in additional funds pursuant to the terms of the Third Amendment and to remain in compliance with the terms of our SLA. No bank, however, has any contractual obligation to lend us these additional funds. If we are unable to renew or replace the bank debt or find alternative financing at reasonable rates, we may be forced to reduce our loan acquisition. If we are forced to reduce our loan acquisition, there can be no assurance that we will be able to pay the interest and principal on the investment notes. With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some banks in our credit group which may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels.

ITEM 5. – Other Information

On January 1, 2009, we amended our SLA with the Third Amendment . The Third Amendment places floors on the interest rates we pay under our SLA at 5% for our revolving credit line and 6.25% for our term notes. Additionally, the Third Amendment provides we must pay the participating banks a quarterly fee, called an “uncommitted availability fee” in the amount of 10 basis points on the average, aggregate outstanding principal amount of term notes held by such bank at any time during the preceding calendar quarter. These changes will increase our borrowing costs by approximately $1 million annually, or 45 basis points.

The parties to the Third Amendment are the Company, Pioneer Military Lending of Nevada, LLC, Pioneer Military Lending of Georgia, LLC, Military Acceptance Corporation, Inc., Pioneer Funding, Inc. and UMB Bank, N.A., Arvest Bank, Commerce Bank, N.A., First Banks, Texas Capital Bank, N.A., Bank of Oklahoma, N.A., Southwest Bank, an M&I Bank, BancFirst and SolutionsBank.

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

4.15	Amendment No. 1 to Senior Lending Agreement dated August 14, 2007 between the Company and various banks named therein.
4.16	Amendment No. 2 to Senior Lending Agreement dated October 18, 2007 between the Company and various banks named therein.
4.17

Third Amendment to Amended and Restated Senior Lending Agreement dated January 1, 2009 among the Company, Pioneer Military Lending of Nevada, LLC, Pioneer Military Lending of Georgia, LLC, Military Acceptance Corporation, Inc., Pioneer Funding, Inc. and various banks named therein.

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

PIONEER FINANCIAL SERVICES, INC.

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer	May 15, 2009
Thomas H. Holcom, Jr.	and Sole Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	May 15, 2009
Laura V. Stack	Treasurer and Asst. Secretary
(Principal Financial Officer
Principal Accounting Officer)