Form 10-Q
period 2009-06-30
PIONEER FINANCIAL SERVICES INC
filed 2009-08-14
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

          Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter periods that the Registrant was required to submit and post such files).

Yes [	] No [	]

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	] No [X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding as of August 14, 2009 One Share

As of August 14, 2009, one share of the Registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2009

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2009 and September 30, 2008

(unaudited)

ASSETS

	June 30,	September 30,
	2009	2008

Cash and cash equivalents - non-restricted	$5,893,700	$12,747,137
Cash and cash equivalents - restricted	108,263	701,700
Investments - restricted	8,208,794	6,840,531
Investments - non-restricted	130,000	130,000

Net finance receivables	307,039,218	271,729,886

Furniture and equipment, net	408,403	556,604
Deferred income tax asset	3,661,920	2,585,693
Prepaid and other assets	6,373,682	6,319,812
Deferred acquisition costs	3,090,879	2,917,548
Goodwill	31,474,280	29,474,280
Intangibles - net	15,463,700	18,639,800

Total assets	$381,852,839	$352,642,991

LIABILITIES AND STOCKHOLDER'S EQUITY

Revolving credit line - banks	$19,170,000	$23,586,000
Accounts payable	1,214,930	1,667,373
Accrued expenses and other liabilities	8,498,483	5,528,119
Amortizing term notes	220,905,687	198,413,822
Investment notes	33,655,479	34,903,686

Total liabilities	283,444,579	264,099,000

Stockholder's equity:
Common stock, no par value; 1 share issued and outstanding	86,394,200	84,394,200
Accumulated other comprehensive income	100,926	—
Retained earnings	11,913,134	4,149,791

Total stockholder's equity	98,408,260	88,543,991

Total liabilities and stockholder's equity	$381,852,839	$352,642,991

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended June 30, 2009 and June 30, 2008

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest income and fees	$25,206,017	$20,817,742	$74,353,836	$61,376,841

Interest expense	4,505,499	3,948,776	13,311,761	12,269,217

Net interest income before provision
for credit losses	20,700,518	16,868,966	61,042,075	49,107,624
Provision for credit losses	4,920,585	3,997,782	17,462,981	17,091,942
Net interest income	15,779,933	12,871,184	43,579,094	32,015,682

Noninterest income:
Insurance premiums net of commissions	1,051,209	959,202	3,379,678	2,932,528
Other	255	243	776	(237)
Total noninterest income	1,051,464	959,445	3,380,454	2,932,291

Noninterest expense:
Compensation and benefits	30,831	79,340	207,090	371,444
Management and recordkeeping services fee	8,716,239	7,172,268	25,412,496	20,427,863
Professional and regulatory fees	710,317	226,404	1,554,814	892,973
Amortization of intangibles	1,058,700	1,327,800	3,176,100	3,983,400
Other operating expenses	470,205	608,916	1,268,259	1,105,607
Total noninterest expense	10,986,292	9,414,728	31,618,759	26,781,287

Income before income taxes	5,845,105	4,415,901	15,340,789	8,166,686
Provision for income taxes	2,308,937	1,672,770	6,059,613	3,152,327
Net income	$3,536,168	$2,743,131	$9,281,176	$5,014,359

Net income per share, basic and diluted	$3,536,168	$2,743,131	$9,281,176	$5,014,359

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the nine months ended June 30, 2008 and year ended September 30, 2008

(unaudited)

			Accumulated Other
			Comprehensive	Retained
	Total	Common Stock	Income	Earnings

Balance, September 30, 2007	$81,571,388	$82,394,200	$—	$(822,812)
Net income	7,774,111	—	—	7,774,111
Capital contribution by parent	2,000,000	2,000,000	—	—
Adoption of FIN 48 (see note 6)	(294,331)	—	—	(294,331)
Dividend paid to parent	(2,507,177)	—	—	(2,507,177)

Balance, September 30, 2008	$88,543,991	$84,394,200	$—	$4,149,791

Comprehensive income:
Net income	9,281,176	—	—	9,281,176
Unrealized gain on investments,
net of tax of $54,345	100,926	—	100,926	—
Total comprehensive income	9,382,102	—	100,926	9,281,176

Capital contribution by parent	2,000,000	2,000,000	—	—
Dividend paid to parent	(1,517,833)	—	—	(1,517,833)
Balance, June 30, 2009	$98,408,260	$86,394,200	$100,926	$11,913,134

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the nine months ended June 30, 2009 and 2008

(unaudited)

	Nine Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income	$9,281,176	$5,014,359
Items not requiring (providing) cash:
Provision for credit losses on finance receivables	17,462,981	17,091,942
Depreciation and amortization	3,524,737	2,967,636
Deferred income taxes	(1,130,573)	(1,284,714)
Interest accrued on investment notes	1,371,163	1,331,424
Changes in:
Accounts payable and accrued expenses	2,517,922	1,700,252
Deferred fees - net	3,951,609	2,102,143
Unearned premium reserves	(329,072)	39,142
Prepaids and other assets	(227,201)	902,138

Net cash provided by operating activities	36,422,742	29,864,322

Cash flows from investing activities:
Finance receivables purchased from affiliate	(170,612,631)	(150,319,978)
Finance receivables purchased from retail merchants	(33,834,376)	(13,141,416)
Finance receivables repaid	147,970,428	127,896,408
Capital expenditures	(78,074)	(62,587)
Acquisition of Pioneer Financial Services, Inc.	—	43,594
Change in restricted cash	593,437	2,221,647
Investments purchased – restricted	(3,638,634)	(6,447,205)
Investments matured - restricted	2,362,000	3,688,276
Investments matured - non-restricted	—	100,000
Net cash used in investing activities	(57,237,850)	(36,021,261)

Cash flows from financing activities:
Net change under lines of credit	(4,416,000)	8,044,000
Proceeds from borrowings	90,824,809	63,000,000
Repayment of borrowings	(70,929,305)	(61,486,197)
Dividends paid to parent	(1,517,833)	(1,135,616)

Net cash provided by financing activities	13,961,671	8,422,187

Net (decrease) increase in cash and equivalents	(6,853,437)	2,265,248

Cash and cash equivalents
Beginning of period	12,747,137	3,700,823

Cash and cash equivalents
End of period	$5,893,700	$5,966,071

Additional cash flow information:
Interest paid	$10,202,500	$10,918,957
Income taxes paid	$7,300,120	$2,786,719
Noncash financing activities:
Capital contribution from parent	$2,000,000	$2,000,000
Interest accrued on investment notes	$1,371,163	$1,331,424

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009 and September 30, 2008 and for the nine

months ended June 30, 2009 and June 30, 2008

(unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated. We were acquired on May 31, 2007 by MidCountry Financial Corp., a Georgia corporation (“MCFC”) as a wholly owned subsidiary (the “Transaction”). We are a wholly owned first-tier subsidiary of MCFC.

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from the Military Banking Division (“MBD”) of MidCountry Bank, a federally chartered stock savings association and wholly owned subsidiary of MCFC (“MCB”). These receivables represent loans exclusively to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We also purchase finance receivables from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited condensed consolidated financial statements and in disclosures of contingent assets and liabilities. We use estimates and employ judgments in determining the amount of our allowance for credit losses, insurance claims and policy reserves, deferred loan origination costs, and establishing the fair value of our financial instruments. We also used estimates in assigning fair values to our assets and liabilities after the Transaction. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

Information with respect to June 30, 2009 and 2008, and the periods then ended, have not been audited by our independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations. The results of operations for the three and nine months ended June 30, 2009 and 2008 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2008 and statement of stockholder’s equity for the year ended September 30, 2008 have been derived from the audited consolidated balance sheet and statement of stockholder’s equity. All the information in these condensed financial statements should be considered in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

Adoption of Accounting Pronouncements

During the quarter ended June 30, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” which provides guidance on management’s assessment of subsequent events. SFAS No. 165 does not change existing literature regarding recognition and disclosure requirements of Type I and Type II subsequent events; however, it refers to these events as recognized (Type I) and non-recognized (Type II). We have evaluated whether any recognized or non-recognized events occurred after June 30, 2009, balance sheet date, through August 14, 2009, financial statements issuance date, and determined that there have been no such events or transactions during this time that would have a material effect on the financial statements and therefore require recognition or disclosure in the statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 will not have a material impact on our consolidated financial position or results of operations.

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

The Transaction was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” The components of the purchase price were as follows:

The components of the purchase price were as follows:

Stock in MCFC Financial Corp.	$15,000,000
Cash	68,800,473
Direct acquisition costs	492,000
Consideration paid	84,292,473
Assumption of liabilities	1,937,289
Total purchase price	86,229,762
Contingent payment on March 31, 2008	2,000,000
Contingent payment at March 31, 2009	2,000,000
Total purchase price as of June 30, 2009	$90,229,762

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

Immediately subsequent to the Transaction, the Company declared and paid a dividend to MCFC of its business operations and certain assets and liabilities related to the origination and servicing of finance receivables. MCFC contributed these operations to MCB, which is a wholly owned subsidiary of MCFC. MCB formed the MBD, which is composed exclusively of the operations and assets and liabilities of the Company. Intangible assets were allocated to the operations and assets and liabilities as a dividend to MCFC based on relative fair values. The dividend is summarized as follows:

Cash and cash equivalents	$811,651
Furniture and equipment	1,391,211
Goodwill	11,140,562
Intangibles	200,000
Due to parent	3,085,682
Other assets	687,559
Total assets	17,316,665
Accrued expenses and other liabilities	(5,976,103)
Deferred tax liabilities, net	(73,000)
Total liabilities	(6,049,103)
Assets in excess of liabilities	$11,267,562

NOTE 3: FINANCE RECEIVABLES

Finance receivables at June 30, 2009 and September 30, 2008, consisted of the following:

	June 30,	September 30,
	2009	2008

Military receivables/loans	$318,171,766	$297,683,255
Retail installment contracts	39,819,320	21,607,119

Total finance receivables	357,991,086	319,290,374

Purchase adjustment (1)	—	(81,730)
Net deferred loan fees and dealer discounts	(18,610,257)	(17,025,218)
Unearned insurance premium reserves	(7,191,576)	(6,963,814)
Insurance claims and policy reserves	(608,780)	(507,470)

Finance receivables - net of unearned fees and premiums	331,580,473	294,712,142

Allowance for credit losses	(24,541,255)	(22,982,256)

Finance receivables - net of allowance	$307,039,218	$271,729,886

(1)	Relates to the fair value adjustments recorded to finance receivables as part of the Transaction.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

For the Nine
Months Ended
June 30,
2009

Balance as of September 30, 2008	$22,982,256
Charge-offs:
Finance receivables
charged-off	(18,333,481)
Recoveries	2,429,499
Net charge-offs	(15,903,982)
Provision for credit losses	17,462,981
Balance as of June 30, 2009	$24,541,255

NOTE 4: GOODWILL AND INTANGIBLES

Due to the Transaction, the Company has recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired. Goodwill and intangible assets at June 30, 2009 and September 30, 2008 are as follows:

	June 30, 2009			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(4,432,000)	$6,568,000	$11,000,000	$(2,999,200)	$8,000,800
Agent relationships	700,000	(240,700)	459,300	700,000	(161,000)	539,000
Vendor relationships	1,700,000	(583,600)	1,116,400	1,700,000	(393,000)	1,307,000
Trade name	7,000,000	(1,868,000)	5,132,000	7,000,000	(1,221,000)	5,779,000
Technology	4,000,000	(1,871,000)	2,129,000	4,000,000	(1,223,000)	2,777,000
Valuation of business acquired -
unearned premium	1,600,000	(1,541,000)	59,000	1,600,000	(1,363,000)	237,000

Total amortizable intangibles	$26,000,000	$(10,536,300)	$15,463,700	$26,000,000	$(7,360,200)	$18,639,800

Goodwill	$31,474,280	$—	$31,474,280	$29,474,280	$—	$29,474,280

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill at September 30, 2008, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that there was no impairment. The Company includes its goodwill in its only segment. Management also evaluates amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments of amortizable intangible assets, as of September 30, 2008, and no events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. Under the related purchase agreement, MCFC was required to pay the Sellers an additional $5 million in contingent payments, of which $4 million was contributed to us and $1 million to MBD. MCFC paid the Sellers the final contingent payment of $2 million on March 31, 2009. As a result of this contribution, goodwill was increased by $2 million on March 31, 2009.

NOTE 5: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of one share for the three and nine month periods ended June 30, 2009 and the three and nine month periods ended June 30, 2008. There are no potentially dilutive securities issued and outstanding.

NOTE 6: INCOME TAXES

We adopted the provisions of FASB Interpretation (“FIN”) No. 48 on October 1, 2007. FIN No. 48 requires companies to recognize the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.

The total gross liability for unrecognized tax benefits as of June 30, 2009 was approximately $1.2 million.  The unrecognized tax benefits are included in other liabilities in the condensed consolidated balance sheet as of June 30, 2009.  Interest and penalties are recorded as a component of income tax expense. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant effect on the consolidated results of operations or financial position.

NOTE 7: RELATED PARTY TRANSACTIONS

Due to the Transaction, we entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD. Under the LSMS Agreement, we buy certain military loans that MBD originates and receive management and recordkeeping services from MBD. During the third quarter of fiscal 2009, the total loans we purchased from MBD pursuant to the LSMS Agreement were $54.3 million, bringing the year to date fiscal 2009 total to $170.6 million. We have paid $8.7 to MBD for management and recordkeeping services pursuant to the LSMS Agreement for the third quarter of fiscal 2009. Management fee expense paid to MBD for the nine months of fiscal 2009 totaled $25.4 million.

NOTE 8: RESTRICTED INVESTMENTS

We record our restricted investments at fair market value. The following table represents the restricted investments as of June 30, 2009 and September 30, 2008:

	As of June 30, 2009				As of September 30, 2008

		Gross	Gross			Gross	Gross
	Book	Unrealized	Unrealized	Market	Book	Unrealized	Unrealized	Market
	Value	Gains(1)	(Losses)(1)	Value	Value	Gains	(Losses)	Value
Restricted Investments:
Certificates of Deposit	$300,000	$8,830	$—	$308,830	$800,000	$—	$—	$800,000
Government Bonds	7,351,393	293,748	(143,062)	7,502,079	5,537,444	—	—	5,537,444
Corporate Bonds	402,130	—	(4,245)	397,885	503,087	—	—	503,087
	$8,053,523	$302,578	$(147,307)	$8,208,794	$6,840,531	$—	$—	$6,840,531

(1)	The unrealized gain on investments of $155,271 net of tax of $54,345 represents the accumulated other comprehensive income of $100,926.

NOTE 9: FAIR VALUE MEASUREMENTS

Restricted investments in debt and equity securities measured and reported at fair value are classified and disclosed in one of the following categories under SFAS No. 157 “Fair Value Measurement”:

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

The following table summarizes the Company’s restricted investments as of June 30, 2009:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total

Assets:
Restricted Investments	$8,208,794	$—	$—	$8,208,794
Total	$8,208,794	$—	$—	$8,208,794

NOTE 10: DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment Notes — The fair value of investment notes and other junior subordinated debentures is estimated by discounting future cash flows using current rates at which similar investment notes and other junior subordinated debentures would be offered to lenders for the same remaining maturities. The carrying amounts of borrowings approximate their fair value.

	As of June 30, 2009		As of September 30, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$5,893,700	$5,893,700	$12,747,137	$12,747,137
Cash and cash equivalents – restricted	108,263	108,263	701,700	701,700
Investment securities – restricted	8,208,794	8,208,794	6,840,531	6,840,531
Investment securities - non-restricted	130,000	130,000	130,000	130,000
Finance receivables	$307,039,218	$307,397,209	$271,729,886	$269,686,428

Financial liabilities:
Revolving credit line	$19,170,000	$19,170,000	$23,586,000	$23,586,000
Amortizing term notes	220,905,687	222,447,617	198,413,822	201,403,389
Investment notes	$33,655,479	$33,601,319	$34,903,686	$34,137,956

NOTE 11: BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, the Company entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”). The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”). The initial term of the SSLA ends on March 31, 2010 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year. The assets of all the borrowers secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”). The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders may make loans to the borrowers in the future.

If a lender were to elect not to participate in future fundings, any existing borrowings from that lender under the revolving credit line would be payable in accordance with the underlying note. All amortizing notes outstanding at that time would continue to be serviced under the original term of the note.

Substantially all of our assets secure this debt under the SSLA. The SSLA also limits, among other things, our ability to (1) incur additional debt from the lenders beyond that allowed by specific financial ratios and tests, (2) borrow or incur other additional debt except as permitted in the SSLA, (3) pledge assets, (4) pay dividends, (5) consummate certain asset sales and dispositions, (6) merge, consolidate or enter into a business combination with any other person, (7) pay to MCFC service charge fees each year except as provided in the SSLA, (8) purchase, redeem, retire or otherwise acquire any of our outstanding equity interests, (9) issue additional equity interests, (10) guarantee the debt of others without reasonable compensation and only in the ordinary course of business or (11) enter into management agreements with our affiliates.

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated net receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008. Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise. No part of the consolidated total required may be distributed as a dividend.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

As of June 30, 2009, the lenders have indicated a willingness to participate in fundings up to an aggregate of $202 million during the next 12 months, including $178 million which is currently outstanding. In addition, the Company has borrowings of $62 million from withdrawing banks (the “withdrawing banks”) who had previously participated in the SLA.

Maturities

The following table represents outstanding obligations of our current SSLA lenders and withdrawing banks as of June 30, 2009:

	SSLA Lenders	Withdrawing Banks	Total
2009	$14,515,151	$9,065,580	$23,580,731
2010	54,012,962	25,476,386	79,489,348
2011	46,512,085	16,021,950	62,534,035
2012	33,830,596	10,051,875	43,882,471
2013	9,806,967	1,612,135	11,419,102
Total	$158,677,761	$62,227,926	$220,905,687

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management's intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our annual report on Form 10-K for the period ended September 30, 2008 (“annual report”) under Part I— Item 1A—Risk Factors and this quarterly report on Form 10-Q and our quarterly reports on Form 10-Q for the periods ended December 31, 2008 and March 31, 2009 (“quarterly reports”) under Part II – Item 1A – Risk Factors. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements keep these risk factors in mind. These forward-looking statements are made as of the date of this filing. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”). We purchase consumer loans, on a worldwide basis, made exclusively to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees. We purchase primarily from two different types of sources. Our largest source of military loans is the Military Banking Division (“MBD”) of MidCountry Bank, a federally chartered stock savings association and wholly owned subsidiary of MCFC (“MCB”), an affiliate who originates military loans through a network of loan production offices and via the internet. Military families use these loan proceeds to purchase goods and services. On June 12, 2009, we entered into an Amended and Restated Non-Recourse Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD that outlines the terms of the sale and servicing of these loans. We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees. We plan to hold these military loans and retail installment contracts until repaid.

Our finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants. All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the third quarter of fiscal 2009, the average size of a loan when purchased was approximately $3,052. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history. These factors may not allow them to build relationships with sources of financing.

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

Lending and Servicing Operations

Primary Supplier of Loans

We have retained MBD as a primary supplier of loans. Under the LSMS Agreement, MBD is obligated to use our underwriting criteria (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance). These criteria primarily require the following:

•	All borrowers must be active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.
•	All potential borrowers must complete standardized credit applications either in person at one of MBD’s loan production offices or online via the internet.
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

Loan Purchasing

Generally. We have over 20 years of experience underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by MBD when originating loans in this market. We incorporated these proprietary underwriting guidelines and scoring model into our loan origination system to facilitate auto-decisioning and risk-based pricing on our loans.

For the loans we purchase, MBD now uses our proprietary underwriting guidelines and scoring model when it originates loans. Under these guidelines, in evaluating the creditworthiness of potential customers, MBD primarily examines the individual’s debt to income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from that discretionary income. Loan repayment terms are generally structured to repay the entire loan prior to the customer’s estimated separation from the military. However, when we purchase loans from MBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events could occur which result in not being repaid prior to a customer’s departure from the military.

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

As a customer service, we consider purchasing a new loan from MBD if an existing borrower has demonstrated a positive payment history with us and where the transaction created an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income. Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. Approximately 25.97% of the amount of military loans purchased in the third quarter were refinanced from outstanding loans.

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

Retail Installment Contracts. We also purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 195 retail merchant locations. Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or career retired U.S. military personnel or U.S. Department of Defense employees. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. We generally acquire these contracts without recourse to the originating merchant. However, reserve agreements with many retail merchants allow us to withhold funds from the merchant's proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible. Retail installment contracts generally have maximum terms of 48 months.

Management and Recordkeeping Services

We have retained MBD to provide management and recordkeeping services. MBD will service our finance receivables in the same manner as we did prior to the Transaction. For these management and recordkeeping services, we pay MBD a monthly fee in an amount equal to .70% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index. Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and insufficient (“NSF”) fees, associated with these loans and retail installment contracts. For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee is adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.

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

In the third quarter of fiscal 2009, our revenues and resulting income came primarily from interest income earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earned revenues from credit reinsurance premiums.

Finance Receivables

Our finance receivables are comprised of military loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	June 30,	September 30,
	2009	2008
(dollars in thousands, except average note balance)
Finance receivables:
Total finance receivables balance	$357,991	$319,290
Average note balance	$2,523	$2,608
Total number of notes	141,894	122,449

Military loans:
Total military receivables	$318,172	$297,683
Percent of total finance receivables	88.88%	93.23%
Average note balance	$2,585	$2,655
Number of notes	123,063	112,110

Retail installment contracts:
Total retail installment contract receivables	$39,819	$21,607
Percent of total finance receivables	11.12%	6.77%
Average note balance	$2,115	$2,090
Number of notes	18,831	10,339

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Total finance receivables balance	$357,991	$299,509	$357,991	$299,509

Average total finance receivables (1)	$356,226	$292,583	$345,468	$289,778

Average interest bearing liabilities (1)	$270,642	$221,811	$266,163	$223,568

Total interest income and fees	$25,206	$20,817	$74,354	$61,377

Total interest expense	$4,505	$3,949	$13,312	$12,269

(1)	Averages are computed using month-end balances.

Results of Operations and Financial Condition

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total Finance Receivables. Our aggregate finance receivables increased 19.5% to $358.0 million on June 30, 2009 from $299.5 million on June 30, 2008. Our aggregate finance receivables increased 2.8% during the third quarter fiscal 2009 from $348.3 million on March 31, 2009 compared to a 4.3% increase during third quarter of fiscal 2008 from $287.2 million on March 31, 2008. Our primary supplier of loans, MBD, saw a 4.4% decrease in its originations of loans during the third quarter of fiscal 2009 over the same period in fiscal 2008, while our loan acquisitions from retail merchants increased by 127.3% during this same period. The increase in the loan acquisitions from retail merchants is due to an increase in our network of retail merchants as well as new relationships with larger regional merchants. See further discussion in the section entitled “Loan Acquisition / Origination.”

Interest Income and Fees. Interest income and fees represented 96.0% of our total revenue for the third quarter of fiscal 2009. Interest income and fees increased to $25.2 million from $20.8 million for the third quarter of fiscal 2008, an increase of $4.4 million or 21.1%. This increase was primarily due to an increase in aggregate average finance receivables as discussed above.

Interest Expense. Interest expense in the third quarter of 2009 increased to $4.5 million from $3.9 million in the third quarter of fiscal 2008, an increase of $0.6 million or 15.4%. Our average interest bearing liabilities increased to $270.6 million in the third quarter of fiscal 2009 from $221.8 million in the third quarter of fiscal 2008, an increase of $48.8 million or 22.0%, resulting in increased borrowing costs between the two periods. This increase was offset by a decrease in the yield, which declined to 6.7% for the third quarter of fiscal 2009 from 7.1% during the same period of fiscal 2008.

Provision for Credit Losses. The provision for credit losses in the third quarter of fiscal 2009 increased to $4.9 million from $4.0 million in the third quarter of fiscal 2008, an increase of 0.9 million or 23.1%. While the provision increased, we saw a decline in our net charge-offs as a percentage of our average total finance receivables to 5.3% compared to 6.1% during the third quarter fiscal 2008. In addition, there has been an increase in loans that are 60 days or more delinquent. As a percentage of our aggregate finance receivables, these loan balances increased to 2.7% in third quarter fiscal 2009 from 2.6% in third quarter fiscal 2008. See further discussion in the section entitled “Allowance for Credit Losses.”

Noninterest Income. Noninterest income consists of revenue from credit reinsurance premiums which increased to $1.1 million in the third quarter of fiscal 2009 compared to $1.0 million in the third quarter of fiscal 2008, an increase of $0.1 million or 9.6%. The increase in credit reinsurance premiums is directly related to the increase in our loan acquisitions.

Noninterest Expense. Noninterest expenses in the third quarter of fiscal 2009 increased to $11.0 million from $9.4 million in the third quarter of fiscal 2008, an increase of $1.6 million or 17.0%. The increase was primarily due to the increase in our management and recordkeeping services fees for the quarter. Management and recordkeeping services fees in the third quarter fiscal 2009 increased by $1.5 million from the third quarter of the fiscal 2008, due to a 19.5% increase in our aggregate finance receivables.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Total Finance Receivables. Our aggregate finance receivables increased 12.1% during the first nine months of fiscal 2009 to $358.0 million from $319.3 million on September 30, 2008, compared to a 7.0% increase during the first nine months of fiscal 2008 to $299.5 million from $279.8 million on September 30, 2007. Our primary supplier of loans, MBD, saw an increase of 12.2% in its originations of military loans during the first nine months of fiscal 2009 over the same period in fiscal 2008, thus increasing our ability to acquire more loans. Our loan acquisitions from retail merchants increased by 157.1% during the first nine months of fiscal 2009 over the same period in fiscal 2008, due to an increase in our network of retail merchants as well as new relationships with larger regional merchants. See further discussion in the section entitled “Loan Acquisition / Origination.”

Interest Income and Fees. Interest income and fees for the first nine months of fiscal 2009 increased to $74.4 million from $61.4 million for the first nine months of fiscal 2008, an increase of $13.0 million or 21.2%. This increase was primarily due to the 19.0% increase in year-to-date average total finance receivables which were $345 million in fiscal 2009 compared to $290 million in fiscal 2008.

Interest Expense. Interest expense in the first nine months of fiscal 2009 increased to $13.3 million from $12.3 million in the first nine months of fiscal 2008, an increase of $1.0 million or 8.1%. Our average interest bearing liabilities for the nine months ended June 30, 2009 increased by $42.6 million or 19.1% compared to the nine months ended June 30, 2008, resulting in increased borrowing costs between the two periods. This increase was offset by a decrease in the yield which declined to 6.7% for the first nine months of fiscal 2009 from 7.3% during the same period of fiscal 2008.

Provision for Credit Losses. The provision for credit losses in the first nine months of fiscal 2009 increased to $17.5 million from $17.1 million in the first nine months of fiscal 2008, an increase of $0.4 million or 2.3%. During the first nine months of fiscal year 2009, we saw a decline in net charge-offs as a percentage of our average aggregate finance receivables to 7.1% compared to 7.5% for the first nine months of fiscal 2008. Loans that are 60 days or more delinquent have also increased slightly to $9.8 million at June 30, 2009 from $9.7 million at September 30, 2008, an increase of $0.1 million or 1.3%. See further discussion in the section entitled “Allowance for Credit Losses.”

Noninterest Income. Total noninterest income in the first nine months of fiscal 2009 increased to $3.4 million from $2.9 million in the first nine months of fiscal 2008, an increase of $0.5 million or 17.2%. The increase in credit reinsurance premiums is directly related to the increase in our loan acquisitions.

Noninterest Expense. Noninterest expenses in the first nine months of fiscal 2009 increased to $31.6 million from $26.8 million in the first nine months of fiscal 2008, an increase of $4.8 million or 17.9%. This increase was primarily due to an increase in our management and recordkeeping services fees. For the first nine months of fiscal 2009 management and recordkeeping services fees increased $5.0 million from the first nine months of fiscal 2008, due to an increase of 12.1% in our aggregate finance receivables for the same period.

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

	As of	As of	As of
	June 30,	September 30,	June 30,
	2009	2008	2008
	(dollars in thousands)
Total finance receivables	$357,991	$319,290	$299,509
Total finance receivables balances 60 days or more past due	$9,780	$9,658	$7,763
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	2.73%	3.02%	2.59%

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

Military Loans. Our charge-off policy is to charge off finance receivables at 180 days past due or earlier if management deems it appropriate. Our primary sources of charge-offs occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments. Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When buying loans, however, we cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military. Nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. Another source of loss is when a customer declares bankruptcy. See our annual report “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations - Nonearning Assets.”

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Military loans:
Military receivables
charged-off	$5,427	$4,852	$17,735	$17,369
Less recoveries	808	591	2,195	1,793
Net charge-offs	$4,619	$4,261	$15,540	$15,576
Average military receivables	$318,272	$273,674	$313,753	$270,878
Percentage of net charge-offs
to average military
receivables (1)	5.80%	6.23%	6.60%	7.67%

(1)	Averages are computed using month-end balances

Retail Installment Contracts. Under many of our arrangements with retail merchants, we may withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased. The amounts withheld from a particular retail merchant are recorded in a specific reserve account. Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its specific reserve account, as specified in the agreement with such retail merchant. Upon the retail merchant's request, and no more often than annually, we will pay the retail merchant the amount by which its specific reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant. Our allowance for credit losses is charged only to the extent that the loss on a retail installment contract exceeds the originating retail merchant's specific reserve account at the time of the loss.

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$128	$253	$598	$904
Less recoveries	76	67	234	157
Net charge-offs	$52	$186	$364	$747
Average retail installment contact receivables (1)	$37,954	$18,909	$31,715	$18,900
Percentage of net charge-offs to retail installment contract receivables	0.55%	3.93%	1.53%	5.27%

(1)	Averages are computed using month-end balances

Allowance for Credit Losses. The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Average total finance receivables (1)	$356,226	$292,583	$345,468	$289,778
Provision for credit losses	$4,921	$3,998	$17,463	$17,092
Net charge-offs	$4,671	$4,447	$15,904	$16,323
Net charge-offs as a percentage of
average total finance receivables	5.25%	6.08%	6.14%	7.51%
Allowance for credit losses	$24,541	$22,408	$24,541	$22,408
Allowance as a percentage of average
total finance receivables	6.89%	7.66%	7.10%	7.73%

(1)	Averages are computed using month-end balances.

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Balance, beginning of period	$24,291	$22,857	$22,982	$21,639
Charge-offs:
Finance receivables charged-off	(5,555)	(5,105)	(18,333)	(18,273)
Recoveries	885	658	2,429	1,950
Net charge-offs	(4,671)	(4,447)	(15,904)	(16,323)
Provision for credit losses	4,921	3,998	17,463	17,092
Balance, end of period	$24,541	$22,408	$24,541	$22,408

Loan Acquisition / Origination

Asset growth is the most important factor in determining our future revenues. We are dependent upon MBD and retail merchants to increase their originations for our future growth. Loans purchased from MBD increased during the first nine months of fiscal 2009 to $269.1 million from $239.7 million for the first nine months of fiscal 2008, an increase of $29.4 million or 12.3%. The loan acquisitions from retail merchants increased during the first nine months of fiscal 2009 to $34.9 million from $13.6 million for the first nine months of fiscal year 2008, an increase of $21.3 million or 157.1%. We have increased our network of retail merchant locations to 195 in June 2009 from 100 in June of 2008. We have been able to increase our network of retail merchants due to an effort in developing relationships with larger regional merchants that have stores where there is a military presence, expansion into new markets and increased marketing efforts, while continuing to focus on services to better accommodate the needs of our new and existing retail merchants.

The following table sets forth our overall purchases of military loans and retail installment contracts as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Total loans acquired/originated:
Gross balance	$93,964	$91,098	$303,976	$253,302
Number of finance receivable notes	31,306	29,143	98,458	79,296
Average note amount	$3,001	$3,126	$3,087	$3,194

Military loans:
Gross balance	$82,094	$85,875	$269,076	$239,727
Number of finance receivable notes	26,902	27,338	85,530	74,563
Average note amount	$3,052	$3,141	$3,146	$3,215

Retail installment contracts:
Gross balance	$11,870	$5,223	$34,900	$13,575
Number of finance receivable notes	4,404	1,805	12,928	4,733
Average note amount	$2,695	$2,894	$2,700	$2,868

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry. Our principal use of cash is to purchase military loans and retail installment contracts. We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations. This amount is generally cash used in investing activities. Cash used in investing activities in the nine months of fiscal 2009 was approximately $57.2 million, which was funded from $36.4 million from operating activities and $14.0 million from financing activities. Cash used in investing activities in the first nine months of fiscal 2008 was approximately $36.0 million, which was funded from $29.9 million of cash from operating activities and $8.4 million from financing activities. The increase of $21.2 million, when comparing cash used in investing activities in first nine months of fiscal 2009 from first nine months of fiscal year 2008, resulted primarily from a 19.5% increase in aggregate finance receivables. We have not sold any investment notes since December 31, 2006. Financing activities primarily consist of borrowing and repayments of debt incurred under our Secured Senior Lending Agreement dated June 12, 2009 (the “SSLA”). With ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some lenders in our credit group that may reduce their ability to participate in our credit facility or may cause a decrease in their willingness to lend at the current levels. In addition we have borrowings of $62 million from withdrawing banks who previously participated in the SLA; this capacity needs to be replaced to fund finance receivables.

Senior Indebtedness-Bank Debt.

On June 12, 2009, we entered into the SSLA with certain lenders. The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated, (the “SLA”). The Company filed a Form 8-K on June 18, 2009 that provides a brief description of the material terms of the SSLA.

As of June 30, 2009, we had $240.1 million of senior debt outstanding compared to $222.1 million at September 30, 2008, an increase of $18.0 million or 8.1%. The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future. Any lender may elect not to participate in any future fundings at any time without penalty. As of June 30, 2009, we could request up to $23.8 million in additional funds and remain in compliance with the terms of the SSLA. No lender, however, has any contractual obligation to lend us these additional funds. As of June 30, 2009, we were in compliance with all loan covenants.

One lender increased the amount they are willing to lend us and a new bank has joined the SSLA. While we had $24 million available in additional funds on June 30, 2009, the addition of this new bank at $15 million increased our available funds to approximately $38 million. However, included in the $38 million is a portion of our borrowings from banks that are no longer funding us. This creates a diminishing capacity in the future as these notes amortize and mature. We are also in discussions with other lenders who may be interested in joining the group and will likely continue a cautious approach in our lending to conserve available funds.

As of June 30, 2009, the lenders have indicated a willingness to participate in fundings up to an aggregate of $202 million during the next 12 months, including $178 million which is currently outstanding. In addition, the Company has borrowings of $62 million from other withdrawing banks who had previously participated in the SLA.

Senior Indebtedness Table. As of June 30, 2009 and September 30, 2008, the total borrowings and availability under the SSLA and our revolving line of credit from MCFC consisted of the following amounts for the end of the periods presented:

	As of	As of
	June 30,	September 30,
	2009	2008
	(dollars in thousands)
Revolving credit line:
Total facility	$31,000	$40,000
Balance at end of period	$19,170	$23,586
Maximum available credit (1)	$11,830	$16,414

Term notes (2):
Total facility	$232,851	$260,892
Balance at end of period	$220,906	$198,466
Maximum available credit (1)	$11,945	$62,426

Total revolving and term notes(2):
Total facility	$263,851	$300,892
Balance at end of period	$240,076	$222,052
Maximum available credit (1)	$23,775	$78,840
Credit facility available (3)	$23,775	$20,110
Percent utilization of the total facility	90.99%	73.80%

(1)  This represents the maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the SSLA are met, including maintaining a senior indebtedness to net notes receivable ratio of not more than 80%.

(2)  Includes 48-month amortizing term notes.

(3)  Credit available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated notes receivable ratio of not more than 80%. This amount is the same as maximum available credit due to funding availability as of June 30, 2009. As noted above, with the addition of the new bank, this amount has increased to $38 million.

          Outstanding Investment Notes. Prior to December 31, 2006, we funded certain capital and financial needs through the sale of investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days’ written notice. As of June 30, 2009, we had outstanding principal, accumulated accrued interest, and other junior subordinated debt securities of $33.0 million with a weighted average interest rate of 9.49%.

As part of the Transaction, we recorded certain liabilities at market value. The table below is a reconciliation of these adjustments as of June 30, 2009.

Investment Notes
Notional value	$33,038,106
Purchase adjustment (1)	617,373
Recorded value	$33,655,479

(1)	Relates to the fair value adjustment recorded as part of the Transaction.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our income from finance receivables is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is a change in interest rates on our borrowings. A substantial and sustained increase in market interest rates could adversely affect our growth and profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium and long-term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. For more information about this item see our annual report under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources-Interest Rate Risk Management.”

The following shows the estimated impact on earnings of changes in interest rates on variable rate debt as of June 30, 2009:

Decrease/increase:	-2%	-1%	0%	+1%	+2%
Revolving credit line	$(383,400)	$(191,700)	$—	$191,700	$383,400
Amortizing term notes	(2,538,983)	(1,692,655)	(846,328)	—	846,328
Investment note	(51,814)	(25,777)	260	26,108	52,335
Total impact on interest expense	$(2,974,197)	$(1,910,132)	$(846,068)	$217,808	$1,282,063

ITEM 4T. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this quarterly report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 1A. – Risk Factors

In our annual report, we have identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business and that could cause them to differ materially from our historical results of operations, financial position, cash flow or business, or those contemplated by forward-looking statements made herein or elsewhere, by or on behalf of us. Additional factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

Our profitability and future growth depend on our continued access to financing from sources such as banks.

The profitability and growth of our business and our ability to purchase loans currently depend on our ability to access senior debt at competitive rates, and we cannot guarantee that such financing will be available in the future. Our senior debt is comprised of individual loans from lenders, which are a party to the SSLA. The SSLA is an uncommitted facility which provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future. No lender has an obligation to make any additional future loans to us. As of August 2009, we could request up to $38 million in additional funds and remain in compliance with the terms of the SSLA. No lender, however, has any contractual obligation to lend us these additional funds. If we are unable to renew or replace the senior debt or find alternative financing at reasonable rates, we may be forced to reduce the number of loans we acquire. If we are forced to reduce the number of loans we acquire, there can be no assurance that we will be able to pay the interest and principal on the investment notes. With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some lenders in our credit group which may reduce their ability to participate in the credit group or may cause a decrease in their willingness to lend at the current levels. In addition the Company has borrowings of $62 million from withdrawing banks who had previously participated in the SLA; this capacity needs to be replaced to fund finance receivables.

Recent Supreme Court ruling may expose national banks and thrifts to state enforcement of state consumer protection laws and bring into question federal preemption.

Recently, the United States Supreme Court invalidated a regulation of the Office of the Comptroller of the Currency (the “OCC”) that purported to preempt enforcement of state consumer protection laws.  Although the Supreme Court's holding does not allow a state to exercise visitorial powers over an OCC-chartered institution, it does allow state attorneys general to bring judicially enforced actions against OCC-chartered institutions to enforce state consumer protection laws. The Supreme Court’s holding addresses OCC regulations, not the regulations of the Office of Thrift Supervision (“OTS”) that govern our operations, as well as the operations of MCB and MCFC.  However, courts may interpret the holding as permitting state attorneys general to enforce state consumer protection laws against all lending institutions, including OTS-chartered institutions.  Further, the Secretary of the Treasury submitted to Congress the Federal Depository Institutions Supervision and Regulations Improvements Act of 2009 (“FDISRIA”) to implement a proposed merger of the OCC and the OTS (as discussed below). If courts conclude that the Supreme Court's recent holding applies to federal savings banks, or if Congress adopts FDISRIA in its current form and effects the merger of the OTS and OCC, we may be exposed to increased state enforcement of consumer protection laws.  An increase in state enforcement actions could have an affect on our business, in which case we might need to amend our business model to comply with the consumer protection laws of each state in which MBD originates and services loans.

Potential regulatory changes may impact the lending practices of our vendors requiring us to make changes to our business model.

Under FDISRIA, the administration has proposed the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally-chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the OCC, which currently charters and supervises nationally chartered banks, and the responsibility for the institutions currently supervised by the OTS, which supervises federally chartered thrifts and thrift holding companies, such as MCFC, MCB and us. In furtherance of the proposal, the Secretary of the Treasury submitted to Congress the FDISRIA which would implement the proposed merger if adopted in its current form. In addition, under the administration’s proposal, the thrift charter, under which MCB is organized, could be eliminated. If the administration’s proposal is finalized, MCB may be subject to a new charter mandated by the NBS. There is no assurance as to how this new charter, or the supervision by the NBS, will affect MCB’s operations going forward.

The administration’s proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) could have the authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance and enforce compliance through orders, fines and penalties. The rules of the NBS and CFPA could serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we, along with MCFC, MCB and our vendors of loans, could become subject to multiple laws affecting the provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

At this time, we do not know whether the administration’s proposal for regulatory change will be adopted and if so, the final form of such change. The impact of such new and additional regulation on our vendors and on us is unknown but it may impact our business. In such case, we might need to amend our business model to comply with these changes and ensure that our vendors have complied with these changes.

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

4.15	Amendment No. 1 to Senior Lending Agreement dated August 14, 2007 between the Company and various lenders named therein.
4.16	Amendment No. 2 to Senior Lending Agreement dated October 18, 2007 between the Company and various lenders named therein.
4.17

Third Amendment to Amended and Restated Senior Lending Agreement dated January 1, 2009 among the Company, Pioneer Military Lending of Nevada, LLC, Pioneer Military Lending of Georgia, LLC, Military Acceptance Corporation, Inc., Pioneer Funding, Inc. and various lenders named therein.

4.18

Secured Senior Lending Agreement dated as of June 12, 2009 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated June 18, 2009).

4.19

Negative Pledge Agreement dated as of June 12, 2009, between MidCountry Financial Corp. and UMB Bank, N.A., as agent (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated June 18, 2009).

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

10.5

Amended and Restated Non-Recourse Loan Sale and Master Services Agreement dated as of June 12, 2009 among MidCountry Bank through its Pioneer Military Lending Division, Pioneer Funding, listed other affiliated entities of the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated June 18, 2009).

10.6

Unlimited Continuing Guaranty, dated as of June 12, 2009, from MidCountry Financial Corp. in favor of UMB Bank, N.A., as Agent (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated June 18, 2009).

21	Subsidiaries (Incorporated by reference to Exhibit 21 of the Annual Report on form 10-K for the year ended September 30, 2008).
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER FINANCIAL SERVICES, INC.

Name	Title	Date

/s/ Thomas H. Holcom	Chief Executive Officer and Sole Director	August 14, 2009
Thomas H. Holcom	(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer, Treasurer and Asst. Secretary	August 14, 2009
Laura V. Stack
(Principal Financial Officer and Principal Accounting Officer)