Form 10-K
period 2009-09-30
PIONEER FINANCIAL SERVICES INC
filed 2009-12-03
CIK 1216752

======================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2009

OR

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [______] to
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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.            ☐ Yes☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes	☒ No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2009
Common Stock, no par value	One Share

As of September 30, 2009, one share of the Registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-K

September 30, 2009

TABLE OF CONTENTS

Item No.	Page

PART I

ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	5
ITEM 2. PROPERTIES	9
ITEM 3. LEGAL PROCEEDINGS	9

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9
ITEM 6. SELECTED FINANCIAL DATA	10
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	25
ITEM 9AT. CONTROLS AND PROCEDURES	49

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	50
ITEM 11. EXECUTIVE COMPENSATION	51
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	55
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	55
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	57

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	58

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2009 ("report") contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in the "Item 1A.-Risk Factors” and “Item 7.-Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

ITEM 1.	BUSINESS

General

Pioneer Financial Services, Inc. (“PFS”) is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”). PFS, with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “company”), purchases military loans and retail installment contracts, on a worldwide basis, made exclusively to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We purchase these primarily from two different types of sources. Our largest source is a major vendor, the Military Banking Division of MidCountry Bank (“MCB”) (a wholly-owned subsidiary of MCFC and referred to throughout as “MBD”). MBD is an affiliate and originates direct loans through a network of loan production offices and via the Internet; military families use these loan proceeds to purchase goods and services. We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense. However, we do seek to maintain a positive, supportive relationship with the military community.

Prior to May 31, 2007, we were a wholly-owned subsidiary of Pioneer Financial Industries, Inc., a Nevada corporation (“PFI”). On May 31, 2007, MCFC acquired 100% of PFI's common stock (the “Transaction”). The Transaction resulted in a change in control effective May 31, 2007. Pursuant to the Transaction, MCFC reorganized our operations. Prior to June 1, 2007, we originated loans exclusively to active-duty or career-retired U.S. military personnel or U.S. Department of Defense employees. In connection with the Transaction, activities related to the origination and servicing of loans are now conducted by MBD. We now purchase the loans originated by MBD if the loans meet certain criteria. We plan to hold these loans until repaid. On June 12, 2009, we entered into a new senior credit facility. In connection with this credit facility, we amended and restated our Loan Sale and Master Services Agreement (“LSMS”) with MBD which outlines the terms of the sale and servicing of these loans.

Thomas H. Holcom, Chief Executive Officer and President of MBD, Laura V. Stack, Chief Financial Officer and Joe B. Freeman, Chief Operating Officer are our executive officers and are responsible for our policy-making decisions. None of these officers are compensated by us. Each of these officers is an employee and officer of MBD. MBD and MCFC provide compensation and remuneration for services to these executive officers and all the employees of MBD. We pay fees to MBD for management and record keeping services.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained MBD as a primary supplier of loans. Under the LSMS Agreement, MBD is obligated to use our underwriting criteria (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance). This criteria requires the following:

•	All borrowers must be active duty or retired career U.S. military personnel or U.S. Defense Department employees.
•	All potential borrowers must complete standardized credit applications either in person at one of MBD’s loan production offices or online via the Internet.
•

A thorough review must be conducted on all applicants’ military service history. This includes verification of status including rank and credit history using major credit reporting. Other review procedures may be conducted as deemed necessary.

•	Loan repayment terms must generally be structured to repay the entire loan prior to the customer’s estimated separation from the military.

To the extent MBD originates loans under these standards, MBD is obligated to sell such loans to us and we are obligated to purchase such loans. Loans purchased from MBD and those previously originated by us prior to the Transaction are referred to as “military loans”. See “Item 1A. Risk Factor— MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines, which may materially adversely affect our business operations, cash flow, results of operations, financial condition and profitability.”

Loan Purchasing

Generally. We have more than 20 years experience underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables which are currently utilized by MBD when originating loans in this market. We incorporated these proprietary underwriting guidelines and scoring model into our loan origination system to facilitate auto-decisioning and risk-based pricing on our loans. In general, the majority of finance receivables we own are under $10,000, repayable in equal monthly installments and have terms no longer than 48 months.

For the loans we purchase, MBD uses our proprietary underwriting guidelines and scoring model when it originates loans. Under these guidelines, in evaluating the creditworthiness of potential customers, MBD primarily examines the individual’s debt to income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income. Loan repayment terms are generally structured to repay the entire loan prior to the customer’s estimated separation from the military. However, when we purchase loans from MBD, we can not predict when or whether a customer may unexpectedly leave the military or when or whether other events could occur which result in not being repaid prior to a customer’s departure from the military.

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

As a customer service, we consider purchasing a new loan from MBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income. Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. Approximately 24.8% of the amount of all military loans purchased were refinancings from outstanding loans.

Military Loans Purchased from MBD. We purchase military loans from MBD if they meet our lending guidelines. In connection with the Transaction, MBD was provided the rights to our lending guidelines and extensive experience with lending to the military marketplace. Pursuant to the LSMS, we transferred our underwriting model and lending system to MBD. However, we retained ownership of this model and the lending system. MBD now originates these loans directly through its loan production offices and over the Internet.

Retail Installment Contracts. We also purchase retail installment contracts, which meet our quality standards and return on investment objectives from approximately 135 retail merchants. Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. We generally acquire these contracts without recourse to the originating merchant. However, most retail merchant reserve agreements allow us to withhold funds from the merchant's proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible. Retail installment contracts generally have maximum terms of 48 months.

Management and Record Keeping Services

We have retained MBD to provide management and record keeping services. MBD services our finance receivables in the same manner as we did prior to the Transaction. For these management and record keeping services, we pay MBD a monthly fee in an amount equal to .70% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee is adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index (“CPI”). Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and insufficient (“NSF”) fees, associated with these loans and retail installment contracts. For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee is adjusted annually on the basis of the annual increase or decrease in the CPI.

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

Reinsurance Operations

We have a wholly-owned insurance subsidiary that reinsures substantially all of the credit life and credit accident and health insurance policies which were sold by us and MBD on behalf of Assurant, an unaffiliated insurance carrier, providing us with an additional source of income from the earned reinsurance premiums. If our customers are killed, injured or become ill, including during war, our subsidiary will have payment obligations. The liability we establish for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business. See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Sources of Income—Credit Reinsurance Premiums.”

Regulation

General

MBD and merchants who sell retail installment contracts are subject to extensive regulation, supervision and licensing by the Federal Trade Commission (“FTC”), the Office of Thrift Supervision (“OTS”), and other state and federal agencies. Failure to comply with these requirements can lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. If MBD cannot make loans or dealers are unable to finance active-duty or career retired U.S. military personnel and U.S. Department of Defense employees, this will materially adversely impact our business, results of operations and cash flow. See “Item 1A. Risk Factors—MBD and retail merchants are subject to many laws and governmental regulations, and loss of licenses or any changes in these laws or regulations may materially adversely affect our results of operations, cash flow, financial condition and business operations.” Also as a wholly-owned subsidiary of MCFC, a bank holding company, we are subject to oversight by the FTC and the OTS. See “Item 1A. Risk Factors-Potential regulatory changes may impact the lending practices of our vendors requiring us to make changes to our business model.”

Reinsurance Regulations

Our reinsurance subsidiary is subject to laws and regulations of the insurance authorities in the State of Nevada. These regulations cover such matters as its capitalization, reserve requirements, affiliate transactions, and permitted investments. They also place restrictions on the amount of dividends that the reinsurance subsidiary can pay to us and requires us to maintain a certain capital structure. As of September 30, 2009, the reinsurance subsidiary had the ability to pay us up to $2.54 million in dividends pursuant to these laws and regulations.

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

MBD and the retail merchants who originate military loans and retail installment contracts purchased by us also must comply with both state and federal credit and trade practice statutes and regulations. If MBD or retail merchants fail to comply with these statutes and regulations, consumers may have rights of rescission and other remedies. In such cases, we have rights under our agreement with these merchants to require the merchant to repurchase the related retail installment contracts and to pay us for any damages we may incur or litigation costs, including attorney's fees and costs. However, if we are unable to enforce our agreement with the merchant, resulting consumer recession rights and remedies could have an adverse effect on our business, results of operation, financial condition and cash flow.

Although we believe our operations comply with current regulatory requirements, we are unable to predict whether state or federal authorities will require changes in its reinsurance or loan acquisition practices in the future, or the impact of those changes on our profitability.

Employee Relations

MBD employees perform services for us and we pay management and record keeping services fees to MBD. We had no employees as of September 30, 2009.

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

We will also provide printed copies of all our SEC filings to any shareholders, upon request to Pioneer Financial Services, Inc., 4700 Belleview Ave, Suite 300, Kansas City, Missouri 64112, Attention: Investments.

ITEM 1A. – Risk Factors

We have identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business and that could cause them to differ materially from its historical results of operations, financial position, cash flow or business, or those contemplated by forward-looking statements made herein or elsewhere, by or on behalf of us. The risks described below are not the only risks we face. Our results of operations, financial position, cash flow and business could be harmed by any of the following risks or risks that are not presently known to us or that we currently deem immaterial. The risks described below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We may experience limited availability of financing and variation in our funding costs, which may materially impact our results of operations, profits and ability to grow.

We currently fund our operations through bank debt. The profitability and growth of our business and our ability to purchase loans currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future. Our bank debt is comprised of individual loans from lenders, which are party to our Secured Senior Lending Agreement (the “SSLA”). The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. No lender has an obligation to make any additional future loans to us. As of September 30, 2009, we could request up to $27.8 million in additional funds and remain in compliance with the terms of the SSLA. No lender has a contractual obligation to lend us these additional funds. In addition, we have borrowings of $53 million from withdrawing banks who had previously participated in our credit facility; this capacity needs to be replaced to fund purchasing of additional finance receivables. If we are unable to renew or replace the bank debt or find alternative financing at reasonable rates, we will be forced to reduce our loan acquisition. In an effort to conserve our funding resources we have reduced the number of loans we acquire; there can be no assurance that we will be able to pay the interest and principal on the investment notes. With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some banks in our credit group that reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels. In an effort to conserve our funding resources, we have reduced the number of loans we acquire.

Recent Supreme Court ruling may expose national banks and thrifts to state enforcement of state consumer protection laws and bring into question federal preemption.

Recently, the United States Supreme Court invalidated a regulation of the Office of the Comptroller of the Currency (the “OCC”) that purported to preempt enforcement of state consumer protection laws.  Although the Supreme Court's holding does not allow a state to exercise visitorial powers over an OCC-chartered institution, it does allow state attorneys general to bring judicially enforced actions against OCC-chartered institutions to enforce state consumer protection laws. The Supreme Court’s holding addresses OCC regulations, not the regulations of the Office of Thrift Supervision (“OTS”) that govern our operations, as well as the operations of MCB and MCFC.  However, courts may interpret the holding as permitting state attorneys general to enforce state consumer protection laws against all lending institutions, including OTS-chartered institutions.  Further, the Secretary of the Treasury submitted to Congress the Federal Depository Institutions Supervision and Regulations Improvements Act of 2009 (“FDISRIA”) that proposes to combine responsibilities of the OCC and the OTS into the National Bank Supervisor (as discussed below). If courts conclude that the Supreme Court's recent holding applies to federal savings banks, or if Congress adopts FDISRIA in its current form and effects the combination of the responsibilities of the OTS and OCC, we may be exposed to increased state enforcement of consumer protection laws.  An increase in state enforcement actions could have an affect on our business, in which case we might need to amend our business model to comply with the consumer protection laws of each state in which MBD originates and services loans.

Potential regulatory changes may impact the lending practices of our vendors requiring us to make changes to our business model.

Under FDISRIA, the administration has proposed the creation of a new federal government agency, the National Bank Supervisor (“NBS”), that would charter and supervise all federally-chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the OCC, which currently charters and supervises nationally chartered banks, and the responsibility for the institutions currently supervised by the OTS, which supervises federally chartered thrifts and thrift holding companies, such as MCFC, MCB and us. In furtherance of the proposal, as discussed above, the Secretary of the Treasury submitted to Congress the FDISRIA that would implement the combination of the responsibilities of the OCC and the OTS, if adopted in its current form. In addition, under the administration’s proposal, the thrift charter, under which MCB is organized, could be eliminated. If the administration’s proposal is finalized, MCB may be subject to a new charter mandated by the NBS. There is no assurance as to how this new charter, or the supervision by the NBS, will affect MCB’s operations going forward.

The administration’s proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) would have the authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance and enforce compliance through orders, fines and penalties. The rules of the CFPA could serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we, along with MCFC, MCB and our vendors of loans, could become subject to multiple laws affecting the provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

At this time, we do not know whether the administration’s proposal for regulatory reform will be adopted and if so, the final form of such enactment, and what the full impact on us may be. There is no assurance whether this new charter, the supervision by the NBS or the creation of the CFPA will affect our operations and the operations of our vendors going forward. We might need to amend our business model to comply with these changes and ensure that our vendors have complied with these changes. Nevertheless, any changes as to how we are regulated may adversely affect our business, financial condition and results of operations.

We are dependent on our key officers and the loss of services of any member of our team may have an adverse effect on our operations.

Our success depends in large part on the retention of a limited number of key officers, including: Thomas H. Holcom, Jr., our Chief Executive Officer, Joe B. Freeman, our Chief Operating Officer and Laura V. Stack, our Chief Financial Officer. The loss of the services of any of our key officers may have a material adverse effect on us. Each of these key personnel also has a key role with MBD and the loss of one or more such persons and our ability to find suitable successors for such individuals could have a material adverse impact on us and could cause us to undergo a difficult transition period. There is no assurance that we will be able to retain our current key officers or attract additional officers as needed.

MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines, which may materially adversely affect our business operations, cash flow, results of operations, financial condition and profitability.

Except as permitted by the SSLA, we are obligated to purchase generally all the loans made to U.S. military personnel and U.S. Defense Department employees that are originated by MBD and that meet our business model and our lending guidelines. In addition, we have retained MBD to service all loans we own. However, MBD is not obligated to continue to use these underwriting and servicing models indefinitely. MBD does have the right to modify these systems and models. MBD may also originate for its own account loans that are not deemed to be military loans made in the ordinary course of business as previously conducted by us. If MBD does modify the models significantly, we may not be willing to purchase such loans. No assurance can be given that if MBD does modify the underwriting and servicing standards that these modifications would be successful and such modifications may have a materially adverse impact on our business, financial condition and results of operations.

MCB and MCFC have each entered into confidential Memoranda of Understanding (MOU) with the OTS, which MOUs contain requirements that MCB and MCFC may not be able to continue to satisfy.

MCB and MCFC entered into separate confidential MOUs with the OTS. The MOUs are each effective as of February 26, 2009. The MOUs are informal agreements and are not available to the public. Among other things, MCB’s MOU requires it to closely monitor its capital levels, allowance for loan and lease losses, risks and problem assets as well as to obtain the approval of the OTS to pay dividends and to increase brokered deposits above levels existing as of the date of the MOU. MCFC’s MOU requires it, among other things, to closely monitor its liquidity and to obtain approval of OTS to conduct certain activities including payment of dividends and increasing debt levels above that existing as of the effective date of the MOU. The provisions of the MOU may limit funds available to MCB to originate loans. Our vendor, MBD, is a division of MCB. Non-compliance with the MOUs could result in formal enforcement actions and could limit MBD’s ability to originate military loans. This would have a materially adverse impact on the business, results of operations, financial condition and cash flow that would require us to change our business model. See “Item 7-Management Discussion and Analysis of Financial Conditions and Results of Operations – Loan Acquisition/Origination.”

We, MBD and our retail merchants are subject to extensive laws, regulations and governmental supervision by federal and state agencies in the conduct of our business operations, which regulations are costly, time consuming and intended to protect depositors; failure to comply with regulatory policies and rules could result in further restrictions on our business and reputation.

We, as a wholly owned subsidiary of a thrift holding company, and MBD, as a division of a federal savings bank, are regulated by the Office of Thrift Supervision. Our loan purchasing operations, MBD’s lending operations as well as our retail merchants are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on our operations, including the requirement to obtain and maintain certain licenses and qualifications. These regulations are primarily designed to protect depositors, borrowers and the financial system as a whole. We are also regulated by state and federal securities regulators as long as the investment notes are outstanding. These regulations are designed to protect investors in securities (such as the investment notes), which we sold and may sell in the future.

Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and increasing the ability of competitors to offer competing financial services and products. Compliance with these regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations or policies, our compliance costs could increase, our operations could be limited and we may suffer damage to our reputation.

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

A significant portion of MBD’s loan customers are active-duty military or federal government employees who could be instructed not to do business with MBD or us, or access to the Government Allotment System could be denied.

When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level determine one or more of MBD's loan production offices or its Internet site to be off limits, MBD and we would be unable to do new business with the potential customers they command or supervise. Additionally, approximately 60% of our borrowers make their monthly loan payments through the Government Allotment System. Military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing the credit risk of loans we own. Without access to sufficient new customers or to the Government Allotment System, we may be forced to discontinue lending and liquidate our portfolio of military loans and retail installment contracts.

If a customer leaves the military prior to repaying the military loan, there is an increased risk that loan will not be repaid.

The terms of repayment on the loans we purchase are generally structured so the entire loan amount is repaid prior to the customer's estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur that result in the loan not being repaid prior to the customer's departure from the military, there is an increased chance that the loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. As of September 30, 2009, we had approximately 3,300 customers, which represented 2.2% of our total customers, who separated from the military prior to repaying their loan and who in the aggregate owed us approximately $6.1 million. Based on historical charge-off models, management believes this could result in approximately $3.8 million in charge-offs. If that amount increases or the number of customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs will increase. This will have a materially adverse effect on our business, cash flow, results of operations and financial condition.

We have limited restrictions on the payments we may make to our parent, MCFC. Our ability to disperse our working capital could diminish our ability to pay interest and principal on the investment notes.

As of September 30, 2009, our sole shareholder, MCFC, owned the outstanding share of our common stock. Accordingly, MCFC is able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the investment notes. The SSLA, among other things, limits the amounts that we can pay to MCFC each year. In fiscal 2009, the SSLA prohibits us from paying MCFC more than $735,000 for strategic planning services, professional services, product identification and branding and service charges. Other than the covenants contained in the SSLA, there are no significant contractual limits on the amounts we can pay to our parent or other affiliates.

We face risks of interest rate fluctuations and if we are not able to adequately protect our portfolio from changes in interest rates, our results of operations could be adversely affected and impair our ability to pay interest and principal on the investment notes.

Our earnings are significantly dependent on our net interest income, as we realize income primarily from the difference between the rate of interest we receive on the loans we own and the interest rate we must pay on our outstanding bank debt and investment notes. We may be unable to predict future fluctuations in market interest rates, which are affected by many factors, including inflation, economic growth, employment rates, fiscal and monetary policy and disorder and instability in domestic and foreign financial markets. Sustained, significant increases in market rates could unfavorably impact our liquidity and profitability. Any significant reduction in our profitability would have a material adverse impact on our business, results of operation, financial condition and cash flow which diminish our ability to pay interest and principal on the investment notes.

We purchase loans which were made exclusively to the military market, which traditionally has higher delinquencies than customers in other markets, resulting in higher charge-offs, a reduction in profitability and impairment of our ability to pay interest and principal on the investment notes.

A large portion of our loan customers are unable to obtain financing from traditional sources, due to factors such as their age, frequent relocations and lack of credit history. Historically, we have experienced higher delinquency rates than traditional financial institutions. When we purchase loans, we depend on underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers. However, these standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies, foreclosures or losses on the loans we own could reduce our profitability and have a materially adverse impact on our business, financial condition and results of operations which restricts our ability to pay interest and principal on the investment notes.

If a large number of borrowers are wounded in combat, our profits may be adversely affected.

Our wholly owned subsidiary reinsures generally all of the credit life and credit accident and health insurance policies sold by us and MBD on the borrowers for the loans we own. These policies pay the loan payments as they become due during a customer's disability due to illness or injury, including war-related injuries, and pay the balance in the event of death including war-related fatalities. Therefore, if a large number of borrowers are injured and disabled in combat, the profitability of our reinsurance subsidiary would be impaired, which could have a material adverse impact on our business, results of operation, financial condition and cash flow and may impair our ability to pay interest and principal on the investment notes.

ITEM 2.	PROPERTIES

As of June 1, 2007 we do not own any property.

As part of the Transaction, we issued a dividend of a portion of our business operations to MCFC who subsequently contributed it to MCB. This dividend and contribution included our leases on furniture, equipment and other personal property which are now owned by MBD.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

All of our outstanding common stock is held by MCFC and, accordingly, there is no established public trading market for it. We have not sold or repurchased any of our common stock since the Transaction. During fiscal 2009 and fiscal 2008, we declared and paid a dividend to MCFC in the amount of $3.5 million and $2.5 million. Our ability to pay dividends is limited by the terms and conditions of the SSLA. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations --Liquidity--Senior Indebtedness."

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this report and with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The data as of, and for fiscal years ended September 30, 2009, and 2008, as of and for the periods ended September 30 and May 31, 2007, and fiscal years ended September 30, 2006, and 2005 has been derived from our audited consolidated financial statements and related notes.

		Successor			Predecessor
	As of and for	As of and for	As of and for	As of and for
	the Year Ended	the Year Ended	the Period from	the Period from	As of and for the Years
	September 30,	September 30,	June 1 - Sept 30	Oct 1 - May 31	Ended September 30,
	2009	2008	2007	2007	2006	2005
		(dollars in thousands, except per share amounts)
Consolidated balance sheet data:
Total finance receivables	$364,786	$319,290	$279,778	$283,438	$276,817	$256,890
Allowance for credit losses	$(24,621)	$(22,982)	$(21,639)	$(23,326)	$(16,106)	$(14,002)
Total assets	$385,325	$352,643	$308,687	$275,096	$268,462	$247,340
Senior indebtedness:
Revolving lines of credit (1)	$20,770	$23,586	$15,463	$15,599	$13,285	$15,624
Amortizing term notes	$221,187	$198,414	$168,929	$175,524	$170,533	$163,973
Investment notes	$33,306	$34,904	$36,074	$35,612	$33,793	$25,125
Total equity	$100,487	$88,544	$81,571	$32,045	$39,010	$32,072
Consolidated statement of operations data:
Revenue:
Interest income and fees	$99,690	$83,843	$25,319	$53,171	$73,065	$63,182
Interest expense	17,855	16,364	5,498	10,547	14,249	10,995
Net interest income before provision for
credit losses	$81,835	$67,479	$19,821	$42,624	$58,816	$52,187
Provision for credit losses	23,454	21,912	11,368	21,101	18,276	13,044
Net interest income	$58,380	$45,567	$8,453	$21,523	$40,540	$39,143
Insurance premiums and commissions	4,387	3,941	1,493	3,313	3,375	4,922
Other income, fees and commissions	1	8	2	1,121	1,201	1,250
Net non-interest income	4,388	3,949	1,495	4,434	4,576	6,172
Non-interest expense	42,014	36,365	11,241	20,989	32,403	34,272
Income (loss) before income taxes	20,754	13,151	(1,293)	4,968	12,713	11,043
Provision for (benefit from) income taxes	7,418	5,377	(471)	1,933	4,614	3,875
Net income (loss):	$13,337	$7,774	$(822)	$3,035	$8,099	$7,168

Net income (loss) per share:
Basic and diluted (2)	$13,336,552	$7,774,111	$(822,812)	$177.12	$472.62	$418.30
Cash dividends per common share	$3,517,834	$2,507,177	$3,897,333	$583.60	$67.10	$58.40

_______________________________

(1)	Includes debt to our parent under a revolving line of credit of $1.4 million and $1.7 million as of September 30, 2006 and 2005, respectively.
(2)	Number of shares outstanding is one and 17,136 in the successor and predecessor period, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants. All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. At acquisition, the size of the average finance receivable that we own was approximately $3,065 during fiscal year 2009. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as age, frequent relocations and lack of credit history. These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the growth in amount of aggregate finance receivables we are able to acquire from MBD and retail merchants, as well as the maintenance of loan quality.

Sources of Income

Currently we generate revenues primarily from interest earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earn revenues from credit reinsurance premiums. For purposes of the following discussion, “revenues” means the sum of our finance income and reinsurance premiums.

Prior to June 1, 2007, our revenues and resulting income came from interest income derived from direct consumer lending ("military loans") and retail installment contracts purchased, sale of credit insurance products, credit reinsurance premiums, and commissions earned on the sale of ancillary products and services.

Finance Income. Finance income consists of interest and origination revenue earned on the military loans and retail installment contracts we own (referred to throughout individually as “loan” or collectively as “loans” or “finance receivables”). Our interest revenue is based on the risk adjusted interest rates charged customers for loans that we purchase. Interest rates vary from loan to loan based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated. Prior to June 1, 2007, we also earned fee income from these loans. Finance income comprised approximately 95.8% of our total revenues in fiscal 2009.

Credit Insurance Commissions. Prior to June 1, 2007, we offered payment protection plans in the form of credit life and credit accident and health insurance to our customers. Customers were not obligated to purchase plans but purchased them at the customers’ discretion. We received a commission when a customer purchased a plan. These commissions were recognized ratably over the life of the policy. Credit insurance commission income comprised approximately 1.75% of our total revenues on fiscal 2007. As of June 1, 2007, we no longer sell these plans and have no commission income.

Credit Reinsurance Premiums. We have a wholly-owned insurance subsidiary that reinsures substantially all of the credit life, credit accident and health insurance sold by us and MBD. Our subsidiary assumes these reinsurance policies on behalf of an unaffiliated insurance company, providing us with an additional source of revenue. Net credit reinsurance premiums comprised approximately 4.2% of our total revenues in fiscal 2009.

Ancillary Products and Services. Prior to June 1, 2007, we sold non-loan related products and services, including roadside assistance programs and discount cards. Our revenues from the sale of these products and services consisted of commissions paid by an unaffiliated company. These sales commissions comprised approximately 1.3% of our total revenues in fiscal 2007. We discontinued the selling of ancillary products and services as of June 1, 2007.

Finance Receivables

Our finance receivables are comprised of loans previously originated by us or purchased from MBD (collectively referred to below as "military loans") and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

		Successor			Predecessor
	As of and for	As of and for	As of and for	As of and for
	the Year Ended	the Year Ended	the Period from	the Period from	As of and for the Years Ended
	September 30,	September 30,	June 1 - Sept 30	Oct 1 - May 31	September 30,
	2009	2008	2007	2007	2006	2005
		(dollars in thousands, except average note balance)
Finance receivables:
Total finance receivables balance	$364,786	$319,290	$279,778	$283,438	$276,817	$256,890
Average note balance	$2,465	$2,608	$2,695	$2,712	$2,673	$2,622
Total interest income and fees	$99,690	$83,843	$25,319	$53,171	$73,065	$63,182
Total number of notes	148,015	122,449	103,808	104,502	103,551	97,958

Military loans:
Total military receivables	$320,805	$297,683	$260,540	$262,222	$254,979	$233,363
Percent of total finance receivables	87.94%	93.23%	93.12%	92.51%	92.11%	90.84%
Average note balance	$2,532	$2,655	$2,779	$2,805	$2,788	$2,717
Number of notes	126,613	112,110	93,752	93,491	91,443	85,887

Retail installment contracts:
Total retail installment contract
receivables	$43,982	$21,607	$19,238	$21,216	$21,838	$23,527
Percent of total finance receivables	12.06%	6.77%	6.88%	7.49%	7.89%	9.16%
Average note balance	$2,062	$2,090	$1,913	$1,927	$1,803	$1,949
Number of notes	21,402	10,339	10,056	11,011	12,109	12,071

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds. Some states and federal statutes regulate the interest rates that may be charged to our customers. In addition, competitive market conditions also impact the interest rates.

Our interest expense is sensitive to general market interest rate fluctuations. These general market fluctuations directly impact our cost of funds. General inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in cost of funds. Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability. The following table presents a five-year history of data relating to our net interest margin as of, and for the fiscal years ended September 30, 2009 and 2008, the periods ended September 30 and May 31, 2007, and the fiscal years ended September 30, 2006 and 2005:

		Successor			Predecessor
	As of and for the	As of and for the	As of and for the	As of and for the
	Year Ended	Year Ended	Period from	Period from	As of and for the Years Ended
	September 30,	September 30,	June 1 – Sept 30	Oct 1 – May 31	September 30,
	2009	2008	2007	2007	2006	2005
			(dollars in thousands)

Total finance receivables balance	$364,786	$319,290	$279,778	$283,438	$276,817	$256,890
Average total finance receivables (1)	$349,480	$295,492	$277,243	$282,519	$271,765	$231,334
Average interest bearing liabilities (1)	$234,321	$230,564	$221,860	$223,130	$214,541	$178,881
Total interest income and fees	$99,690	$83,843	$25,319	$53,171	$73,065	$63,182
Total interest expense	$17,855	$16,364	$5,498	$10,547	$14,249	$10,995

__________________________

(1)	Averages are computed using month-end balances.

Results of Operations

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Total Finance Receivables. Our aggregate finance receivables increased 14.2% to $364.8 million on September 30, 2009 from $319.3 million on September 30, 2008. Our primary supplier of loans, MBD, saw a 7.8% increase in its originations of military loans during fiscal 2009 over the same period in fiscal 2008, thus increasing the availability of loans for us to purchase in fiscal 2009. Our acquisitions from retail merchants increased by 103.6% during this same period. The increase in the acquisitions of retail installment contracts from retail merchants is due to an increase in our network of retail merchants as well as new relationships with larger regional merchants. See further discussion in the section entitled “Loan Acquisition/Origination.” Our aggregate average finance receivables also increased during this period to $349.5 million in fiscal 2009 from $295.5 million in fiscal 2008, an increase of $54.0 million or 18.3%.

Total Interest Income and Fees. Total interest income and fees in fiscal 2009 increased to $99.7 million from $83.8 million in fiscal 2008, an increase of $15.9 million or 19.0%. This increase is primarily due to an increase in aggregate average finance receivables of $54.0 million or 18.3%.

Interest Expense. Interest expense in fiscal 2009 increased to $17.9 million from $16.4 million in fiscal 2008, an increase of $1.5 million or 9.1%. Our average interest bearing liabilities increased to $234.3 in fiscal 2009 from $230.6 in fiscal 2008, an increase of $3.7 million or 1.6%. In January 2009, we started paying our lenders a minimum interest rate per annum of 5.00% for our revolving facility and 6.25% per annum for our amortizing notes. In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average, aggregate outstanding principal amount of all amortizing notes held by the lenders. As of September 30, 2009, we paid our lenders $0.5 million in uncommitted availability fees. The addition of the floor interest rates and uncommitted availability fee increased our cost of funds to 7.6% in fiscal 2009 compared to the cost of funds of 7.1% in fiscal 2008.

Provision for Credit Losses. The provision for credit losses in fiscal 2009 increased to $23.5 million from $21.9 million in fiscal 2008, an increase of $1.6 million or 7.3%. While the provision increased, we saw a decline in our net charge-offs as a percentage of our average total finance receivables to 6.24% compared to 6.96% in fiscal 2008. Loans that are 60 days or more delinquent have also increased to $10.8 million at September 30, 2009 from $9.7 million at September 30, 2008, an increase of $1.1 million or 11.3%; however, loans that are 60 days or more delinquent as a percentage of total loans has decreased to 2.97% in fiscal 2009 compared to 3.02% in fiscal 2008. See further discussion in “Allowance for Credit Losses” section.

Noninterest Income. Noninterest income consists of revenue from credit reinsurance premiums which increased to $4.4 million from $3.9 million in fiscal 2008, an increase of $0.5 million or 12.8%. The increase in credit reinsurance premiums is directly related to the increase in our loan acquisitions.

Noninterest Expenses. Noninterest expenses in fiscal 2009 increased to $42.0 million compared to $36.4 million in fiscal 2008, an increase of $5.6 million or 15.4%. The increase was primarily due to the increase in our management and record keeping services fees for the year. Management and record keeping services fees in fiscal 2009 increased by $6.6 million from fiscal 2008 due to a 14.2% increase in our aggregate finance receivables and an increase in the CPI for which these fees are based.

Year Ended September 30, 2008 Compared to September 30, 2007 Combined Period.

Our accounting for the Transaction required that purchase accounting treatment of the Transaction be “pushed down,” resulting in the adjustment of all of our net assets to their respective fair values as of the Transaction date.  Although we continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one.  As a result, our consolidated financial statements are presented for two periods:  Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively.  We have prepared our discussion of the results of operations by comparing the mathematical combination of the Predecessor Period from October 1, 2006 to May 31, 2007, and the Successor Period from June 1, 2007 to September 30, 2007. We refer to the twelve months ended September 30, 2007 as the 2007 Combined Period.  Although this presentation does not comply with generally accepted accounting principals (“GAAP”), we believe the combination of the 2007 periods provides a meaningful comparison to the 2008 period.  The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

There are significant differences in the way we operated in the Predecessor Period to the Successor Period. Certain fees and revenue we earned in the Predecessor Period are not collected in the Successor Period from our loans. We outsource origination of military loans and servicing of all loans and pay a fee to MBD in the Successor Period for these activities. Our expenses include amortization of our intangible assets in the Successor Period. Comparisons to prior periods are relevant, and changes have a material effect on our financial condition, results of operations and cash flow.

	Successor		Predecessor	Combined
	As of and for the	Period From	Period From	As of and for the
	Year Ended	June 1 -	Oct 1 -	Year Ended
	September 30,	Sept 30	May 31	September 30,
	2008	2007	2007	2007

Interest income and fees	$83,842,539	$25,319,478	$53,170,947	$78,490,425

Interest expense
Interest on borrowings and other debt	16,090,165	5,292,687	10,522,751	15,815,438
Interest expense	273,781	204,864	23,758	228,622
Interest expense	16,363,946	5,497,551	10,546,509	16,044,060

Net interest income before provision for credit losses	67,478,593	19,821,927	42,624,438	62,446,365
Provision for credit losses	21,911,854	11,368,272	21,101,441	32,469,713
Net interest income	45,566,739	8,453,655	21,522,997	29,976,652

Noninterest income:
Insurance premiums and commissions earned, net	3,940,598	1,492,782	3,313,121	4,805,903
Other	8,541	1,779	1,120,964	1,122,743
Total noninterest income	3,949,139	1,494,561	4,434,085	5,928,646

Noninterest expense:
Compensation and benefits	501,066	179,139	11,596,665	11,775,804
Management and record keeping services fee	27,605,379	8,676,418	—	8,676,418
Occupancy and equipment	822,378	103,925	2,807,135	2,911,060
Advertising	84,108	19,598	1,538,223	1,557,821
Professional and regulatory fees	1,346,307	86,773	1,445,539	1,532,312
Data processing	—	3,989	162,185	166,174
Amortization of intangibles	5,311,200	2,049,000	—	2,049,000
Other operating expenses	694,863	122,631	3,439,521	3,562,152
Total noninterest expense	36,365,301	11,241,473	20,989,268	32,230,741

Income (loss) before income taxes	13,150,577	(1,293,257)	4,967,814	3,674,557
Provision for (benefit from) income taxes	5,376,466	(470,445)	1,932,729	1,462,284
Net income (loss)	$7,774,111	$(822,812)	$3,035,085	$2,212,273

Total Finance Receivables. Our aggregate finance receivables increased 14.1% during fiscal 2008 to $319.3 million on September 30, 2008 from $279.8 million on September 30, 2007. Our primary supplier of loans, MBD, saw an increase in its originations of military loans during fiscal 2008 over the same period in fiscal 2007, thus increasing our ability to acquire more loans in fiscal 2008. Now that we acquire loans that are originated by a federally-chartered financial institution we have the opportunity to reach more customers than we have in years past. Our aggregate average finance receivables also increased during this period to $295.5 million in fiscal 2008 from $277.2 million in the successor period of June 1 to September 30, 2007, an increase of $18.3 million or 6.6%.

Total Interest Income and Fees. Total interest income and fees in fiscal 2008 increased to $83.8 million from $78.5 million in the 2007 Combined Period, an increase of $5.3 million or 6.8%. This increase is primarily due to an increase in aggregate average finance receivables of $18.3 million or 6.6%. This increase was in part offset by reduced fees as MBD now retains certain fees related to military loans as part of the Transaction. These fees amounted to approximately $4.9 million in the 2007 Combined Period.

Interest Expense. Interest expense in fiscal 2008 increased to $16.4 million from $16.0 million in the 2007 Combined Period, an increase of $.4 million or 2.5%. The weighted average interest rate on our debt remained constant at 6.6% in fiscal 2008 and in the 2007 Combined Period.

Provision for Credit Losses. The provision for credit losses in fiscal 2008 decreased to $21.9 million from $32.5 million in the 2007 Combined Period, a decrease of $10.6 million or 32.6%. This decrease is primarily due to positive trends in net-charge-offs and delinquency, as well as increased collection efforts during fiscal 2008. During fiscal 2007, we began experiencing an increase in our net charge-offs, from 6.0% of our average finance receivables in fiscal 2006 to 9.7% in fiscal 2007. This increase was due in part to the more frequent and longer term deployments of our military customers, as well as other economic conditions at that time. As a result, management increased the allowance for credit losses during the 2007 Combined Period. During fiscal 2008, we saw a decline in our net charge-offs to 7.0%. Loans that are 60 days or more delinquent have also decreased to $9.7 million at September 30, 2008 from $11.7 million at September 30, 2007, a decrease of $2.0 million or 17.1%. See further discussion in “Allowance for Credit Losses” section.

Noninterest Income. Total noninterest income in fiscal 2008 decreased to $3.9 million from $5.9 million in the 2007 Combined Period, a decrease of $2.0 million or 33.9%. Prior to June 1, 2007, we sold non-loan related products and services, including roadside assistance programs and discount cards. We discontinued the selling of these products and services as of June 1, 2007. Revenue from these programs during the 2007 Combined Period was $1.1 million. In addition, as of June 1 2007, we no longer sell credit insurance policies and have no commission income. Revenue from these commissions during the 2007 Combined Period was $1.5 million.

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

Prior to June 1, 2007, finance receivables were charged-off when management deemed them to be uncollectible through normal collection procedures on or before they become 270 days past due or earlier. Further, our SSLA requires us to charge-off finance receivables if they are 270 days past due or earlier if deemed appropriate. In connection with the Transaction, we changed our charge-off methodology (effective June 1, 2007) to coordinate it with MCFC’s charge-off methodology. Accordingly, we now charge-off finance receivables at 180 days past due or earlier if management deems it appropriate.

The following sets forth a pro-forma analysis of the five-year history of our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for finance receivables. Predecessor Period information has been adjusted to reflect finance receivable balances that would have been delinquent under the current 180 day charge-off policy methodology.

	Successor			Predecessor
	As of and for the	As of and for the			As of and for the
	Year Ended	Year Ended	As of	As of	Years Ended
	September 30,	September 30,	September 30,	May 31,	September 30,
Pro-Forma	2009	2008	2007	2007	2006	2005
			(dollars in thousands)
Total finance receivables	$364,786	$319,290	$279,778	$278,038	$271,866	$253,895
Total finance receivables balances 60	$10,837	$9,658	$11,693	$11,204	$11,243	$10,823
days or more past due
Total finance receivables balances 60	2.97%	3.02%	4.18%	4.03%	4.14%	4.26%
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

		Successor			Predecessor
	As of and for the	As of and for
	Year ended	the Year ended	As of	As of	As of and for the Years Ended
	September 30,	September 30,	September 30,	May 31,	September 30,
	2009	2008	2007	2007	2006	2005

			(dollars in thousands)
Total finance receivables	$364,786	$319,290	$279,778	$283,438	$276,817	$256,890
Total finance receivables balances 60	$10,837	$9,658	$11,693	$16,604	$16,194	$13,818
days or more past due
Total finance receivables balances 60	2.97%	3.02%	4.18%	5.86%	5.85%	5.38%
days or more past due as a percent
of total finance receivables

Credit Loss Experience and Provision for Credit Losses

General. The allowance for credit losses is maintained at an amount which management considers sufficient to cover estimated future losses. We utilize a statistical model based on potential credit risk trends incorporating both historical and prospective factors to estimate losses. These results and management's judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See "Item 1A. Risk Factors—If a customer leaves the military prior to repaying loans, there is an increased risk loans will not be repaid."

Military Loans. Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis. Our primary sources of charge-offs occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments. Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When buying loans, however, we cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military. Nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. Another source of loss is when a customer declares bankruptcy. See “Item 7. — Nonearning Assets."

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

	Successor			Predecessor
	As of and for the	As of and for	As of and for	As of and for
	Year Ended	the Year Ended	the Period from	the Period from	As of and for the Years Ended
	September 30,	September 30,	June 1 - Sept 30	Oct 1 - May 31	September 30,
	2009	2008	2007	2007	2006	2005
			(dollars in thousands)
Military loans:
Military receivables charged-off	$24,279	$21,784	$13,103	$13,936	$17,365	$11,730
Less recoveries	2,914	2,343	605	1,138	1,291	1,386
Net charge-offs	$21,365	$19,441	$12,498	$12,798	$16,074	$10,344
Average military receivables (1)	$315,044	$276,147	$258,206	$261,388	$248,966	$208,379
Percentage of net charge-offs to average	6.78%	7.04%	14.52%	7.34%	6.46%	4.96%
military receivables (2)

_______________________

(1)	Averages are computed using month-end balances.
(2)	Annualized percentages used for periods ending May 31, and September 30, 2007.

          Retail Installment Contracts. Under most of our arrangements with retail merchants, we typically withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased. The amounts withheld from a particular retail merchant are recorded in a specific reserve account. As of September 30, 2009, the aggregate amount of retail merchant reserves totaled $4.4 million, an increase of $2.9 million or 206%, from the same period last year. This represents a 12.7% reserve as a percentage of average retail installment contract receivables. Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its specific reserve account. Upon the retail merchant's request, and no more often than annually, we will pay the retail merchant the amount by which its specific reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant. Our allowance for credit losses is charged only to the extent that the loss on a retail installment contract exceeds the originating retail merchant's specific reserve account at the time of the loss.

The following table shows a five-year historical picture of net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts:

	Successor			Predecessor
	As of and for the	As of and for the	As of and for the	As of and for the
	Year Ended	Year Ended	Period from	Period from	As of and for the Years Ended
	September 30,	September 30,	June 1 - Sept 30	Oct 1 - May 31	September 30,
	2009	2008	2007	2007	2006	2005
			(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$762	$1,361	$591	$1,137	$156	$12
Less recoveries	312	234	34	54	58	73
Net charge-offs	$450	$1,127	$557	$1,083	$98	$(61)
Average retail installment contract	$34,436	$19,345	$19,037	$21,131	$22,799	$22,955
receivables (1)
Percentage of net charge-offs to	1.31%	5.83%	8.78%	7.69%	0.43%	(0.27)%
retail installment contract receivables

_______________________

(1)	Averages are computed using month-end balances.
(2)	Annualized percentages used for periods ending May 31, and September 30, 2007.

Allowance for Credit Losses. The following table sets forth the five-year history of our allowance for credit losses:

	Successor			Predecessor
	As of and for the	As of and for the	As of and for the	As of and for the
	Year Ended	Year Ended	Period from	Period from	As of and for the Years Ended
	September 30,	September 30,	June 1 - Sept 30	Oct 1 - May 31	September 30,
	2009	2008	2007	2007	2006	2005
			(dollars in thousands)
Average total finance receivables (1)	$349,480	$295,492	$277,243	$282,519	$271,765	$231,334
Provision for credit losses	$23,454	$21,912	$11,368	$21,101	$18,276	$13,044
Net charge-offs	$21,815	$20,569	$13,056	$13,881	$16,172	$10,283
Net charge-offs as a percentage of	6.24%	6.96%	14.13%	7.37%	5.95%	4.45%
average total finance receivables
Allowance for credit losses	$24,621	$22,982	$21,639	$23,326	$16,106	$14,002
Allowance as a percentage of average	7.05%	7.78%	7.81%	8.26%	5.93%	6.05%
total finance receivables

_________________________

(1)	Averages are computed using month-end balances.

Management increased the allowance for credit losses in fiscal 2009 to $24.6 million from $23.0 million at the end of fiscal 2008, as a result of the increase in aggregate average finance receivables of $54.0 million or 18.3%. In June of fiscal 2007, we took a one-time charge-off of $4.5 million when we implemented the change in our charge-off methodology to follow MCFC’s methodology in connection with the Transaction. The result of this one-time charge-off of loans reduced the number of delinquent loans in our portfolio. As a result, management reduced the allowance for credit losses from $23.3 million at the end of May 2007 to $21.6 million at the end of September 2007.

The following table sets forth history of the components of our allowance for credit losses:

	Successor			Predecessor
	As of and for the	As of and for the	As of and for the	As of and for the
	Year Ended	Year Ended	Period from	Period from	As of and for the Years Ended
	September 30,	September 30,	June 1 – Sept 30	Oct 1 – May 31	September 30,
	2009	2008	2007	2007	2006	2005
			(dollars in thousands)
Balance, beginning of period	$22,982	$21,639	$23,326	$16,106	$14,002	$11,241
Charge-offs:
Finance receivables
charged-off	(25,041)	(23,146)	(13,694)	(15,073)	(17,521)	(11,742)
Recoveries	3,226	2,577	639	1,192	1,349	1,459
Net charge-offs	(21,815)	(20,569)	(13,055)	(13,881)	(16,172)	(10,283)
Provision for credit losses	23,454	21,912	11,368	21,101	18,276	13,044
Balance, end of period	$24,621	$22,982	$21,639	$23,326	$16,106	$14,002

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

Loan Acquisition / Origination

Asset growth is the most important factor in determining our future revenues. We are dependent upon MBD and retail merchants to increase their originations for our future growth. In connection with purchasing the loans, we pay MBD a fee in the amount of $35.00 for each military consumer loan originated by MBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in MBD’s deferred acquisition cost analysis. For fiscal 2009, loans purchased from MBD and retail merchants increased to $395.8 million from $355.3 million in fiscal 2008, an increase of $40.5 million or 11.4%. See "Item 1: Business—General."

The following table sets forth the five-year history of overall loan acquisitions / originations and lending activities:

	Successor			Predecessor
	As of and for the	As of and for the	For the Period	For the Period
	Year Ended	Year Ended	from	from	As of and for the Years Ended
	September 30,	September 30,	June 1 – Sept 30	Oct 1 – May 31	September 30,
	2009	2008	2007	2007	2006	2005
		(dollars in thousands, except for average note amounts)
Total loans acquired/originated:
Gross balance	$395,768	$355,329	$100,068	$200,552	$288,995	$299,984
Number of finance receivable notes	129,120	112,155	29,421	57,139	82,779	87,337
Average note amount	$3,065	$3,168	$3,401	$3,510	$3,491	$3,435

Military loans:
Gross balance	$348,984	$335,271	$95,314	$188,843	$269,231	$277,524
Number of finance receivable notes	111,664	104,986	27,727	53,198	75,961	79,615
Average note amount	$3,125	$3,193	$3,438	$3,550	$3,544	$3,486

Retail installment contracts:
Gross balance	$46,784	$20,058	$4,754	$11,709	$19,764	$22,460
Number of finance receivable notes	17,456	7,169	1,694	3,941	6,818	7,722
Average note amount	$2,680	$2,798	$2,806	$2,971	$2,899	$2,909

Based upon the results of a regulatory examination, the Office of Thrift Supervision ("OTS") expressed concerns largely related to asset quality issues at MCB and the need for MCB, along with our parent, MCFC, to develop plans to perform analyses and conduct reviews to reduce problem assets, improve earnings and ensure that liquidity, capital and the allowance for loan and lease losses are reasonable and to commensurate needs and risk profiles consistent with the MCB’s regulatory guidelines and related needs. As a result of the concerns noted by the OTS, MCB and MCFC entered into separate confidential Memorandums of Understanding (“MOUs”) with the OTS. The MOUs are informal agreements and are not available to the public. As of September 30, 2009, MCFC and MCB were both in compliance with the MOUs. The asset quality issues raised by OTS did not relate to the military loans originated by MBD and acquired by us.

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry. Our principal use of cash is to purchase military loans and retail installment contracts. We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and operations, and the cash generated from loan repayments and operations. This amount is generally cash used in investing activities. Cash used in investing activities in fiscal 2009 was approximately $70.8 million, which was funded from operating activities of $48.3 million and $13.1 million from financing activities. The increase in our cash used in investing activities and provided by operating activities is primarily attributable to the increase in finance receivables purchased from MBD. Cash used in investing activities in fiscal 2008 was approximately $59.5 million, which was funded from $36.7 million of cash from operating activities and $31.9 million from financing activities. We have not sold any investment notes since December 31, 2006. In the Successor Period, financing activities primarily consist of borrowing and repayments of debt incurred under our SSLA. With ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some banks in our credit group which may reduce their ability to participate in our credit facility or may cause a decrease in their willingness to lend at the current levels. In addition, we have borrowings of $53 million from withdrawing banks who previously participated in the Senior Lending Agreement; this capacity needs to be replaced to fund purchases of additional finance receivables. In an effort to conserve our funding resources, we have reduced our loan acquisitions.

Senior Indebtedness-Bank Debt.

On June 12, 2009, we entered into the SSLA with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”). The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”). The initial term of the SSLA ends on March 31, 2010 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year. Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”). The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future. Any lender may elect not to participate in any future fundings at any time without penalty. As of September 30, 2009, we could request up to $27.8 million in additional funds and remain in compliance with the terms of the SSLA. No lender, however, has any contractual obligation to lend us these additional funds.

The aggregate notional balance outstanding under amortizing notes was $221.2 million and $198.5 million at September 30, 2009 and 2008, respectively. Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued. The interest rate may not be less than 6.25%. All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments. There were 321 and 330 amortizing term notes outstanding at September 30, 2009 and 2008, respectively, with a weighted-average interest rate of 6.54% and 6.63%, respectively. Interest on amortizing notes is payable monthly. In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average, aggregate outstanding principal amount of all amortizing notes held by the lenders. As of September 30, 2009, we paid our lenders $0.5 million in uncommitted availability fees.

Advances outstanding under the revolving credit line were $20.8 million and $23.6 million at September 30, 2009 and 2008, respectively. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.00%, whichever is greater. Interest on borrowings was 5.00% at September 30, 2009 and 2008, respectively.

Substantially all of our assets secure this debt under the SSLA. The SSLA also limits, among other things, our ability to (1) incur additional debt from the lenders beyond that allowed by specific financial ratios and tests, (2) borrow or incur other additional debt except as permitted in the SSLA, (3) pledge assets, (4) pay dividends, (5) consummate certain asset sales and dispositions, (6) merge, consolidate or enter into a business combination with any other person, (7) pay fees to MCFC each year except as provided in the SSLA, (8) purchase, redeem, retire or otherwise acquire any of our outstanding equity interests, (9) issue additional equity interests, (10) guarantee the debt of others without reasonable compensation and only in the ordinary course of business or (11) enter into agreements with our affiliates.

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables, unless otherwise required by GAAP, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008. Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise. No part of the consolidated total required may be distributed as a dividend.

We may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $735,000 plus reimbursable expenses. Such amount may be increased on each anniversary of the SSLA by the percentage increase in the CPI published by the United States Bureau of Labor for the calendar year then most recently ended. Except as required by law, we may not stop purchasing small loans to military families from MBD, unless the lenders consent to such action.

The breach of any of these covenants could result in a default under the SSLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable. As of September 30, 2009, we were in compliance with all loan covenants.

Once an event of default has occurred, the Agent has the right, on behalf of all holders of the Senior Debt, to immediately take possession and control of the collateral. When the Agent notifies us of an event of default, the interest rate on all Senior Debt will automatically increase to a default rate equal to 2% above the interest rate otherwise payable on such Senior Debt. The default rate will remain in effect so long as any event of default has not been cured.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty. MCFC guaranteed the Senior Debt and accrued interest in accordance with the terms of the Unlimited Continuing Guaranty. Under the Unlimited Continuing Guarantee, MCFC also agreed to indemnify the Lenders and the Agent for all reasonable costs and expenses (including reasonable fees of counsel) incurred by the Lenders or the Agent for payments made under the Senior Debt that are rescinded or must be repaid by lenders to us. If MCFC is required to satisfy any of borrowers’ obligations under the Senior Debt, the Lenders and the Agent will assign without recourse the related Senior Debt to MCFC.

Concurrently, in connection with the execution of the SSLA, MCFC entered into a Negative Pledge Agreement in favor of the Agent. Under the Negative Pledge Agreement, MCFC represented that it will not pledge, sell, assign or transfer its ownership of all or any part of the issued and outstanding capital stock of PFS and will not otherwise or further encumber any of such capital stock beyond the currently existing negative pledge thereof in favor of Branch Banking and Trust Company, a North Carolina banking corporation headquartered in Winston-Salem, North Carolina (“BB&T”). Once the pledge of the capital stock of PFS to BB&T is terminated, MCFC will pledge all of its capital stock in PFS to the Agent for the benefit of the lenders to secure payment of all Senior Debt.

As of September 30, 2009, the lenders have indicated a willingness to participate in fundings up to an aggregate of $216 million during the next 12 months, including $189 million which is currently outstanding. In addition, the Company has borrowings of $53 million from withdrawing banks who had previously participated in the SLA.

Senior Indebtedness Table. The following table sets forth a five-year history of the total borrowings and availability under the SSLA, the former Senior Lending Agreement and our former revolving line from PFI:

	As of and for the Years Ending September 30,
	2009	2008	2007	2006	2005
		(dollars in thousands)
Revolving credit line (1):
Total facility	$32,500	$40,000	$45,000	$49,559	$47,444
Balance at end of year	$20,770	$23,586	$15,463	$13,285	$15,624
Maximum available credit (2)	$11,730	$16,414	$29,537	$36,274	$31,820

Term notes (3):
Total facility	$236,888	$260,892	$285,445	$225,000	$207,000
Balance at end of year	$221,187	$198,466	$169,345	$170,533	$163,973
Maximum available credit (2)	$16,098	$62,426	$116,100	$54,467	$43,027

Total revolving and term notes (1)(3):
Total facility	$269,388	$300,892	$330,445	$274,559	$254,444
Balance at end of year	$241,957	$222,052	$184,808	$183,818	$179,597
Maximum available credit (2)	$27,828	$78,840	$145,637	$90,741	$74,847
Credit facility available (4)	$27,828	$20,110	$27,558	$31,019	$18,154
Percent utilization of the total facility	89.82%	73.80%	55.93%	66.95%	70.58%

_____________________________

(1)	Includes revolving credit line from our parent for years ending September 30, 2006 and 2005
(2)	Maximum available credit assuming proceeds in excess of the amounts shown below under "Credit Facility Available"

are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaning a Senior Indebtedness to Net Receivable Ratio of not more than 80.0%

(3)	Incudes 48-month amortizing term note.
(4)	Credit available based on the existing asset borrowing base and maintaining a Senior Indebtedness to Net Notes

Receivable Ratio of not more than 80%.

Outstanding Investment Notes. Prior to December 31, 2006, we funded certain capital and financial needs through the sale of investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of September 30, 2009, we had outstanding $33.3 million of these notes (with accrued interest) which includes a $0.6 million purchase adjustment. The purchase adjustments relate to fair value adjustments recorded as part of the Transaction. These notes had a weighted average interest rate of 9.51% as of September 30, 2009.

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

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. A significant and sustained increase in interest rates could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on military loans and retail installment contracts and interest rates paid under our senior lending agreement and investment notes. Inflation also may negatively affect our operating expenses. With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some lenders in our credit group which may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels. In addition we have borrowings of $53 million from withdrawing banks who had previously participated in the SLA; this capacity needs to be replaced to fund purchases of additional finance receivables.

Critical Accounting Policies

General. Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the finance company industry. The significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1 to the Consolidated Financial Statements. Critical accounting policies require management to make estimates and assumptions, which affect the reported amounts of assets, liabilities, income and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position and results of operations.

Allowance for Credit Losses and Provision for Credit Losses. We consider our policy regarding the allowance and resulting provision for credit losses to be our most important accounting policy due to the significant degree of management judgment applied in establishing the allowance and the provision.

We utilize a statistical model which incorporates both historical and prospective estimates to better forecast potential credit risk trends to determine the appropriate amount of allowance for credit losses.

We evaluate the finance receivable portfolio quarterly. Our portfolio consists of a large number of relatively small, homogenous accounts. No account is large enough to warrant individual evaluation for impairment. We consider numerous qualitative and quantitative factors in estimating losses in our finance receivable portfolio, including the following:

•	Prior credit losses and recovery experience
•	Current economic conditions
•	Current finance receivable delinquency trends
•	Demographics of the current finance receivable portfolio

We also use several ratios to aid in the process of evaluating prior finance receivable loss and delinquency experience. Each ratio is useful, but each has its limitations. These ratios include:

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

In addition to these models, we exercise our judgment, based on our experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. We consider this estimate to be a critical accounting estimate that affects its net income in total and the pretax operating income of our business. See "Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations—Credit Loss Experience and Provision for Credit Losses."

Goodwill and Other Intangible Assets. Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. Other intangible assets represent other identifiable assets. Goodwill is not amortized over an estimated useful life, but rather tested at least annually for impairment. Intangible assets other than goodwill, which are determined to have finite lives, continue to be amortized on straight-line or accelerated bases over their estimated useful lives. Amortizing intangibles are currently evaluated for impairment. Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Contractual Obligations

We have the following payment obligations under current financing and leasing arrangements as of September 30, 2009:

		Payments Due By Period
		Less than
Contractual obligations:	Total	1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$266,382,218	$87,599,846	$143,495,833	$22,806,699	$12,479,840
Interest on long term debt (1)	18,763,695	5,811,219	9,600,909	2,164,733	1,186,833
Total contractual cash obligations	$285,145,912	$93,411,065	$153,096,742	$24,971,432	$13,666,673

____________________________

(1)	Interest on long term debt is calculated using the weighted average interest rate of 6.54% for amortizing term notes and 9.51% for investment notes as of September 30, 2009.

		Amount of Commitment Expiration Per Period

	Total Amounts	Less Than
Other commercial commitments:	Committed	1 Year	1-3 years	4-5 years	Over 5 years
Lines of credit	$20,770	$20,770	——	——	——
Interest on lines of credit (1)	1,039	1,039
Total lines of credit	$21,809	$21,809	——	——	——

____________________________

(1)	Interest on lines of credit is calculated using the fixed rate of 5.00% as of September 30, 2009

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

In February 2008, the FASB issued new accounting guidance which deferred the effective date of applying fair value measurement guidance for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We elected to defer the adoption of this guidance until October 1, 2009. We are in the process of determining the impact of adoption on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance related to the consolidation of variable interest entities. The guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We do not believe the adoption of this pronouncement will have a material impact on our consolidated financial statements.

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

The amounts set forth below show the impact on earnings of changes in interest rates on variable rate debt as of the time it is scheduled to adjust, and upon the debt that matured during 2009, assuming adjustments to, or refinancing at, rates available at September 30, 2009. Changes in interest expense for various possible fluctuations in the interest rates of debt for fiscal 2009 may be estimated as follows:

Decrease/increase:	-2%	-1%	0%	+1%	+2%
Revolving credit line	$(415,400)	$(207,700)	$—	$207,700	$415,400
Amortizing term notes	(1,923,421)	(1,083,499)	(243,577)	596,344	1,436,266
Investment note	(55,623)	(27,950)	(277)	27,396	55,070
Total impact on interest expense	$(2,394,444)	$(1,319,149)	$(243,854)	$831,440	$1,906,736

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009, 2008 AND 2007

(WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING REPORTS THEREON)

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	27

Consolidated Balance Sheets September 30, 2009 and 2008	29

Consolidated Statements of Operations for the Successor periods ended September 30, 2009 and 2008 and, the Successor period from June 1, 2007 to September 30, 2007, and the Predecessor period from October 1, 2006 to May 31, 2007,	30

Consolidated Statements of Stockholder’s Equity for the Predecessor period from October 1, 2006 to May 31, 2007	31
Consolidated Statements of Stockholder’s Equity for the Successor periods ended September 30, 2009 and 2008, and the Successor period from June 1, 2007 to September 30, 2007	32
Consolidated Statements of Cash Flows for the Successor periods ended September 30, 2009 and 2008, the Successor period from June 1, 2007 to September 30, 2007, and the Predecessor period from October 1, 2006 to and May 31, 2007	33

Notes to Consolidated Financial Statements	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and Stockholder of Pioneer Financial Services, Inc.

Pioneer Financial Services, Inc.

Kansas City, MO.

We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended September 30, 2009 and 2008, and the period from June 1, 2007 to September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pioneer Financial Services, Inc. as of September 30, 2009 and 2008, and the results of its operations and their cash flows for the two years ended September 30, 2009 and September 30, 2008, and the period from June 1, 2007 to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole; present fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, on October 1, 2007, the Company has adopted Accounting Standards Codification 740, “Income Taxes” (formerly Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”).

As discussed in Note 2 to the consolidated financial statements, on May 31, 2007, the Company was acquired by MidCountry Financial Corp. and immediately subsequent to the acquisition, the Company made a dividend to MidCountry Financial Corp., of its business operations and certain assets and liabilities related to the origination and servicing of finance receivables.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN

December 2, 2009

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

/s/ MAYER HOFFMAN McCANN P.C.

Leawood, Kansas

January 3, 2008

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 AND 2008

ASSETS

	2009	2008

Cash and cash equivalents - non-restricted	$3,311,478	$12,747,137
Cash and cash equivalents - restricted	114,058	701,700
Investments - restricted	8,287,905	6,840,531
Investments - non-restricted	130,000	130,000

Net finance receivables	313,930,096	271,729,886

Furniture and equipment, net	427,639	556,604
Deferred income tax asset	4,294,966	2,585,693
Prepaid and other assets	5,915,115	6,319,812
Deferred acquisition costs	3,034,599	2,917,548
Goodwill	31,474,280	29,474,280
Intangibles - net	14,405,000	18,639,800

Total assets	$385,325,136	$352,642,991

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$20,770,000	$23,586,000
Accounts payable	1,891,825	1,667,373
Accrued expenses and other liabilities	7,682,887	5,528,119
Amortizing term notes	221,187,023	198,413,822
Investment notes	33,306,309	34,903,686

Total liabilities	284,838,044	264,099,000

Stockholder's equity:
Common stock, no par value; 1 share issued and
outstanding	86,394,200	84,394,200
Accumulated other comprehensive income	124,383	—
Retained earnings	13,968,509	4,149,791

Total stockholder's equity	100,487,092	88,543,991

Total liabilities and stockholder's equity	$385,325,136	$352,642,991

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	Year Ended	Year Ended	Period From	Period From
	September 30,	September 30,	June 1 - Sept 30	Oct 1 - May 31
	2009	2008	2007	2007

Interest income and fees	$99,689,511	$83,842,539	$25,319,478	$53,170,947

Interest expense	17,854,731	16,363,946	5,497,551	10,546,509

Net interest income before provision for credit losses	81,834,781	67,478,593	19,821,927	42,624,438
Provision for credit losses	23,454,336	21,911,854	11,368,272	21,101,441
Net interest income	58,380,445	45,566,739	8,453,655	21,522,997

Noninterest income:
Insurance premiums earned	4,386,809	3,940,598	1,492,782	3,313,121
Other	901	8,541	1,779	1,120,964
Total noninterest income	4,387,710	3,949,139	1,494,561	4,434,085

Noninterest expense:
Management and record keeping services fee	34,285,932	27,605,379	8,676,418	—
Professional and regulatory fees	1,408,458	1,346,307	86,773	1,445,539
Insurance losses and fees
Amortization of intangibles	4,234,800	5,311,200	2,049,000	—
Other operating expenses	2,084,847	2,102,415	429,282	19,543,729
Total noninterest expense	42,014,037	36,365,301	11,241,473	20,989,268

Income (loss) before income taxes	20,754,118	13,150,577	(1,293,257)	4,967,814
Provision for (benefit from) income taxes	7,417,566	5,376,466	(470,445)	1,932,729
Net income (loss)	$13,336,552	$7,774,111	$(822,812)	$3,035,085

Net income (loss) per share, basic and diluted (1)	$13,336,552	$7,774,111	$(822,812)	$177.12

_______________________________________

(1)	Number of shares outstanding is one and 17,136 in the successor and predecessor period, respectively.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE PREDECESSOR PERIOD FROM OCTOBER 1, 2006 TO MAY 31, 2007

				Accumulated
				Other
			Retained	Comprehensive
	Total	Common Stock	Earnings	Income

Balance, September 30, 2006	$39,010,057	$1,713,600	$37,296,457	$—

Net income	3,035,085	—	3,035,085	—
Dividend paid ($583.60 per share)	(10,000,569)	—	(10,000,569)	—

Balance, May 31, 2007	$32,044,573	$1,713,600	$30,330,973	$—

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE SUCCESSOR PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

AND THE SUCCESSOR PERIOD FROM JUNE 1, 2007 TO SEPTEMBER 30, 2007

				Accumulated
				Other
			Retained	Comprehensive
	Total	Common Stock	Earnings	Income

Balance, June 1, 2007	$—	$—	$—	$—
Investment by parent	86,229,762	86,229,762	—	—
Additional capital contributed	7,432,000	7,432,000	—	—
Dividend of business operations to MCFC	(11,267,562)	(11,267,562)	—	—
Net loss	(822,812)	—	(822,812)	—

Balance, September 30, 2007	$81,571,388	$82,394,200	$(822,812)	$—

Net income	7,774,111	—	7,774,111	—
Capital contribution by parent	2,000,000	2,000,000	—	—
Dividend paid to parent	(2,507,177)		(2,507,177)	—
Accounting for uncertain tax provisions (Note 9)	(294,331)	—	(294,331)	—

Balance, September 30, 2008	$88,543,991	$84,394,200	$4,149,791	$—

Comprehensive income:
Net income	13,336,552	—	13,336,552	—
Unrealized gain on investments,	—
net of tax of $66,976	124,383	—	—	124,383
Total comprehensive income	$13,460,935	$—	$13,336,552	$124,383

Capital contribution by parent	2,000,000	2,000,000	—	—
Dividend paid to parent	(3,517,834)	—	(3,517,834)	—
Balance, September 30, 2009	$100,487,092	$86,394,200	$13,968,509	$124,383

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year Ended	Year Ended	Period From	Period From
	September 30,	September 30,	June 1–Sept 30	Oct 1 – May 31
	2009	2008	2007	2007
Cash flows from operating activities:
Net income (loss)	$13,336,552	$7,774,111	$(822,812)	$3,035,085
Items not requiring (providing) cash:
Provision for credit losses on
finance receivables	23,454,336	21,911,854	11,368,272	21,101,441
Depreciation and amortization	4,663,599	4,194,249	1,312,884	936,559
Loss (gain) on disposal/donation of equipment	—	—	—	(62,616)
Deferred income taxes	(1,776,250)	(2,028,905)	(138,085)	(3,385,179)
Interest accrued on investment notes	1,811,936	1,775,038	500,781	1,133,065
Changes in:
Accounts payable and accrued	2,379,221	234,602	(1,654,552)	6,678,186
expenses
Deferred fees - net	4,284,931	3,620,404	(4,190,320)	6,085,856
Unearned premium reserves	(172,236)	(407,566)	29,835	—
Prepaids and other assets	287,646	(382,640)	(1,201,403)	(1,305,297)

Net cash provided by operating
activities	48,269,735	36,691,147	5,204,600	34,217,100

Cash flows from investing activities:
Finance receivables originated	—	—	—	(119,348,414)
Finance receivables purchased from affiliate	(225,538,247)	(210,919,449)	(57,471,676)	—
Finance receivables purchased from retail merchants	(45,203,536)	(19,361,976)	(4,740,350)	(11,223,718)
Finance receivables repaid	200,892,812	171,328,697	57,125,365	105,686,447
Capital expenditures	(186,672)	(80,300)	(58,265)	(105,506)
Acquisition of Pioneer Financial Services, Inc.	—	—	(68,800,473)	—
Change in restricted cash	587,642	2,838,531	(63,652)	(3,311,760)
Investments purchased - restricted	(4,058,839)	(7,878,932)	(1,087,048)	(2,020,923)
Investments matured - restricted	2,722,000	4,446,435	1,056,000	2,849,000
Investments matured - non-restricted	—	100,000	1,000,000	—
Net cash used in investing activities	(70,784,840)	(59,526,994)	(73,040,099)	(27,474,874)

Cash flows from financing activities:
Net borrowing (repayments) under lines	(2,816,000)	8,123,000	(136,000)	2,313,978
of credit
Proceeds from borrowings	114,824,809	109,000,000	19,000,000	52,785,224
Repayment of borrowings	(95,411,529)	(82,733,663)	(26,000,777)	(47,100,607)
Capital contribution	—	—	76,232,473	—
Dividends paid to parent	(3,517,834)	(2,507,177)	(3,897,333)	(10,000,569)

Net cash provided by (used in)
financing activities	13,079,446	31,882,160	65,198,363	(2,001,974)

Net increase (decrease) in cash and equivalents	(9,435,659)	9,046,313	(2,637,136)	4,740,252

Cash and cash equivalents
Beginning of period	12,747,137	3,700,823	6,337,959	1,597,707

Cash and cash equivalents
End of period	$3,311,478	$12,747,137	$3,700,823	$6,337,959

Additional cash flow information:
Interest paid	$15,837,326	$14,560,248	$4,798,872	$9,242,496
Income taxes paid	$9,607,164	$7,138,493	$1,111,150	$2,427,013
Noncash financing activities:
Capital contribution from parent	$2,000,000	$2,000,000

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009, 2008, AND 2007

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

Although we continued as the same legal entity after the Transaction, the application of push down accounting represents the termination of the old accounting entity and the creation of a new one. As a result, the accompanying consolidated financial statements represent the Successor period from June 1, 2007 to September 30, 2009, and the Predecessor period from October 1, 2006 to May 31, 2007.

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operation and certain assets and liabilities related to the origination and servicing of our finance receivables. MCFC contributed these operations to MidCountry Bank, a federally chartered stock savings association and wholly owned subsidiary of MCFC (“MCB”). MCB formed the Military Banking Division (“MBD”) which is composed exclusively of the assets and liabilities contributed from MCFC. This transaction is further described in “Note 2: Transaction and Dividend of Operations and Net Assets to MCFC.” As part of the Transaction, we entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD. Under the LSMS Agreement, MBD is obligated to originate loans and we are obligated to purchase those loans that meet our business model and underwriting guidelines. Also under the LSMS Agreement, MBD will provide us with management and record keeping services. As part of the Transaction, substantially all of our employees became employees of MBD. We pay fees for loans purchased and originated by MBD and management and record keeping services provided by MBD. The LSMS Agreement is further described in “Note 7: Related Party Transactions.”

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from MBD. These receivables represent loans exclusively to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We also purchase finance receivables from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.

Cash and Cash Equivalents – Non-Restricted

Our cash equivalents consisted of a money market account at September 30, 2009 and 2008. From time-to-time, our cash and cash equivalents exceed federally insured limits.

Cash and Cash Equivalents - Restricted

We are required to maintain restricted cash pursuant to an agreement with The Assurant Group (“Assurant”) a third party insurance company that underwrites policies sold by us. Based on the agreement, we are required to maintain cash and cash equivalents and/or investments in custodial accounts, in the amount of 102% of unearned premium and insurance claim and policy reserves, with a qualified financial institution.

Investments - Non-Restricted

We classify all non-restricted investments as held-to-maturity and are recorded at historical cost, adjusted for amortization of premiums and accretion of discounts. If the fair value of any investment security declines below cost and we consider the decline to be other than temporary, we reduce the investment security to its fair value, and record a loss.

Investments - Restricted

We classify all restricted investments as available-for-sale and record them at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in stockholder’s equity. If the fair value of any investment security declines below cost and we consider the decline to be other than temporary, we reduce the investment security to its fair value, and record a loss.

These investments are restricted pursuant to an agreement with Assurant. Based on the agreement, we are required to maintain cash and cash equivalents and/or investments in custodial accounts, in the amount of 102% of unearned premium and insurance claim and policy reserves, with a qualified financial institution.

Finance Receivables

Finance receivables are carried at amortized cost and are adjusted for unamortized direct origination fees and reduced for finance charges on pre-computed finance receivables, unearned dealer discounts, allowances for credit losses, insurance reserves and unearned premiums. Direct origination costs, which include personnel expenses in the predecessor period, are deferred and amortized over the estimated life of the related finance receivables. Insurance reserves and unearned premiums applicable to credit risk on consumer receivables are treated as a reduction of finance receivables in the consolidated balance sheet since the payments on such policies generally are used to reduce outstanding receivables.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. Other intangible assets represent premiums paid for other identifiable assets (see Note 7: Goodwill and Other Intangible Assets for more details). Goodwill is not amortized over an estimated useful life, but rather be tested annually for impairment as of September 30th. Intangible assets other than goodwill, which are determined to have finite lives, are amortized on straight-line or accelerated bases over their estimated useful lives between three and ten years. Amortizing intangibles are assessed for impairment only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Deferred Policy Acquisition Costs

The costs of acquiring the insurance policies are primarily related to the production of new and renewal business and have been deferred to the extent that such costs are deemed recoverable from future profits. Such costs principally include reinsurance fees and premium taxes. Costs deferred on property and casualty and credit policies are amortized over the term of the related policies in relation to the premiums earned. We anticipated investment income in its periodic evaluation of whether deferred policy acquisition costs can be recovered from future profits. If such costs are deemed to be not recoverable, the adjustment is recorded in the current period results of operations.

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

Revenue Recognition

Interest Income on Finance Receivables

Interest income on finance receivables is recognized as revenue on an accrual basis using the effective yield method. The deferred fees, net of costs, are accreted into income using the effective-yield method over the estimated life of the finance receivable. If a finance receivable, net of costs, liquidates before accretion is completed, we charge or credit any unaccreted net deferred fees or costs to income at the date of liquidation. We recognized late charges as fee income when received. We stop accruing interest income on finance receivables when a payment has not been received for 90 days, and the interest due exceeds an amount equal to 90 days of interest charges. The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received. Prior to June 1, 2007, substantially all of the fee income we derived from these loans consisted of origination, prepayment and late fees. After June 1, 2007, prepayment fees have been discontinued and all late fee income paid by borrowers is now earned by MBD.

Insurance and Reinsurance Premium Income

Prior to June 1, 2007, life and accident and health insurance premiums were placed with non-related insurance companies. Premiums on such insurance were remitted to the insurance companies. Retrospective insurance commissions, if any, on this insurance were taken into income only as received. After June 1, 2007, we no longer sell life and accident and health insurance.  This aspect of the business is now being handled by MBD. Under a reinsurance agreement, we assume from Assurant all risks on the credit accident and health insurance policies written on all of the military loans. Reinsurance premiums are recognized as revenue over the period of risk in proportion to the amount of insurance protection provided.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recorded at currently enacted tax rates applicable to the period in which assets or liabilities are expected to be realized or settled. Deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates resulting in income adjustments in the period such changes are enacted.

We are included in the consolidated federal income tax return, and for certain states, combined state tax returns with MCFC. We have provided for income taxes on a separate company basis for both federal and state purposes and are subject to a tax sharing agreement with MCFC and affiliates.

Prior to the Transaction, we filed our federal income tax returns on a consolidated basis with our former parent company, Pioneer Financial Industries, Inc., and other affiliates.

New Accounting Pronouncements Not Yet Adopted

In February 2008, the FASB issued new accounting guidance which deferred the effective date of applying fair value measurement guidance for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We elected to defer the adoption of this guidance until October 1, 2009. We are in the process of determining the impact of adoption on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance related to the consolidation of variable interest entities. The guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We do not believe the adoption of this pronouncement will have a material impact on our consolidated financial statements.

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

Reclassifications

In certain instances, amounts reported in the 2007 consolidated financial statements for the Predecessor Period have been reclassified to conform to presentations for 2008 and 2009. Such reclassifications had no effect on previously reported stockholder’s equity or net income.

NOTE 2: TRANSACTION AND DIVIDEND OF OPERATIONS AND NET ASSETS TO MCFC

In connection with the Transaction, MCFC paid the shareholders of PFI (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC was also required to pay the Sellers an additional $5 million in contingent payments, of which $4 million was contributed to us and $1 million to MBD.

The components of the purchase price were as follows:

Stock in MCFC Financial Corp.	$15,000,000
Cash	68,800,473
Direct acquisition costs	492,000
Consideration paid	84,292,473
Assumption of liabilities	1,937,289
Total purchase price	$86,229,762
Contingent payment on March 31, 2008	2,000,000
Contingent payment on March 31, 2009	2,000,000
Total purchase price as of September 30, 2009	$90,229,762

The fair value assigned to intangible assets acquired and assumed liabilities is supported by valuations using estimates and assumptions provided by management. We have also retained independent appraisers to assist in these valuations. The primary changes to the balance sheet reflect certain assets and liabilities as follows:

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

Cash and cash equivalents	$811,651
Furniture and equipment	1,391,211
Goodwill	11,140,562
Intangibles	200,000
Due to parent	3,085,682
Other assets	687,559
Total assets	17,316,665
Accrued expenses and other liabilities	(5,976,103)
Deferred tax liabilities, net	(73,000)
Total liabilities	(6,049,103)
Assets in excess of liabilities	$11,267,562

NOTE 3: FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables at September 30, 2009 and 2008, consisted of the following:

	Successor
	2009	2008

Military receivables/loans	$320,804,513	$297,683,255
Retail installment contracts	43,981,657	21,607,119

Total finance receivables	364,786,170	319,290,374

Purchase adjustment (1)	—	(81,730)
Net deferred loan fees and dealer discounts	(18,591,300)	(17,025,218)
Unearned insurance premium reserves	(7,016,414)	(6,963,814)
Insurance claims and policy reserves	(627,106)	(507,470)

Finance receivables - net of unearned fees and premiums	338,551,351	294,712,142

Allowance for credit losses	(24,621,255)	(22,982,256)

Finance receivables - net of allowance	$313,930,096	$271,729,886

____________________________

(1)	Relates to the fair value adjustments recorded to finance receivables as part of the Transaction.

Changes in the allowance for credit losses during the fiscal years ended September 30, 2009 and 2008 and the periods ended September 30 and May 31, 2007 were as follows:

	Successor			Predecessor
	As of and for the	As of and for the
	Year ended	Year ended	Period From	Period From
	September 30,	September 30,	September 30,	October 1 – May 31
	2009	2008	2007	2007

Balance beginning of period	$22,982,256	$21,638,655	$23,326,289	$16,105,868
Charge-offs:
Finance receivables
charged-off "	(25,041,024)	(23,145,642)	(13,694,112)	(15,072,962)
Recoveries	3,225,687	2,577,389	638,206	1,191,942
Net charge-offs	(21,815,337)	(20,568,253)	(13,055,906)	(13,881,020)
Provision for credit losses	23,454,336	21,911,854	11,368,272	21,101,441

Balance end of period	$24,621,255	$22,982,256	$21,638,655	$23,326,289

At September 30, 2009 and 2008, military loan receivables originated averaged $3,125 and $3,193, with a weighted maturity of 25.4 months and 25.8 months, while retail installment contracts purchased averaged $2,680 and $2,798 with a weighted maturity of 24.7 months and 25.6 months, respectively. At September 30, 2009 and 2008, the accrual of interest income had been suspended on $6,308,400 and $6,052,839 of loans, respectively.

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

Activity in the liability for unpaid claims and claim adjustment expenses for our health and life coverages are summarized as follows:

	Successor			Predecessor
	As of and for the	As of and for the	As of and for the	As of and for the
	Year Ended	Year Ended	Period From	Period From
	September 30,	September 30,	June 1 – Sept 30	Oct 1 – May 31
	2009	2008	2007	2007

Balance, beginning of period	$507,470	$345,059	$342,326	$316,565

Amount incurred, related to
Prior periods	246,950	267,411	8,942	135,441
Current period	210,928	303,389	100,710	148,190
Total	457,878	570,800	109,652	283,630
Amount paid, related to
Prior periods	182,426	191,324	8,719	123,139
Current period	155,816	217,065	98,200	134,730
Total	338,242	408,389	106,919	257,869
Balance, end of period	$627,106	$507,470	$345,059	$342,326

NOTE 4: INVESTMENTS - RESTRICTED

Assurant processes and administers insurance transactions and activity on behalf of the Company. Pursuant to applicable insurance regulations, we are required to maintain a specified level of investments in custodial accounts with a qualified financial institution. These investments were comprised of certificates of deposits, U.S. treasury and federal securities and corporate bonds. The book value of these investments approximates fair value. Investment income on restricted investments for the years ended September 30, 2009 and 2008 was approximately $284,972 and $208,563, respectively. Restricted investments of $0.8 million will mature within one year and $7.4 million will mature after one year and before five years.

We record our restricted investments at fair value. The following table represents the restricted investments as of September 30, 2009 and September 30, 2008:

	As of September 30, 2009				As of September 30, 2008

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized		Unrealized		Unrealized
	Book Value	Gains(1)	(Losses)(1)	Fair Value	Book Value	Gains	(Losses)Fair Value

Restricted Investments:
Certificates of Deposit	$300,000	$6,571	$—	$306,571	$800,000	$—	$—	$800,000
Government Bonds	7,494,097	404,777	(223,422)	7,675,452	5,537,444	—	—	5,537,444
Corporate Bonds	302,449	3,433	—	305,882	503,087	—	—	503,087
	$8,096,546	$414,781	(223,422)	$8,287,905	$6,840,531	$—	$—	$6,840,531

During fiscal 2009, 2008 and 2007, we did not recognize any material realized gains or losses on investments. None of the investments with unrealized losses were determined to be other-than-temporarily impaired and none of those investments have had unrealized losses for more than one year.

NOTE 5: INVESTMENTS – NON-RESTRICTED

Non-restricted investment securities are comprised of certificates of deposit and U.S. Treasury savings bonds. We have total non-restricted investments of $130,000 as of September 30, 2009 and 2008. Non-restricted investments of $100,000 will mature after one year and before five years, $30,000 will mature after 10 years. During fiscal 2009, 2008 and 2007, we did not recognize any gains or losses on non-restricted investments.

NOTE 6: FURNITURE AND EQUIPMENT

Cost and accumulated depreciation of property and equipment at September 30, 2009 and 2008 is as follows:

	Successor
	2009	2008

Furniture and equipment	$51,190	$98,507
Computer software	1,043,960	809,972
	1,095,150	908,479

Less accumulated depreciation	(667,512)	(351,875)

Furniture and equipment - net	$427,639	$556,604

Furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives range from 7 years for furniture and equipment, and 3 years for computer software. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation expense was $0.3 million in successor years ended September 30, 2009 and 2008 and $0.1 million in the successor period from June 1 to September 30, 2007 and $0.9 million in the predecessor period from October 1, 2006 to May 31, 2007.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired. Goodwill and intangible assets at September 30, 2009 and 2008 are as follows:

	Successor
	2009			2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(4,910,000)	$6,090,000	$11,000,000	$(2,999,200)	$8,000,800
Agent relationships	700,000	(268,000)	432,000	700,000	(161,000)	539,000
Vendor relationships	1,700,000	(647,000)	1,053,000	1,700,000	(393,000)	1,307,000
Trade name	7,000,000	(2,083,000)	4,917,000	7,000,000	(1,221,000)	5,779,000
Technology	4,000,000	(2,087,000)	1,913,000	4,000,000	(1,223,000)	2,777,000
Valuation of business acquired -
unearned premium	1,600,000	(1,600,000)	—	1,600,000	(1,363,000)	237,000

Total amortizable intangibles	$26,000,000	$(11,595,000)	$14,405,000	$26,000,000	$(7,360,200)	$18,639,800

Goodwill	$31,474,280	$—	$31,474,280	$29,474,280	$—	$29,474,280

Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ending	Annual Amortization
September 30,	Expense

2010	$3,691,000
2011	$2,974,000
2012	$2,235,000
2013	$1,706,000
Thereafter	$3,799,000

Total	$14,405,000

Management evaluated our goodwill at September 30, 2009, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value. Management also evaluates amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments of amortizable intangible assets, as of September 30, 2009.

NOTE 8: BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into the SSLA with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”). The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”). The initial term of the SSLA ends on March 31, 2010 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year. Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”). The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future. Any lender may elect not to participate in any future fundings at any time without penalty. As of September 30, 2009, we could request up to $27.8 million in additional funds and remain in compliance with the terms of the SSLA. No lender, however, has any contractual obligation to lend us these additional funds.

The aggregate notional balance outstanding under amortizing notes was $221.2 million and $198.5 million at September 30, 2009 and 2008, respectively. Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued. The interest rate may not be less than 6.25%. All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments. There were 321 and 330 amortizing term notes outstanding at September 30, 2009 and 2008, respectively, with a weighted-average interest rate of 6.54% and 6.63%, respectively. Interest on amortizing notes is payable monthly. In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average, aggregate outstanding principal amount of all amortizing notes held by the lenders. As of September 30, 2009, we paid our lenders $0.5 million in uncommitted availability fees.

Advances outstanding under the revolving credit line were $20.8 million and $23.6 million at September 30, 2009 and 2008, respectively. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.00%, whichever is greater. Interest on borrowings was 5.00% at September 30, 2009 and 2008, respectively.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables, unless otherwise required by generally accepted accounting principals (“GAAP”), (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated net receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008. Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise. No part of the consolidated total required may be distributed as a dividend.

We may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $735,000 plus reimbursable expenses. Such amount may be increased on each anniversary of the SLA by the percentage increase in the CPI published by the United States Bureau of Labor for the calendar year then most recently ended. Except as required by law, we may not stop purchasing small loans to military families from MBD, unless the lenders consent to such action.

The breach of any of these covenants could result in a default under the SSLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable. As of September 30, 2009, we were in compliance with all loan covenants.

Once an event of default has occurred, the Agent has the right, on behalf of all holders of the Senior Debt, to immediately take possession and control of the collateral. When the Agent notifies us of an event of default, the interest rate on all Senior Debt will automatically increase to a default rate equal to 2% above the interest rate otherwise payable on such Senior Debt. The default rate will remain in effect so long as any event of default has not been cured.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty. MCFC guaranteed the Senior Debt and accrued interest in accordance with the terms of the Unlimited Continuing Guaranty. Under the Unlimited Continuing Guarantee, MCFC also agreed to indemnify the Lenders and the Agent for all reasonable costs and expenses (including reasonable fees of counsel) incurred by the Lenders or the Agent for payments made under the Senior Debt that are rescinded or must be repaid by lenders to us. If MCFC is required to satisfy any of borrowers’ obligations under the Senior Debt, the Lenders and the Agent will assign without recourse the related Senior Debt to MCFC.

Concurrently, in connection with the execution of the SSLA, MCFC entered into a Negative Pledge Agreement in favor of the Agent. Under the Negative Pledge Agreement, MCFC represented that it will not pledge, sell, assign or transfer its ownership of all or any part of the issued and outstanding capital stock of the Company and will not otherwise or further encumber any of such capital stock beyond the currently existing negative pledge thereof in favor of Branch Banking and Trust, a North Carolina banking corporation headquartered in Winston-Salem, North Carolina (“BB&T”). Once the pledge of the capital stock of the Company to BB&T is terminated, MCFC will pledge all of its capital stock in the Company to the Agent for the benefit of the lenders to secure payment of all Senior Debt.

As of September 30, 2009, the lenders have indicated a willingness to participate in fundings up to an aggregate of $216 million during the next 12 months, including $189 million which is currently outstanding. In addition, the Company has borrowings of $53 million from withdrawing banks who had previously participated in the SLA.

Investment Notes

Prior to December 31, 2006, we also borrowed through the issuance of investment notes with an outstanding notional balance of $33.3 million, which includes a $0.6 million purchase adjustment at September 30, 2009 and $34.9 million, which includes a $0.7 million purchase adjustment at September 30, 2008. The purchase adjustments relate to fair value adjustments recorded as part of the Transaction. These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature 1 to 10 years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $34,915 and $32,800, with a weighted interest rate of 9.51% and 9.43% at September 30, 2009 and 2008, respectively.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) at September 30, 2009, follows:

	Amortizing Note	Amortizing Notes	Investment
	SSLA Lenders	Withdrawing Banks	Notes	Total
2010	59,356,140	25,476,386	2,767,320	87,599,846
2011	52,315,783	16,021,950	3,501,671	71,839,404
2012	40,007,599	10,051,875	2,562,260	52,621,734
2013	16,204,287	1,612,135	1,218,274	19,034,696
2014	140,865	—	3,363,234	3,504,099
2015 and beyond	—	—	19,302,600	19,302,600
Total	$168,024,674	$53,162,346	$32,715,358	$253,902,378

NOTE 9: INCOME TAXES

We are included in the consolidated federal income tax return, and for certain states, combined state returns, of MCFC. We have provided for income taxes on a separate company basis. The provision for income taxes for the years ended September 30, 2009 and 2008 and the periods ending September 30 and May 31, 2007 consisted of the following:

	Successor			Predecessor
	As of and for the	As of and for the
	Year ended	Year ended	Period From	Period From
	September 30,	September 30,	June 1 – Sept 30	Oct 1 –May 31
	2009	2008	2007	2007

Current
Federal	8,439,003	5,923,156	(297,869)	5,099,364
State	894,175	1,407,227	(34,491)	218,544
Deferred
Federal	(1,772,437)	(2,028,712)	(128,627)	(3,246,062)
State	(143,175)	74,795	(9,458)	(139,117)

Total provision	$7,417,566	$5,376,466	$(470,445)	$1,932,729

The actual tax expenses for the fiscal years ending September 30, 2009 and 2008 and the periods ending September 30 and May 31, 2007 differ from the “expected” tax expense for those years (computed by applying the applicable United States federal corporate tax rate of 34%, 35% and 34% for fiscal 2009, 2008 and 2007, respectively, to income before income taxes) as follows:

	Successor			Predecessor
	As of and for the	As of and for the
	Year Ended	Year Ended	Period From	Period From
	September 30,	September 30,	June 1 – Sept 30	Oct 1 – May 31
	2009	2008	2007	2007

Computed 'expected' tax expense	$7,056,400	$4,602,704	$(438,223)	$1,762,613
State income tax expense (net of federal
income tax effect)	447,043	989,492	(32,222)	129,618
Nondeductible expenses and other	(85,877)	(215,730)	—	40,498

Provision for (benefit from) income taxes	$7,417,566	$5,376,466	$(470,445)	$1,932,729

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2009 and 2008, are presented below:

	Successor	Successor
	2009	2008

Deferred assets:
Allowance for credit losses	$9,068,254	$8,896,792
Fair value adjustments	222,678	291,196
Unearned insurance commissions	7,817	—
State NOL's and credits	179,662	187,783
Deferred compensation	—	4,873
Life unearned insurance reserves	481,275	497,292
FIN 48	412,639	438,753
Other	219,535	671,089
Total deferred assets	10,591,860	10,987,778
Valuation allowance	—	—
Deferred assets - net of valuation allowance	10,591,860	10,987,778

Deferred liabilities:
Intangible assets	5,118,845	7,153,290
Loan origination costs	1,096,631	1,060,214
Depreciation	52,087	130,740
Other	29,331	57,841
Total deferred liabilities	6,296,894	8,402,085

Net deferred assets	$4,294,966	$2,585,693

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not we will realize the benefits of those deductible differences based on the following:  historical taxable income, projections for future taxable income over the periods which the deferred tax assets are deductible, the tax sharing agreements and the group of member companies which file unitary state tax returns.

In recognition, measurement and disclosure guidance for the accounting of uncertain tax positions requires companies to recognize the tax benefits of uncertain positions only when the position is "more likely than not" to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.

As a result of the adoption of the accounting for uncertain tax positions, we recorded a charge of approximately $294,000 to retained earnings. As of September 30, 2009 and September 30, 2008 the reserve for uncertain tax positions was approximately $1.1 million and $1.1 million, respectively. The reserve for uncertain tax positions is included in other liabilities in the consolidated balance sheet as of September 30, 2009 and September 30, 2008. We had $515,000 of unrecognized tax benefit that if realized would affect the effective tax rate. Interest and penalties recognized are recorded as a component of income tax expense in the amount of $55,000 and $63,000 for the year ended September 30, 2009 and September 30, 2008, respectively. Accrued interest and penalties were approximately $430,000 and $403,000 as of September 30, 2009 and September 30, 2008, respectively.

Balance at September 30, 2008	$739,000

Increase/(Decrease) of tax positions taken in prior periods	27,000
Increase/(Decrease) of tax positions taken in current periods	—
(Decrease) related to settlements with taxing authorities	—
(Decrease) due to lapse of applicable statute of limitations	(121,000)

Balance at September 30, 2009	$645,000

Positions for which unrecognized benefits will decrease
within next 12 months:

Lapse of applicable statute of limitations
State Items	169,000

Total	$169,000

In general, our tax years ending September 30, 2006 and later are still subject to examination by the authorities.

NOTE 10: PROFIT SHARING PLAN

Successor

As of June 1, 2007, we no longer have a profit sharing plan as the majority of associates are employees of MBD.

Predecessor

Prior to June 1, 2007 we participated in a profit-sharing plan which covered substantially all employees who are 18 years of age and were employed by us for one year. We contributed an amount to the plan each year that was determined by the board of directors. Participant interests were vested after three years of service. Contributions to the plan were $335,859 for the period ending May 31, 2007.

NOTE 11: RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Tom Holcom, and certain immediate family members own subordinated investment notes issued by us. Amounts held by these related parties totaled $3,720 and $47,601 at September 30, 2009 and 2008, respectively. These investment notes will mature in 2011, and bear interest per annum rates of 9.5% (See Note 8).

We entered into an amended and restated LSMS Agreement with MBD during 2009. Under the LSMS agreement, we buy certain military loans that MBD originates and receive management and record keeping services. Total loans purchased from MBD pursuant to the LSMS agreement were $225,538,247 and $210,919,449 for fiscal year 2009 and fiscal year 2008 respectively. Total fees paid to MBD for services received for management and record keeping services pursuant to the LSMS agreement were $37,446,150 and $32,280,339 for fiscal year 2009 and fiscal year 2008 respectively.

As part of MCFC’s acquisition of the Company, MCFC reorganized our business operations to integrate it with MCFC’s business. In connection with this integration, on June 1, 2007, we made, declared and paid a dividend, to MCFC, of a portion of its business operations related to the origination and servicing of finance receivables. The assets of these operations were worth approximately $17,316,665 and certain liabilities of the operation were worth approximately $6,049,103. These assets and liabilities related to our military loan origination business.

NOTE 12: LITIGATION

We are subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations.

NOTE 13: DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. Fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. No readily available market exists for a significant portion of our financial instruments. Fair value estimates for these instruments are based on judgments regarding current economic conditions, currency and interest rate risk characteristics, loss experience, and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of its financial instruments:

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

Amortizing Term Notes — The fair value of the amortizing term notes with fixed interest rates are estimated using the discounted cash flow analysis based on our current incremental borrowing rates for similar types of borrowing arrangements.

Investment Notes — The fair value of investment notes is estimated by discounting future cash flows using current rates at which similar investment notes would be offered to lenders for the same remaining maturities. The carrying amounts of borrowings approximate their fair value.

The carrying amounts and estimated fair values of our financial instruments at September 30, 2009 and 2008, are as follows:

	As of September 30, 2009		As of September 30, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$3,311,478	$3,311,478	$12,747,137	$12,747,137
Cash and cash equivalents - restricted	114,058	114,058	701,700	701,700
Investment securities - restricted	8,287,905	8,287,905	6,840,531	6,840,531
Investment securities - non-restricted	130,000	130,000	130,000	130,000
Finance receivables	$313,930,096	$313,711,224	$271,729,886	$269,686,428

Financial liabilities:
Revolving credit line	$20,770,000	$20,770,000	$23,586,000	$23,586,000
Amortizing term notes	221,187,023	219,281,642	198,413,822	201,403,389
Investment notes	$33,306,309	$33,248,428	$34,903,686	$34,137,956

Restricted investments in debt and equity securities measured and reported at fair value are classified and disclosed in one of the following categories:

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

As of September 30, 2009, our restricted investments were $8.3 million which are classified as Level 1. Included in cash and cash equivalents – non-restricted are money market funds of $1.9 million which are classified as Level 1.

NOTE 14: SUBSEQUENT EVENTS

During the third quarter of 2009, we adopted new accounting guidance on the accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued, also known as subsequent events. We have evaluated subsequent events through the time of filing these financial statements on December 2, 2009.

ITEM 9AT.	CONTROLS AND PROCEDURES

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

There were no changes in our internal controls over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of fiscal year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Investment Noteholders:

Management is responsible for establishing and maintaining an effective internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Securities and Exchange Act (“Exchange Act”) and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees and employees of the Military Banking Division of MidCountry Bank ("MBD"). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of Pioneer Financial Services, Inc. assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of September 30, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ Thomas H. Holcom Jr.
Thomas H. Holcom, Jr.
President and Chief Executive Officer

/s/ Laura V. Stack
Laura V. Stack
Chief Financial Officer, Treasury and Secretary

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding each person who serves as a director or executive officer as of September 30, 2009:

Name	Age	Position

Thomas H. Holcom, Jr.	63	President and Chief Executive Officer
Laura V. Stack	47	Chief Financial Officer, Treasurer and Secretary
Joe B. Freeman	39	Chief Operating Officer

Thomas H. Holcom, Jr. is the Chief Executive Officer and President and only director of PFS.  He is also the President of MBD. Mr. Holcom has been associated with PFS since 1985 when he joined as the Chief Financial Officer.  He was named President and Chief Operating Officer in September 2000 and promoted to Chief Executive Officer in May 2007 in connection with the Transaction. Prior to joining PFS, Mr. Holcom spent 19 years with a regional bank with assets over $1 billion and rose to the level of Executive Vice President.  His career has encompassed strategic planning, corporate finance, consulting, investments, risk management and marketing.  He serves in leadership positions on the boards of numerous professional and civic organizations.

          Laura V. Stack was named Chief Financial Officer in June of 2007. Most recently, Ms. Stack was Director of Corporate Finance and previously held the position of controller for PFS. Ms. Stack joined PFS in 1999, after serving as Vice-President for a financial services firm with responsibilities for accounting, cash management, financial/regulatory reporting, consolidating-corporation budget and auditing. Ms. Stack’s accounting experience was gained in a national newspaper syndicate/publishing company.

Joe B. Freeman is the Chief Operating Officer. He was named to that position, succeeding Mr. Holcom in July 2007 after holding the dual role of both Chief Strategy Officer and Chief Lending Officer. He joined PFS in 2002 after serving as president of a successful Internet Marketing Company that helped clients align their marketing efforts with operations, ROI initiatives and strategic objectives. Mr. Freeman has considerable business experience in accounting, operations, consulting, and marketing. His community and philanthropic activities span a wide breadth of Kansas City organizations and universities.

Director Compensation, Composition and Committees.

Mr. Holcom is the only director of PFS. We have no outside directors and do not pay Mr. Holcom any separate compensation for serving as a director.

We do not have a separate standing nominating committee as all of our common stock is owned by MCFC. The MCFC audit committee acts as our audit committee and it has a separate charter for these functions. The MCFC compensation committee acts as our compensation committee and it has a separate charter for these functions. Our chief executive officer and director is subject to our Code of Ethics, a copy of which may be obtained at no charge from us upon written request.

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION, DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to each of our Principal Executive Officer (referred to in this CD&A as our Chief Executive Officer) and Principal Financial Officer (referred to in this CD&A as our Chief Financial Officer) and other executive officers for all services rendered by these officers in all capacities to us. During the last completed fiscal year and the Successor Period following the Transaction, our named executive officers and other executive officers have been employed by MBD. The Chief Executive Officer provides less than 50% of his services to MCFC and its subsidiaries for services to PFS. The Chief Financial Officer provides over 50% of services to PFS. The other executive officers provide less than 50% of services to us. Other than our Chief Executive Officer and Chief Financial Officer, none of our executive officers earned or were paid or awarded compensation equal to or greater than $100,000 for services provided to us in any capacity. Beginning on June 1, 2007, in connection with the Transaction, we have provided no compensation to any of our executive officers. As disclosed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," we pay MBD various fees for services to us. All compensation for the named and other executive officers is paid by MBD and MCFC and determined by the Compensation Committee of MCFC (the “Compensation Committee”).

Prior to June 1, 2007, and the Transaction, we were a wholly-owned subsidiary of PFI. William Sullivan was the sole director of our board of directors and he determined the executive compensation for all executive officers with input from Mr. Holcom, as the then President and Chief Operating Officer.

The purpose of this analysis is to summarize the philosophical principles, specific program elements and other factors considered in making decisions about executive compensation. Our compensation discussion and analysis focuses on the information for primarily the last completed fiscal year contained in the tables and related footnotes and other narrative which follow this discussion, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

MCFC Compensation Committee’s Responsibilities

The board of directors of MCFC (the “Board”) established the Compensation Committee that is to be responsible for oversight of MCFC's executive compensation program, including stock grants to ensure that MBD and MCFC provide the appropriate motivation to retain the key executives and employees and achieve superior corporate performance and stockholder value. The Compensation Committee is responsible for all matters dealing with executive officers and director’s compensation including: annual incentive plans, employment contracts for executive officers, restricted stock unit awards, and stock option awards for eligible employees.

The Compensation Committee is composed of four directors and meets approximately three times per year. Reports of the Compensation Committee’s actions and recommendations are presented to the full Board after each meeting. In June 2008, the Compensation Committee engaged Mercer, LLC (“Mercer”), an independent executive compensation consultant, to advise it on compensation matters for executive officers based on information provided to Mercer by MCFC’s management and Mercer’s independent research. A formal review of executive compensation is completed every two years by an independent executive compensation consultant.

Compensation Philosophy

MCFC is a privately held company and its primary concerns is improving shareholder value for its shareholders and meeting our obligations to our investment noteholders. Accordingly, the guiding compensation philosophy of the Compensation Committee is to establish a compensation program that will enable the attraction, development, and retention of key executives and employees who are motivated to achieve excellent corporate performance, strong results of operations and cash flows and sustained long-term stockholder value.

Program Elements

          Our executive compensation program is composed of base salary, annual incentive and long-term incentive compensation. The following table outlines the total compensation earned by, paid and awarded to, our named executive officers for services provided to us in any capacity.

Summary Compensation Table

			Annual	Retention	Restricted	Option	All Other	Total Annual
Name and Principal Position	Year	Salary	Incentive (3)	Bonus	Stock Awards	Awards	Compensation(4)	Compensation

Thomas H. Holcom Jr.
President and Chief Executive Officer	2009	$69,808	$40,838	$—	$22,531	$—	$—	$133,176
President and Chief Executive Officer	2008	$55,161	$34,789	$90,500	$12,832	$—	$24,332	$217,612
President and Chief Executive Officer (1)	2007	$33,069	$—	$62,500	$—	$—	$—	$95,569
President and Chief Operating Officer (2)	2007	$63,650	$400,000	$—	$—	$—	$—	$463,650

Laura V. Stack
Chief Financial Officer	2009	$78,591	$47,154	$—	$—	$—	$—	$125,745
Chief Financial Officer	2008	$73,661	$44,125	$45,000	$—	$—	$—	$168,127
Chief Financial Officer and Controller (1)	2007	$24,681	$20,000	$15,000	$—	$—	$—	$59,681
Controller (2)	2007	$61,884	$80,000	$—	$—	$—	$—	$141,884

(1)	Successor period is from June 1, 2007 through September 30, 2007
(2)	Predecessor period is from October 1, 2006 through May 31, 2007
(3)	Annual incentives earned are paid in the subsequent fiscal year.
(4)

All Other Compensation was less than $10,000 except for Mr. Holcom's 2008 other compensation which was $24,332 and consisted of the following: Employer 401(k) matching contributions - $1,688, country club expenses - $21,250, employee supplemental retirement contribution - $844 and automobile allowance - $551.

Base Salary

          The Compensation Committee sets base salaries after considering an individual’s responsibilities, experience and overall job performance. In June 2008, the Compensation Committee reviewed the competitiveness of base compensation as compared to a third party peer group. Base salaries for executive officers are targeted to the midpoint of the peer group.

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

          All executive officers are eligible for an annual merit increase to base salary, effective January 1st, based primarily on performance of job responsibilities and accomplishment of predetermined performance objectives. Job accomplishments are measured by a written performance appraisal which includes evaluating the key responsibilities of the position using four levels of defined performance ratings culminating in an overall job performance rating. Our Chief Executive Officer evaluates our other executive officers’ performance. The CEO of MCFC evaluates our Chief Executive Officer’s performance.

Retention Bonus

          Our named executive officers received a retention bonus in January 2008 as outlined in the Retention Agreements included as Exhibits to this annual report on Form 10-K. These retention bonuses were paid 180 days after the close of the Transaction.

Annual Incentive

          MBD and MCFC provide our named executive officers with an annual opportunity to earn cash incentive awards through the Annual Incentive Plan (the “AIP”). Annual incentive compensation is paid in cash. The Compensation Committee's goal is to attain a combined base salary and annual incentive compensation to be that of the median of the third party peer group identified above.

	Incentive and Retention Plan Awards

Name	Threshold ($)	Target ($)	Maximum ($)
Thomas H. Holcom Jr.	$27,923	$41,885	$62,827

Laura V. Stack	$23,577	$35,366	$47,154

        For 2009, Mr. Holcom’s annual incentive is based 40% on our operating earnings, 35% on the operating earnings of MCFC and 25% based recency delinquency. To receive any incentive payment, the minimum performance objective must be achieved.

          Ms. Stack’s annual incentive is based 80% on our operating earnings combined with the operating earnings of MBD and 20% on the growth in our finance receivables. To receive any incentive payment, the minimum performance objective must be achieved.

Long Term Incentive

          MBD and MCFC provide our executive officers with a Long Term Incentive Plan (“LTIP”) that annually grants restricted stock to officers based on the earned annual cash incentive, if one is earned. The restricted stock awards vest 40% in year three of the award date, 30% in year four of the award date and 30% in year five of the award date.

          The Compensation Committee reviews the third party peer group data provided by Mercer to help it award long term incentives, which are competitive with our third party peer group.

Option Exercises and Restricted Stock Vested for 2008 and 2009

	Option Awards		Restricted Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($)	on Vesting (#)	on Vesting ($)
Thomas H. Holcom Jr.
May 31, 2008	6,250	$68,750	1,167	$12,832
December 1, 2008	8,750	$79,625	1,083	$11,916
May 31, 2009	—	$—	1,167	$10,616

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

Conclusion

          We are satisfied that the base salary, annual incentive plan and long-term incentive plan provided to our named executive officers by MBD and MCFC are structured to foster a performance-oriented culture. They create strong alignment with the long-term best interests of our stockholder and noteholders. Compensation levels are reasonable in light of services provided, executive performance, our performance and industry practices.

Potential Payments Upon Termination

Assuming the employment of our named executive officers were to be terminated because of a reduction in staff, each as of September 30, 2009, the following individuals would be entitled to payments as stipulated in the terms of their signed Employment Agreements.

Name	Base Salary	Unvested Equity Comp	Benefits	Total
Thomas H. Holcom Jr.	$69,808	$—	$—	$69,808

Laura V. Stack	$78,591	$—	$—	$78,591

No severance payment is provided for any of the executive officers in the event of death, disability or retirement.

Assuming the employment of our named executive officers were to be terminated due to death, disability or retirement as of September 30, 2009, restricted stock unit awards and stock options would automatically vest. Upon all other terminations, the amounts in the AIP and LIP would be forfeited.

REPORT OF THE COMPENSATION COMMITTEE

MCFC's Compensation Committee serves as our Compensation Committee and has reviewed and discussed the Compensation Discussion and Analysis presented above with management. Based on that review and discussion, the Compensation Committee has recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By the Compensation Committee: C. Lee Ellis, James Clayton, William Underwood and Robert Hatcher

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are set forth in the preceding section. During the past three fiscal years, none of our executive officers served on our Compensation Committee or any compensation committee (or equivalent) or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2009, MCFC, a Georgia corporation, owns one share of our common stock, which constitutes our only outstanding and issued share of common stock. We have no other class of capital stock authorized. The address of MCFC is 201 Second Street, Suite 950 (31201), P.O. Box 4164, Macon, Georgia 31208. MCFC has sole voting and investment power with respect to the share of our common stock set forth above. Neither our director nor any of our executive officers own any shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Successor

Our Chief Executive Officer, Tom Holcom, and certain immediate family members own subordinated investment notes issued by us. Amounts held by these related parties totaled $3,720 and $47,601 at September 30, 2009 and 2008, respectively. These investment notes will mature in 2011, and bear interest per annum at rates of 9.5% (See Note 8 to the consolidated financial statements).

We entered into a LSMS Agreement with MBD during 2007 and it was replaced and superceded with a revised SSLA in June 2009. Under the LSMS agreement, we buy certain military loans that MBD originates and receives management and record keeping services. Total loans purchased from MBD, pursuant to the LSMS agreement were $225,538,247 and $210,919,449 for fiscal 2009 and 2008, respectively. Total expenses paid to MBD, for services received for management and record keeping services pursuant to the LSMS agreement were $33,550,032 and $26,907,444 for fiscal 2009 and 2008, respectively.

As part of MCFC’s acquisition of the Company, MCFC reorganized our business operations to integrate it with MCFC’s business. In connection with this integration, on June 1, 2007, we declared and paid a dividend, to MCFC, of a portion of its business operations related to the origination and servicing of finance receivables. The assets of these operations were worth approximately $17.3 million and certain liabilities of the operation were worth approximately $6.0 million. These assets and liabilities related to our military loan origination business.

The audit committee reviews, approves and ratifies any related party transactions. The procedure for review includes the nature of the relationship, the materiality of the transaction, the related person’s interest in the transaction and position, the benefit to us and the related party, and the effect on the related person’s willingness or ability to properly perform their duties here. Our Board may utilize our Code of Ethics for officers and directors as it deems it to be applicable.

Predecessor

Prior to June 1, 2007, we were a wholly-owned subsidiary of PFI. Prior to the Transaction, we had an unsecured revolving line of credit with PFI. The line of credit was due on demand and interest accrued at the prime rate plus 2%. For the period from October 1, 2006 to May 31, 2007, we made interest payments on this debt of $23,758.

During the period from October 1, 2006 to May 31, 2007 we paid $500,000 to PFI for strategic planning, professional services and service charges. The amount charged to us was based on PFI’s costs plus a mark-up of not more than 50%. Management of the Company believed the charges were reasonable.

Pursuant to an agreement with PFI dated September 21, 2001, which automatically renewed annually until the Transaction, we sold discount cards through its retail sales offices on a commission basis. These discount cards were developed and procured through vendors by PFI and provided to us through a sales agent agreement. We retained a commission for the sale of each card and remitted the remainder to PFI. The amount remitted to PFI was $67,803 for the period from October 1, 2006 to May 31, 2007, which approximates costs. Our commissions on the sale of discount cards were $711,260 for the period from October 1, 2006 to May 31, 2007.

We leased certain automobiles from Midstate Leasing, LLC, an entity owned by PFI’s controlling shareholder and other shareholders. These operating leases were generally for nine-month periods and were automatically renewable. During the period from October 1, 2006 to May 31, 2007, payments under these leases totaled $48,787.

The table below summarizes our transactions during the predecessor period with affiliated parties:

		Predecessor
		Period From
		Oct 1 - May 31
	Person	2007

Interest paid on line of credit	PFI	$23,758
Professional services, strategic	PFI	500,000
planning and service charges
Product identification and	PFI	125,000
procurement
Commission on health discount	PFI	67,803
cards
Lease payments for office	Midstate	48,787
equipment, signs, vehicles
Total payments to affiliates		$765,348

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

Audit Committee Member Relationship.

Stephen G. Rutledge is the Chief Financial Officer of Alpha Corp. Alpha Corp owns more than five percent (5%) of our parent, MCFC.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Report of the Audit Committee

In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the audited financial statements for fiscal year 2009 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, the audit committee discussed with our independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) AU380.

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

Based on these reviews and discussions, the audit committee has recommended that the audited financial statements be included in the Annual Report on Form 10-K for the year ended September 30, 2009 for filing with the U.S. Securities and Exchange Commission.

By the audit committee:

/s/ Sherry A. Kellett

Sherry A. Kellett

/s/ Carol Jackson

Carol Jackson

/s/ Richard W. Carpenter

Richard W. Carpenter

/s/ Stephen G. Rutledge

Stephen G. Rutledge

Audit Fees

Deloitte & Touche LLP, or DT, has been engaged to perform the audit of the successor financials for the fiscal year ended September 30, 2009 and 2008. The aggregate fees DT billed for professional services rendered in fiscal years 2009 and 2008 were approximately $267,120 and $227,460, respectively.

Mayer Hoffman McCann, P.C., or MHM, was engaged as our independent accountants to perform review of the financial statements included in our quarterly reports on Form 10-Q for the 3rd quarter and an audit of the predecessor financials for the eight months ended May 31, 2007. The aggregate fees MHM billed for professional services rendered in fiscal year 2007 were approximately $66,000.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2009 and 2008 by DT, which are not reported under “Audit Fees” above were approximately $24,000 and $11,373, respectively. These fees were primarily for out-of-pocket expenses.

The aggregate fees billed for audit-related services rendered in fiscal years 2007 by MHM, which are not reported under “Audit Fees” above were approximately $5,550. These fees were primarily for out-of-pocket expenses and research done for audit and tax services.

Tax Fees

The aggregate fees billed for tax services rendered in fiscal year 2009 and 2008 by PWC, LLP were approximately $157,634 and $83,880, respectively. These fees were primarily for preparation of federal and state tax returns.

The aggregate fees billed for tax services rendered in fiscal 2007 by BKD, LLP were approximately $86,500. These fees were primarily for preparation of federal and state taxes returns.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations, warranties and covenants by the parties and other factual information about us, MBD or MCFC or their respective businesses or operations. These representations, warranties covenants and other factual statements (i) have been made solely for the benefit of the other party or parties to such agreements; (ii) were made only as of the date of such agreements or such other date(s) as expressly set forth in such agreements and are subject to more recent developments, which may not be fully reflected our public disclosure, (iii) may have been subject to qualifications with respect to materiality, knowledge and other matters, which qualifications modify, qualify and create exceptions to the representations, warranties and covenants in the Agreements, (iv) may be qualified by disclosures made to such other party or parties in connection with signing such agreements, which disclosures contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants in the Agreements, (v)  have been made to reflect the allocation of risk among the parties to such agreements rather than establishing matters as facts, and (vi) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations, warranties, covenants and statements of act should not be relied upon by investors as they may not describe our actual state of affairs as of September 30, 2009 or as of the date of filing this Annual Report on From 10-K.

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

21	Subsidiaries of the Company.
31.1	Certificate of the Chief Executive Officer of Pioneer Financial Services, Inc. dated December 2, 2009, for the Annual Report on Form 10-K for the year ended September 30, 2009.
31.2	Certificate of the Chief Financial Officer of Pioneer Financial Services, Inc. dated December 2, 2009, for the Annual Report on Form 10-K for the year ended September 30, 2009.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer of Pioneer Financial Services, Inc. dated December 2, 2009.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer of Pioneer Financial Services, Inc. dated December 2, 2009.

.

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

Name	Title	Date

/s/ Thomas H. Holcom	Chief Executive Officer	December 2, 2009
Thomas H. Holcom	and Sole Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	December 2, 2009
Laura V. Stack	Treasurer and Asst. Secretary
(Principal Financial Officer
and Principal Accounting Officer)