Form 10-K/A
period 2009-09-30
PIONEER FINANCIAL SERVICES INC
filed 2010-01-12
CIK 1216752

=====================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended September 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on December 3, 2009 (the “Original Filing”), is, as described below, being filed by Pioneer Financial Services, Inc. (“PFS”) a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”) to reflect changes to: (a) Part III (i) Item 10, Directors, Executive Officers and Corporate Governance ("Item 10"), (ii) Item 11, Executive Compensation ("Item 11"), (iii) Item 13, Certain Relationships and Related Transactions, and Director Independence ("Item 13"), and (iv) Item 14, Principal Accounting Fees and Services ("Item 14"), and (b) Part IV, Item 15, the Exhibit List ("Item 15"), and no other information in the Original Filing is amended hereby. PFS, with its wholly owned subsidiaries are referred to herein collectively as “we,” “us,” “our” or the “company”.

The disclosure required by Item 10 has been amended to reflect the addition of three new members of our board of directors, effective December 24, 2009 and to clarify the role of our board of directors. The disclosure required by Item 11 has been amended to clarify the function of our board of directors in connection with compensation issues related to our executive officers and directors. The disclosure required by Item 13 has been amended to account for the addition of members of our board of directors. The disclosure required by Item 14 has been amended to clarify the role of our board of directors in connection with audit and accounting issues. The exhibit list contained in Item 15 has been amended to incorporate by reference documents filed with the SEC after the Original Filing and related to the increased size of our board of directors.

Except as described above, this Form 10-K/A does not revise, update or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-K/A

September 30, 2009

TABLE OF CONTENTS

Item No.	Page

PART III	5
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	5
ITEM 11. EXECUTIVE COMPENSATION	6
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	9
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	11
PART IV	12
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	12

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

PFS has three executive officers. Until December 24, 2009, PFS had one director, Thomas H. Holcom, Jr. On December 24, 2009, PFS expanded its board of directors to four persons. The following table sets forth information regarding each person who serves as a director or executive officer of PFS as of December 24, 2009:

Name	Age	Position
Thomas H. Holcom, Jr.	63	President and Chief Executive Officer, Director
Laura V. Stack	47	Chief Financial Officer, Treasurer and Secretary, Director
Joe B. Freeman	39	Chief Operating Officer, Director
Robert F. Hatcher	68	Director

Thomas H. Holcom, Jr. is our Chief Executive Officer and President and a member of the board of directors of PFS. He is also the President of MBD. Mr. Holcom has been associated with PFS since 1985 when he joined as the Chief Financial Officer.  He was named President and Chief Operating Officer in September 2000 and promoted to Chief Executive Officer in May 2007 in connection with the Transaction. Prior to joining PFS, Mr. Holcom spent 19 years with a regional bank with assets over $1 billion and rose to the level of Executive Vice President.  His career has encompassed strategic planning, corporate finance, consulting, investments, risk management and marketing.  He serves in leadership positions on the boards of numerous professional and civic organizations.

          Laura V. Stack is our Chief Financial Officer and a member of the board of directors of PFS. Most recently, Ms. Stack was Director of Corporate Finance and previously held the position of controller for PFS. Ms. Stack joined PFS in 1999, after serving as Vice-President for a financial services firm with responsibilities for accounting, cash management, financial/regulatory reporting, consolidating-corporation budget and auditing. Ms. Stack’s accounting experience was gained at a national newspaper syndicate/publishing company.

Joe B. Freeman is our Chief Operating Officer and a member of the board of directors of PFS. He was named to that position, succeeding Mr. Holcom in July 2007 after holding the dual role of both Chief Strategy Officer and Chief Lending Officer. He joined PFS in 2002 after serving as president of a successful Internet Marketing Company that helped clients align their marketing efforts with operations, ROI initiatives and strategic objectives. Mr. Freeman has considerable business experience in accounting, operations, consulting, and marketing. His community and philanthropic activities span a wide breadth of Kansas City organizations and universities.

Robert F. Hatcher serves as a member of our board of directors. He is the President and Chief Executive Officer of MCFC. Mr. Hatcher was the President of First Liberty Bank from 1988 until 1990 and President and Chief Executive Officer of that bank and its parent, First Liberty Financial Corp., from 1990 until its merger with BB&T in 1999. Prior to joining First Liberty, Mr. Hatcher served in various positions with Trust Company Bank (now SunTrust) for 27 years. Throughout his career in the banking industry, Mr. Hatcher has been extensively involved in numerous civic organizations. He was appointed by the Governor of the State of Georgia to serve as Co-Chair of the Commission for a New Georgia and currently serves as Chairman of the Board of Regents of the University System of the State of Georgia. Additionally, he serves on the Boards of the Georgia Chamber of Commerce, the Georgia Public Policy Foundation and the U.S. Ski Team Foundation.

Director Compensation, Composition and Committees

We have no independent directors and do not pay any director any separate compensation for serving as a director.

We are a wholly-owned subsidiary of MCFC. In view of this, the small size of our board of directors and that we do not have publicly traded equity securities that would be subject to exchange listing requirements, we do not have an audit committee, nominating committee or compensation committee. The functions which are normally performed by those committees are performed by our board of directors as a whole. In recognition of the expertise and experience of the audit committee of MCFC, our board of directors relies and expects to continue to rely heavily on MCFC's audit committee in fulfilling the functions of an audit committee.

Our executive officers and directors are subject to our Code of Ethics, a copy of which may be obtained at no charge from us upon written request.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION, DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to our Principal Executive Officer (referred to in this CD&A as our Chief Executive Officer) and Principal Financial Officer (referred to in this CD&A as our Chief Financial Officer) and other executive officers for all services rendered by these officers in all capacities to us. During the last completed fiscal year and the Successor Period following the Transaction, our named executive officers and other executive officers have been employed by MBD. The Chief Executive Officer provides less than 50% of his services to MCFC and its subsidiaries for services to PFS. The Chief Financial Officer provides over 50% of services to PFS. The other executive officers provide less than 50% of services to us. Other than our Chief Executive Officer and Chief Financial Officer, none of our executive officers earned or were paid or awarded compensation equal to or greater than $100,000 for services provided to us in any capacity. Beginning on June 1, 2007, in connection with the Transaction, we have provided no compensation to any of our executive officers. As disclosed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," we pay MBD various fees for services to us. All compensation for the named and other executive officers is paid by MBD and MCFC and determined by the Compensation Committee of MCFC (the “MCFC Compensation Committee”) with the input of Mr. Holcom.

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

MCFC Compensation Committee’s Responsibilities

The board of directors of MCFC (the “MCFC Board”) established the MCFC Compensation Committee that is to be responsible for oversight of MCFC's executive compensation program, including stock grants to ensure that MBD and MCFC provide the appropriate motivation to retain the key executives and employees and achieve superior corporate performance and stockholder value. The MCFC Compensation Committee is responsible for all matters dealing with executive officers and director’s compensation including: annual incentive plans, employment contracts for executive officers, restricted stock unit awards, and stock option awards for eligible employees.

The MCFC Compensation Committee is composed of four directors of MCFC and meets approximately three times per year. Reports of the MCFC Compensation Committee’s actions and recommendations are presented to the full MCFC Board after each meeting. In June 2008, the MCFC Compensation Committee engaged Mercer, LLC (“Mercer”), an independent executive compensation consultant, to advise it on compensation matters for executive officers based on information provided to Mercer by MCFC’s management and Mercer’s independent research. A formal review of executive compensation is completed every two years by an independent executive compensation consultant.

Compensation Philosophy

MCFC is a privately held company and its primary concerns are improving shareholder value for its shareholders and meeting the obligations of its subsidiaries, including our investment note holders. Accordingly, the guiding compensation philosophy of the MCFC Compensation Committee is to establish a compensation program that will enable the attraction, development, and retention of key executives and employees who are motivated to achieve excellent corporate performance, strong results of operations and cash flows and sustained long-term stockholder value.

Program Elements

The executive compensation program of MBD and MCFC is composed of base salary, annual incentive and long-term incentive compensation. The following table outlines the total compensation earned by, paid and awarded to by MBD and MCFC, our named executive officers for services provided to us in any capacity.

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

_______________________________

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

Base Salary

The MCFC Compensation Committee sets base salaries after considering an individual’s responsibilities, experience and overall job performance. In June 2008, the MCFC Compensation Committee reviewed the competitiveness of base compensation as compared to a third party peer group. Base salaries for executive officers are targeted to the midpoint of the peer group.

The third party peer group of companies consists of:

						Return	Return	Market
						On	On	Value
						Average	Average	as of
Company Name	Ticker	State	Assets(1)	Sales(1)	NI(1)	Assets	Equity	June 08
Heartland Financial USA, Inc.	HTLF	IA	$3,264	$247	$26	0.8%	10.9%	$297
First Financial Bankshares, Inc.	FFIN	TX	$3,070	$218	$49	1.7%	15.6%	$945
Capital City Bank Group, Inc.	CCBG	FL	$2,616	$224	$30	1.1%	9.8%	$374
Southwest Bancorp, Inc.	OKSB	OK	$2,564	$194	$21	0.9%	10.3%	$167
Virginia Comm Bancorp, Inc.	VCBI	VA	$2,340	$162	$26	1.2%	16.7%	$138
Farmers Capital Bank Corp	FFKT	KY	$2,068	$138	$16	0.8%	9.0%	$130
Intervest Bancshares Corp	IBCA	NY	$2,021	$141	$19	1.0%	11.1%	$42
Pennsylvania Comm Bancorp	COBH	PA	$1,979	$139	$7	0.4%	6.5%	$152
Univest Corp of Pennsylvania	UVSP	PA	$1,973	$143	$26	1.3%	13.3%	$255
FNB United Corp	FNBN	NC	$1,907	$147	$12	0.7%	5.8%	$88
Peoples Bancorp, Inc.	PEBO	OH	$1,886	$139	$18	1.0%	9.2%	$195
Gateway Financial Holdings, Inc.	GBTS	VA	$1,868	$127	$11	0.7%	8.7%	$97
Cardinal Financial Corp	CFNL	VA	$1,690	$118	$4	0.3%	2.8%	$151

______________________

(1)	Dollars are in millions.

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

Annual Incentive

MCFC provides our named executive officers with an annual opportunity to earn cash incentive awards through the Annual Incentive Plan (the “AIP”). Annual incentive compensation is paid in cash. The MCFC Compensation Committee's goal is to attain a combined base salary and annual incentive compensation to be that of the median of the third party peer group identified above.

Name	Threshold ($)	Target ($)	Maximum ($)
Thomas H. Holcom Jr.	$27,923	$41,885	$62,827
Laura V. Stack	$23,577	$35,366	$47,154

For 2009, Mr. Holcom’s annual incentive was based 40% on our operating earnings, 35% on the operating earnings of MCFC and 25% on recency delinquency. To receive any incentive payment, the minimum performance objective must be achieved.

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

The MCFC Compensation Committee reviews the third party peer group data provided by Mercer to help it award long term incentives, which are competitive with our third party peer group.

Option Exercises and Restricted Stock Vested for 2008 and 2009

	Option Awards		Restricted Stock Awards
	Number of		Number of
	Shares		Shares	Value
	Acquired on	Value Realized	Acquired on	Realized on
Name	Exercise (#)	on Exercise ($)	Vesting (#)	Vesting ($)
Thomas H. Holcom Jr.
May 31, 2008	6,250	$68,750	1,167	$12,832
December 1, 2008	8,750	$79,625	1,083	$11,916
May 31, 2009	—	$—	1,167	$10,616

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

Conclusion

We are satisfied that the base salary, annual incentive plan and long-term incentive plan provided to our named executive officers by MBD and MCFC are structured to foster a performance-oriented culture. They create strong alignment with the long-term best interests of our stockholder and note holders. Compensation levels are reasonable in light of services provided, executive performance, our performance and industry practices.

Potential Payments Upon Termination

Assuming the employment of our named executive officers were to be terminated because of a reduction in staff, each as of September 30, 2009, the following individuals would be entitled to payments as stipulated in the terms of their signed Employment Agreements.

		Unvested
Name	Base Salary	Equity Comp	Benefits	Total
Thomas H. Holcom Jr.	$69,808	$—	$—	$69,808

Laura V. Stack	$78,591	$—	$—	$78,591

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

REPORT OF THE BOARD OF DIRECTORS SERVING AS THE COMPENSATION COMMITTEE

Our board of directors, which for fiscal year 2009 was comprised of one member, Mr. Holcom, served as the compensation committee. Our board of directors reviewed and discussed the Compensation Discussion and Analysis presented above with management and, based on that review and discussion, has recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Board of Directors serving as the compensation committee:

Thomas H. Holcom, Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We are a wholly-owned subsidiary of MCFC and do not have a separate compensation committee. During the past three fiscal years, none of our executive officers served on the MCFC Compensation Committee or any compensation committee (or equivalent) or on the board of directors of another entity whose executive officer(s) served on our MCFC Compensation Committee.

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

We entered into a LSMS Agreement with MBD during 2007 and it was replaced and superceded with a revised LSMS Agreement when we entered into our SSLA in June 2009. Under the LSMS agreement, we buy certain military loans that MBD originates and receive management and record keeping services. Total loans purchased from MBD, pursuant to the LSMS agreement were $225,538,247 and $210,919,449 for fiscal 2009 and 2008, respectively. Total fees paid to MBD pursuant to the LSMS agreement were $37,446,150 and $32,280,339 for fiscal 2009 and 2008, respectively.

As part of MCFC’s acquisition of the Company, MCFC reorganized our business operations to integrate it with MCFC’s business. In connection with this integration, on June 1, 2007, we declared and paid a dividend to MCFC of a portion of our business operations related to the origination and servicing of finance receivables. The assets of these operations were worth approximately $17.3 million and certain liabilities of the operation were worth approximately $6.0 million. These assets and liabilities related to our military loan origination business.

Our board of directors, with the assistance of the audit committee of the MCFC Board, reviews, approves and ratifies any related party transactions. The procedure for review includes the nature of the relationship, the materiality of the transaction, the related person’s interest in the transaction and position, the benefit to us and the related party, and the effect on the related person’s willingness or ability to properly perform their duties here. Our executive officers and directors are subject to our Code of Ethics.

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

Director Independence.

We are a wholly-owned subsidiary of MCFC and have only one share of outstanding common stock which is held by MCFC. Neither our common stock nor investment notes are listed on any national exchange stock. Our board of directors has determined that none of our directors are independent, as that term is defined under the listing standards of the NASDAQ Global Select Market. None of our directors sit on the board of directors of any other public companies.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Report of the Board of Directors serving as the Audit Committee

In fulfilling its oversight responsibilities, our board of directors performed the functions of an audit committee with the assistance of the audit committee of the MCFC Board. For fiscal year 2009, our board of directors was comprised of one member, Mr. Holcom. Our board of directors, with the assistance of the audit committee of the MCFC Board, reviewed and discussed the audited financial statements for fiscal year 2009 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, our board of directors, with the assistance of the audit committee of the MCFC Board, discussed with our independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) AU380.

Our board of directors, with the assistance of the audit committee of the MCFC Board, has received from our independent registered public accounting firm written disclosures and a letter concerning their independence from us, as required by Ethics and Independence Rule 3526, “Communication with Audit Committees concerning Independence.” These disclosures have been reviewed by our board of directors, with the assistance of the audit committee of the MCFC Board, and discussed with our independent registered public accounting firm. Our board of directors, with the assistance of the audit committee of the MCFC Board, has considered whether audit-related and non-audit related services provided by our independent registered public accounting firm to us are compatible with maintaining the auditors’ independence and has discussed with the auditors their independence.

Based on these reviews and discussions, our board of directors, with the assistance of the audit committee of the MCFC Board, has recommended that the audited financial statements be included in the Annual Report on Form 10-K for the year ended September 30, 2009 for filing with the U.S. Securities and Exchange Commission.

Board of Directors serving as our audit committee:

/s/ Thomas H. Holcom, Jr.

Thomas H. Holcom, Jr.

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

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Amendment No. 1 to the Annual Report on Form 10-K. These agreements may contain representations, warranties and covenants by the parties and other factual information about us, MBD or MCFC or their respective businesses or operations. These representations, warranties covenants and other factual statements (i) have been made solely for the benefit of the other party or parties to such agreements; (ii) were made only as of the date of such agreements or such other date(s) as expressly set forth in such agreements and are subject to more recent developments, which may not be fully reflected our public disclosure, (iii) may have been subject to qualifications with respect to materiality, knowledge and other matters, which qualifications modify, qualify and create exceptions to the representations, warranties and covenants in the Agreements, (iv) may be qualified by disclosures made to such other party or parties in connection with signing such agreements, which disclosures contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants in the Agreements, (v)  have been made to reflect the allocation of risk among the parties to such agreements rather than establishing matters as facts, and (vi) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations, warranties, covenants and statements of act should not be relied upon by investors as they may not describe our actual state of affairs as of September 30, 2009 or as of the date of filing this Amendment No. 1 to the Annual Report on Form 10-K.

The following documents are filed as exhibits to this annual report:

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated December 28, 2009).
3.2	Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated December 28, 2009).
3.3

Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 18, 2003 (Commission No. 333-103293) (the "Initial Registration Statement").

4.1

Second Amended and Restated Indenture dated as of December 29, 2009 (Incorporated by reference to Exhibit 4.1 of the Registration Statement filed with the Securities and Exchange Commission dated December 31, 2009(the "2009 Registration Statement")).

4.2	Form of investment note certificate (Incorporated by reference to Exhibit 4.2 of the 2009 Registration Statement).
4.3	Form of junior subordinated debenture prior to November 1, 2002 (Incorporated by reference to Exhibit 4.3 of the Initial Registration Statement).
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

21	Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Company's annual report on Form 10-K for the year ended September 30, 2009).
31.1	Certificate of the Chief Executive Officer of Pioneer Financial Services, Inc. dated January 12, 2010, for the Annual Report on Form 10-K/A for the year ended September 30, 2009.
31.2	Certificate of the Chief Financial Officer of Pioneer Financial Services, Inc. dated January 12, 2010, for the Annual Report on Form 10-K/A for the year ended September 30, 2009.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer of Pioneer Financial Services, Inc. dated January 12, 2010.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer of Pioneer Financial Services, Inc. dated January 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER FINANCIAL SERVICES, INC.

/s/ Thomas H. Holcom, Jr.
Thomas H. Holcom, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ THOMAS H. HOLCOM, JR.	Chief Executive Officer,	January 12, 2010
Thomas H. Holcom, Jr.	President and Director
(Principal Executive Officer)

/s/ LAURA V. STACK	Chief Financial Officer,	January 12, 2010
Laura Stack	Treasurer and Asst. Secretary
(Principal Financial Officer
and Principal Accounting Officer)

/s/ JOE B. FREEMAN	Chief Operating Officer and	January 12, 2010
Joe B. Freeman	Director

/s/ ROBERT F. HATCHER	Director	January 12, 2010
Robert F. Hatcher