Form 10-Q
period 2009-12-31
PIONEER FINANCIAL SERVICES INC
filed 2010-02-12
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter periods that the Registrant was required to submit and post such files).

Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 12, 2010
Common Stock, no par value	One Share

As of February 12, 2010, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

December 31, 2009

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item No.	Page

1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets at December 31, 2009 and September 30, 2009	1

	Condensed Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008	2

	Condensed Consolidated Statements of Stockholder’s Equity for the three months ended December 31, 2009 and year ended September 30, 2009	3

	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2008	4

	Notes to Condensed Consolidated Financial Statements	5

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

3.	Quantitative and Qualitative Disclosures About Market Risk	23

4T.	Controls and Procedures	23

PART II

OTHER INFORMATION

1.	Legal Proceedings	24
2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
6.	Exhibits	25

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Balance Sheets

As of December 31, 2009 and September 30, 2009

(unaudited)

ASSETS

	December 31,	September 30,
	2009	2009

Cash and cash equivalents - non-restricted	$6,707,312	$3,311,478
Cash and cash equivalents - restricted	603,895	114,058
Investments - restricted	7,803,640	8,287,905
Investments - non-restricted	130,000	130,000

Net finance receivables	319,064,673	313,930,096

Furniture and equipment, net	338,194	427,639
Deferred income tax asset	3,811,431	4,294,966
Prepaid and other assets	5,288,466	5,915,115
Deferred acquisition costs	3,068,325	3,034,599
Goodwill	31,474,280	31,474,280
Intangibles - net	13,482,200	14,405,000

Total assets	$391,772,416	$385,325,136

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$26,122,416	$20,770,000
Accounts payable	524,286	1,891,825
Accrued expenses and other liabilities	9,721,726	7,682,887
Amortizing term notes	222,519,034	221,187,023
Investment notes	33,193,963	33,306,309

Total liabilities	292,081,425	284,838,044

Stockholder's equity:
Common stock, no par value; 1 share issued and
outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	86,920	124,383
Retained earnings	13,209,871	13,968,509

Total stockholder's equity	99,690,991	100,487,092

Total liabilities and stockholder's equity	$391,772,416	$385,325,136

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Operations

For the three months ended December 31, 2009 and 2008

(unaudited)

	Three Months Ended
	December 31,
	2009	2008

Interest income and fees	$26,455,091	$24,342,745

Interest expense	4,572,463	4,276,368

Net interest income before provision for credit losses	21,882,628	20,066,377
Provision for credit losses	5,610,651	7,137,181
Net interest income	16,271,977	12,929,196

Noninterest income:
Insurance premiums earned	1,453,750	1,143,954
Total noninterest income	1,453,750	1,143,954

Noninterest expense:
Management and recordkeeping services fee	9,247,223	8,135,914
Professional and regulatory fees	351,269	370,311
Amortization of intangibles	922,800	1,058,700
Other operating expenses	949,010	760,531
Total noninterest expense	11,470,302	10,325,456

Income before income taxes	6,255,425	3,747,694
Provision for income taxes	2,345,786	1,495,855
Net income	$3,909,639	$2,251,839

Net income per share, basic and diluted	$3,909,639	$2,251,839

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Stockholder's Equity

For the three months ended December 31, 2009 and

year ended September 30, 2009

(unaudited)

				Accumulated
				Other
				Comprehensive
	Total	Common Stock	Retained Earnings	Income

Balance, September 30, 2008	$88,543,991	$84,394,200	$4,149,791	$—
Net income	13,336,552	—	13,336,552	—
Unrealized gain on investments,
net of tax of $66,976	124,383	—	—	124,383
Total comprehensive income	13,460,935	—	13,336,552	124,383

Capital contribution by parent	2,000,000	2,000,000	—	—
Dividend paid to parent	(3,517,834)	—	(3,517,834)	—

Balance, September 30, 2009	$100,487,092	$86,394,200	$13,968,509	$124,383

Comprehensive income:
Net income	3,909,639	—	3,909,639	—
Unrealized loss on investments,
net of tax of $20,172	(37,463)	—	—	(37,463)
Total comprehensive income	3,872,177	—	3,909,639	(37,463)

Dividend paid to parent	(4,668,277)	—	(4,668,277)	—
Balance, December 31, 2009	$99,690,991	$86,394,200	$13,209,871	$86,920

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the three months ended December 31, 2009 and 2008

(unaudited)

	Three Months Ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net income	$3,909,639	$2,251,839
Items not requiring (providing) cash:
Provision for credit losses on
finance receivables	5,610,651	7,137,181
Depreciation and amortization	1,002,494	1,234,910
Deferred income taxes	303,447	(814,275)
Interest accrued on investment notes	430,377	448,545
Changes in:
Accounts payable and accrued expenses	909,027	877,409
Deferred fees - net	805,598	2,829,255
Unearned premium reserves	(35,774)	(317,729)
Prepaids and other assets	592,920	688,186

Net cash provided by operating activities	13,528,379	14,335,321

Cash flows from investing activities:
Finance receivables purchased from affiliate	(59,267,425)	(69,009,320)
Finance receivables purchased from
retail merchants	(11,372,037)	(10,270,869)
Finance receivables repaid	59,124,411	45,460,838
Capital expenditures	(1,350)	(3,105)
Change in restricted cash	(527,300)	285,680
Investments purchased - restricted	(399,154)	(1,068,394)
Investments matured - restricted	810,000	701,000
Net cash used in investing activities	(11,632,855)	(33,904,170)

Cash flows from financing activities:
Net change under lines of credit	5,352,416	8,523,586
Proceeds from borrowings	43,057,032	30,000,000
Repayment of borrowings	(42,240,861)	(22,831,162)
Dividends paid to parent	(4,668,277)	(1,517,833)

Net cash provided by
financing activities	1,500,310	14,174,591

Net increase (decrease) in cash and equivalents	3,395,834	(5,394,258)

Cash and cash equivalents
Beginning of period	3,311,478	12,747,137

Cash and cash equivalents
End of period	$6,707,312	$7,352,879

Additional cash flow information:
Interest paid	$4,064,345	$3,764,136
Income taxes paid	$202,265	$1,839,156
Noncash financing activities:
Capital contribution from parent	$—	$2,000,000

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009 and September 30, 2009 and for the three months ended December 31, 2009 and December 31, 2008

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

Information with respect to December 31, 2009 and 2008, and the periods then ended, have not been audited by our independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations. The results of operations for the three months ended December 31, 2009 and 2008 are not necessarily indicative of results to be expected for the entire fiscal year. The condensed consolidated balance sheet as of September 30, 2009 and statement of stockholder’s equity for the year ended September 30, 2009 have been derived from the audited consolidated balance sheet and statement of stockholder’s equity. All the information in these condensed financial statements should be considered in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

NOTE 2: FINANCE RECEIVABLES

Finance receivables at December 31, 2009 and September 30, 2009, consisted of the following:

	December 31,	September 30,
	2009	2009

Military receivables/loans	$323,334,721	$320,804,513
Retail installment contracts	47,108,244	43,981,657

Total finance receivables	370,442,965	364,786,170

Net deferred loan fees and dealer discounts	(19,041,294)	(18,591,300)
Unearned insurance premium reserves	(7,067,441)	(7,016,414)
Insurance claims and policy reserves	(648,302)	(627,106)

Finance receivables - net of unearned fees and premiums	343,685,928	338,551,351

Allowance for credit losses	(24,621,255)	(24,621,255)

Finance receivables - net of allowance	$319,064,673	$313,930,096

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the period presented:

For the Three
Months Ended
December 31,
2009

Balance as of September 30, 2009	$24,621,255
Charge-offs:
Finance receivables
charged-off	(6,384,895)
Recoveries	774,244
Net charge-offs	(5,610,651)
Provision for credit losses	5,610,651
Balance as of December 31, 2009	$24,621,255

NOTE 3: GOODWILL AND INTANGIBLES

Due to the Transaction, the Company has recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired. Goodwill and intangible assets at December 31, 2009 and September 30, 2009 are as follows:

	December 31, 2009			September 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(5,332,736)	$5,667,264	$11,000,000	$(4,910,000)	$6,090,000
Agent relationships	700,000	(293,342)	406,658	700,000	(268,000)	432,000
Vendor relationships	1,700,000	(708,952)	991,048	1,700,000	(647,000)	1,053,000
Trade name	7,000,000	(2,289,177)	4,710,823	7,000,000	(2,083,000)	4,917,000
Technology	4,000,000	(2,293,593)	1,706,407	4,000,000	(2,087,000)	1,913,000
Valuation of business acquired –
unearned premium	1,600,000	(1,600,000)	—	1,600,000	(1,600,000)	—

Total amortizable intangibles	$26,000,000	$(12,517,800)	$13,482,200	$26,000,000	$(11,595,000)	$14,405,000

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill at September 30, 2009, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value. Management also evaluates amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments of amortizable intangible assets, as of September 30, 2009.

NOTE 4: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of one share for the three months ended December 31, 2009. There are no potentially dilutive securities issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

In June 2009, we entered into an amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD. Under the LSMS Agreement, we buy certain military loans that MBD originates and receive management and recordkeeping services from MBD. During the first quarter of fiscal 2010, the total loans we purchased from MBD pursuant to the LSMS Agreement were $59.3 million. Total fees paid to MBD pursuant to the LSMS Agreement were $10.0 million for the first quarter of fiscal 2010.

NOTE 6: DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	As of December 31, 2009		As of September 30, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$6,707,312	$6,707,312	$3,311,478	$3,311,478
Cash and cash equivalents - restricted	603,895	603,895	114,058	114,058
Investment securities - restricted	7,803,640	7,803,640	8,287,905	8,287,905
Investment securities - non-restricted	130,000	130,000	130,000	130,000
Finance receivables	$319,064,673	$319,140,820	$313,930,096	$313,711,224

Financial liabilities:
Revolving credit line	$26,122,416	$26,122,416	$20,770,000	$20,770,000
Amortizing term notes	222,519,034	224,667,039	221,187,023	219,281,642
Investment notes	$33,193,963	$33,093,766	$33,306,309	$33,248,428

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
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

The table below represents the Company’s financial instruments measured at fair value as of December 31, 2009, aggregated by level in the fair value hierarchy within those measurements fall.

Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total

Assets:
Investments - restricted	$7,803,640	$—	$—	$7,803,640
Money market funds - restricted*	332,073	—	—	332,073
Money market funds - non-restricted*	2,813,748	—	—	2,813,748
Total	$10,949,461	$—	$—	$10,949,461

______________

*Money market funds are included within "cash and cash equivalents-restricted" and "cash and cash equivalents non-restricted" as presented above, respectively.

During fiscal 2010 and 2009, we did not recognize any material realized gains or losses on investments. None of the investments with unrealized losses were determined to be other than temporarily impaired and none of those investments have unrealized losses for more than one year.

We record our restricted investments at fair market value. The following table represents our restricted investments as of December 31, 2009 and September 30, 2009:

	As of December 31, 2009				As of September 30, 2009

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Market		Unrealized	Unrealized	Market
	Book Value	Gains(1)	(Losses)(1)	Value	Book Value	Gains	(Losses)	Value
Restricted Investments:
Certificates of Deposit	$200,000	$3,757	$—	$203,757	$300,000	$6,571	$—	$306,571
Government Bonds	7,167,150	666,085	(537,984)	7,295,251	7,494,097	404,777	(223,422)	7,675,452
Corporate Bonds	302,768	1,864	—	304,632	302,449	3,433	—	305,882
	$7,669,918	$671,706	$(537,984)	$7,803,640	$8,096,546	$414,781	$(223,422)	$8,287,905

________________

(1)	The net unrealized gain on investments of $133,722 net of tax of $46,803 represents the accumulated other comprehensive income of $86,920

NOTE 7: BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”). The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”). The initial term of the SSLA ends on March 31, 2010 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year. Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”). The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future. Any lender may elect not to participate in future fundings at any time without penalty. As of December 31, 2009, we could request up to $12.7 million in additional funds and remain in compliance with the terms of the SSLA. No lender, however, has any contractual obligation to lend us these additional funds.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables unless otherwise required by generally accepted accounting principles (“GAAP”), (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated net receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2009. Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise. No part of the consolidated total required may be distributed as a dividend. As of December 31, 2009, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

As of December 31, 2009, the lenders have indicated a willingness to participate in fundings up to an aggregate of $261.3 million during the next 12 months, including $248.6 million which is currently outstanding. Included in this amount are borrowings of $45.4 million from withdrawing banks (the “withdrawing banks”), which had previously participated in the SLA.

Maturities

The following table represents outstanding obligations of our current SSLA lenders and banks that are not participating in our current SSLA listed within as withdrawing banks as of December 31, 2009:

	Amortizing Notes	Amortizing Notes
	SSLA Lenders	Withdrawing Banks	Total
2010	$48,079,472	$17,692,703	$65,772,175
2011	58,166,841	16,021,950	74,188,791
2012	46,235,007	10,051,875	56,286,882
2013	22,856,113	1,612,135	24,468,248
2014	1,802,938	—	1,802,938
2015 and beyond	—	—	—
Total	$177,140,371	$45,378,663	$222,519,034

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $33.2 million, which includes a $0.6 million purchase adjustment at December 31, 2009 and $33.3 million, which includes a $0.6 million purchase adjustment at September 30, 2009. The purchase adjustments relate to fair value adjustments recorded as part of the Transaction. These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature 1 to 10 years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days’ written notice. The average investment note payable was $35,324 and $32,900, with a weighted interest rate of 9.52% and 9.45% at December 31, 2009 and 2008, respectively.

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (Amendment No. 1) registering $25 million of investment notes. We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010. We began offering these investment notes on January 22, 2010.

NOTE 8: SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing these financial statements on February 12, 2010, and determined that there have been no events which management feels can materially affect our financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law. Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. Forward-looking statements include statements regarding our management's intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our annual report on Form 10-K for the period ended September 30, 2009 (“annual report”) under Part I— Item 1A—Risk Factors. Other factors not identified herein could also have such an effect. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation. When considering forward-looking statements keep these risk factors in mind. These forward-looking statements are made as of the date of this filing. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

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

Our finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants. All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the first quarter of fiscal 2010, the average size of a loan when purchased was approximately $3,312. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history. These factors may not allow them to build relationships with sources of financing.

Improvement of our profitability is dependent upon the growth in amount of finance receivables we are able to acquire from MBD or retail merchants and the maintenance of loan quality.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained MBD as our primary supplier of loans. Under the LSMS Agreement, MBD uses our underwriting criteria (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance). These criteria primarily require the following:

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

To the extent MBD originates loans under these standards, MBD is obligated to sell such loans to us and we are obligated to purchase such loans. Loans purchased from MBD and those previously originated by us prior to MCFC acquiring us in June 2007 (“the Transaction”) are referred to as “military loans.” See our annual report under “Item 1A. Risk Factors— MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines, which may materially adversely affect our business operations, cash flow, results of operations, financial condition and profitability.”

Loan Purchasing

Generally. Prior to the Transaction, we had over 20 years of experience underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary credit scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by MBD when originating loans in this market. Prior to the Transaction, we had incorporated these proprietary underwriting guidelines and scoring model into our loan origination system to facilitate auto-decisioning and risk-based pricing on our loans. In general, the majority of finance receivables we own are under $10,000, repayable in equal monthly installments and have terms no longer than 48 months.

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

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. An unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record. An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce. Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws. Standard underwriting guidelines are used at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay. These guidelines were developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance. MBD uses these guidelines to predict the relative likelihood of credit applicants repaying their obligation to us. We purchase loans made to consumers who fit our underwriting guidelines. The amount and interest rate of the military loan or retail sales finance transaction purchased are set by MBD or the retail merchant based upon our underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we consider purchasing a new loan from MBD that includes a refinanced portion if the existing borrower has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income. Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. Approximately 28.9% of the amount of military loans we purchased in the first quarter of fiscal 2010 was refinanced from outstanding loans compared to 26.0% during the first quarter of fiscal 2009.

Military Loans Purchased from MBD. We purchase military loans from MBD if they meet our lending guidelines. In connection with the Transaction, MBD was provided the rights to our lending guidelines and extensive experience with lending to the military marketplace. Pursuant to the LSMS Agreement, we transferred the right to use our underwriting model and system to MBD. However, we retained ownership of this model and the lending system. MBD originates these loans directly through its loan production offices and over the internet.

Retail Installment Contracts. We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 227 active retail merchant locations. Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or career retired U.S. military personnel or U.S. Department of Defense employees. These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit. We generally acquire these contracts without recourse to the originating merchant. However, reserve agreements with many retail merchants allow us to withhold funds from the merchant's proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible. Retail installment contracts generally have maximum terms of 48 months.

Management and Recordkeeping Services

We have retained MBD to provide management and recordkeeping services. MBD services our finance receivables in the same manner as we did prior to the Transaction. For these management and recordkeeping services, we pay MBD a monthly fee in an amount equal to .70% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee will be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index. Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and insufficient funds (“NSF”) fees, associated with these loans and retail installment contracts. For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee is adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.

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

Sources of Income

We generate revenues primarily from interest income earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earn revenues from credit reinsurance premiums. For purposes of the following discussion, “revenues” means the sum of our finance income and reinsurance premiums.

Finance Receivables

Our finance receivables are comprised of military loans and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	December 31,	September 30,
	2009	2009
	(dollars in thousands, except average note balance)

Finance receivables:
Total finance receivables balance	$370,443	$364,786
Average note balance	$2,441	$2,465
Total number of notes	151,779	148,015

Military loans:
Total military receivables	$323,335	$320,805
Percent of total finance receivables	87.28%	87.94%
Average note balance	$2,526	$2,534
Number of notes	128,026	126,613

Retail installment contracts:
Total retail installment contract receivables	$47,108	$43,982
Percent of total finance receivables	12.72%	12.06%
Average note balance	$1,983	$2,055
Number of notes	23,753	21,402

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended
	December 31,
	2009	2008
	(dollars in thousands)
Total finance receivables balance	$370,443	$346,957

Average total finance receivables (1)	$368,238	$334,903

Average interest bearing liabilities (1)	$279,023	$260,712

Total interest income and fees	$26,455	$24,343

Total interest expense	$4,572	$4,276

_____________________________

(1) Averages are computed using month-end balances.

Results of Operations and Financial Condition

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Total Finance Receivables. Our aggregate finance receivables increased 6.8% to $370.4 million on December 31, 2009 from $347.0 million on December 31, 2008. Our loan acquisitions decreased to $105 million during the first quarter of 2010 compared to $123 million during the first quarter of fiscal 2009. We reduced our loan acquisitions during this quarter in an effort to conserve funding resources. See further discussion in the section entitled “Loan Acquisition”.

Interest Income and Fees. Interest income and fees represented 94.8% of our total revenue for the first quarter of fiscal 2010 compared to 95.5% for the first quarter of fiscal year 2009. Interest income and fees increased to $26.5 million from $24.3 million for the first quarter of fiscal 2009, an increase of $2.1 million or 8.7%. This increase was primarily due to an increase in aggregate average finance receivables of 9.9%.

Interest Expense. Interest expense in the first quarter of 2010 increased to $4.6 million from $4.3 million in the first quarter of fiscal 2009, an increase of $0.3 million or 6.9%. In January 2009, we started paying our lenders a minimum interest rate per annum of 5.00% for our revolving facility and 6.25% per annum for our amortizing notes. In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average, aggregate outstanding principal amount of all amortizing notes held by the lenders. For the first quarter ending December 31, 2009, we paid our lenders $0.2 million in uncommitted availability fees.

Provision for Credit Losses. The provision for credit losses in the first quarter of fiscal 2010 decreased to $5.6 million from $7.1 million in the first quarter of fiscal 2009, a decrease of $1.5 million or 21.1%. The decrease is primarily due to positive trends in net charge-offs. During the first quarter of 2010, we saw a decline in our net charge-offs to 6.09% compared to 6.96% during the first quarter of 2009. In addition, there has been a decline in loans that are 60 days or more delinquent. As a percentage of our aggregate finance receivables, these loan balances decreased to 3.23% in first quarter fiscal 2010 from 3.32% in first quarter fiscal 2009. See further discussion in the section entitled “Allowance for Credit Losses.”

Noninterest Income. Noninterest income consists of revenue from credit reinsurance premiums, which was $1.5 million in the first quarter of fiscal 2010 compared to $1.1 million in the first quarter fiscal 2009.

Noninterest Expense. Noninterest expenses in the first quarter of fiscal 2010 increased to $11.4 million from $10.3 million in the first quarter of fiscal 2009, an increase of $1.1 million or 11.09%. The increase was primarily due to the increase in our management and recordkeeping services fees for the quarter. Management and recordkeeping services fees in the first quarter fiscal 2010 increased by $1.1 million or 13.7% from the first quarter of the fiscal 2009 due to an increase in our aggregate finance receivables for which this fee is based. The ratio of noninterest expense to average receivables was 3.11% in the first quarter of fiscal 2010 compared to 3.18% in the first quarter of fiscal 2009.

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

	As of	As of	As of
	December 31,	September 30,	December 31,
	2009	2009	2008
	(dollars in thousands)
Total finance receivables	$370,443	$364,786	$346,957
Total finance receivables balances 60	$11,960	$10,837	$11,509
days or more past due
Total finance receivables balances 60	3.23%	2.97%	3.32%
days or more past due as a percent
of total finance receivables

Credit Loss Experience and Provision for Credit Losses

General. The allowance for credit losses is maintained at an amount that management considers sufficient to cover estimated future losses. We utilize a statistical model based on potential credit risk trends incorporating both historical and prospective factors to estimate losses. These results and management's judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See our annual report “Item 1A. Risk Factors – If a customer leaves the military prior to repaying the military loan, there is an increased risk that loan will not be repaid.”

Military Loans. Our charge-off policy is to charge off finance receivables at 180 days past due or earlier if management deems it appropriate. Charge-offs occur primarily when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments. Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When buying loans, however, we cannot predict when or whether a customer may depart from the military early. Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military. Nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. Another source of loss is when a customer declares bankruptcy. See our annual report “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Nonearning Assets.”

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended
	December 31,
	2009	2008
	(dollars in thousands)
Military loans:
Military receivables charged-off	$6,200	$6,149
Less recoveries	709	572
Net charge-offs	$5,491	$5,577
Average military receivables	$321,962	$309,661
Percentage of net charge-offs to average	6.82%	7.21%
military receivables (1)

_______________________________

(1) Averages are computed using month-end balances.

Retail Installment Contracts. Under many of our arrangements with retail merchants, we may withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased. The amounts withheld from a particular retail merchant are recorded in a specific reserve account. Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its reserve account, as specified in the agreement with such retail merchant. Upon the retail merchant's request, and no more often than annually, we will pay the retail merchant the amount by which its reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant.

Our allowance for credit losses is charged off to the extent that the loss on any individual retail installment contract exceeds the retail merchant's aggregate reserve account at the time of the loss.

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented.

	Three Months Ended
	December 31,
	2009	2008
	(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$184	$324
Less recoveries	65	73
Net charge-offs	$119	$251
Average retail installment contact	$46,276	$25,243
receivables (1)
Percentage of net charge-offs to	1.02%	3.98%
retail installment contract receivables

_______________________________

(1) Averages are computed using month-end balances.

Allowance for Credit Losses. The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended
	December 31,
	2009	2008
	(dollars in thousands)
Average total finance receivables (1)	$368,238	$334,903
Provision for credit losses	$5,611	$7,137
Net charge-offs	$5,611	$5,828
Net charge-offs as a percentage of	6.09%	6.96%
average total finance receivables
Allowance for credit losses	$24,621	$24,291
Allowance as a percentage of average	6.69%	7.25%
total finance receivables

_______________________________

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended
	December 31,
	2009	2008
	(dollars in thousands)
Balance, beginning of period	$24,621	$22,982
Charge-offs:
Finance receivables
charged-off	(6,385)	(6,473)
Recoveries	774	645
Net charge-offs	(5,611)	(5,828)
Provision for credit losses	5,611	7,137
Balance, end of period	$24,621	$24,291

Loan Acquisition

Asset growth is the most important factor in determining our future revenues. In connection with purchasing the loans, we pay MBD a fee in the amount of $32.00 for each military consumer loan originated by MBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in MBD’s deferred acquisition cost analysis. Our loan acquisitions decreased to $105 million during the first quarter of 2010 compared to $123 million during the first quarter of fiscal 2009. We reduced our loan acquisitions during this quarter in an effort to conserve funding resources.

The following table sets forth our overall purchases of military loans and retail installment contracts as of the end of the periods presented:

	Three Months Ended
	December 31,
	2009	2008
	(dollars in thousands)
Total loans acquired:
Gross balance	$105,221	$122,698
Number of finance receivable notes	32,733	39,139
Average note amount	$3,215	$3,135

Military loans:
Gross balance	$93,388	$112,020
Number of finance receivable notes	28,193	35,130
Average note amount	$3,312	$3,189

Retail installment contracts:
Gross balance	$11,833	$10,678
Number of finance receivable notes	4,540	4,009
Average note amount	$2,606	$2,663

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry. Our principal use of cash is to purchase military loans and retail installment contracts. We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations. This amount is generally cash used in investing activities. Cash used in investing activities in the first three months of fiscal 2010 was approximately $11.6 million, which was funded from $13.5 million in operating activities and $1.5 million in financing activities. Cash used in investing activities in the first three months of fiscal 2009 was approximately $33.9 million, which was funded from $14.3 million of cash in operating activities and $14.2 million in financing activities. The decrease of $22.3 million, when comparing cash used in investing activities in the first three months of fiscal 2010 from first three months of fiscal year 2009, is primarily the result of a 38.9% increase in repayment of finance receivables.

Financing activities primarily consist of borrowing and repayments of debt incurred under our Secured Senior Lending Agreement dated June 12, 2009 (the “SSLA”). With ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some lenders in our credit group that may reduce their ability to participate in our credit facility or may cause a decrease in their willingness to lend at the current levels. During the first quarter, two of our existing SSLA banks were combined. This could result in less funding, however, the impact is not yet known. In addition, we have borrowings as of December 31, 2009 of $45.4 million from withdrawing banks who previously participated in the SLA; this capacity needs to be replaced to fund finance receivables. In an effort to conserve our funding resources, we have reduced our loan acquisitions while we continue to pursue alternative funding sources.

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (Amendment No. 1) registering $25 million of investment notes. We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010. We began offering these investment notes on January 22, 2010.

Senior Indebtedness-Bank Debt.

On June 12, 2009, we entered into the SSLA with certain lenders. The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”). The Company filed a Form 8-K on June 18, 2009 providing a brief description of the material terms of the SSLA.

As of December 31, 2009 we had $248.6 million of senior debt outstanding compared to $242.0 million at September 30, 2009, an increase of $6.6 million or 2.7%. The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future. Any lender may elect not to participate in any future fundings at any time without penalty. As of December 31, 2009 we could request up to $12.7 million in additional funds and remain in compliance with the terms of the SSLA. No lender, however, has any contractual obligation to lend us these additional funds. As of December 31, 2009 we were in compliance with all loan covenants.

As of December 31, 2009, the lenders have indicated a willingness to participate in fundings up to an aggregate of $261.3 million during the next 12 months, including $248.6 million which is currently outstanding. Included in this amount are borrowings of $45.4 million from other withdrawing banks who had previously participated in the SLA.

Senior Indebtedness Table. As of December 31, 2009 and September 30, 2009, the total borrowings and availability under the SSLA and our revolving line of credit from MCFC consisted of the following amounts for the end of the periods presented:

	As of	As of
	December 31,	September 30,
	2009	2009
	(dollars in thousands)
Revolving credit line:
Total facility	$32,500	$32,500
Balance at end of period	$26,122	$20,770
Maximum available credit (1)	$6,378	$11,730

Term notes (2):
Total facility	$228,834	$236,888
Balance at end of period	$222,519	$221,187
Maximum available credit (1):	$6,315	$16,098

Total revolving and term notes (2):
Total facility	$261,334	$269,388
Balance at end of period	$248,641	$241,957
Maximum available credit (1)	$12,693	$27,828
Credit facility available (3)	$12,693	$27,828
Percent utilization of the total facility	95.14%	89.82%

_____________________________

(1)   Maximum available credit assumes that proceeds in excess of the amounts shown below under "Credit Facility Available" are used to increase qualifying finance receivables and all terms of the senior lending agreement are met, including maintaining a senior indebtedness to consolidated net receivable ratio of not more than 80%.

(2)	Includes 48-month amortizing term note.

(3)   Credit available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net notes receivable ratio of not more than 80%.

   Outstanding Investment Notes. We fund certain capital and financial needs through the sale of investment notes. These notes have varying fixed interest rates and are subordinate to all senior indebtedness. We can redeem these notes at any time upon 30 days written notice. As of December 31, 2009, we had outstanding $33.2 million of these notes (with accrued interest), which includes a $0.6 million purchase adjustment. The purchase adjustments relate to fair value adjustments recorded as part of the Transaction. These notes had a weighted average interest rate of 9.52%. See “Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.”

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our profitability and financial performance are sensitive to changes in the U.S. Treasury yields and the spread between the effective rate of interest we receive on customer loans and the interest rates we pay on our borrowings. Our income from finance receivables is generally not sensitive to fluctuations in market interest rates. The primary exposure that we face is a change in interest rates on our borrowings. A substantial and sustained increase in market interest rates could adversely affect our growth and profitability. The overall objective of our interest rate risk management strategy is to mitigate the effects of changing interest rates on our interest expense through the utilization of short-term variable rate debt and medium and long-term fixed rate debt. We have not entered into any derivative instruments to manage our interest rate risk. For more information about this item see our annual report under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The following shows the estimated impact on earnings of changes in interest rates on variable rate debt as of December 31, 2009:

(Decrease)/increase:	-2%	-1%	0%	+1%	+2%
Revolving credit line *	$—	$—	$—	$261,224	$522,448
Amortizing term notes *	—	—	(223,655)	636,557	1,496,768
Investment note	(57,849)	(29,211)	(573)	28,065	56,704
Total impact on interest expense	$(57,849)	$(29,211)	$(224,228)	$925,846	$2,075,920

___________________________

*The revolving credit line and amortizing term notes have a minimum interest rate of 5.0% and 6.25% respectively.

ITEM 4T. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this quarterly report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 21, 2010, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-164109) effective.  Pursuant to this registration statement and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $25,000,000, on a continuous basis with an expected termination in January 21, 2012 (“Offering”).  We commenced the offering of these investment notes on January 22, 2010.  As of February 12, 2010, we had sold 8 investment notes, with an aggregate offering price of $518,505. As described in our prospectus, we are offering the investment notes through our officers and employees directly without an underwriter or agent. As of December 31, 2009, we had not offered or sold any investment notes under this Offering.  We anticipate the net proceeds of the Offering to be $24.4 million.  We estimate the total expenses of the Offering to be $0.6 million.

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated December 24, 2009).
3.2	Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated December 24, 2009).
3.3

Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 18, 2003 (the “Initial Registration Statement”)).

4.1

Second Amended and Restated Indenture dated as of December 29, 2009. (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 31, 2009 (the "2009 Registration Statement")).

4.2	Form of investment note certificate (Incorporated by reference to Exhibit 4.2 of the 2009 Registration Statement).
4.3

Secured Senior Lending Agreement dated as of June 12, 2009 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated June 18, 2009).

4.4

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

10.4

Employment Agreement dated February 1, 2007 between the Company and Laura V. Stack. (Incorporated by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the year ended September 30, 2008).

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

21	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K for the year ended September 30, 2009).
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Name	Title	Date

/s/ Thomas H. Holcom	Chief Executive Officer,	February 12, 2010
Thomas H. Holcom	President and Director (Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	February 12, 2010
Laura V. Stack	Treasurer, Asst. Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Joe B. Freeman	Chief Operating Officer and	February 12, 2010
Joe B. Freeman	Director

/s/ Robert F. Hatcher	Director	February 12, 2010
Robert F. Hatcher