Form 10-Q
period 2010-03-31
PIONEER FINANCIAL SERVICES INC
filed 2010-05-14
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as May 14, 2010
Common Stock, no par value	One Share

As of May 14, 2010 one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
March 31, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2010 and September 30, 2009
(unaudited)

ASSETS

	March 31,	September 30,
	2010	2009

Cash and cash equivalents - non-restricted	$4,239,557	$3,311,478
Cash and cash equivalents - restricted	637,116	114,058
Investments – restricted	7,838,085	8,287,905
Investments - non-restricted	130,000	130,000

Net finance receivables	306,073,342	313,930,096

Furniture and equipment, net	273,604	427,639
Deferred income tax asset	3,929,231	4,294,966
Prepaid and other assets	5,532,969	5,915,115
Deferred acquisition costs	2,916,293	3,034,599
Goodwill	31,474,280	31,474,280
Intangibles - net	12,559,400	14,405,000

Total assets	$375,603,877	$385,325,136

LIABILITIES AND STOCKHOLDER'S EQUITY

Revolving credit line - banks	$23,534,000	$20,770,000
Subordinated debt-parent	3,000,000	-
Accounts payable	1,558,796	1,891,825
Accrued expenses and other liabilities	6,831,589	7,682,887
Amortizing term notes	204,828,860	221,187,023
Investment notes	34,238,032	33,306,309

Total liabilities	273,991,277	284,838,044

Commitments and contingencies (see Note 7)
Stockholder's equity:
Common stock, no par value; 1 share issued and
outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	93,624	124,383
Retained earnings	15,124,776	13,968,509

Total stockholder's equity	101,612,600	100,487,092

Total liabilities and stockholder's equity	$375,603,877	$385,325,136

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Operations
For the three and six months ended March 31, 2010 and March 31, 2009
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest income and fees	$25,417,138	$24,805,074	$51,872,230	$49,147,820

Interest expense	4,426,293	4,529,894	8,998,756	8,806,262

Net interest income before provision for credit losses	20,990,845	20,275,180	42,873,474	40,341,558
Provision for credit losses	4,786,487	5,405,215	10,397,137	12,542,396
Net interest income	16,204,358	14,869,965	32,476,337	27,799,162

Noninterest income:
Insurance premiums earned and other income	1,282,243	1,184,679	2,735,634	2,328,468
Total noninterest income	1,282,243	1,184,679	2,735,634	2,328,468

Noninterest expense:
Management and recordkeeping services fee	9,206,325	8,560,343	18,453,548	16,696,257
Professional and regulatory fees	360,601	474,185	711,870	844,497
Amortization of intangibles	922,800	1,058,700	1,845,600	2,117,400
Other operating expenses	805,318	213,425	1,753,968	973,790
Total noninterest expense	11,295,044	10,306,653	22,764,986	20,631,944

Income before income taxes	6,191,557	5,747,991	12,446,985	9,495,686
Provision for income taxes	2,321,833	2,254,821	4,667,619	3,750,676
Net income	$3,869,724	$3,493,170	$7,779,366	$5,745,010

Net income per share, basic and diluted	$3,869,724	$3,493,170	$7,779,366	$5,745,010

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Stockholder's Equity
For the six months ended March 31, 2010 and
year ended September 30, 2009
(unaudited)

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income

Balance, September 30, 2008	$88,543,991	$84,394,200	$4,149,791	$-
Net income	13,336,552	-	13,336,552	-
Unrealized gain on investments,
net of tax of $66,976	124,383	-	-	124,383
Total comprehensive income	13,460,935	-	13,336,552	124,383

Capital contribution by parent	2,000,000	2,000,000	-	-
Dividend paid to parent	(3,517,834)	-	(3,517,834)	-

Balance, September 30, 2009	$100,487,092	$86,394,200	$13,968,509	$124,383

Comprehensive income:
Net income	7,779,366	-	7,779,366	-
Unrealized loss on investments,
net of tax of $16,562	(30,759)	-	-	(30,759)
Total comprehensive income	7,748,607	-	7,779,366	(30,759)

Dividend paid to parent	(6,623,099)	-	(6,623,099)	-
Balance, March 31, 2010	$101,612,600	$86,394,200	$15,124,776	$93,624

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the six months ended March 31, 2010 and 2009
(unaudited)

	Six Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$7,779,366	$5,745,010
Items not requiring (providing) cash:
Provision for credit losses on
finance receivables	10,397,137	12,542,396
Depreciation and amortization	2,007,049	2,380,644
Deferred income taxes	413,056	(637,123)
Interest accrued on investment notes	899,122	860,755
Changes in:
Accounts payable and accrued expenses	(1,184,328)	5,915,672
Deferred fees - net	(503,686)	3,301,711
Unearned premium reserves	414,961	(198,316)
Prepaids and other assets	500,452	(36,503)

Net cash provided by operating
activities	20,723,129	29,874,246

Cash flows from investing activities:
Finance receivables purchased from affiliate	(103,920,635)	(116,355,088)
Finance receivables purchased from retail merchants	(21,537,102)	(22,324,577)
Finance receivables repaid	123,006,080	96,901,634
Capital expenditures	(28,890)	(37,665)
Change in restricted cash	(553,817)	300,865
Investments purchased - restricted	(1,089,712)	(2,095,416)
Investments matured - restricted	1,460,000	1,202,000
Net cash (used in) provided by investing activities	(2,664,076)	(42,408,247)

Cash flows from financing activities:
Net change under lines of credit	2,764,000	(8,721,000)
Proceeds from borrowings	52,145,913	61,300,000
Repayment of borrowings	(65,417,788)	(46,312,727)
Dividends paid to parent	(6,623,099)	(1,517,834)

Net cash (used in) provided by
financing activities	(17,130,974)	4,748,439

Net increase (decrease) in cash and equivalents	928,079	(7,785,562)

Cash and cash equivalents
Beginning of period	3,311,478	12,747,137

Cash and cash equivalents
End of period	$4,239,557	$4,961,575

Additional cash flow information:
Interest paid	$8,103,990	$7,820,781
Income taxes paid	$5,988,418	$2,017,248
Noncash financing activities:
Capital contribution from parent	$-	$2,000,000

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2010 and September 30, 2009 and for the three and six months ended March 31, 2010 and March 31, 2009
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

Information with respect to March 31, 2010 and 2009, and the periods then ended, have not been audited by our independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations.  The results of operations for the three and six months ended March 31, 2010 and 2009 are not necessarily indicative of results to be expected for the entire fiscal year.  The condensed consolidated balance sheet as of September 30, 2009 and statement of stockholder’s equity for the year ended September 30, 2009 have been derived from the audited consolidated balance sheet and statement of stockholder’s equity. All the information in these condensed financial statements should be considered in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

NOTE 2:  FINANCE RECEIVABLES

Finance receivables at March 31, 2010 and September 30, 2009, consisted of the following:

	March 31,	September 30,
	2010	2009

Military receivables/loans	$307,561,433	$320,804,513
Retail installment contracts	47,842,334	43,981,657

Total finance receivables	355,403,767	364,786,170

Net deferred loan fees and dealer discounts	(17,805,722)	(18,591,300)
Unearned premium reserves	(7,032,907)	(7,016,414)
Claims and policy reserves	(670,541)	(627,106)

Finance receivables - net of unearned fees and premiums	329,894,597	338,551,350

Allowance for credit losses	(23,821,255)	(24,621,255)

Finance receivables - net of allowance	$306,073,342	$313,930,096

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the period presented:

	For the Six Months Ended	As of and for the Year Ended
	March 31,	September 30,
	2010	2009

Balance, beginning of period	$24,621,255	$22,982,256
Charge-offs:
Finance receivables charged-off	(12,967,087)	(25,041,024)
Recoveries	1,769,950	3,225,687
Net charge-offs	(11,197,137)	(21,815,337)
Provision for credit losses	10,397,137	23,454,336
Balance, end of period	$23,821,255	$24,621,255

NOTE 3:  GOODWILL AND INTANGIBLES

Due to the Transaction, the Company has recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets at March 31, 2010 and September 30, 2009 are as follows:

	March 31, 2010			September 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(5,755,472)	$5,244,528	$11,000,000	$(4,910,000)	$6,090,000
Agent relationships	700,000	(318,684)	381,316	700,000	(268,000)	432,000
Vendor relationships	1,700,000	(770,904)	929,096	1,700,000	(647,000)	1,053,000
Trade name	7,000,000	(2,495,354)	4,504,646	7,000,000	(2,083,000)	4,917,000
Technology	4,000,000	(2,500,186)	1,499,814	4,000,000	(2,087,000)	1,913,000
Valuation of business acquired - unearned premium	1,600,000	(1,600,000)	-	1,600,000	(1,600,000)	-

Total amortizable intangibles	$26,000,000	$(13,440,600)	$12,559,400	$26,000,000	$(11,595,000)	$14,405,000

Goodwill	$31,474,280	$-	$31,474,280	$31,474,280	$-	$31,474,280

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

NOTE 4: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of one share for the three and six months ended March 31, 2010 and for the three and six months ended March 31, 2009.  There are no potentially dilutive securities issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

In June 2009, we entered into an amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD.  Under the LSMS Agreement, we buy certain military loans that MBD originates and receive management and recordkeeping services from MBD.  During the second quarter of fiscal 2010, the total loans we purchased from MBD pursuant to the LSMS Agreement were $44.6 million, bringing the year to date fiscal 2010 total to $103.9 million.  We have paid $9.7 million to MBD pursuant to the LSMS Agreement for the second quarter of fiscal 2010 compared to $8.6 million in the second quarter of fiscal 2009.  Management fee expense paid to MBD for the first six months of fiscal 2010 totals $19.7 million compared to $16.7 million for the first six months of fiscal 2009.  During the second quarter of 2010, we obtained funding in the amount of $3.0 million from our parent company, MCFC, in the form of a subordinated note.  See further discussion in the section entitled “Borrowings.”

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

Cash and Cash Equivalents — The carrying value approximates fair value due to their liquid nature.
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

	As of March 31, 2010		As of September 30, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$4,239,557	$4,239,557	$3,311,478	$3,311,478
Cash and cash equivalents - restricted	637,116	637,116	114,058	114,058
Investment securities - restricted	7,838,085	7,838,085	8,287,905	8,287,905
Investment securities - non-restricted	130,000	130,000	130,000	130,000
Finance receivables	$306,073,342	$306,217,479	$313,930,096	$313,711,224

Financial liabilities:
Revolving credit line	$23,534,000	$23,534,000	$20,770,000	$20,770,000
Revolving subordinated debt	3,000,000	3,000,000	-	-
Amortizing term notes	204,828,860	201,315,579	221,187,023	219,281,642
Investment notes	$34,238,032	$34,876,457	$33,306,309	$33,248,428

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

The table below represents the Company’s financial instruments measured at fair value as of March 31, 2010 and September 30, 2009 aggregated by level in the fair value hierarchy within which those measurements fall.

Input Levels for Fair Value Measurements

	As of March 31, 2010				As of September 30, 2009

Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investments - restricted	$7,838,085	$-	$-	$7,838,085	$8,287,905	$-	$-	$8,287,905
Money market funds - restricted*	582,081	-	-	582,081	-	-	-	-
Money market funds - non-restricted*	3,750,388	-	-	3,750,388	-	-	-	-
Total	$12,170,554	$-	$-	$12,170,554	$8,287,905	$-	$-	$8,287,905

*Money market funds are included within "cash and cash equivalents-restricted" and "cash and cash equivalents non-restricted" as presented above, respectively.

We record our restricted investments at fair market value.  The following table represents our restricted investments as of March 31, 2010 and September 30, 2009:

	As of March 31, 2010				As of September 30, 2009

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Market		Unrealized	Unrealized	Market
	Book Value	Gains (1)	(Losses) (1)	Value	Book Value	Gains	(Losses)	Value
Restricted Investments:
Certificates of Deposit	$200,000	$1,626	$-	$201,626	$300,000	$6,571	$-	$306,571
Government Bonds	7,190,960	158,540	(18,855)	7,330,645	7,494,097	404,777	(223,422)	7,675,452
Corporate Bonds	303,087	2,727	-	305,814	302,449	3,433	-	305,882
	$7,694,047	$162,893	$(18,855)	$7,838,085	$8,096,546	$414,781	$(223,422)	$8,287,905

_________________________
(1)           The net unrealized gain on investments of $144,038 net of tax of $50,414 represents the accumulated other comprehensive income of $93,624.

During fiscal 2010 and 2009 we did not recognize any material realized gains or losses on investments. None of the investments with unrealized losses were determined to be other than temporarily impaired and none of those investments have unrealized losses for more than one year.

NOTE 7:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2011 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  As of March 31, 2010, we could request up to $19.7 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables unless otherwise required by generally accepted accounting principles (“GAAP”), (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated net receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2009.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required may be distributed as a dividend.  As of March 31, 2010, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

As of March 31, 2010 the lenders have indicated a willingness to participate in fundings up to an aggregate of $248.0 million during the next 12 months, including $228.4 million which is currently outstanding.  Included in this amount are borrowings of $47.0 million from withdrawing banks (the “withdrawing banks”), which previously participated in the SLA or SSLA.

Subordinated Debt-Parent

In the second quarter of fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.00%, whichever is greater.  Interest on borrowings was 5.00% at March 31, 2010.   As of March 31, 2010, the outstanding balance was $3.0 million.

Maturities

The following table represents outstanding obligations of our current SSLA lenders and banks that are not participating in our current SSLA listed within as withdrawing banks as of March 31, 2010:

	Amortizing Notes	Amortizing Notes
	SSLA Lenders	Withdrawing Banks	Total
2010	$30,846,909	$12,704,766	$43,551,675
2011	55,897,255	19,462,951	75,360,206
2012	44,866,416	12,667,228	57,533,644
2013	23,587,030	2,184,315	25,771,345
2014	2,611,990	-	2,611,990
2015 and beyond	-	-	-
Total	$157,809,600	$47,019,260	$204,828,860

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $34.2 million, which includes a $0.5 million purchase adjustment at March 31, 2010 and $33.3 million, which includes a $0.6 million purchase adjustment at September 30, 2009.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature 1 to 10 years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days’ written notice. The average investment note payable was $36,631 and $33,410, with a weighted interest rate of 9.50% and 9.47% at March 31, 2010 and 2009, respectively.

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (Amendment No. 1) registering $25 million of investment notes.  We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010.  We began offering these investment notes on January 22, 2010.  As of March 31, 2010, we had issued 9 investment notes, with an aggregate value of approximately $0.9 million.

NOTE 8: SUBSEQUENT EVENTS

We evaluated subsequent events through the time of filing these financial statements and determined that there have been no events that management feels can materially affect our financial position.

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

Our finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the second quarter of fiscal 2010, the average size of a loan when purchased was approximately $3,208.  A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with sources of financing.

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

To the extent MBD originates loans under these standards, MBD is obligated to sell such loans to us and we are obligated to purchase such loans.  Loans purchased from MBD and those originated by us prior to MCFC acquiring us in June 2007 (the “Transaction”) are referred to as “military loans.”  See our annual report under “Item 1A.  Risk Factors— MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines, which may materially adversely affect our business operations, cash flow, results of operations, financial condition and profitability.”

Loan Purchasing

Generally.  Prior to the Transaction, we had over 20 years of experience underwriting, originating, monitoring and servicing consumer loans to the military market and developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary credit scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by MBD when originating loans in this market.   Prior to the Transaction, we incorporated these proprietary underwriting guidelines and scoring model into our loan origination system to facilitate auto-decisioning and risk-based pricing on our loans.

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

As a customer service, we consider purchasing a new loan from MBD that includes a refinanced portion if the existing borrower has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 23.5% of the amount of military loans we purchased in the second quarter of fiscal 2010 was refinanced from outstanding loans compared to 25.5% during the second quarter of fiscal 2009.

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

Retail Installment Contracts.  We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 242 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant's proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts generally have maximum terms of 48 months.

Management and Recordkeeping Services

We have retained MBD to provide management and recordkeeping services.  MBD services our finance receivables in the same manner we did prior to the Transaction. For these management and recordkeeping services, we pay MBD a monthly fee in an amount equal to .70% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee is adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and insufficient funds fees, associated with these loans and retail installment contracts.  For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee is adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.

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

Sources of Income

We generate revenues primarily from interest income earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earn revenues from credit reinsurance premiums and credit protection fees. For purposes of the following discussion, “revenues” means the sum of our finance income and fees.

During the second quarter of fiscal 2010, MBD began offering a debt protection product to our customers.  This product will replace credit insurance products we have offered to customers historically.  If our customers are killed, injured, become ill among other events, including during war, our subsidiary will have payment obligations.  The liability we establish for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business.

Finance Receivables

Our finance receivables are comprised of military loans and retail installment contracts.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	March 31,	September 30,
	2010	2009
	(dollars in thousands, except average note balance)
Finance receivables:
Total finance receivables balance	$355,403	$364,786
Average note balance	$2,410	$2,465
Total number of notes	147,442	148,015

Military loans:
Total military receivables	$307,561	$320,805
Percent of total finance receivables	86.54%	87.94%
Average note balance	$2,515	$2,534
Number of notes	122,285	126,613

Retail installment contracts:
Total retail installment contract receivables	$47,842	$43,982
Percent of total finance receivables	13.46%	12.06%
Average note balance	$1,902	$2,055
Number of notes	25,157	21,402

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds.  Some state and federal statutes regulate the interest rates that may be charged to our customers.  In addition, competitive market conditions also impact the interest rates.

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Total finance receivables balance	$355,403	$348,315	$355,403	$348,315

Average total finance receivables (1)	$359,188	$345,275	$363,713	$340,089

Average interest bearing liabilities (1)	$266,034	$267,135	$272,528	$263,923

Total interest income and fees	$25,417	$24,805	$51,872	$49,148

Total interest expense	$4,426	$4,530	$8,999	$8,806

_____________________________
(1)  Averages are computed using month-end balances.

Results of Operations and Financial Condition

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total Finance Receivables.  Our aggregate finance receivables increased 2.0%, or $7.1 million, to $355.4 million on March 31, 2010 from $348.3 million on March 31, 2009.  Our primary supplier of loans, MBD, saw a 9.6% decrease in its originations of loans during the second quarter of fiscal 2010 over the same period in fiscal 2009.  See further discussion in the section entitled “Loan Acquisition.”

Interest Income and Fees.  Interest income and fees represented 95.2% of our total revenue for the second quarter of fiscal 2010 compared to 95.4% for the second quarter of fiscal year 2009. Interest income and fees increased to $25.4 million in the second quarter of fiscal 2010 from $24.8 million for the second quarter of fiscal year 2009, an increase of $0.6 million, or 2.4%.  This increase was primarily due to an increase in aggregate average finance receivables of 4.0%.

Interest Expense.  Interest expense in the second quarter of 2010 decreased to $4.4 million from $4.5 million in the second quarter of fiscal 2009, a decrease of $0.1 million, or 2.2%.  Our average interest bearing liabilities decreased to $266.0 million in the second quarter of fiscal 2010 from $267.1 million in the second quarter of fiscal 2009, a decrease of 0.4%, resulting in decreased borrowing costs between the two periods.

Provision for Credit Losses.  The provision for credit losses in the second quarter of fiscal 2010 decreased to $4.8 million from $5.4 million in the second quarter of fiscal 2009, a decrease of $0.6 million, or 11.1%. The decrease is primarily due to positive trends in net charge-offs allowing us to reduce our allowance for loan losses. During the second quarter of 2010, we saw a decline in our net charge-offs to 6.22% compared to 6.26% during the second quarter of 2009.

Noninterest Income.  Noninterest income consists of revenue from credit reinsurance premiums and debt protection fees, which was $1.3 million in the second quarter of fiscal 2010 compared to $1.2 million of credit reinsurance premiums in the second quarter fiscal 2009.

Noninterest Expense.  Noninterest expenses in the second quarter of fiscal 2010 increased to $11.3 million from $10.3 million in the second quarter of fiscal 2009, an increase of $1.0 million, or 9.7%.  The increase was primarily due to the increase in our management and recordkeeping services fees for the quarter.  Management and recordkeeping services fees in the second quarter of fiscal 2010 increased by $0.6 million, or 7.6%, from the second quarter of fiscal 2009 due to an increase in our aggregate finance receivables upon which this fee is based.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Total Finance Receivables.  Our aggregate finance receivables decreased 2.6% during the first six months of fiscal 2010 to $355.4 million from $364.8 million on September 30, 2009, compared to a 9.1% increase during the first six months of fiscal 2009 to $348.3 million from $319.3 million on September 30, 2008.  Our primary supplier of loans, MBD, saw a 12.3% decrease in its originations of loans during the first six months of 2010 compared to the first six months of fiscal 2009.  We reduced our loan acquisitions during the first six months of 2010 in an effort to conserve funding resources.  See further discussion in the section entitled “Loan Acquisition.”

Interest Income and Fees.  Interest income and fees for the first six months of 2010 represented 95.0% of our total revenue compared to 95.5% for the first six months of 2009.  Interest income and fees for the first six months of fiscal 2010 increased to $51.8 million from $49.1 million for the first six months of fiscal 2009, an increase of $2.7 million, or 5.5%.  This increase was primarily due to an increase in aggregate average finance receivables compared to 2009 of 6.9%.

Interest Expense.  Interest expense in the first six months of 2010 increased to $9.0 million from $8.8 million in the first six months of 2009, an increase of $0.2 million, or 2.2%.  Our average interest bearing liabilities for the six months ended March 31, 2010 increased by $8.6 million, or 3.3%, compared to the six months ended March 31, 2009, resulting in increased borrowing costs between the two periods.

Provision for Credit Losses.  The provision for credit losses in the first six months of fiscal 2010 decreased to $10.4 million from $12.5 million in the first six months of fiscal 2009, a decrease of $2.1 million, or 16.8%. The decrease is primarily due to positive trends in net charge-offs, which has allowed us to reduce our allowance for loan losses. During the first six months of 2010, we saw a decline in our net charge-offs to 6.16% compared to 6.61% during the first six months of 2009.  See further discussion in the section entitled “Allowance for Credit Losses.”

Noninterest Income.  Noninterest income consists of revenue from credit reinsurance premiums and debt protection fees, which was $2.7 million in the first six months of fiscal 2010 compared to $2.3 million in the first six months of fiscal 2009.

Noninterest Expense.  Noninterest expense in the first six months of fiscal 2010 increased to $22.8 million from $20.6 million in the first six months of fiscal 2009, an increase of $2.2 million or 10.7%.  The increase was primarily due to the increase in our management and recordkeeping services fees for the first six months of 2010.  Management and recordkeeping services fees in the first six months of fiscal 2010 increased by $1.7 million or 10.5% from the first six months of fiscal 2009 due to an increase in our aggregate finance receivables upon which this fee is based.

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

	As of	As of	As of
	March 31,	September 30,	March 31,
	2010	2009	2009
	(dollars in thousands)
Total finance receivables	$355,403	$364,786	$348,315
Total finance receivables balances 60	$10,614	$10,837	$8,786
days or more past due
Total finance receivables balances 60	2.99%	2.97%	2.52%
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

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Military loans:
Military receivables charged-off	$6,423	$6,159	$12,624	$12,308
Less recoveries	897	810	1,605	1,382
Net charge-offs	$5,526	$5,349	$11,019	$10,926
Average military receivables	$311,369	$313,327	$316,666	$311,494
Percentage of net charge-offs to average	7.10%	6.83%	6.96%	7.02%
military receivables (1)

______________________________
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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$159	$146	$343	$470
Less recoveries	99	90	165	163
Net charge-offs	$60	$56	$178	$307
Average retail installment contact	$47,819	$31,949	$47,048	$28,596
receivables (1)
Percentage of net charge-offs to	0.50%	0.70%	0.76%	2.15%
retail installment contract receivables

___________________________________
(1) Averages are computed using month-end balances.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Average total finance receivables (1)	$359,188	$345,275	$363,713	$340,089
Provision for credit losses	$4,786	$5,405	$10,397	$12,542
Net charge-offs	$5,586	$5,405	$11,197	$11,233
Net charge-offs as a percentage of	6.22%	6.26%	6.16%	6.61%
average total finance receivables
Allowance for credit losses	$23,821	$24,291	$23,821	$24,291
Allowance as a percentage of average	6.63%	7.04%	6.55%	7.14%
total finance receivables

______________________________
(1) Averages are computed using month-end balances.

We maintain an allowance for credit losses, which represents management’s best estimate of probable losses in the outstanding finance receivable portfolio.  The allowance for credit losses is reduced by actual credit losses and is increased by the provision for credit losses and recoveries of previous credit losses.  The provision for credit losses is charged to earnings to bring the total allowance to a level considered necessary by management.  As the portfolio of finance receivables consists of a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as two separate components: military loans and retail installment contracts.  Management considers numerous factors in estimating losses in our credit portfolio, including the following:

•	prior credit losses and recovery experience;

•	current economic conditions;

•	current finance receivable delinquency trends; and

•	demographics of the current finance receivable portfolio.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Balance, beginning of period	$24,621	$24,291	$24,621	$22,982
Charge-offs:
Finance receivables
charged-off	(6,582)	(6,305)	(12,967)	(12,778)
Recoveries	996	900	1,770	1,545
Net charge-offs	(5,586)	(5,405)	(11,197)	(11,233)
Provision for credit losses	4,786	5,405	10,397	12,542
Balance, end of period	$23,821	$24,291	$23,821	$24,291

Loan Acquisition

Asset growth is the most important factor in determining our future revenues.  In connection with purchasing the loans, we pay MBD a fee in the amount of $32.00 for each military consumer loan originated by MBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in MBD’s deferred acquisition cost analysis.  Our loan acquisitions decreased in the first six months of 2010 to $184.1 million from $210.0 million in the first six months of fiscal year 2009.  Our loan acquisitions decreased to $78.9 million during the second quarter of 2010 compared to $87.3 million during the second quarter of fiscal 2009.

The following table sets forth our overall purchases of military loans and retail installment contracts as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Total loans acquired:
Gross balance	$78,880	$87,315	$184,101	$210,012
Number of finance receivable notes	24,588	28,013	57,321	67,152
Average note amount	$3,208	$3,117	$3,212	$3,127

Military loans:
Gross balance	$68,159	$74,962	$161,547	$186,982
Number of finance receivable notes	20,503	23,498	48,696	58,628
Average note amount	$3,324	$3,190	$3,317	$3,189

Retail installment contracts:
Gross balance	$10,721	$12,353	$22,554	$23,030
Number of finance receivable notes	4,085	4,515	8,625	8,524
Average note amount	$2,624	$2,736	$2,615	$2,702

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  This amount is generally cash used in investing activities.  Cash used in investing activities in the first six months of fiscal 2010 was approximately $2.7 million, and cash used in financing activities was $17.1 million which was funded from $20.7 million in operating activities.  Cash used in investing activities in the first six months of fiscal 2009 was approximately $42.4 million, which was funded from $29.9 million of cash in operating activities and $4.7 million in financing activities.  The decrease of $39.7 million, when comparing cash used in investing activities in the first six months of fiscal 2010 from first six months of fiscal year 2009, is primarily the result of a 26.9% increase in repayment of finance receivables.

Financing activities primarily consist of borrowing and repayments of debt incurred under our Secured Senior Lending Agreement dated June 12, 2009 (the “SSLA”).  With ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some lenders in our credit group that may reduce their ability to participate in our credit facility or may cause a decrease in their willingness to lend at the current levels. During the first quarter, two of our existing SSLA banks were combined.  This has resulted in less funding, however, only a portion of the combined bank’s borrowings are considered withdrawing.   In addition, we have borrowings as of March 31, 2010 of $47.0 million from withdrawing banks who previously participated in the SLA or SSLA; this capacity needs to be replaced to fund finance receivables. “In addition, we have borrowed $3.0 million pursuant to our revolving line of credit with our parent, MCFC, which line is authorized under the SSLA.”

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (Amendment No. 1) registering $25 million of investment notes.  We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010.  We began offering these investment notes on January 22, 2010.  As of March 31, 2010, we had issued 9 investment notes, with an aggregate value of approximately $0.9 million.

Senior Indebtedness-Bank Debt.

 On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The Company filed a Form 8-K on June 18, 2009 providing a brief description of the material terms of the SSLA.

As of March 31, 2010, we had $228.4 million of senior debt outstanding compared to $242.0 million at September 30, 2009, a decrease of $13.6 million, or 5.6%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  As of March 31, 2010, we could request up to $19.7 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of March 31, 2010, we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $23.5 million and $20.8 million at March 31, 2010 and 2009 respectively. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.00%, whichever is greater.  Interest on borrowings was 5.00% at March 31, 2010 and 2009 respectively.

As of March 31, 2010, the lenders have indicated a willingness to participate in fundings up to an aggregate of $248.0 million during the next 12 months, including $228.4 million that is currently outstanding.  Included in this amount are borrowings of $47.0 million from other withdrawing banks who previously participated in the SLA or SSLA.

Senior Indebtedness Table-Bank Debt.  As of March 31, 2010 and September 30, 2009, the total borrowings and availability under the SSLA and our revolving line of credit from MCFC consisted of the following amounts for the end of the periods presented:

	As of	As of
	March 31,	September 30,
	2010	2009
	(dollars in thousands)
Revolving credit line:
Total facility	$24,850	$32,500
Balance at end of period	$23,534	$20,770
Maximum available credit (1)	$1,316	$11,730

Term notes (2):
Total facility	$223,169	$236,888
Balance at end of period	$204,829	$221,187
Maximum available credit (1):	$18,340	$16,098

Total revolving and term notes (2):
Total facility	$248,019	$269,388
Balance at end of period	$228,363	$241,957
Maximum available credit (1)	$19,656	$27,828
Credit facility available (3)	$19,656	$27,828
Percent utilization of the total facility	92.07%	89.82%

__________________________________
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

Subordinated Debt-Parent. In the second quarter of fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.00%, whichever is greater.  Interest on borrowings was 5.00% at March 31, 2010.   As of March 31, 2010, the outstanding balance was $3.0 million.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of March 31, 2010, we had outstanding $34.2 million of these notes (with accrued interest), which includes a $0.5 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.5%.

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

The following shows the estimated impact on earnings of changes in interest rates on variable rate debt as of March 31, 2010:

(Decrease)/increase:	-2%	-1%	0%	+1%	+2%
Revolving credit line (1)	$-	$-	$-	$235,340	$470,680
Amortizing term notes (1)	-	-	(184,528)	646,806	1,478,141
Investment note	(93,792)	(46,928)	(64)	46,800	93,664
Total impact on interest expense	$(93,792)	$(46,928)	$(184,592)	$928,946	$2,042,485

____________________________
(1) The revolving credit line and amortizing term notes have a minimum interest rate of 5.0% and 6.25% respectively.

ITEM 4T.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this quarterly report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.   Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 21, 2010, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-164109) effective.  Pursuant to this registration statement and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $25,000,000, on a continuous basis with an expected termination on January 21, 2012 unless terminated earlier at our discretion.  For the quarter ended March 31, 2010, we issued 9 notes in the approximate aggregate principal amount of $913,558.  Costs incurred in connection with the preparation of the initial registration statement on Form S-1 up to the effective date of the registration statement were approximately $191,995.  Our expenses incurred in connection with the issuance and distribution of the investment notes from the date our registration statement became effective, January 21, 2010, through March 31, 2010 were approximately $17,610.  As of May 14, 2010, we issued 34 investment notes, with an aggregate principal amount of $2.7 million.  The net offering proceeds through March 31,, 2010 were $2.5 million.

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

Name	Title	Date

/s/ Thomas H. Holcom	Chief Executive Officer,	May 14, 2010
Thomas H. Holcom	President and Director (Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	May 14, 2010
Laura V. Stack	Treasurer, Asst. Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Joe B. Freeman	Chief Operating Officer and	May 14, 2010
Joe B. Freeman	Director

/s/ Robert F. Hatcher	Director	May 14, 2010
Robert F. Hatcher