Form 10-Q
period 2010-08-13
PIONEER FINANCIAL SERVICES INC
filed 2010-08-13
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended:  June 30, 2010

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

Class                                                      Outstanding as of August 13, 2010
   Common Stock, no par value                                                 One Share

As of August 13, 2010 one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
June 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

1.	Legal Proceedings	26

1A.	Risk Factors	26

2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

6.	Exhibits	27

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2010 and September 30, 2009
(unaudited)

ASSETS

	June 30,	September 30,
	2010	2009

Cash and cash equivalents - non-restricted	$4,106,647	$3,311,478
Cash and cash equivalents - restricted	905,311	114,058
Investments - restricted	7,703,619	8,287,905
Investments - non-restricted	130,000	130,000

Net finance receivables	321,270,938	313,930,096

Furniture and equipment, net	198,868	427,639
Deferred income tax asset	3,963,316	4,294,966
Prepaid and other assets	5,736,374	5,915,115
Deferred acquisition costs	3,614,681	3,034,599
Goodwill	31,474,280	31,474,280
Intangibles, net	11,636,600	14,405,000

Total assets	$390,740,634	$385,325,136

LIABILITIES AND STOCKHOLDER'S EQUITY

Revolving credit line - banks	$14,538,000	$20,770,000
Subordinated debt - parent	13,500,000	-
Accounts payable	1,118,272	1,891,825
Accrued expenses and other liabilities	9,113,768	7,682,887
Amortizing term notes	210,394,507	221,187,023
Investment notes	38,340,397	33,306,309

Total liabilities	287,004,944	284,838,044

Commitments and contingencies (see Note 7)

Common stock, no par value; 1 share issued and
outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	146,052	124,383
Retained earnings	17,195,438	13,968,509

Total stockholder's equity	103,735,690	100,487,092

Total liabilities and stockholder's equity	$390,740,634	$385,325,136

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Operations
For the three and nine months ended June 30, 2010 and June 30, 2009
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest income and fees	$26,004,288	$25,206,017	$77,876,518	$74,353,836

Interest expense	4,424,694	4,505,499	13,423,449	13,311,761

Net interest income before provision for credit losses	21,579,594	20,700,518	64,453,069	61,042,075
Provision for credit losses	5,251,063	4,920,585	15,648,200	17,462,981
Net interest income	16,328,531	15,779,933	48,804,869	43,579,094

Noninterest income:
Insurance premiums earned, and other income	1,534,950	1,051,464	4,270,943	3,380,454
Total noninterest income	1,534,950	1,051,464	4,270,943	3,380,454

Noninterest expense:
Management and recordkeeping services fee	9,110,072	8,747,070	27,563,620	25,619,586
Professional and regulatory fees	320,695	710,317	1,032,565	1,554,814
Amortization of intangibles	922,800	1,058,700	2,768,400	3,176,100
Other operating expenses	937,873	470,205	2,692,200	1,268,259
Total noninterest expense	11,291,440	10,986,292	34,056,785	31,618,759

Income before income taxes	6,572,041	5,845,105	19,019,027	15,340,789
Provision for income taxes	2,566,516	2,308,937	7,234,135	6,059,613
Net income	$4,005,525	$3,536,168	$11,784,892	$9,281,176

Net income per share, basic and diluted	$4,005,525	$3,536,168	$11,784,892	$9,281,176

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Condensed Consolidated Statements of Stockholder's Equity
For the nine months ended June 30, 2010 and
year ended September 30, 2009
(unaudited)

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income

Balance, September 30, 2008	$88,543,991	$84,394,200	$4,149,791	$-
Comprehensive income:
Net income	13,336,552	-	13,336,552	-
Unrealized gain on investments,
net of tax of $66,976	124,383	-	-	124,383
Total comprehensive income	13,460,935

Capital contribution by parent	2,000,000	2,000,000	-	-
Dividend paid to parent	(3,517,834)	-	(3,517,834)	-

Balance, September 30, 2009	$100,487,092

Comprehensive income:
Net income	11,784,892	-	11,784,892	-
Unrealized gain on investments,
net of tax of $11,667	21,669	-	-	21,669
Total comprehensive income	11,806,561

Dividend paid to parent	(8,557,963)	-	(8,557,963)	-
Balance, June 30, 2010	$103,735,690	$86,394,200	$17,195,438	$146,052

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the nine months ended June 30, 2010 and 2009
(unaudited)

	Nine Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$11,784,892	$9,281,176
Items not requiring (providing) cash:
Provision for credit losses on
finance receivables	15,648,200	17,462,981
Depreciation and amortization	2,945,772	3,524,737
Deferred income taxes	551,736	(1,130,573)
Interest accrued on investment notes	1,367,032	1,371,163
Changes in:
Accounts payable and accrued expenses	425,573	2,517,922
Deferred acquisition costs - net	(580,082)	3,951,609
Unearned premium reserves	2,722,860	(329,072)
Prepaids and other assets	178,741	(227,201)

Net cash provided by
operating activities	35,044,724	36,422,742

Cash flows from investing activities:
Finance receivables purchased from affiliate	(173,209,428)	(170,612,631)
Finance receivables purchased from retail merchants	(29,893,375)	(33,834,376)
Finance receivables repaid	177,390,899	147,970,428
Capital expenditures	(28,891)	(78,074)
Change in restricted cash	(791,253)	593,437
Investments purchased - restricted	(1,089,712)	(3,638,634)
Investments matured - restricted	1,707,338	2,362,000

Net cash used in
investing activities	(25,914,422)	(57,237,850)

Cash flows from financing activities:
Net change under lines of credit	(6,232,000)	(4,416,000)
Proceeds from borrowings	94,725,689	90,824,809
Repayment of borrowings	(88,270,859)	(70,929,305)
Dividends paid to parent	(8,557,963)	(1,517,833)

Net cash used in
financing activities	(8,335,133)	13,961,671

Net increase (decrease) in cash and equivalents	795,169	(6,853,437)

Cash and cash equivalents
Beginning of period	3,311,478	12,747,137

Cash and cash equivalents
End of period	$4,106,647	$5,893,700

Additional cash flow information:
Interest paid	$12,046,691	$10,202,500
Income taxes paid	$6,120,599	$7,300,120
Noncash financing activities:
Capital contribution from parent	$-	$2,000,000

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2010 and September 30, 2009 and for the three and nine months ended June 30, 2010 and June 30, 2009
(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated.  We were acquired on May 31, 2007 by MidCountry Financial Corp., a Georgia corporation (“MCFC”) as a wholly owned first-tier subsidiary (the “Transaction”).

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

Information with respect to June 30, 2010 and 2009, and the periods then ended, have not been audited by our independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations.  The results of operations for the three and nine months ended June 30, 2010 and 2009 are not necessarily indicative of results to be expected for the entire fiscal year.  The condensed consolidated balance sheet as of September 30, 2009 and statement of stockholder’s equity for the year ended September 30, 2009 have been derived from the audited consolidated balance sheet and statement of stockholder’s equity. All the information in these condensed financial statements should be considered in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

NOTE 2:  FINANCE RECEIVABLES

Finance receivables at June 30, 2010 and September 30, 2009, consisted of the following:

	As of	As of
	June 30,	September 30,
	2010	2009

Military receivables/loans	$328,364,830	$320,804,513
Retail installment contracts	46,472,032	43,981,657

Total finance receivables	374,836,862	364,786,170

Net deferred loan fees and dealer discounts	(19,478,289)	(18,591,300)
Unearned premium reserves	(9,601,412)	(7,016,414)
Insurance claims and policy reserves	(764,968)	(627,106)

Finance receivables - net of unearned fees and premiums	344,992,193	338,551,350

Allowance for credit losses	(23,721,255)	(24,621,255)

Net finance receivables	$321,270,938	$313,930,096

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the period presented:

	For the Nine Months Ended	For the Year Ended
	June 30,	September 30,
	2010	2009

Balance, beginning of period	$24,621,255	$22,982,256
Finance receivables charged-off	(19,253,252)	(25,041,024)
Recoveries	2,705,052	3,225,687
Net charge-offs	(16,548,200)	(21,815,337)
Provision for credit losses	15,648,200	23,454,336
Balance, end of period	$23,721,255	$24,621,255

NOTE 3:  GOODWILL AND INTANGIBLES

Due to the Transaction, the Company has recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets at June 30, 2010 and September 30, 2009 are as follows:

	As of June 30, 2010			As of September 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(6,178,208)	$4,821,792	$11,000,000	$(4,910,000)	$6,090,000
Agent relationships	700,000	(344,026)	355,974	700,000	(268,000)	432,000
Vendor relationships	1,700,000	(832,856)	867,144	1,700,000	(647,000)	1,053,000
Trade name	7,000,000	(2,701,531)	4,298,469	7,000,000	(2,083,000)	4,917,000
Technology	4,000,000	(2,706,779)	1,293,221	4,000,000	(2,087,000)	1,913,000
Valuation of business acquired - unearned premium	1,600,000	(1,600,000)	-	1,600,000	(1,600,000)	-

Total amortizable intangibles	$26,000,000	$(14,363,400)	$11,636,600	$26,000,000	$(11,595,000)	$14,405,000

Goodwill	$31,474,280	$-	$31,474,280	$31,474,280	$-	$31,474,280

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill at September 30, 2009, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairments of amortizable intangible assets, as of June 30, 2010.

NOTE 4: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of one share for the three and nine months ended June 30, 2010 and for the three and nine months ended June 30, 2009.  There are no potentially dilutive securities issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

In June 2009, we entered into an amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD.  Under the LSMS Agreement, we buy certain military loans that MBD originates and receive management and recordkeeping services from MBD.  During the third quarter of fiscal 2010, the total loans we purchased from MBD pursuant to the LSMS Agreement were $69.3 million, compared to $54.3 million in fiscal 2009 bringing the year to date fiscal 2010 total to $173.2 million compared to $170.6 million in 2009.  We have paid $10.0 million to MBD pursuant to the LSMS Agreement in the third quarter of fiscal 2010 compared to $8.7 million in the third quarter of fiscal 2009.  Management fee expense paid to MBD for the nine months of fiscal 2010 totaled $29.7 million compared to $25.4 million for the nine months of fiscal 2009.  During the third quarter of 2010, we obtained funding in the amount of $10.5 million from our parent company, MCFC, in the form of a subordinated note.  As of June 30, 2010, the principal balance outstanding was $13.5 million.  See further discussion in the section entitled “Borrowings.”

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

	As of June 30, 2010		As of September 30, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$4,106,647	$4,106,647	$3,311,478	$3,311,478
Cash and cash equivalents - restricted	905,311	905,311	114,058	114,058
Investment securities - restricted	7,703,619	7,703,619	8,287,905	8,287,905
Investment securities - non-restricted	130,000	130,000	130,000	130,000
Finance receivables	321,270,938	321,364,413	313,930,096	313,711,224

Financial liabilities:
Revolving credit line	$14,538,000	$14,538,000	$20,770,000	$20,770,000
Revolving subordinated note	13,500,000	13,500,000	-	-
Amortizing term notes	210,394,507	211,936,847	221,187,023	219,281,642
Investment notes	38,340,397	37,829,735	33,306,309	33,248,428

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

The table below represents the Company’s financial instruments measured at fair value as of June 30, 2010 and September 30, 2009 aggregated by level in the fair value hierarchy within which those measurements fall.

	Input Levels for Fair Value Measurements

	As of June 30, 2010				As of September 30, 2009

Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investments - restricted	$7,703,619	$-	$-	$7,703,619	$8,287,905	$-	$-	$8,287,905
Money market funds - restricted*	582,095	-	-	582,095	-	-	-	-
Money market funds - non-restricted*	3,470,111	-	-	3,470,111	-	-	-	-
Total	$11,755,825	$-	$-	$11,755,825	$8,287,905	$-	$-	$8,287,905

*Money market funds are included within "cash and cash equivalents - restricted" and "cash and cash equivalents - non-restricted"
as presented above, respectively.

We record our restricted investments at fair market value.  The following table represents our restricted investments as of June 30, 2010 and September 30, 2009:

		As of June 30, 2010				As of September 30, 2009
		Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses) (1)	Market Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Restricted Investments:
	Certificates of Deposit	$-	$-	$-	$-	$300,000	$6,571	$-	$306,571
	Government Bonds	7,175,517	224,409	-	7,399,926	7,494,097	404,777	(223,422)	7,675,452
	Corporate Bonds	303,407	286	-	303,693	302,449	3,433	-	305,882
		$7,478,924	$224,695	$-	$7,703,619	$8,096,546	$414,781	$(223,422)	$8,287,905

(1)	The net unrealized gain on investments of $224,695 net of tax of $78,643 represents
	the accumulated other comprehensive income of $146,052.

During fiscal 2010 and 2009 we did not recognize any material realized gains or losses on investments. As of June 2010, there were no unrealized losses present.  As of September 30, 2009, none of the investments with unrealized losses were determined to be other than temporarily impaired and none of those investments have unrealized losses for more than one year.

NOTE 7:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2011 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  As of June 30, 2010, we could request up to $35.5 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables unless otherwise required by generally accepted accounting principles (“GAAP”), (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated net receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2009.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required may be distributed as a dividend.  As of June 30, 2010, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

In the third quarter of fiscal year 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA “voting bank(s)” and lenders that do not having voting rights under the SSLA, “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or hinder any action by us, or the voting banks.  As of June 30, 2010, the principal balance outstanding to non-voting banks under the SSLA was $6.5 million.

As of June 30, 2010 the lenders have indicated a willingness to participate in fundings up to an aggregate of $260.4 million during the next 12 months, including $224.9 million which is currently outstanding.  Included in this amount are borrowings of $40.4 million from withdrawing banks (the “withdrawing banks”), which previously participated in the SLA or SSLA.

Subordinated Debt - Parent

In the second quarter of fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand. The maximum principal balance on this facility is  $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at June 30, 2010.   As of June 30, 2010, the outstanding balance was $13.5 million.

Maturities

The following table represents outstanding obligations of our current SSLA lenders and banks that are not participating in our current SSLA listed within as withdrawing banks as of June 30, 2010:

	Amortizing Notes	Amortizing Notes
	SSLA Lenders	Withdrawing Banks	Total
2010	$16,728,499	$6,091,842	$22,820,341
2011	62,366,463	19,462,951	81,829,414
2012	51,751,735	12,667,229	64,418,964
2013	30,915,225	2,184,315	33,099,540
2014	8,226,248	-	8,226,248
Thereafter	-	-	-
Total	$169,988,170	$40,406,337	$210,394,507

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $38.3 million, which includes a $0.5 million purchase adjustment at June 30, 2010 and $33.3 million, which includes a $0.6 million purchase adjustment at September 30, 2009.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $38,483 and $34,271, with a weighted interest rate of 9.45% and 9.49% at June 30, 2010 and June  30, 2009, respectively.

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (Amendment No. 1) registering $25 million of investment notes.  We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010.  We began offering these investment notes on January 22, 2010.  As of June 30, 2010, we had issued 103 investment notes in conjunction with this offering with an aggregate value of $5.8 million.

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

Our finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the third quarter of fiscal 2010, the average size of a loan when purchased was approximately $3,427.  A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with sources of financing.

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

As a customer service, we consider purchasing a new loan from MBD that includes a refinanced portion if the existing borrower has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 25.1% of the amount of military loans we purchased in the third quarter of fiscal 2010 was refinanced from outstanding loans compared to 26.0% during the third quarter of fiscal 2009.

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

Retail Installment Contracts.  We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 266 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant's proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts generally have maximum terms of 48 months.

Management and Recordkeeping Services

We have retained MBD to provide management and recordkeeping services.  MBD services our finance receivables in the same manner we did prior to the Transaction. For these management and recordkeeping services, we pay MBD a monthly fee in an amount equal to 0.7% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee is adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and insufficient funds fees, associated with these loans and retail installment contracts.  For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee is adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.

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

During the second quarter of fiscal 2010, MBD began offering a debt protection product to our customers.  During the third quarter of fiscal 2010, this product replaced the credit insurance products we have offered to customers historically.  If our customers are killed, injured, become ill among other events, including during war, our subsidiary will have payment obligations.  The liability we establish for possible losses related to our reinsurance and debt protection operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business.

Finance Receivables

Our finance receivables are comprised of military loans and retail installment contracts.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	As of	As of
	June 30,	September 30,
	2010	2009
	(dollars in thousands, except average note balance)
Finance receivables:
Total finance receivables balance	$374,837	$364,786
Average note balance	$2,488	$2,465
Total number of notes	150,660	148,015

Military loans:
Total military receivables	$328,365	$320,805
Percent of total finance receivables	87.60%	87.94%
Average note balance	$2,631	$2,534
Number of notes	124,821	126,613

Retail installment contracts:
Total retail installment contract receivables	$46,472	$43,982
Percent of total finance receivables	12.40%	12.06%
Average note balance	$1,799	$2,055
Number of notes	25,839	21,402

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Total finance receivables balance	$374,837	$357,991	$374,837	$357,991

Average total finance receivables (1)	$366,321	$356,226	$364,583	$345,468

Average interest bearing liabilities (1)	$271,294	$270,642	$272,450	$266,163

Total interest income and fees	$26,004	$25,206	$77,877	$74,354

Total interest expense	$4,425	$4,505	$13,423	$13,312

(1) Averages are computed using month-end balances.

Results of Operations and Financial Condition

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Total Finance Receivables.  Our aggregate finance receivables increased 4.7%, or $16.8 million, to $374.8 million on June 30, 2010 from $358.0 million on June 30, 2009.  We increased our loan acquisitions from MBD and retailers by 29.3% during the third quarter of fiscal 2010 over the same period in fiscal 2009. This increase is primarily due to an increase in available funding.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 94.4% of our total revenue for the third quarter of fiscal 2010 compared to 95.7% for the third quarter of fiscal year 2009. Interest income and fees increased to $26.0 million in the third quarter of fiscal 2010 from $25.2 million for the third quarter of fiscal year 2009, an increase of $0.8 million, or 3.2%.  This increase was primarily due to an increase in aggregate average finance receivables of 2.8%.

Interest Expense.  Interest expense in the third quarter of 2010 has remained steady compared to the third quarter of fiscal 2009 due to consistent balances in our average interest bearing liabilities.

Provision for Credit Losses.  The provision for credit losses in the third quarter of fiscal 2010 increased to $5.3 million from $4.9 million in the third quarter of fiscal 2009, an increase of $0.4 million, or 8.2%.  While the net charge off ratio increased to 5.8% for the third quarter 2010 compared to 5.3% for the same period in 2009, the provision as a percentage of average total finance receivables remained materially consistent at 6.5% in the third quarter of fiscal 2010 compared to 6.9% in fiscal 2009.

Noninterest Income.  Noninterest income consists of revenue from credit reinsurance premiums and debt protection fees, which was $1.5 million in the third quarter of fiscal 2010 compared to $1.1 million of credit reinsurance premiums in the third quarter fiscal 2009.

Noninterest Expense.  Noninterest expense in the third quarter of fiscal 2010 was $11.3 million compared to $11.0 million for the third quarter of fiscal 2009.  Management and recordkeeping services fees in the third quarter of fiscal 2010 increased by $0.4 million or 4.1% from the first three months of fiscal 2009 due to an increase in our purchase of finance receivables upon which this fee is based.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Total Finance Receivables.  Our aggregate finance receivables increased 2.8% during the first nine months of fiscal 2010 to $374.8 million from $364.8 million on September 30, 2009, compared to a 12.1% increase during the first nine months of fiscal 2009 to $358.0 million from $319.3 million on September 30, 2008.  Our primary supplier of loans, MBD, saw a 1.9% increase in its originations of loans during the first nine months of 2010 compared to the first nine months of fiscal 2009.  On a year to date basis, our loan acquisitions remain comparable over the prior year due to an effort to conserve funding resources during the first six months of 2010.   See further discussion in the section entitled “Loan Acquisition.”

Interest Income and Fees.  Interest income and fees for the first nine months of 2010 represented 94.8% of our total revenue compared to 95.7% for the first nine months of 2009.  Interest income and fees for the first nine months of fiscal 2010 increased to $77.9 million from $74.4 million for the first nine months of fiscal 2009, an increase of $3.5 million, or 4.7%.  This increase was primarily due to an increase in aggregate average finance receivables compared to 2009 of 5.5%.

Interest Expense.  Interest expense in the first nine months of 2010 increased to $13.4 million from $13.3 million in the first nine months of 2009, an increase of $0.1 million, or 0.8%.  Our average interest bearing liabilities for the nine months ended June 30, 2010 increased by $6.3 million, or 2.4%, compared to the nine months ended June 30, 2009, resulting in increased borrowing costs between the two periods.

Provision for Credit Losses.  The provision for credit losses in the first nine months of fiscal 2010 decreased to $15.6 million from $17.5 million in the same period of fiscal 2009, a decrease of $1.9 million, or 10.9%.  Net charge offs have slightly decreased in the first nine months of 2010 to 6.05% from 6.14% compared to the same period in 2009.  Based on our delinquency experience over the past two years during the recession and economic downturn, we have less concern regarding the impact on our borrower’s ability to repay their obligation.  As a result, we have reduced our allowance for loan loss to $23.7 million, or 6.5% of average total finance receivables in fiscal 2010 compared to $24.6 million, or 7.1% in fiscal 2009.  See further discussion in the section entitled “Allowance for Credit Losses.”

Noninterest Income.  Noninterest income consists of revenue from credit reinsurance premiums and debt protection fees, which was $4.3 million in the first nine months of fiscal 2010 compared to $3.4 million of reinsurance premiums in the first nine months of fiscal 2009 for which the debt protection product was not offered.

Noninterest Expense.  Noninterest expense in the first nine months of fiscal 2010 increased to $34.1 million from $31.6 million in the first nine months of fiscal 2009, an increase of $2.5 million or 7.9%.  The increase was primarily due to the increase in our management and recordkeeping services fees for the first nine months of 2010.  Management and recordkeeping services fees in the first nine months of fiscal 2010 increased by $2.0 million or 7.6% from the first nine months of fiscal 2009 due to an increase in our purchase of finance receivables upon which this fee is based.

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

	As of	As of	As of
	June 30,	September 30,	June 30,
	2010	2009	2009
	(dollars in thousands)
Total finance receivables	$ 374,837	$ 364,786	$ 357,991
Total finance receivables balances 60	$ 11,167	$ 10,837	$ 9,780
days or more past due
Total finance receivables balances 60	2.98%	2.97%	2.73%
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

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)

Military receivables charged-off	$6,094	$5,427	$18,717	$17,735
Less recoveries	809	808	2,414	2,195
Net charge-offs	$5,284	$4,619	$16,303	$15,540
Average military receivables (1)	$319,241	$318,272	$317,524	$313,753
Percentage of net charge-offs to average	6.62%	5.81%	6.85%	6.60%
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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)

Retail contracts charged-off	$193	$128	$536	$598
Less recoveries	126	76	291	234
Net charge-offs	$67	$52	$245	$364
Average retail installment contact	$47,079	$37,954	$47,058	$31,715
receivables (1)
Percentage of net charge-offs to	0.57%	0.55%	0.69%	1.53%
retail installment contract receivables (1)

(1) Averages are computed using month-end balances.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Average total finance receivables (1)	$366,321	$356,226	$364,583	$345,468
Provision for credit losses	$5,251	$4,921	$15,648	$17,463
Net charge-offs	$5,351	$4,671	$16,548	$15,904
Net charge-offs as a percentage of	5.84%	5.25%	6.05%	6.14%
average total finance receivables
Allowance for credit losses	$23,721	$24,541	$23,721	$24,541
Allowance as a percentage of average	6.48%	6.89%	6.51%	7.10%
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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Balance, beginning of period	$23,821	$24,291	$24,621	$22,982
Finance receivables charged-off	(6,286)	(5,555)	(19,253)	(18,333)
Recoveries	935	885	2,705	2,429
Net charge-offs	(5,351)	(4,671)	(16,548)	(15,904)
Provision for credit losses	5,251	4,921	15,648	17,463
Balance, end of period	$23,721	$24,541	$23,721	$24,541

Loan Acquisition

Asset growth is the most important factor in determining our future revenues.  In connection with purchasing the loans, we pay MBD a fee in the amount of $32.00 for each military consumer loan originated by MBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in MBD’s deferred acquisition cost analysis.  Our loan acquisitions increased for the first nine months of 2010 to $305.6 million from $304.0 million in the first nine months of fiscal year 2009.  Our loan acquisitions increased to $121.5 million during the third quarter of 2010 compared to $94.0 million during the third quarter of fiscal 2009.

The following table sets forth our overall purchases of military loans and retail installment contracts as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Total loans acquired:
Gross balance	$121,525	$93,964	$305,626	$303,976
Number of finance receivable notes	35,462	31,306	92,783	98,458
Average note amount	$3,427	$3,001	$3,294	$3,087

Military loans:
Gross balance	$112,684	$82,094	$274,232	$269,076
Number of finance receivable notes	32,025	26,902	80,721	85,530
Average note amount	$3,519	$3,052	$3,397	$3,146

Retail installment contracts:
Gross balance	$8,841	$11,870	$31,395	$34,900
Number of finance receivable notes	3,437	4,404	12,062	12,928
Average note amount	$2,572	$2,695	$2,603	$2,700

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  This amount is generally cash used in investing activities.  Cash used in investing activities in the first nine months of fiscal 2010 was approximately $25.9 million and cash used in financing activities was $8.3 million which was funded from $35.0 million in operating activities.  Cash used in investing activities in the first nine months of fiscal 2009 was approximately $57.2 million which was funded by   financing activities of $14.0 million and cash provided by operating activities of $36.4 million.  The decrease of $31.3 million, when comparing cash used in investing activities in the first nine months of fiscal 2010 to the first nine months of fiscal year 2009, is primarily the result of a 19.9% increase in repayment of finance receivables.

Financing activities primarily consist of borrowing and repayments of debt incurred under our Secured Senior Lending Agreement dated June 12, 2009 (the “SSLA”).  With ongoing strains in the financial markets, in general, we see liquidity, capital and earnings challenges for some lenders. This may reduce their ability to participate in our credit facility or may cause a decrease in their willingness to lend at current levels. We also have borrowings as of June 30, 2010 of $40.4 million from withdrawing banks who previously participated in the SLA or SSLA; this capacity needs to be replaced to fund finance receivables.  To address these concerns we have increased our borrowing under our revolving line of credit with our parent, MCFC, which line is authorized under the SSLA, to $13.5 million as of June 30, 2010.  We have also added one new voting bank and six new non-voting banks to our SSLA facility as of August 13, 2010.  See a further discussion below under "Senior Indebtedness-Bank Debt."

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (Amendment No. 1) registering $25 million of investment notes.  We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010.  We began offering these investment notes on January 22, 2010.  As of June 30, 2010, we had issued 103 investment notes, in conjunction with this offering, with an aggregate value of approximately $5.8 million.

Senior Indebtedness - Bank Debt.

 On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The Company filed a Form 8-K on June 18, 2009 providing a brief description of the material terms of the SSLA.

As of June 30, 2010, we had $224.9 million of senior debt outstanding compared to $242.0 million at September 30, 2009, a decrease of $17.0 million, or 7.0%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  As of June 30, 2010, we could request up to $35.5 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of June 30, 2010, we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $14.5 million and $19.2 million at June 30, 2010 and 2009 respectively. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at June 30, 2010 and 2009 respectively.

As of June 30, 2010, the lenders have indicated a willingness to participate in fundings up to an aggregate of $260.4 million during the next 12 months, an increase of $12.4 million from the second quarter of fiscal 2010, of which, $224.9 million that is currently outstanding.  Included in this amount are borrowings of $40.4 million from other withdrawing banks who previously participated in the SLA or SSLA.

In the third quarter of fiscal year 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA “voting bank(s)” and lenders that do not having voting rights under the SSLA, “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or hinder any action by us, or the voting banks.  As of August 13, 2010, we experienced a $24.5 million increase in our funding capacity with the addition of one voting bank at $12.5 million and six non-voting banks at $12 million.

Senior Indebtedness Table - Bank Debt.  As of June 30, 2010 and September 30, 2009, the total borrowings and availability under the SSLA and our parent line of credit from MCFC, which is due upon demand, consisted of the following amounts for the end of the periods presented:

	As of	As of
	June 30,	September 30,
	2010	2009
	(dollars in thousands)
Revolving credit line:
Total facility	$27,350	$32,500
Balance at end of period	$14,538	$20,770
Maximum available credit (1)	$12,812	$11,730

Term notes (2):
Total facility	$233,056	$236,888
Balance at end of period	$210,395	$221,187
Maximum available credit (1):	$22,661	$16,098

Total revolving and term notes (2):
Total facility	$260,406	$269,388
Balance at end of period	$224,933	$241,957
Maximum available credit (1)	$35,473	$27,828
Credit facility available (3)	$35,473	$27,828
Percent utilization of the total facility	86.38%	89.82%

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

Subordinated Debt - Parent. In the second quarter of fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at June 30, 2010.   As of June 30, 2010, the outstanding balance was $13.5 million.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of June 30, 2010, we had outstanding $38.3 million of these notes (with accrued interest), which includes a $0.5 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.5%.  Included in the $38.3 million is approximately $5.8 million of funds from our most recent offering, see discussion in “Item No.1 Notes to Condensed Consolidated Financial Statements.”

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

The following shows the estimated impact on earnings of changes in interest rates on variable rate debt as of June 30, 2010:

Decrease)/Increase:	-2%	-1%	0%	+1%	+2%
Revolving credit line (1)	$-	$-	$-	$145,380	$290,760
Amortizing term notes (1)	-	-	(170,570)	685,347	1,541,264
Investment note	(92,484)	(45,016)	2,452	49,920	97,388
Total impact on interest expense	$(92,484)	$(45,016)	$(168,118)	$880,647	$1,929,412

(1) The revolving credit line and amortizing term notes have a minimum interest rate of 5.0% and 6.25% respectively.

ITEM 4T.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this quarterly report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

Item 1A—Risk Factors

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, increase capital requirements, create a new Bureau of Consumer Financial Protection and result in many new laws and regulations that will likely increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  This financial reform law will materially change the current bank regulatory environment and affect the lending, deposit, investment, trading and operating activities of financial and depositary institutions and their holding companies and affiliates.  The Dodd-Frank Act requires various federal agencies to adopt more than 500 new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many quarters or years.

Certain provisions of the Dodd-Frank Act will have an impact on us which may be a significant impact.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision ("OTS"), which currently is the primary federal regulator for MidCountry Bank ("MCB") and its affiliates, including our parent which is a thrift holding company.  The Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator..  The Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies.  As a result, MCB and our parent will become subject to regulation and supervision by the Federal Reserve instead of the OTS.  These changes to our regulators will occur on the transfer date, which is expected to be one year from the enactment of the Dodd-Frank Act (unless extended by up to six months).  Under OTS supervision, our parent is not subject to specific capital requirements, however the new law will create regulatory capital requirements that our holding company must maintain.  The new law also mandates that the Federal Reserve conduct regular examination of activities of nonbank affiliates similar to that currently conducted with respect to bank subsidiaries.  This will likely mean that the Federal Reserve will examine our activities. The Dodd-Frank Act gives state attorneys general the ability to enforce state consumer protection laws against national banks and federal thrifts.

The Dodd-Frank Act also weakens the federal preemption of state laws and regulations that had been available to national banks and federal thrifts.  Most importantly, it also eliminates federal preemption for subsidiaries, affiliates and agents of national banks and federal thrifts.  These changes to federal preemption may have a significant impact upon us and may require us to change our current business operations.  We are in the process of analyzing how we will comply with the state laws that may become applicable to our business and are considering various alternatives.

At this time, no assurance can be given as to the full extent of the impact of the Dodd-Frank Act and the yet to be written implementing rules and regulations on us or our affiliates.   However, we anticipate that at a minimum the new law and its related rules and regulations will increase our operating and compliance costs although we do not know to what extent.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 21, 2010, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-164109) effective.  Pursuant to this registration statement and the accompanying prospectus, we registered and are offering up to $25,000,000 in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $25,000,000, on a continuous basis with an expected termination on January 21, 2012 (“Offering”) unless terminated earlier at our discretion.  For the quarter ended June 30, 2010, we issued 94 notes in the approximate aggregate principal amount of $4.9 million.  Costs incurred in connection with the preparation of the initial registration statement on Form S-1 up to the effective date of the registration statement were approximately $191,995.  Our expenses incurred in connection with the issuance and distribution of the investment notes from the date our registration statement became effective, January 21, 2010, through June 30, 2010 were approximately $25,474.  As of August 13, 2010, we issued 125 investment notes, with an aggregate principal amount of $6.6 million.  The net offering proceeds through June 30, 2010 were $5.6 million.

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

4.5	Amendment No. 1 to Senior Lending Agreement dated as of July 27, 2009 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Citizens Bank.
4.6	Second Amendment to Secured Senior Lending Agreement dated as of March 29, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent.
4.7
Amendment No. 3 to Senior Lending Agreement dated as of March 31, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent, Citizens Bank and Trust Company and Enterprise Bank & Trust.

4.8	Fourth Amendment to Secured Senior Lending Agreement dated as of May 24, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent.
4.9	Amendment No. 5 to Senior Lending Agreement dated as of June 25, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Stifel Bank and Trust.
4.10
Amendment No. 6 to Senior Lending Agreement dated as of June 28, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Parkside Financial Bank and Trust.

4.11	Amendment No. 7 to Senior Lending Amendment dated as of June 30, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and CrossFirst Bank.
10.1	Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Initial Registration Statement).
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

Name	Title	Date

/s/ Thomas H. Holcom	Chief Executive Officer,	August 13, 2010
Thomas H. Holcom	President and Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	August 13, 2010
Laura V. Stack	Treasurer, Asst. Secretary and
Director (Principal Financial
Officer and Principal Accounting Officer)

/s/ Joe B. Freeman	Chief Operating Officer and	August 13, 2010
Joe B. Freeman	Director

/s/ Robert F. Hatcher	Director	August 13, 2010
Robert F. Hatcher