Form 10-K
period 2010-09-30
PIONEER FINANCIAL SERVICES INC
filed 2010-11-30
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [            ] to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2010
Common Stock, no par value	One Share

As of September 30, 2010, one share of the Registrant’s common stock is outstanding.  The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-K

September 30, 2010

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (“report”) contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in the “Item 1A.-Risk Factors” and “Item 7.-Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements.

ITEM 1.                                                     BUSINESS

General

Pioneer Financial Services, Inc. (“PFS”) is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  PFS, with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “company”), purchases consumer loans and retail installment contracts, on a worldwide basis, made exclusively to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We plan to hold these consumer loans and retail installment contracts until repaid.

We purchase consumer loans and retail installment contracts primarily from two different sources.  Our largest source of consumer loans is the Military Banking Division (“MBD”) of MidCountry Bank (“MCB”), a federally chartered stock savings association and wholly owned subsidiary of our parent, MCFC.  MBD originates these through a network of loan production offices and via the Internet.  Military families use these loan proceeds to purchase consumer goods and services.  We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

As of September 30, 2010, Thomas H. Holcom, Jr., President and Chief Executive Officer, Laura V. Stack, Chief Financial Officer and Joseph B. Freeman, Chief Operating Officer were our executive officers and are responsible for our policy-making decisions.  None of these officers are compensated by us.  Each of these officers is an employee and officer of MBD.  MBD and MCFC provide compensation and remuneration for services to these executive officers and all the employees of MBD.  We pay fees to MBD for management and record keeping services.  Effective October 29, 2010, Mr. Freeman was elected as President.  Mr. Freeman will continue to serve as Chief Operating Officer of PFS and as a member of the Board.  Mr. Holcom assumed the position of Chairman of the PFS Board of Directors and remains the Chief Executive Officer and principal executive officer.  Mr. Holcom, for succession purposes, resigned as President.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained MBD as a primary supplier of loans.  We entered into a Loan Sale and Master Services Agreement (“LSMS”) with MBD whereby we purchase loans originated by MBD and MBD services these loans on our behalf.  Under the LSMS Agreement, MBD uses our underwriting criteria (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance).  These criteria require the following:

•                  All borrowers must be active duty or career retired U.S. military personnel or U.S. Defense Department employees.

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

To the extent MBD originates loans under these underwriting criteria, we have the exclusive right to purchase such loans.  Loans purchased from MBD and those previously originated by us are referred to as “military loans.”  See “Item 1A.  Risk Factor— MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines, which may materially adversely affect our business operations, cash flow, results of operations, financial condition and profitability.”

Loan Purchasing

Generally.  We have more than 20 years experience underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables which are currently utilized by MBD when originating loans in this market.   We incorporated the proprietary underwriting guidelines and scoring model into our loan origination system to facilitate auto-decisioning and risk-based pricing on our loans.

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

Approximately 25.0% of military loans we purchased in fiscal 2010 were refinancings from existing loans.

Military Loans Purchased from MBD.   We purchase military loans from MBD if they meet our lending guidelines.  We have given MBD rights to our lending guidelines and extensive experience with lending to the military marketplace.  Pursuant to the LSMS, we transferred rights to our underwriting model and lending system to MBD; however, we retained ownership of this model and the lending system.  Using our model and system, MBD originates these loans directly through its loan production offices and over the Internet.

Retail Installment Contracts.  We purchase retail installment contracts that  meet our quality standards and return on investment objectives from approximately 300 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts generally have maximum terms of 48 months.

Management and Record Keeping Services

MBD provides management and record keeping services in accordance with the LSMS.  For these management and record keeping services, we pay MBD a monthly fee in an amount equal to .70% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee is adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index (“CPI”).  Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and insufficient fund fees, associated with these loans and retail installment contracts.  For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments.  This fee is adjusted annually on the basis of the annual increase or decrease in the CPI.

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

Reinsurance Operations

Prior to June 2010, one of our wholly owned subsidiaries reinsured substantially all of the credit life and credit accident and health insurance policies sold by us and MBD on behalf of Assurant, an unaffiliated insurance carrier.  This line of business provided us with an additional source of income from the earned reinsurance premiums.  If a customer is killed, injured or becomes ill, including during war, our subsidiary will have payment obligations.  The liability we may have for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business.  See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Sources of Income—Credit Reinsurance Premiums.”  In June 2010, MBD ceased selling reinsurance products.

Debt Protection Product

During the second quarter of fiscal 2010, MBD began offering a debt protection product to its customers.  The debt protection product is essentially a debt cancellation program.  If the customers who purchase this debt protection product are killed, injured, become ill among other protected events, we will have payment obligations.  The liability we establish for possible losses related to our debt protection product and the corresponding charges to our income to maintain this amount are immaterial to our overall business.

Regulation

General

MBD and retail merchants who originate military loans and retail installment contracts are subject to extensive regulation, supervision and licensing by the Federal Trade Commission (“FTC”), the Office of Thrift Supervision (“OTS”), and other state and federal agencies.  Failure to comply with these requirements can lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. If MBD cannot make loans or dealers are unable to finance active-duty or career retired U.S. military personnel and U.S. Department of Defense employees, this will materially adversely impact our business, results of operations and cash flow.  See “Item 1A.  Risk Factors—MBD and retail merchants are subject to many laws and governmental regulations, and loss of licenses or any changes in these laws or regulations may materially adversely affect our results of operations, cash flow, financial condition and business operations.”  Also as a wholly owned subsidiary of MCFC, a thrift holding company, we are subject to oversight by the FTC and the OTS.   See “Item 1A.  Risk Factors-Potential regulatory changes may impact the lending practices of our vendors requiring us to make changes to our business model.”

Financial Reform Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  This financial reform law will materially change the current bank regulatory environment and affect the lending, deposit, investment, trading and operating activities of financial and depositary institutions and their holding companies and affiliates.  See “Item 1A.  Risk Factors-Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, increase capital requirements, create a new Consumer Financial Protection Bureau and result in many new laws and regulations that will likely increase our costs of operations.”

Reinsurance Regulations

Our reinsurance subsidiary is subject to laws and regulations of the insurance authorities in the State of Nevada.  These regulations cover such matters as its capitalization, reserve requirements, affiliate transactions, and permitted investments.  They also place restrictions on the amount of dividends that the reinsurance subsidiary can pay to us and requires us to maintain a certain capital structure.  As of September 30, 2010, the reinsurance subsidiary had the ability to pay us up to $4.2 million in dividends pursuant to these laws and regulations.

Other Regulations

Once we purchase finance receivables, we are obligated to comply with the Gramm-Leach-Bliley Act (the “GLB Act”), which was signed into law at the end of 1999 and contains comprehensive consumer financial privacy restrictions.  Various federal enforcement agencies, including the FTC, have issued final regulations to implement the GLB Act.  These restrictions fall into two basic categories.  First, we must provide various notices to customers about privacy policies and practices.  Second, the GLB Act restricts us from disclosing non-public personal information about the customer to non-affiliated third parties, with certain exceptions.  If we violate this law, regulators may require us to discontinue disclosing information improperly and in certain circumstances, customers may have a private right of action if such disclosure is made without the consent of the customer.  We believe we have prepared the appropriate consumer disclosures and internal procedures to address these requirements.  We are also subject to federal and state securities and disclosure laws and regulations.

Compliance

We have procedures and controls in place to monitor compliance with numerous federal and state laws and regulations and believe we are in compliance with such laws and regulations.  However, because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors, we may, from time to time, inadvertently violate these laws and regulations.  If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.  Furthermore, changes in these laws and regulations could require changes in the way we conduct our business and we cannot predict the impact such changes would have on our profitability, if at all.

MBD and the retail merchants who originate military loans and retail installment contracts purchased by us also must comply with both state and federal credit and trade practice statutes and regulations.  If retail merchants fail to comply with these statutes and regulations, consumers may have rights of rescission and other remedies.  In such cases, we have rights under our agreement with these merchants to require the merchant to repurchase the related retail installment contracts and to pay us for any damages we may incur or litigation costs, including attorney’s fees and costs.  However, if we are unable to enforce our agreement with the merchant, resulting consumer recession rights and remedies could have an adverse effect on our business, results of operation, financial condition and cash flow.

Employee Relations

MBD employees perform services for us and we pay management and record keeping services fees to MBD.  We had no employees as of September 30, 2010.  We do employ certain consultants on a contract basis.

Availability of Reports, Certain Committee Charters and Other Information

Our website address is www.pioneerservices.com. We do not make our Securities and Exchange Commission (“SEC”) public filings available on our website because our investment notes are not publicly traded and our only outstanding share of common stock is owned by MCFC.

The SEC maintains an internet site at www.sec.gov that contains reports and other information regarding us.

We will also provide printed copies of all our SEC filings to any shareholders upon request to Pioneer Financial Services, Inc., 4700 Belleview Ave, Suite 300, Kansas City, Missouri 64112, Attention: Investments.

ITEM 1A. — Risk Factors

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

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, increase capital requirements, create a new Consumer Financial Protection Bureau and result in many new laws and regulations that will likely increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  This financial reform law will materially change the current bank regulatory environment and affect the lending, deposit, investment, trading and operating activities of financial and depositary institutions and their holding companies and affiliates.

Certain provisions of the Dodd-Frank Act will have an impact on us, and such impact may be significant.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision (“OTS”), which currently is the primary federal regulator for MCB and its affiliates, including our parent, which is a thrift holding company.  Oversight of federally chartered thrift institutions, like MCB, will be transferred to the Comptroller of the Currency (the “OCC”), the primary federal regulator for national banks.  The Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies.  As a result, MCB and our parent will become subject to regulation and supervision by the OCC and Federal Reserve, respectively, instead of the OTS.  These changes to our regulators will occur on the transfer date, which is expected to be one year from the enactment of the Dodd-Frank Act (unless extended by up to six months).  Under OTS supervision, our parent is not subject to specific capital requirements, however, the new law will require the creation of new regulatory capital requirements that our parent must maintain.  The new law also mandates that the Federal Reserve conduct regular examinations of activities of non-bank affiliates similar to that currently conducted with respect to bank subsidiaries.  This will likely mean that the Federal Reserve will examine our activities. The Dodd-Frank Act also creates a Consumer Financial Protection Bureau authorized to promulgate and enforce consumer protection regulations relating to financial products, which could affect both bank and non-bank finance companies.

The Dodd-Frank Act also weakens the federal preemption of state laws and regulations previously available to national banks and federal thrifts.  Most importantly to us, it eliminates federal preemption for subsidiaries, affiliates and agents of national banks and federal thrifts.  These changes to federal preemption may have a significant impact upon us and may require us to change our current business operations.  We are in the process of analyzing how we comply with the state laws that may become applicable to our business and are considering various alternatives.  The changes may require us to change our business model.

While the Dodd-Frank Act has been signed into law, a number of provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies.  We are unable to predict what the final form of those rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation, including, without limitation, the costs of compliance with disclosure and reporting requirements and examinations, could have a significant impact on our business, financial condition and results of operations.  Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes would affect us.

We may experience limited availability of financing and variation in our funding costs, which may materially impact our results of operations, profits and ability to grow.

We currently fund our operations through bank debt.  The profitability and growth of our business and our ability to purchase loans currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future.  Our bank debt is comprised of individual loans from lenders, which are party to our Secured Senior Lending Agreement (the “SSLA”).  The SSLA is an uncommitted credit facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future.  No lender has an obligation to make any additional future loans to us.  As of September 30, 2010, we could request up to $35.2 million in additional funds and remain in compliance with the terms of the SSLA.  No lender has a contractual obligation to lend us these additional funds.  In addition, we have borrowings of $34.3 million from withdrawing banks who previously participated in our credit facility.  With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some banks in our credit group that may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels.  If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources become further restricted, we will need to raise capital from other sources if needed.  If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us.

We are dependent on our key officers and the loss of services of any member of our team may have an adverse effect on our operations.

Our success depends in large part on the retention of a limited number of key officers, including: Thomas H. Holcom, Jr., our Chief Executive Officer and Chairman of the Board, Joseph B. Freeman, our President and Chief Operating Officer, and Laura V. Stack, our Chief Financial Officer.  The loss of the services of any of our key officers may have a material adverse effect on us.  Each of these key personnel also has a key role with MBD and the loss of one or more such persons and our ability to find suitable successors for such individuals could have a material adverse impact on us and could cause us to undergo a difficult transition period.  There is no assurance that we will be able to retain our current key officers or attract additional officers as needed.

MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines, which may materially adversely affect our business operations, cash flow, results of operations, financial condition and profitability.

Except as permitted by the SSLA, we have the exclusive rights to purchase all the loans made to U.S. military personnel and U.S. Defense Department employees that are originated by MBD and that meet our business model and our lending guidelines.  In addition, we have retained MBD to service all loans we own.  However, MBD is not obligated to continue to use these underwriting and servicing models indefinitely. MBD does have the right to modify these systems and models. MBD may also originate for its own account loans that are not deemed to be military loans made in the ordinary course of business as previously conducted by us. If MBD does modify the models significantly, we may not be willing to purchase such loans.  No assurance can be given that if MBD does modify the underwriting and servicing standards that these modifications would be successful and such modifications may have a materially adverse impact on our business, financial condition and results of operations.

MCB and MCFC have each entered into a separate confidential Memorandum of Understanding (each, a “MOU” and together, the “MOUs”) with the OTS, which such MOUs contain requirements that MCB and MCFC may not be able to continue to satisfy.

MCB and MCFC entered into separate confidential MOUs with the OTS.  The MOUs are each effective as of February 26, 2009.  The MOUs are informal agreements and are not available to the public.  Among other things, MCB’s MOU requires it to closely monitor its capital levels, allowance for loan and lease losses, risks and problem assets as well as to obtain the approval of the OTS to pay dividends and to increase brokered deposits above levels existing as of the date of the MOU.  MCFC’s MOU requires it, among other things, to closely monitor its liquidity and to obtain approval of OTS to conduct certain activities including payment of dividends and increasing debt levels above those existing as of the effective date of the MOU.  The provisions of the MOU may limit the funds available to MCB to originate loans.  Our vendor, MBD, is a division of MCB.  Non-compliance with the MOUs could result in formal enforcement actions and could limit MBD’s ability to originate military loans.  This would have a material adverse impact on the business, results of operations, financial condition and cash flow and would require us to change our business model.  See “Item 7-Management Discussion and Analysis of Financial Conditions and Results of Operations — Loan Acquisition/Origination.”

We, MBD and our retail merchants are subject to extensive laws, regulations and governmental supervision by federal and state agencies in the conduct of our business operations, which regulations are costly, time consuming and intended to protect depositors; failure to comply with regulatory policies and rules could result in further restrictions on our business and reputation.

We, as a wholly owned subsidiary of a thrift holding company, and MBD, as a division of a federal savings bank, are regulated by the OTS.  Our loan purchasing operations, MBD’s lending operations as well as our retail merchants  are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on our operations, including the requirement to obtain and maintain certain licenses and qualifications.  These regulations are primarily designed to protect depositors, borrowers and the financial system as a whole.  We are also regulated by state and federal securities regulators as long as our investment notes are outstanding.

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

We are also regulated by state and federal securities regulators. These regulations are designed to protect investors in securities (such as the investment notes) which we sell. Congress and state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of securities we may issue or increasing substantially the disclosure required by us.

A significant portion of MBD’s loan customers are active-duty military or federal government employees who could be instructed not to do business with MBD or us, or our access to the Government Allotment System could be denied.

When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business.  If military commanders or federal employee supervisors at any given level determine one or more of MBD’s loan production offices or its Internet site to be off limits, we and MBD would be unable to do new business with the potential customers they command or supervise.  Additionally, approximately 55% of our borrowers make their monthly loan payments through the Government Allotment System.  Military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing our credit risk on the loans we own.  Without access to sufficient new customers or to the Government Allotment System, MBD may be forced to discontinue lending to the U.S. military and we may be forced to liquidate our portfolio of military loans and retail installment contracts.

If a customer leaves the military prior to repaying the military loan, there is an increased risk that loan will not be repaid.

The terms of repayment on the loans we purchase are generally structured so the entire loan amount is repaid prior to the customer’s estimated separation from the military.  If, however, a customer unexpectedly leaves the military or other events occur that result in the loan not being repaid prior to the customer’s departure from the military, there is an increased chance that the loan will not be repaid.  Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military.  As of September 30, 2010, we had approximately 3,400 customers, which represented 2.2% of our total customers, who separated from the military prior to repaying their loan and who in the aggregate owed us approximately $5.9 million.  Based on historical charge-off models, management believes this could result in approximately $3.7 million in charge-offs.  If that amount increases or the number of customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs will increase.  This would have a materially adverse effect on our business, cash flow, results of operations and financial condition.

We have limited restrictions on the payments we may make to our parent, MCFC.  Our ability to disperse our working capital could reduce our profitability and diminish our ability to pay interest and principal on the investment notes.

As of September 30, 2010, our sole shareholder, MCFC, owned the outstanding share of our common stock.  Accordingly, MCFC is able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the investment notes.  The SSLA, among other things, limits the amounts that we can pay to MCFC each year.  In fiscal 2010, the SSLA prohibits us from paying MCFC more than $735,000 for strategic planning services, professional services, product identification and branding and service charges.  Other than the covenants contained in the SSLA, there are no significant contractual limits on the amounts we can pay to our parent or other affiliates.

We face risks of interest rate fluctuations and if we are not able to adequately protect our portfolio from changes in interest rates, our results of operations could be adversely affected and impair our ability to pay interest and principal on the investment notes.

Our earnings are significantly dependent on our net interest income, as we realize income primarily from the difference between the rate of interest we receive on the loans we own and the interest rate we must pay on our outstanding bank debt and investment notes.  We may be unable to predict future fluctuations in market interest rates, which are affected by many factors, including inflation, economic growth, employment rates, fiscal and monetary policy and disorder and instability in domestic and foreign financial markets.  Sustained, significant increases in market rates could unfavorably impact our liquidity and profitability.  Any significant reduction in our profitability would have a material adverse impact on our business, results of operation, financial condition and cash flow.  This would also diminish our ability to pay interest and principal on our outstanding investment notes.

We purchase loans that were made exclusively to the military market, which traditionally has higher delinquencies than customers in other markets, resulting in higher charge-offs, a reduction in profitability and impairment of our ability to pay interest and principal on the investment notes.

A large portion of our loan customers are unable to obtain financing from traditional sources, due to factors such as their age, frequent relocations and lack of credit history.  Historically, we have experienced higher delinquency rates than traditional financial institutions.  When we purchase loans, we depend on underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers.  However, these standards and procedures may not offer adequate protection against risks of default.  Higher than anticipated delinquencies, foreclosures or losses on the loans we own could reduce our profitability and have a materially adverse impact on our business, financial condition and results of operations.  Such adverse effects could also restrict our ability to pay interest and principal on our outstanding investment notes.

If a large number of borrowers are wounded in combat, our profits may be adversely affected.

Our wholly owned subsidiary reinsures credit life and credit accident and health insurance policies sold by us and MBD on the borrowers for the loans we own.  Our debt protection product includes all-cause death and disability protection.  These policies pay the loan payments as they become due during a customer’s disability due to illness or injury, including war-related injuries, and pay the balance in the event of death including war-related fatalities.  Therefore, if a large number of borrowers are injured and disabled in combat, our profitability would be impaired, which could have a material adverse impact on our business, results of operation, financial condition and cash flow and may impair our ability to pay interest and principal on our outstanding investment notes.

ITEM 2.                                                     PROPERTIES

As of September 30, 2010, we do not own any property.

ITEM 3.                                                     LEGAL PROCEEDINGS

We are subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on our financial position or results of operations.

PART II

ITEM 5.                                                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

All of our outstanding common stock is held by MCFC and, accordingly, there is no established public trading market for it.  We have not sold or repurchased any of our common stock since our acquisition by MCFC.  During fiscal 2010 and fiscal 2009, we declared and paid a dividend to MCFC in the amount of $10.6 million and $3.5 million, respectively.  Our ability to pay dividends is limited by the terms and conditions of the SSLA.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity—Senior Indebtedness.”

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this report and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The data as of and for fiscal years ended September 30, 2010, 2009 and 2008, as of and for the periods ended September 30 and May 31, 2007, and fiscal year ended September 30, 2006 has been derived from our audited consolidated financial statements and related notes.

	Successor				Predecessor
	As of and for the Year Ended	As of and for the Year Ended	As of and for the Year Ended	As of and for the Period from	As of and for the Period from	As of and for the Year Ended
	September 30,	September 30,	September 30,	June 1 - Sept 30	Oct 1 - May 31	September 30,
	2010	2009	2008	2007	2007	2006
		(dollars in thousands, except per share amounts)
Consolidated balance sheet data:
Total finance receivables	$387,041	$364,786	$319,290	$279,778	$283,438	$276,817
Allowance for credit losses	(24,496)	(24,621)	(22,982)	(21,639)	(23,326)	(16,106)
Total assets	399,104	385,325	352,643	308,687	275,096	268,462
Senior indebtedness:
Revolving lines of credit (1)	21,373	20,770	23,586	15,463	15,599	13,285
Amortizing term notes	210,668	221,187	198,414	168,929	175,524	170,533
Investment notes	40,028	33,306	34,904	36,074	35,612	33,793
Subordinated debt parent	11,900	—	—	—	—	—
Total equity	106,532	100,487	88,544	81,571	32,045	39,010
Consolidated statement of operations data:
Revenue:
Interest income and fees	$105,460	$99,690	$83,843	$25,319	$53,171	$73,065
Interest expense	18,019	17,855	16,364	5,498	10,547	14,249
Net interest income before provision for credit losses	$87,441	$81,835	$67,479	$19,821	$42,624	$58,816
Provision for credit losses	22,433	23,454	21,912	11,368	21,101	18,276
Net interest income	$65,008	$58,380	$45,567	$8,453	$21,523	$40,540
Insurance and debt protection income	6,296	4,387	3,941	1,493	3,313	3,375
Other income, fees and commissions	0	1	8	2	1,121	1,201
Net non-interest income	6,296	4,388	3,949	1,495	4,434	4,576
Non-interest expense	45,521	42,014	36,365	11,241	20,989	32,403
Income (loss) before income taxes	25,784	20,754	13,151	(1,293)	4,968	12,713
Provision for (benefit from) income taxes	9,221	7,418	5,377	(471)	1,933	4,614
Net income (loss):	$16,562	$13,337	$7,774	$(822)	$3,035	$8,099

Net income (loss) per share:
Basic and diluted (2)	$16,562,227	$13,336,552	$7,774,111	$(822,812)	$177.12	$472.62
Cash dividends per common share	$10,560,722	$3,517,834	$2,507,177	$3,897,333	$583.60	$67.10

(1)  Includes debt to our parent under a revolving line of credit of $1.4 million as of September 30, 2006.

(2)  Number of shares outstanding is one and 17,136 in the successor and predecessor period, respectively.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On a worldwide basis, we purchase consumer loans made exclusively to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  We purchase primarily from two different sources.  Our largest source of military loans is MBD, an affiliate who originates direct loans through a network of loan production offices and via the Internet; military families use these loan proceeds to purchase goods and services.  We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  We plan to hold these military loans and retail installment contracts until repaid.

Finance receivables, whether originated or purchased, are effectively unsecured and consist of loans previously originated by us or purchased from MBD and retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months.  At acquisition, the size of the average finance receivable was approximately $3,322 during fiscal year 2010. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the growth in amount of aggregate finance receivables we are able to acquire from MBD and retail merchants, as well as the maintenance of loan quality.

Sources of Income

We generate revenues primarily from interest earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earn revenues from credit reinsurance premiums and the sale of debt protection products. For purposes of the following discussion, “revenues” means the sum of our finance income, reinsurance premiums and debt protection income.

Finance Income.  Finance income consists of interest and origination revenue earned on the military loans and retail installment contracts we own (referred to throughout individually as “loan” or collectively as “loans” or “finance receivables”).  Our interest revenue is based on the risk adjusted interest rates charged customers for loans that we purchase.  Interest rates vary by loan and are based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated.  Finance income comprised approximately 94.4% of our total revenues in fiscal 2010.

Credit Reinsurance Premiums and Debt Protection Products.  Prior to the second quarter of fiscal 2010, one of our wholly owned subsidiaries reinsured substantially all of the credit life, credit accident and health insurance sold by us and MBD on behalf of Assurant, an unaffiliated insurance carrier.  During the second quarter of fiscal 2010, MBD began offering a debt protection product to our customers.  During the third quarter of fiscal 2010, our subsidiary ceased assuming the reinsurance policies.  Credit reinsurance premiums and debt protection fee income comprised approximately 5.6% of our total revenues in fiscal 2010.

Finance Receivables

Our finance receivables are comprised of loans previously originated by us or purchased from MBD (collectively referred to below as “military loans”) and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	As of and for the Year Ended September 30,
	2010	2009	2008
	(dollars in thousands, except average note balance and number of notes)
Finance receivables:
Total finance receivables balance	$387,041	$364,786	$319,290
Average note balance	$2,533	$2,465	$2,608
Total interest income and fees	$105,460	$99,690	$83,843
Total number of notes	152,788	148,015	122,449

Military loans:
Total military receivables	$344,108	$320,805	$297,683
Percent of total finance receivables	88.91%	87.94%	93.23%
Average note balance	$2,700	$2,534	$2,655
Number of notes	127,448	126,613	112,110

Retail installment contracts:
Total retail installment contract receivables	$42,933	$43,982	$21,607
Percent of total finance receivables	11.09%	12.06%	6.77%
Average note balance	$1,694	$2,055	$2,090
Number of notes	25,340	21,402	10,339

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds.  Some states and federal statutes regulate the interest rates that may be charged to our customers.  In addition, competitive market conditions also impact the interest rates.

Our interest expense is sensitive to general market interest rate fluctuations.  These general market fluctuations directly impact our cost of funds.  General inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in cost of funds.  Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability.  The following table presents a three-year history of data relating to our net interest margin as of and for the fiscal years ended September 30, 2010, 2009 and 2008.

	2010	2009	2008
	(dollars in thousands)

Total finance receivables balance	$387,041	$364,786	$319,290
Average total finance receivables (1)	369,261	349,480	295,492
Average interest bearing liabilities (1)	274,740	268,398	230,564
Total interest income and fees	105,460	99,690	83,843
Total interest expense	18,019	17,855	16,364

(1)  Averages are computed using month-end balances.

Results of Operations

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

Total Finance Receivables.  Our aggregate finance receivables increased 6.1% to $387.0 million on September 30, 2010 from $364.8 million on September 30, 2009.  We increased our loan acquisitions from MBD and retailers by 6.7% during fiscal 2010 over the same period in fiscal 2009.  Our aggregate average finance receivables also increased during this period to $369.3 million in fiscal 2010 from $349.5 million in fiscal 2009, an increase of $19.8 million or 5.7%.

Total Interest Income and Fees.  Total interest income and fees in fiscal 2010 represented 94.4% of our revenue compared to 94.7% in fiscal 2009.  Interest income and fees increased to $105.5 million from $99.7 million in fiscal 2009, an increase of $5.8 million or 6.0%.  This increase is primarily due to an increase in aggregate average finance receivables.

Interest Expense.  Interest expense in fiscal 2010 increased slightly to $18.0 million from $17.9 million in fiscal 2009, an increase of $0.1 million or 0.6%.  While our average interest bearing liabilities increased by $6.9 million or 2.6%, our weighted average interest rate on our amortizing note debt decreased to 6.38% in fiscal 2010 compared to 6.54% in fiscal 2009.  We pay our lenders a minimum interest rate per annum of 5.00% for our revolving facility and 6.25% per annum for our amortizing notes. In addition, we pay our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average, aggregate outstanding principal amount of all amortizing notes held by the lenders.  We paid our lenders $0.6 million in uncommitted availability fees during fiscal 2010 compared to $0.5 million in fiscal 2009.  Also, during fiscal 2010, we converted our parent notes allowable under the SSLA from a term facility to revolving line of credit and began drawing on this line of credit.  As of September 30, 2010, we had subordinated parent debt to MCFC of $11.9 million with an interest rate of 5.0%.

Provision for Credit Losses.  The provision for credit losses in fiscal 2010 decreased to $22.4 million from $23.5 million in fiscal 2009, a decrease of $1.1 million or 4.7%.  This decrease is primarily due to positive trends in net charge-offs and delinquency, as well as increased collection efforts in fiscal 2010.  We also saw a decline in our net charge-offs as a percentage of our average total finance receivables to 6.11% in fiscal 2010 compared to 6.24% in fiscal 2009.  See further discussion in “Allowance for Credit Losses” section.

Noninterest Income.  Noninterest income consists of revenue from credit reinsurance premiums and debt protection income which replaced credit reinsurance in June 2010.  Combined credit reinsurance premiums and debt protection income totaled $6.3 million in fiscal 2010 compared to $4.4 million in fiscal 2009, an increase of $1.9 million or 43.2%.  The increase in noninterest income is directly related to the increase in our loan acquisitions.

Noninterest Expenses.  Noninterest expenses in fiscal 2010 increased to $45.5 million compared to $42.0 million in fiscal 2009, an increase of $3.5 million or 8.3%.  The increase was primarily due to the increase in our management and record keeping services fees for the year.  Management and record keeping services fees in fiscal 2010 increased by $2.8 million from fiscal 2009 due to a 5.7% increase in our aggregate finance receivables.

Year Ended September 30, 2009 Compared to September 30, 2008.

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

Provision for Credit Losses.  The provision for credit losses in fiscal 2009 increased to $23.5 million from $21.9 million in fiscal 2008, an increase of $1.6 million or 7.3%.  The increase is primarily due to the increase in aggregate finance receivables.  While the provision increased, we saw a decline in our net charge-offs as a percentage of our average total finance receivables to 6.24% compared to 6.96% in fiscal 2008.  Loans that are 60 days or more delinquent have also increased to $10.8 million at September 30, 2009 from $9.7 million at September 30, 2008, an increase of $1.1 million or 11.3%; however, loans that are 60 days or more delinquent as a percentage of total loans has decreased to 2.97% in fiscal 2009 compared to 3.02% in fiscal 2008.  See further discussion in “Allowance for Credit Losses” section.

Noninterest Income.  Noninterest income consists of revenue from credit reinsurance premiums which increased to $4.4 million from $3.9 million in fiscal 2008, an increase of $0.5 million or 12.8%.  The increase in credit reinsurance premiums is directly related to the increase in our loan acquisitions.

Noninterest Expenses.  Noninterest expenses in fiscal 2009 increased to $42.0 million compared to $36.4 million in fiscal 2008, an increase of $5.6 million or 15.4%.  The increase was primarily due to the increase in our management and record keeping services fees for the year.  Management and record keeping services fees in fiscal 2009 increased by $6.7 million from fiscal 2008 due to a 14.2% increase in our aggregate finance receivables and an increase in the CPI on which these fees are based.

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

The following sets forth the three-year history of our delinquency experience for accounts for which payments are 60 days or more past due and allowance for credit losses for finance receivables.

	As of and for the Year Ended September 30,
	2010	2009	2008
	(dollars in thousands)
Total finance receivables	$387,041	$364,786	$319,290
Total finance receivables balances 60 days or more past due	11,857	10,837	9,658
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	3.06%	2.97%	3.02%

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

Military Loans.  Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis.  Our primary sources of charge-offs occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When buying loans, however, we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military.  Nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. Another source of loss is when a customer declares bankruptcy.  See “Item 7. — Nonperforming Assets.”

The following table shows a three-year historical picture of net charge-offs on military loans and net charge-offs as a percentage of military loans:

	As of and for the Year Ended September 30,
	2010	2009	2008
	(dollars in thousands)
Military loans:
Military receivables charged-off	$25,096	$24,279	$21,784
Less recoveries	3,206	2,914	2,343
Net charge-offs	$21,890	$21,365	$19,441
Average military receivables (1)	$322,995	$315,044	$276,147
Percentage of net charge-offs to average military receivables	6.78%	6.78%	7.04%

(1) Averages are computed using month-end balances.

Retail Installment Contracts.  Under most of our arrangements with retail merchants, we typically withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased.  The amounts withheld from a particular retail merchant are recorded in a specific reserve account.  As of September 30, 2010, the aggregate amount of retail merchant reserves totaled $2.4 million, a decrease of $2.0 million or 45%, from the same period last year.  The decrease is due to reduced acquisitions of retail installment contracts as well as increased utilization of the dealer reserve for non performing contracts.  This represents a 5.3% reserve as a percentage of average retail installment contract receivables.  Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its specific reserve account.  Upon the retail merchant’s request, and no more often than annually, we will pay the retail merchant the amount by which its specific reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant.  Our allowance for credit losses is charged only to the extent that the loss on a retail installment contract exceeds the originating retail merchant’s specific reserve account at the time of the loss.

The following table shows a three-year historical picture of net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts:

	As of and for the Year Ended September 30,
	2010	2009	2008
	(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$1,127	$762	$1,361
Less recoveries	459	312	234
Net charge-offs	$668	$450	$1,127
Average retail installment contract receivables (1)	$46,265	$34,436	$19,345
Percentage of net charge-offs to retail installment contract receivables	1.44%	1.31%	5.83%

(1) Averages are computed using month-end balances.

Allowance for Credit Losses.  The following table sets forth the three-year history of our allowance for credit losses:

	As of and for the Year Ended September 30,
	2010	2009	2008
	(dollars in thousands)
Average total finance receivables (1)	$369,261	$349,480	$295,492
Provision for credit losses	$22,433	$23,454	$21,912
Net charge-offs	$22,558	$21,815	$20,569
Net charge-offs as a percentage of average total finance receivables	6.11%	6.24%	6.96%
Allowance for credit losses	$24,496	$24,621	$22,982
Allowance as a percentage of average total finance receivables	6.63%	7.05%	7.78%

(1) Averages are computed using month-end balances.

The allowance for credit losses in fiscal 2010 remained consistent at $24.5 million from $24.6 million at the end of fiscal 2009.

The following table sets forth the three year history of the components of our allowance for credit losses:

	As of and for the Years Ended September 30,
	2010	2009	2008
	(dollars in thousands)

Balance beginning of period	$24,621	$22,982	$21,639
Charge-offs:
Finance receivables charged-off	(26,223)	(25,041)	(23,146)
Recoveries	3,665	3,226	2,577
Net charge-offs	(22,558)	(21,815)	(20,569)

Provision for credit losses	22,433	23,454	21,912

Balance end of period	$24,496	$24,621	$22,982

Nonperforming Assets

The accrual of interest income is suspended when a full payment has not been received for 90 days or more, and the interest due exceeds an amount equal to 60 days of interest charges.  The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received.  Nonperforming assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days.

Loan Acquisition / Origination

Asset growth is the most important factor in determining our future revenues.  We are dependent upon MBD and retail merchants to increase their originations for our future growth.  In connection with purchasing the loans, we pay MBD a fee in the amount of $32.00 for each military consumer loan originated by MBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in MBD’s deferred acquisition cost analysis.  For fiscal 2010, loans purchased from MBD and retail merchants increased to $419.1 million from $395.8 million in fiscal 2009, an increase of $23.3 million or 5.9%.  The average note amount increased by $257.00, or 8.4%.  This is primarily due to an 11.9% increase in Internet loans over the prior year.  Our Internet customers are typically higher ranked, have lower risk and qualify for larger loans.  See “Item 1: Business—General.”

The following table sets forth the three-year history of overall loan acquisitions / originations and lending activities:

	As of and for the Years Ended September 30,
	2010	2009	2008

Total loans acquired/originated:
Gross balance (1)	$419,098	$395,768	$355,329
Number of finance receivable notes	126,141	129,120	112,155
Average note amount	$3,322	$3,065	$3,168

Military loans:
Gross balance (1)	$379,702	$348,984	$335,271
Number of finance receivable notes	110,913	111,664	104,986
Average note amount	$3,423	$3,125	$3,193

Retail installment contracts:
Gross balance (1)	$39,396	$46,784	$20,058
Number of finance receivable notes	15,228	17,456	7,169
Average note amount	$2,587	$2,680	$2,798

(1) dollars in thousands

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and operations, and the cash generated from loan repayments and operations.  Cash used in investing activities in fiscal 2010 was approximately $41.6 million and cash used in financing activities was $3.5 million which was funded from operating activities of $43.8 million.  Cash used in investing activities in fiscal 2009 was approximately $70.8 million, which was funded from $48.3 million of cash from operating activities and $13.1 million from financing activities.

The majority of our liquidity requirements are secured by our funding through our SSLA. Additional sources of funds are generated through our sales of investment notes and borrowings with our parent.  We have increased our liquidity position this fiscal year with additional senior funding of $29.8 million under the SSLA from one new voting bank and ten new nonvoting banks.  Further, we have issued over $8 million in investment notes and $11.9 million in subordinated borrowings from our parent.  These new sources of funds have offset the diminished capacity from our withdrawing banks and provided us with additional liquidity in fiscal 2010 as well as fiscal 2011, allowing us the liquidity necessary to grow our finance receivables.  We plan to continue to attract new banks to the SSLA and sell additional investment notes to fund our growth in fiscal 2011.  As of our filing date, we have raised additional bank funding of $11.0 million since September 30, 2010, by adding four new nonvoting banks to our SSLA facility.  See further discussion below under “Senior Indebtedness — Bank Debt.”

Senior Indebtedness-Bank Debt.

On June 12, 2009, we entered into the SSLA with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2011 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  As of September 30, 2010, we could request up to $35.2 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of September 30, 2010, the lenders have indicated a willingness to participate in fundings up to an aggregate of $232.9 million during the next 12 months, including $197.8 million which is currently outstanding.  In addition, the Company has borrowings of $34.3 million from withdrawing banks who had previously participated in the SLA.

The aggregate notional balance outstanding under amortizing notes was $210.7 million and $221.2 million at September 30, 2010 and 2009, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued. The interest rate may not be less than 6.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  There were 338 and 321 amortizing term notes outstanding at September 30, 2010 and 2009, respectively, with a weighted-average interest rate of 6.39% and 6.54%, respectively.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average, aggregate outstanding principal amount of all amortizing notes held by the lenders.  As of September 30, 2010, we paid our lenders $0.6 million in uncommitted availability fees.

Advances outstanding under the revolving credit line were $21.4 million and $20.8 million at September 30, 2010 and 2009, respectively. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.00%, whichever is greater.  Interest on borrowings was 5.00% at September 30, 2010 and 2009, respectively.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables, unless otherwise required by GAAP, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008, which approximates $89.9 million as of September 30, 2010.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required may be distributed as a dividend.

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

The breach of any of these covenants could result in a default under the SSLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable.  As of September 30, 2010, we were in compliance with all loan covenants.

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

In the third quarter of fiscal 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or hinder any action by us, or the voting banks.  As of September 30, 2010, we had ten non-voting banks from whom we borrowed $19.8 million. The balance of these notes as of September 30, 2010 was $19.4 million.

The following table sets forth a three-year history of the total borrowings and availability under the SSLA and the former Senior Lending Agreement:

	As of and for the Years Ending September 30,
	2010	2009	2008
	(dollars in thousands)
Revolving credit line:
Total facility	$30,500	$32,500	$40,000
Balance at end of year	21,373	20,770	23,586
Maximum available credit (1)	9,127	11,730	16,414

Term notes (2):
Voting banks	$183,000	$183,726	$260,892
Withdrawing banks	34,314	53,162	—
Non-voting banks	19,391	—	—
Total facility	$236,705	$236,888	$260,892
Balance at end of year	210,668	221,187	198,466
Maximum available credit (1)	26,037	16,098	62,426

Total revolving and term notes(2):
Voting banks	$213,500	$216,226	$300,892
Withdrawing banks	34,314	53,162	—
Non-voting banks	19,391	—	—
Total facility	$267,205	$269,388	$300,892
Balance at end of year	232,041	241,957	222,052
Maximum available credit (1)	35,164	27,828	78,840
Credit facility available (3)	35,164	27,828	20,110
Percent utilization of voting banks	83.53%	87.13%	73.80%
Percent utilization of the total facility	86.84%	89.67%	73.80%

(1)  Maximum available credit assumes proceeds in excess of the amounts shown below under “Credit Facility Available” are used to increase qualifying finance receivables and all terms of the SSLA are met, including maintaining a senior indebtedness to consolidated net receivable ratio of not more than 80.0%.

(2)  Includes 48-month amortizing term notes.

(3)  Credit available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net notes receivable ratio of not more than 80%.

Subordinated Debt - Parent.  In the second quarter of fiscal 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at September 30, 2010.  As of September 30, 2010, the outstanding balance was $11.9 million.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (Amendment No. 1) registering $25 million of investment notes.  We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010.  We began offering these investment notes on January 22, 2010.  As of September 30, 2010, we had outstanding $40.0 million of these notes (with accrued interest), of which $8.0 million is from our recent offering.  The amount includes a $0.5 million purchase adjustment relating to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.38% as of September 30, 2010.

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

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates.  A significant and sustained increase in interest rates could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on military loans and retail installment contracts and interest rates paid under our SSLA and investment notes.  Inflation also may negatively affect our operating expenses.  With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some lenders in our credit group which may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels.  In addition, we have borrowings of $34.3 million from withdrawing banks who previously participated in the SLA.  See “Liquidity and Capital Resources.”

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

•                  Current economic conditions

•                  Current finance receivable delinquency trends

•                  Demographics of the current finance receivable portfolio

We also use several ratios to aid in the process of evaluating prior finance receivable loss and delinquency experience.  Each ratio is useful, but each has its limitations.  These ratios include:

•                  Delinquency ratio — finance receivables 60 days or more past due as a percentage of finance receivables

•                  Allowance ratio — allowance for finance receivable losses as a percentage of finance receivables

•                  Charge-off ratio — net charge-offs as a percentage of the average of finance receivables at the beginning of each month during the period

•                  Charge-off coverage — allowance for finance receivable losses to net charge-offs

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

Contractual Obligations

We have the following payment obligations under current financing and leasing arrangements as of September 30, 2010:

		Payments Due By Period
	(dollars in thousands)
		Less than
	Total	1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Long-term debt	$250,212	$92,432	$132,811	$7,851	$17,118
Interest on long term debt (1)	17,172	6,074	8,765	1,771	562
Parent Subordinated Debt	11,900	11,900	—	—	—
Total contractual cash obligations	$279,284	$110,405	$141,576	$9,622	$17,680

(1) Interest on long term debt is calculated using the weighted average interest rate of 6.38% for amortizing term notes and 9.38% for investment notes as of September 30, 2010.

		Amount of Commitment Expiration Per Period
	(dollars in thousands)
	Total Amounts	Less than
	Committed	1 year	1-3 years	4-5 years	Over 5 years
Other commercial commitments:
Lines of credit	$21,373	$21,373	$—	$—	$—
Interest on lines of credit (1)	1,069	1,069
Total lines of credit	$22,442	$22,442	$—	$—	$—

(1) Interest on lines of credit is calculated using the fixed rate of 5.00% as of September 30, 2010.

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. This guidance is intended to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which includes loans and other long-term receivables.  As this guidance amends only the disclosure requirements for loans and the allowance for credit losses, we do not believe the adoption of this pronouncement will have a significant impact on our consolidated financial statements.  We will adopt this guidance during the first quarter of fiscal 2011.

In October 2010, FASB issued new accounting guidance regarding accounting for costs associated with acquiring or renewing insurance contracts. This guidance is intended to address the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance will be effective for us in fiscal 2012 and we do not expect the adoption of this guidance to have a material impact on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 5.00% in accordance with our SSLA.  The prime rate as of September 30, 2010 was 3.25%.  In order for any impact to occur, the prime rate will need to increase more than 175 basis points.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 6.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of September 30, 2010 was 1.14%.  In order for any impact to occur, the 90 day moving average rate of treasury notes would need to increase by 241 basis points.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, 2009 AND 2008

(WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING REPORTS THEREON)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholder of Pioneer Financial Services, Inc.

Pioneer Financial Services, Inc.

Kansas City, MO.

We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years ended September 30, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years ended September 30, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN

November 30, 2010

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2010 AND 2009

ASSETS

	2010	2009

Cash and cash equivalents - non-restricted	$1,938,610	$3,311,478
Cash and cash equivalents - restricted	669,391	114,058
Investments - restricted	6,009,301	8,287,905
Investments - non-restricted	1,442,734	130,000

Net finance receivables	329,957,394	313,930,096

Furniture and equipment - net	195,731	427,639
Deferred income tax asset	5,893,101	4,294,966
Prepaid and other assets	6,201,345	5,915,115
Deferred acquisition costs	4,608,299	3,034,599
Goodwill	31,474,280	31,474,280
Intangibles - net	10,713,800	14,405,000

Total assets	$399,103,986	$385,325,136

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$21,373,000	$20,770,000
Subordinated debt - parent	11,900,000	—
Accounts payable	1,376,242	1,891,825
Accrued expenses and other liabilities	7,226,758	7,682,887
Amortizing term notes	210,667,743	221,187,023

Investment notes	40,028,349	33,306,309

Total liabilities	292,572,092	284,838,044

Commitments and contingencies (see Note 7)

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	167,680	124,383
Retained earnings	19,970,014	13,968,509

Total stockholder’s equity	106,531,894	100,487,092

Total liabilities and stockholder’s equity	$399,103,986	$385,325,136

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2010	2009	2008

Interest income and fees	$105,460,224	$99,689,511	$83,842,539

Interest expense	18,019,188	17,854,730	16,363,946

Net interest income before provision for credit losses	87,441,036	81,834,781	67,478,593
Provision for credit losses	22,432,831	23,454,336	21,911,854
Net interest income	65,008,205	58,380,445	45,566,739

Noninterest income:
Insurance premiums earned	6,296,128	4,386,809	3,940,598
Other	225	901	8,541
Total noninterest income	6,296,353	4,387,710	3,949,139

Noninterest expense:
Management and record keeping services fee	37,070,755	34,285,932	27,605,379
Professional and regulatory fees	1,165,394	1,408,458	1,346,307
Amortization of intangibles	3,691,200	4,234,800	5,311,200
Other operating expenses	3,593,563	2,084,847	2,102,415
Total noninterest expense	45,520,912	42,014,037	36,365,301

Income before income taxes	25,783,646	20,754,118	13,150,577
	9,221,419	7,417,566	5,376,466
Net income	$16,562,227	$13,336,552	$7,774,111

Net income per share, basic and diluted (1)	$16,562,227	$13,336,552	$7,774,111

(1)  One share outstanding.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income

Balance, September 30, 2007	$81,571,388	$82,394,200	$(822,812)	$—

Net income	7,774,111	—	7,774,111	—
Capital contribution by parent	2,000,000	2,000,000	—	—
Dividend paid to parent	(2,507,177)	—	(2,507,177)	—
Accounting for uncertain tax provisions (Note 8)	(294,331)	—	(294,331)	—

Balance, September 30, 2008	$88,543,991	$84,394,200	$4,149,791	$—

Net income	13,336,552	—	13,336,552	—
Unrealized gain on investments, net of tax of $66,976	124,383	—	—	124,383
Total comprehensive income	$13,460,935	$—	$13,336,552	$124,383

Capital contributed by parent	2,000,000	2,000,000	—	—
Dividend paid to parent	(3,517,834)	—	(3,517,834)	—

Balance, September 30, 2009	$100,487,092	$86,394,200	$13,968,509	$124,383

Comprehensive income:
Net income	16,562,227	—	16,562,227	—
Unrealized gain on investments, net of tax of $90,288	43,297	—	—	43,297
Total comprehensive income	$16,605,524	$—	$16,562,227	$43,297

Dividend paid to parent	(10,560,722)	—	(10,560,722)	—
Balance, September 30, 2010	$106,531,894	$86,394,200	$19,970,014	$167,680

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2010	2009	2008
Cash flows from operating activities:
Net income	$16,562,227	$13,336,552	$7,774,111
Items not requiring (providing) cash:
Provision for credit losses on finance receivables	22,432,831	23,454,336	21,911,854
Depreciation and amortization	3,873,419	4,663,599	4,194,249
Deferred income taxes	(1,688,424)	(1,776,250)	(2,028,905)
Interest accrued on investment notes	1,786,588	1,811,936	1,775,038
Changes in:
Accounts payable and accrued expenses	(971,712)	2,379,221	234,602
Deferred fees - net	(1,573,700)	4,284,931	3,620,404
Unearned premium reserves	3,661,587	(172,236)	(407,566)
Prepaids and other assets	(286,230)	287,646	(382,640)

Net cash provided by operating activities	43,796,586	48,269,735	36,691,147

Cash flows from investing activities:
Finance receivables purchased from affiliate	(240,871,321)	(225,538,247)	(210,919,449)
Finance receivables purchased from retail merchants	(37,421,612)	(45,203,536)	(19,361,976)
Finance receivables repaid	236,171,217	200,892,812	171,328,697
Capital expenditures	(57,294)	(186,672)	(80,300)
Change in restricted cash	(555,333)	587,642	2,838,531
Investments purchased - restricted	(1,089,712)	(4,058,839)	(7,878,932)
Investments matured - restricted	2,189,168	2,722,000	4,446,435
Investments matured - non-restricted	—	—	100,000
Net cash used in investing activities	(41,634,887)	(70,784,840)	(59,526,994)

Cash flows from financing activities:
Net borrowing (repayments) under lines of credit	603,000	(2,816,000)	8,123,000
Proceeds from borrowings	102,976,531	114,824,809	109,000,000
Repayment of borrowings	(96,553,376)	(95,411,529)	(82,733,663)
Dividends paid to parent	(10,560,722)	(3,517,834)	(2,507,177)

Net cash (used in) provided by financing activities	(3,534,567)	13,079,446	31,882,160

Net (decrease) increase in cash and equivalents	(1,372,868)	(9,435,659)	9,046,313

Cash and cash equivalents
Beginning of year	3,311,478	12,747,137	3,700,823

Cash and cash equivalents
End of year	$1,938,610	$3,311,478	$12,747,137

Additional cash flow information:
Interest paid	$16,079,944	$15,837,326	$14,560,248
Income taxes paid	$12,019,609	$9,607,164	$7,138,493
Noncash financing activities:
Capital contribution from parent	$—	$2,000,000	$2,000,000

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, 2009, AND 2008

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “company”). Intercompany balances and transactions have been eliminated.  We were acquired on May 31, 2007 by MidCountry Financial Corp, a Georgia corporation (“MCFC”) as a wholly owned subsidiary (the “Transaction”).

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operation and certain assets and liabilities related to the origination and servicing of our finance receivables. MCFC contributed these operations to MidCountry Bank, a federally chartered stock savings association and wholly owned subsidiary of MCFC (“MCB”).  MCB formed the Military Banking Division (“MBD”) which is composed exclusively of the assets and liabilities contributed from MCFC.  This transaction is further described in “Note 6:  Goodwill and Other Intangible Assets”.  As part of the Transaction, we entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD.  Under the LSMS Agreement, MBD is obligated to originate loans and we are obligated to purchase those loans that meet our business model and underwriting guidelines.  Also under the LSMS Agreement, MBD will provide us with management and record keeping services.  As part of the Transaction, substantially all of our employees became employees of MBD.  We pay fees for loans purchased and originated by MBD and management and record keeping services provided by MBD.  The LSMS Agreement is further described in “Note 9:  Related Party Transactions.”

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

Cash and Cash Equivalents — Non-Restricted

We had no cash equivalents as of September 30, 2010.  Our cash equivalents consisted of a money market account at September 30, 2009 of $1.9 million.

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

Investments - Non-Restricted

We classify all non-restricted investments as held-to-maturity and are recorded at historical cost, adjusted for amortization of premiums and accretion of discounts. We have the intent and ability to hold investments to maturity.  If the fair value of any investment security declines below cost and we consider the decline to be other than temporary, we reduce the investment security to its fair value, and record a loss.

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

Finance Receivables

Finance receivables are carried at amortized cost and are adjusted for unamortized direct origination fees and reduced for finance charges on pre-computed finance receivables, unearned dealer discounts, allowances for credit losses, debt protection reserves, insurance reserves and unearned fees and premiums.   Insurance and debt protection reserves, unearned premiums and unearned fees applicable to credit risk on consumer receivables are treated as a reduction of finance receivables in the consolidated balance sheet since the payments on such policies generally are used to reduce outstanding receivables.

Allowance for Credit Losses

We maintain an allowance for credit losses, which represents management’s best estimate of probable losses in the outstanding finance receivable portfolio.  The allowance for credit losses is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses.  The provision for finance receivable losses are charged to earnings to bring the total allowance to a level considered necessary by management.  As the portfolio of finance receivables consists of a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as two separate components: consumer loans and retail installment contracts.  Management considers numerous factors in estimating losses in our credit portfolio, including the following:

•                  Prior credit losses and recovery experience

•                  Current economic conditions

•                  Current finance receivable delinquency trends

•                  Demographics of the current finance receivable portfolio

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. Other intangible assets represent premiums paid for other identifiable assets (see Note 6:  Goodwill and Other Intangible Assets for more details).  Goodwill is not amortized over an estimated useful life, but rather be tested annually for impairment as of September 30th.  Intangible assets other than goodwill, which are determined to have finite lives, are amortized on straight-line or accelerated basis over their estimated useful lives between three and ten years. Amortizing intangibles are assessed for impairment only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Deferred Policy Acquisition Costs

The costs of acquiring the insurance policies and debt protection fees are primarily related to the production of new and renewal business and have been deferred to the extent that such costs are deemed recoverable from future profits. Such costs principally include reinsurance and debt protection fees, premium taxes and third party servicing fees.  Costs deferred on property and casualty and credit policies are amortized over the term of the related policies in relation to the premiums and fees earned.  We anticipated investment income in its periodic evaluation of whether deferred policy acquisition costs can be recovered from future profits. If such costs are deemed to be not recoverable, the adjustment is recorded in the current period results of operations.

Insurance — Debt Protection Claims and Reserves

Life and health reserves for credit coverage consist principally of future policy benefit reserves and reserves for estimates of future payments on incurred claims reported and unreported but not yet paid. Such estimates are developed using actuarial principles and assumptions based on past experience adjusted for current trends. Any change in the probable ultimate liabilities is reflected in net income in the period in which the change in probable ultimate liabilities was determined.

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

Debt Protection and Reinsurance Income

MBD sells life, accident and health protection along with other credit coverage’s that are unique to our customers. Under an agreement, we assume from MBD, all risks on the credit accident, health insurance and other coverage’s written on all of the military loans.  Unearned fees and premiums are recognized as revenue over the period of risk in proportion to the amount of insurance protection provided.

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

New Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. This guidance is intended to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which includes loans and other long-term receivables.  As this guidance amends only the disclosure requirements for loans and the allowance for credit losses, we do not believe the adoption of this pronouncement will have a significant impact on our consolidated financial statements.  We will adopt this guidance during the first quarter of fiscal 2011.

In October 2010, FASB issued new accounting guidance regarding accounting for costs associated with acquiring or renewing insurance contracts. This guidance is intended to address the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance will be effective for us in fiscal 2012 and we do not expect the adoption of this guidance to have a material impact on the financial statements.

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

NOTE 2:  FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Finance receivables at September 30, 2010 and 2009, consisted of the following:

	2010	2009

Military receivables/loans	$344,108,417	$320,804,513
Retail installment contracts	42,932,469	43,981,657

Total finance receivables	387,040,886	364,786,170

Net deferred loan fees and dealer discounts	(20,294,073)	(18,591,300)
Unearned insurance premium reserves	(11,639,237)	(7,016,413)
Insurance claims and policy reserves	(653,926)	(627,106)

Finance receivables - net of unearned fees and premiums	354,453,650	338,551,351

Allowance for credit losses	(24,496,256)	(24,621,255)

Net finance receivables	$329,957,394	$313,930,096

Changes in the allowance for credit losses during the fiscal years ended September 30, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Balance beginning of period	$24,621,255	$22,982,256	$21,638,655
Charge-offs:
Finance receivables charged-off	(26,222,972)	(25,041,024)	(23,145,642)
Recoveries	3,665,142	3,225,687	2,577,389
Net charge-offs	(22,557,830)	(21,815,337)	(20,568,253)
Provision for credit losses	22,432,831	23,454,336	21,911,854

Balance end of period	$24,496,256	$24,621,255	$22,982,256

At September 30, 2010 and 2009, military loan receivables originated averaged $3,423 and $3,125, with a weighted maturity of 25.6 months and 25.4 months, while retail installment contracts purchased averaged $2,587 and $2,680 with a weighted maturity of 24.5 months and 24.7 months, respectively. At September 30, 2010 and 2009, the accrual of interest income had been suspended on $7,517,447 and $6,308,400 of loans, respectively.

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

Activity in the liability for unpaid claims and claim adjustment expenses for our health and life coverage are summarized as follows:

	As of and for the Year ended September 30,
	2010	2009	2008

Balance, beginning of period	$627,106	$507,470	$345,059

Amount incurred, related to
Prior periods	281,310	246,950	267,411
Current period	186,067	210,928	303,389
Total	467,377	457,878	570,800

Amount paid, related to
Prior periods	265,167	182,426	191,324
Current period	175,390	155,816	217,065
Total	440,557	338,242	408,389

Balance, end of period	$653,926	$627,106	$507,470

NOTE 3:  INVESTMENTS - RESTRICTED

Assurant processes and administers insurance transactions and activity on behalf of the Company.  Pursuant to applicable insurance regulations, we are required to maintain a specified level of investments in custodial accounts with a qualified financial institution.  These investments were comprised of certificates of deposits, U.S. treasury and federal securities.  Investment income on restricted investments for the years ended September 30, 2010 and 2009 was approximately $278,482 and $284,972, respectively.  Restricted investments of $0.6 million will mature within one year and $5.2 million will mature after one year and before five years.

We record our restricted investments at fair value.  The following table represents the restricted investments as of September 30, 2010 and 2009:

	As of September 30, 2010				As of September 30, 2009
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses) (1)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted Investments:
Certificates of Deposit	$—	$—	$—	$—	$300,000	$6,571	$—	$306,571
Government Bonds	5,751,333	259,935	(1,967)	6,009,301	7,494,097	404,777	(223,422)	7,675,452
Corporate Bonds	—	—	—	—	302,449	3,433	—	305,882
	$5,751,333	$259,935	$(1,967)	$6,009,301	$8,096,546	$414,781	$(223,422)	$8,287,905

(1)          The unrealized gain on investments of $257,968 net of tax of $90,288 represents the accumulated other comprehensive income of $167,680.

During fiscal 2010, 2009 and 2008, we did not recognize any material realized gains or losses on investments.  None of the investments with unrealized losses were determined to be other-than-temporarily impaired and none of those investments have had unrealized losses for more than one year.

NOTE 4:  INVESTMENTS — NON-RESTRICTED

Non-restricted investment securities are comprised of certificates of deposit and U.S. Treasury savings bonds. We have total non-restricted investments of $1.4 million as of September 30, 2010 and $130,000 as of September 30, 2009.  As of September 30, 2010, non-restricted investments of $1.4 million will mature after one year and before five years, $30,000 will mature after 10 years.   During fiscal 2010, 2009 and 2008, we did not have any gains or losses on non-restricted investments.

NOTE 5: FURNITURE AND EQUIPMENT

Cost and accumulated depreciation of property and equipment at September 30, 2010 and 2009 is as follows:

	2010	2009

Furniture and equipment	$41,200	$51,190
Computer software	1,111,244	1,043,960
	1,152,444	1,095,150

Less accumulated depreciation	(956,713)	(667,512)

Furniture and equipment - net	$195,731	$427,639

Furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives are 7 years for furniture and equipment, and 3 years for computer software. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $0.3 million in the years ended September 30, 2010, 2009 and 2008.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the Transaction, MCFC paid the shareholders of PFI (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC was also required to pay the Sellers an additional $5 million in contingent payments, of which $4 million was contributed to us and $1 million to MBD.  The final contingent payment was made on March 31, 2009.  The total purchase price was $90,229,762.

The fair value assigned to intangible assets acquired and assumed liabilities is supported by valuations using estimates and assumptions provided by management.

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets at September 30, 2010 and 2009 are as follows:

	2010			2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(6,600,944)	$4,399,056	$11,000,000	$(4,910,000)	$6,090,000
Agent relationships	700,000	(369,368)	330,632	700,000	(268,000)	432,000
Vendor relationships	1,700,000	(894,808)	805,192	1,700,000	(647,000)	1,053,000
Trade name	7,000,000	(2,907,708)	4,092,292	7,000,000	(2,083,000)	4,917,000
Technology	4,000,000	(2,913,372)	1,086,628	4,000,000	(2,087,000)	1,913,000
Valuation of business acquired - unearned premium	1,600,000	(1,600,000)	—	1,600,000	(1,600,000)	—

Total amortizable intangibles	$26,000,000	$(15,286,200)	$10,713,800	$26,000,000	$(11,595,000)	$14,405,000

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ending	Annual Amortization
September 30,	Expense

2011	$2,974,000
2012	2,235,000
2013	1,706,000
2014	1,243,000
2015	1,027,000
Thereafter	1,529,000

Total	$10,714,000

Management evaluated our goodwill at September 30, 2010, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value.  Management also evaluates amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairments of amortizable intangible assets, as of September 30, 2010.

NOTE 7:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into the SSLA with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends March 31, 2011 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  As of September 30, 2010, we could request up to $35.2 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of September 30, 2010, the lenders have indicated a willingness to participate in fundings up to an aggregate of $232.9 million during the next 12 months, including $197.8 million which is currently outstanding.  In addition, the Company has borrowings of $34.3 million from withdrawing banks who had previously participated in the SLA or SSLA.

In the third quarter of fiscal 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or hinder any action by us, or the voting banks.  As of September 30, 2010, we had ten non-voting banks from who we borrowed $19.8 million. The balance of these notes as of September 30, 2010 was $19.4 million.

The aggregate notional balance outstanding under amortizing notes was $210.7 million and $221.2 million at September 30, 2010 and 2009, respectively.  There were 338 and 321 amortizing term notes outstanding at September 30, 2010 and 2009, respectively, with a weighted-average interest rate of 6.39% and 6.54%, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 6.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average, aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the year ended September 30, 2010, we paid our lenders $0.6 million in uncommitted availability fees.

Advances outstanding under the revolving credit line were $21.4 million and $20.8 million at September 30, 2010 and 2009, respectively. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.00%, whichever is greater.  Interest on borrowings was 5.00% at September 30, 2010 and 2009, respectively.

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

We may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $735,000 plus reimbursable expenses.  Such amount may be increased by the CPI published by the United States Bureau of Labor for the calendar year then most recently ended.  Except as required by law, we may not stop purchasing small loans to military families from MBD, unless the lenders consent to such action.

The breach of any of these covenants could result in a default under the SSLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable.  As of September 30, 2010, we were in compliance with all loan covenants.

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

Subordinated Debt — Parent

In fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of September 30, 2010, the outstanding balance was $11.9 million.  We expect to receive no additional borrowings from the parent during the next 12 months and may repay a portion of this balance.

Investment Notes

We have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $40.0 million, which includes a $0.5 million purchase adjustment as of September 30, 2010 and $33.3 million, which includes a $0.6 million purchase adjustment as of September 30, 2009.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature 1 to 10 years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $38,693 and $34,915, with a weighted average interest rate of 9.38% and 9.51% at September 30, 2010 and 2009, respectively.

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (Amendment No. 1) registering $25 million of investment notes.  We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010.  We began offering these investment notes on January 22, 2010.  As of September 2010, we had issued 163 investment notes, in conjunction with this offering, with an aggregate value of approximately $8.0 million.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) at September 30, 2010, follows:

	Amortizing Notes	Amortizing Notes	Investment
	SSLA Lenders	Withdrawing Banks	Notes	Total
2011	$67,409,038	$19,462,951	$5,559,606	$92,431,595
2012	57,366,940	12,667,229	4,253,134	74,287,303
2013	36,891,609	2,184,314	1,531,233	40,607,156
2014	14,386,323	—	3,530,401	17,916,724
2015	299,339	—	7,551,760	7,851,099
2016 and beyond	—	—	17,118,244	17,118,244
Total	$176,353,249	$34,314,494	$39,544,378	$250,212,121

NOTE 8:  INCOME TAXES

We are included in the consolidated federal income tax return, and for certain states, combined state returns, of MCFC.  We have provided for income taxes on a separate company basis.  The provision for income taxes for the years ended September 30, 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008

Current
Federal	$9,770,014	$8,439,003	$5,923,156
State	947,900	894,175	1,407,227
Deferred
Federal	(1,272,534)	(1,772,437)	(2,028,712)
State	(223,961)	(143,175)	74,795

Total provision	$9,221,419	$7,417,566	$5,376,466

The actual tax expenses for the fiscal years ending September 30, 2010, 2009 and 2008 differ from the “expected” tax expense for those years (computed by applying the applicable United States federal corporate tax rate of 35%, 34% and 35% for fiscal 2010, 2009 and 2008, respectively, to income before income taxes) as follows:

	As of and for the Year ended September 30,
	2010	2009	2008

Computed ‘expected’ tax expense	$9,024,277	$7,056,400	$4,602,704
State income tax expense (net of federal income tax effect)	343,310	447,043	989,492
Nondeductible expenses and other	(146,168)	(85,877)	(215,730)

Provision for income taxes	$9,221,419	$7,417,566	$5,376,466

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2010 and 2009, are presented below:

	2010	2009

Deferred assets:
Allowance for credit losses	$9,109,697	$9,068,254
Fair value adjustments	163,755	222,678
Unearned insurance commissions	26,041	7,817
State NOL’s and credits	146,465	179,662
Unearned life insurance reserves	311,182	481,275
FIN 48	321,410	412,639
Other	172,844	219,535
Total deferred assets	$10,251,394	$10,591,860

Deferred liabilities:
Intangible assets	3,752,823	5,118,845
Loan origination costs	527,121	1,096,631
Depreciation	(47,152)	52,087
Other	125,501	29,331
Total deferred liabilities	4,358,293	6,296,894

Net deferred assets	$5,893,101	$4,294,966

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

In recognition, measurement and disclosure guidance for the accounting of uncertain tax positions requires companies to recognize the tax benefits of uncertain positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities.  The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized.  A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.

As a result of the adoption of the accounting for uncertain tax positions, we recorded a charge of approximately $294,000 to retained earnings.  As of September 30, 2010 and September 30, 2009 the reserve for uncertain tax positions was approximately $0.8 million and $1.1 million, respectively.  The reserve for uncertain tax positions is included in other liabilities in the consolidated balance sheet as of September 30, 2010 and September 30, 2009.  We had $485,000 of unrecognized tax benefit that if realized would affect the effective tax rate.  Interest and penalties recognized are recorded as a component of income tax expense in the amount of $(145,000) and $23,000 for the year ended September 30, 2010 and September 30, 2009, respectively.

A reconciliation of unrecognized tax benefits for 2010 and 2009 is as follows:

	As of and for the Year ended September 30,
	2010	2009
Beginning balance	$645,000	$739,000
Increase of tax positions taken in prior periods	44,900	27,000
Decrease due to lapse of applicable statute of limitations	(169,700)	(121,000)
Balance end of year	$520,200	$645,000
Positions for which unrecognized benefits will decrease within next 12 months:
Lapse of applicable statute of limitations
State items	$224,500	$169,000
Total	$224,500	$169,000

In addition, we have accrued cumulative interest and penalties of approximately $287,000 and $431,000 as of September 30, 2010 and 2009, respectively.

In general, our tax years ended September 30, 2007 and later are still subject to examination by the authorities.

NOTE 9:  RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Thomas H. Holcom, Jr., and certain immediate family members own investment notes issued by us.  Amounts held by these related parties totaled $554,074 and $3,720 at September 30, 2010 and 2009 respectively.  These investment notes will mature in 2011 and 2012, and bear a weighted average interest rate of 7.81% (See Note 7 to the consolidated financial statements).

We entered into a LSMS Agreement with MBD in June 2009.  Under the LSMS agreement, we buy certain military loans that MBD originates and receives management and record keeping services.  Total loans purchased from MBD, pursuant to the LSMS agreement were $240,871,321 and $225,538,247 for fiscal 2010 and 2009, respectively.  Total expenses paid to MBD, for services received for management and record keeping services pursuant to the LSMS agreement were $39,955,918 and $37,446,150 for fiscal 2010 and 2009, respectively.

NOTE 10: LITIGATION

We are subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position, results of operations or cash flow.

NOTE 11: DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of our financial instruments at September 30, 2010 and 2009 are as follows:

	As of September 30, 2010		As of September 30, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$1,938,610	$1,938,610	$3,311,478	$3,311,478
Cash and cash equivalents - restricted	669,391	669,391	114,058	114,058
Investment securities - restricted	6,009,301	6,009,301	8,287,905	8,287,905
Investment securities - non-restricted	1,442,734	1,442,734	130,000	130,000
Finance receivables	329,957,394	331,428,149	313,930,096	313,711,224

Financial liabilities:
Revolving credit line	$21,373,000	$21,373,000	$20,770,000	$20,770,000
Amortizing term notes	210,667,743	212,024,554	221,187,023	219,281,642
Investment notes	40,028,349	38,565,892	33,306,309	33,248,428
Subordinated parent debt	11,900,000	11,900,000	—	—

Restricted investments in debt and equity securities measured and reported at fair value are classified and disclosed in one of the following categories:

•                  Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•                  Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•                  Level 3 — Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data.

As of September 30, 2010 and 2009, our restricted investments were $6.0 million and $8.3 million, respectively, which are classified as Level 1.

NOTE 12: SUBSEQUENT EVENTS

We have evaluated subsequent events through the time of filing these financial statements on November 30, 2010.

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

There were no changes in our internal controls over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management of Pioneer Financial Services, Inc. assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of September 30, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ Thomas H. Holcom Jr.
Thomas H. Holcom, Jr.
Chief Executive Officer

/s/ Laura V. Stack
Laura V. Stack
Chief Financial Officer, Treasury and Asst. Secretary

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding directors and executive officers as of September 30, 2010:

Name	Age	Position

Thomas H. Holcom, Jr.	64	President, Chief Executive Officer and Director
Laura V. Stack	47	Chief Financial Officer, Treasurer, Asst. Secretary and Director
Joseph B. Freeman	40	Chief Operating Officer and Director
Robert F. Hatcher	68	Director

For each member of our executive team and member of our Board, we set forth below information regarding such member’s business experience and the specific experience, qualifications, attributes and/or skills which, in the opinion of our Board, qualifies this person to serve as a director and are likely to enhance our Board’s ability to manage and direct our business and affairs.  The information in this section should not be understood to mean that any of the director is an “expert” within the meaning of the federal securities laws.

Thomas H. Holcom, Jr. is the Chief Executive Officer and President and a member of the board of directors of PFS.  He is also the President of MBD.  Mr. Holcom has been associated with PFS since 1985 when he joined as the Chief Financial Officer.  He was named President and Chief Operating Officer in September 2000 and promoted to Chief Executive Officer in May 2007.  Prior to joining PFS, Mr. Holcom spent 19 years with a regional bank with assets over $1 billion and rose to the level of Executive Vice President.  His career has encompassed strategic planning, corporate finance, consulting, investments, risk management and marketing.  He serves in leadership positions on the boards of numerous professional and civic organizations. As such, Mr. Holcom has a deep knowledge and understanding of the industry and market in which we operate, our goals and objectives and related strategies to achieve such goals and objectives, the financials concerns and challenges we face and significant experience in the management and operations of finance companies.

Laura V. Stack was named Chief Financial Officer, Treasurer and Secretary in June of 2007. Most recently, Ms. Stack was Director of Corporate Finance and previously held the position of controller for PFS. Ms. Stack joined PFS in 1999, after serving as Vice-President for a financial services firm with responsibilities for accounting, cash management, financial/regulatory reporting, consolidating-corporation budget and auditing.  Ms. Stack serves on the board of directors for the charitable organization, Friends of Alvin Ailey. As such, Ms. Stack has accounting experience and knowledge about public companies, the financial concerns and challenges faced in our industry, our regulatory environment and significant experience in financial reporting of finance companies to the SEC and our lenders.

Joseph B. Freeman is the Chief Operating Officer. He was named to that position, succeeding Mr. Holcom in July 2007 after holding the dual role of both Chief Strategy Officer and Chief Lending Officer.  He joined PFS in 2002 after serving as President of a successful Internet Marketing Company that helped clients align their marketing efforts with operations, ROI initiatives and strategic objectives. Mr. Freeman has considerable business experience in accounting, operations, consulting, and marketing. His community and philanthropic activities span a wide breadth of Kansas City organizations and universities. As such, Mr. Freeman has management and operational oversight experience of finance companies.  As a former manager for Deloitte, our registered accounting firm, he has accounting experience for public companies and understands the regulatory environment in which we operate.

Robert F. Hatcher is a member of the board of directors.  Mr. Hatcher is President and Chief Executive Officer of MidCountry.  Mr. Hatcher was the President of First Liberty Bank from 1988 until 1990 and President and Chief Executive Officer of that bank and its parent, First Liberty Financial Corp., from 1990 until its merger with BB&T in 1999. Prior to joining First Liberty, Mr. Hatcher served in various positions with Trust Company Bank (now SunTrust) for 27 years. He has been a director of MidCountry since 2002. Mr. Hatcher has management and financial experience as a chief executive officer of a financial services company. He also has oversight and corporate governance experience as a current member and former chairman of the Board of Regents of the University System of Georgia and a current and former director of various corporate and nonprofit entities.

Effective October 29, 2010, Thomas H. Holcom, Jr. assumed the position of Chairman of the PFS Board of Directors and remains the Chief Executive Officer and principal executive officer of PFS.  Mr. Holcom has, for succession purposes, resigned as President of PFS.  Also effective October 29, 2010, Joseph B. Freeman was elected as President of PFS and will continue to serve as Chief Operating Officer of PFS and as a member of the Board.

Director Compensation, Composition and Committees

We have no outside directors and do not pay separate compensation for serving as a director.

We are a wholly-owned subsidiary of MCFC. In view of this, the small size of our board of directors and that we do not have publicly traded equity securities that would be subject to exchange listing requirements, we do not have a separate standing nominating committee or compensation committee. The functions which are normally performed by those committees are performed by our board of directors as a whole. Our board has formed an audit committee, consisting of two members of our board of directors, Laura V. Stack and Joseph B. Freeman.  Ms. Stack has been appointed the chair of the audit committee and is an audit committee financial expert.  The designation of a person as an “audit committee financial expert”, within the meaning of the rules under Section 407 of the Sarbanes-Oxley Act of 2002, shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the audit committee, nor shall it decrease the duties and obligations of other audit committee members or the board. The audit committee does not have a separate charter.   In recognition of the expertise and experience of the audit committee of MCFC, our audit committee relies and expects to continue to rely heavily on MCFC’s audit committee in fulfilling the functions of an audit committee.  Our executive officers and directors are subject to our Code of Ethics, a copy of which may be obtained at no charge from us upon written request.

ITEM 11.               EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to each of our Principal Executive Officer (referred to in this CD&A as our “Chief Executive Officer”) and Principal Financial Officer (referred to in this CD&A as our “Chief Financial Officer”) and other executive officers for all services rendered by these officers in all capacities to us.  During the last completed fiscal year, our named executive officers and other executive officers have been employed by MBD.  The Chief Executive Officer provides less than 50% of his services to PFS.  The Chief Financial Officer provides over 50% of services to PFS.  The other executive officers provide less than 50% of services to us.  Other than our Chief Executive Officer and Chief Financial Officer, none of our executive officers earned or were paid or awarded compensation equal to or greater than $100,000 for services provided to us in any capacity.  Beginning on June 1, 2007, in connection with the Transaction, we have provided no compensation to any of our executive officers.  As disclosed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations,” we pay MBD various fees for services to us.  All compensation for the named and other executive officers is paid by MBD and determined by the Compensation Committee of MCFC (the “Compensation Committee”).

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

MCFC Compensation Committee’s Responsibilities

The board of directors of MCFC (the “Board”) established the Compensation Committee that is to be responsible for oversight of MCFC’s executive compensation program, including stock grants, to ensure that MBD and MCFC provide the appropriate motivation to retain the key executives and employees and achieve superior corporate performance and stockholder value. The Compensation Committee is responsible for all matters dealing with executive officers and director’s compensation including:  annual incentive plans, employment contracts for executive officers, restricted stock unit awards, and stock option awards for eligible employees.

The Compensation Committee is composed of four directors and meets approximately two times per year.  Reports of the Compensation Committee’s actions and recommendations are presented to the full Board after each meeting.  In September 2010, the Compensation Committee engaged CBIZ Human Capital Services (“CBIZ”), an independent executive compensation consultant, to advise it on compensation matters for executive officers based on information provided to CBIZ by MCFC’s management and CBIZ’s independent research.  A formal review of executive compensation is completed every two years by an independent executive compensation consultant.

Compensation Philosophy

MCFC is a privately held company and its primary concerns are improving shareholder value for its shareholders and meeting our obligations to our investment noteholders.  Accordingly, the guiding compensation philosophy of the Compensation Committee is to establish a compensation program that will enable the attraction, development, and retention of key executives and employees who are motivated to achieve excellent corporate performance, strong results of operations and cash flows and sustained long-term shareholder value.  Furthermore, the pay practices we have in place do not encourage employees to take inappropriate or excessive risks that would be potentially detrimental to our financial or operating results, our cash flow, our profits and the interests of our investment note holders.

Program Elements

Our executive compensation program is composed of base salary, annual incentive and long-term incentive compensation.  The following table outlines the total compensation earned by, paid and awarded to, our named executive officers for services provided to us in any capacity.

Summary Compensation Table

Name and Principal Position	Year	Salary	Annual Incentive (1)	Retention Bonus	Restricted Stock Awards	Option Awards	All Other Compensation (2)	Total Annual Compensation

Thomas H. Holcom Jr.
President and Chief Executive Officer	2010	$76,775	$64,479	$—	$14,768	$—	$—	$156,022
President and Chief Executive Officer	2009	$69,808	$40,838	$—	$13,218	$—	$—	$123,863
President and Chief Executive Officer	2008	$55,161	$34,789	$90,500	$12,832	$—	$24,332	$217,612

Laura V. Stack
Chief Financial Officer	2010	$82,130	$49,678	$—	$—	$—	$—	$131,808
Chief Financial Officer	2009	$78,591	$47,154	$—	$—	$—	$—	$125,745
Chief Financial Officer	2008	$73,661	$44,125	$45,000	$—	$—	$—	$162,787

(1) Annual incentives earned are paid in the subsequent fiscal year.

(2) All Other Compensation was less than $10,000 except for Mr. Holcom’s 2008 other compensation which was $24,332 and consisted of the following: Employer 401(k) matching contributions - $1,688, country club expenses - $21,250, employee supplemental retirement contribution - $844 and automobile allowance - $551.

Base Salary

The Compensation Committee sets base salaries after considering an individual’s responsibilities, experience and overall job performance.  In September 2010, the Compensation Committee reviewed the competitiveness of base compensation as compared to a third party peer group.  Base salaries for executive officers are targeted to the midpoint of the peer group.

The third party peer group of companies consists of:

Company Name	Ticker	Assets (000,000)	Total Revenues (000,000)	2009 Net Income (000,000)	Return on Equity	Return on Assets	Return on Sales
Advance America, Cash Advance Center	AEA	$446.15	$647.7	$54.2	25.49%	12.15%	8.37%
CardTronics, Inc.	CATM	$460.40	$493.4	$5.3	-182.47%	1.15%	1.07%
EZ Corp Inc - CLA	EZPW	$492.52	$597.5	$68.5	16.47%	13.90%	11.46%
First Cash Financial Services	FCFS	$256.29	$366.0	$41.9	19.70%	16.33%	11.44%
Green Dot Corp	GDOT	$123.27	$234.8	$37.2	340.45%	30.15%	15.83%
Nicholas Financial, Inc.	NICK	$214.14	$56.5	$10.9	11.15%	5.07%	19.24%
QC Holdings, Inc.	QCCO	$148.09	$220.6	$21.0	32.01%	14.17%	9.51%
Rewards Network, Inc.	DINE	$102.84	$108.6	$5.3	6.27%	5.18%	4.91%
White River Capital, Inc.	RVR	$140.96	$31.5	$4.9	4.91%	3.45%	15.46%
World Acceptance Corp	WRLD	$593.05	$438.7	$73.7	19.24%	12.42%	16.79%

All executive officers are eligible for an annual merit increase to base salary, effective January 1st, based primarily on performance of job responsibilities and accomplishment of predetermined performance objectives. Job accomplishments are measured by a written performance appraisal which includes evaluating the key responsibilities of the position using five levels of defined performance ratings culminating in an overall job performance rating. Our Chief Executive Officer evaluates our other executive officers’ performance. The Chief Executive Officer of MCFC evaluates our Chief Executive Officer’s performance.

Retention Bonus

Our named executive officers received a retention bonus in January 2008. These retention bonuses were paid 180 days after the close of the acquisition of PFS by MCFC.

Annual Incentive

MBD and MCFC provide our named executive officers with an annual opportunity to earn cash incentive awards through the Annual Incentive Plan (the “AIP”). Annual incentive compensation is paid in cash.  The Compensation Committee’s goal is to attain a combined base salary and annual incentive compensation to be that of the median to seventy-fifth percentile of the third party peer group identified above.

Incentive and Retention Plan Awards

	Threshold ($)	Target ($)	Maximum ($)
Thomas H. Holcom Jr.	$30,710	$46,065	$69,098

Laura V. Stack	$24,639	$36,958	$49,278

For 2010, Mr. Holcom’s annual incentive is based 40% on our operating earnings, 35% on the operating earnings of MCFC and 25% based on net charge-offs. To receive an incentive payment, the minimum performance objective must be achieved.

For 2010, Ms. Stack’s annual incentive is based 100% on our operating earnings combined with the operating earnings of MBD. To receive an incentive payment, the minimum performance objective must be achieved.

Long Term Incentive

MBD and MCFC provide our executive officers with a Long Term Incentive Plan (“LTIP”) that annually grants restricted stock to officers based on the earned annual cash incentive, if one is earned.  The restricted stock awards vest 40% on the third anniversary of the grant date, 30% on the fourth anniversary of the grant date and 30% on the fifth anniversary of the grant date.

The Compensation Committee reviews the third party peer group data provided by CBIZ to help it award long term incentives, which are competitive with our third party peer group.

Option Exercises and Restricted Stock Vested for 2010 and 2009

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas H. Holcom Jr.
May 31, 2010		$—	1,167	$6,535
December 1, 2009	11,250	$11,250	2,167	$8,233
May 31, 2009	—	$—	1,167	$10,616
December 1, 2008	8,750	$79,625	1,083	$11,916
May 31, 2008	6,250	$68,750	1,167	$12,832

Laura V. Stack
May 31, 2010	—	$—	—	$—
December 1, 2009	6,000	$39,900	—	$—

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

Conclusion

We are satisfied that the base salary, annual incentive plan and long-term incentive plan provided to our named executive officers by MBD and MCFC are structured to foster a performance-oriented culture.  They create strong alignment with the long-term best interests of our shareholders and noteholders.  Compensation levels are reasonable in light of services provided, executive performance, our performance and industry practices.  Furthermore, the pay practices we have in place do not encourage employees to take inappropriate or excessive risks that would be potentially detrimental to our financial or operating results, our cash flow, our profits and the interests of our investment note holders.

Potential Payments Upon Termination

Assuming the employment of our named executive officer were to be terminated by the company without cause or by such executive with good reason as of September 30, 2010, the following individual would be entitled to payments as stipulated in the terms of his signed Employment Agreement.

Severance Benefits

	Base Salary	Unvested Equity Comp	Benefits	Total
Thomas H. Holcom Jr.	$76,775	$—	$—	$76,775

No severance payment is provided for any of the executive officers in the event of death, disability or retirement.

Assuming the employment of our named executive officers were to be terminated due to death, disability or retirement after attaining age 65, restricted stock unit awards would automatically vest.  If employment of the named executive officer is terminated because of death or disability, stock options may be exercised to the extent exercisable on the termination date.  In the case of retirement after attaining age 65, stock options would become fully vested on the termination date.  Upon all other terminations, the amounts in the AIP and LTIP would be forfeited.

REPORT OF THE COMPENSATION COMMITTEE

MCFC’s Compensation Committee serves as our Compensation Committee and has reviewed and discussed the Compensation Discussion and Analysis presented above with management.  Based on that review and discussion, the Compensation Committee has recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By the Compensation Committee:  Sherry Kellett, James Clayton and William Underwood.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are set forth in the preceding section.  During the past three fiscal years, none of our executive officers served on our Compensation Committee or any compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on our Compensation Committee.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2010, MCFC, a Georgia corporation, owns one share of our common stock, which constitutes our only outstanding and issued share of common stock. We have no other class of capital stock authorized.  The address of MCFC is 201 Second Street, Suite 950 (31201), P.O. Box 4164, Macon, Georgia 31208.  MCFC has sole voting and investment power with respect to the share of our common stock set forth above.  Neither our director nor any of our executive officers own any shares of our common stock.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Chief Executive Officer, Thomas H. Holcom, Jr., and certain immediate family members own investment notes issued by us.  Amounts held by these related parties totaled $554,074 and $3,720 at September 30, 2010 and 2009 respectively.  These investment notes will mature in 2011 and 2012, and bear a weighted average interest rate of 7.81% (See Note 7 to the consolidated financial statements).

We entered into a LSMS Agreement with MBD in June 2009.  Under the LSMS Agreement, we buy certain military loans that MBD originates and receives management and record keeping services.  Total loans purchased from MBD, pursuant to the LSMS Agreement were $240,871,321 and $225,538,247 for fiscal 2010 and 2009, respectively.  Total expenses paid to MBD, for services received for management and record keeping services pursuant to the LSMS Agreement were $39,955,918 and $37,446,150 for fiscal 2010 and 2009, respectively.

Policies and Procedures.

Our audit committee, with the assistance of the audit committee of the MCFC Board, reviews, approves or ratifies any related party transactions.  The review includes the nature of the relationship, the materiality of the transaction, the related person’s interest in the transaction and position, the benefit to us and the related party, and the effect on the related person’s willingness or ability in making such determination to properly perform their duties here.

Director Independence.

Our Board consists of the following four persons: Thomas H. Holcom, Laura V. Stack, Joseph B. Freeman and Robert F. Hatcher.  As each of these individuals is an executive officer of PFS or an executive officer of our parent, our Board has determined that none of these individuals are independent, as the term is defined under the listing standards of the NASDAQ Global Select Market. Our only outstanding share of common stock is held by MCFC and neither our common stock nor investment notes are listed on any national exchange stock. None of the members of our Board sit on the board of directors of any public company.

MCFC Audit Committee Member Relationship.

Stephen G. Rutledge is an ex-officio member of the MCFC audit committee.  He is an Executive Vice President of Alfa Mutual Insurance Company.  Alfa Mutual Insurance Company, together with its affiliate Alfa Mutual Fire Insurance Company (collectively, the “Alfa Group”), own more than five percent (5%) of the outstanding voting stock of our parent, MCFC.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Report of the Audit Committee

In fulfilling its oversight responsibilities, our audit committee, with the assistance of the audit committee of the MCFC Board, reviewed and discussed the audited consolidated financial statements for fiscal year 2010 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, our audit committee, with the assistance of the audit committee of the MCFC Board, discussed with our independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) AU380.

Our audit committee, with the assistance of the audit committee of the MCFC Board, has received from our independent registered public accounting firm written disclosures and a letter concerning their independence from us, as required by Ethics and Independence Rule 3526, “Communication with Audit Committees Concerning Independence.” These disclosures have been reviewed by our audit committee, with the assistance of the audit committee of the MCFC Board, and discussed with our independent registered public accounting firm. Our audit committee, with the assistance of the audit committee of the MCFC Board, has considered whether audit-related and non-audit related services provided by our independent registered public accounting firm to the Company are compatible with maintaining the auditors’ independence and has discussed with the auditors their independence.

Based on these reviews and discussions, our audit committee, with the assistance of the audit committee of the MCFC Board, has recommended that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended September 30, 2010 for filing with the U.S. Securities and Exchange Commission.

By the audit committee:

/s/ Laura V. Stack
Laura V. Stack

/s/ Joseph B. Freeman
Joseph B. Freeman

Audit Fees

Deloitte & Touche LLP, or DT, has been engaged to perform the audit of the financials for the fiscal year ended September 30, 2010 and 2009.  The aggregate fees DT billed for professional services rendered in fiscal years 2010 and 2009 were approximately $251,160 and $267,120, respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2010 and 2009 by DT, which are not reported under “Audit Fees” above, were approximately $17,000 and $24,000, respectively.  These fees were primarily for out-of-pocket expenses.

Tax Fees

The aggregate fees billed for tax services rendered in fiscal year 2010 by DT were $79,554.  The aggregate fees billed for tax services rendered in fiscal year 2010 and 2009 by PricewaterhouseCoopers LLP were approximately $8,624 and $157,634, respectively.  These fees were primarily for preparation of federal and state tax returns.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations, warranties and covenants by the parties and other factual information about us, MBD or MCFC or their respective businesses or operations.  . These representations, warranties covenants and other factual statements (i) have been made solely for the benefit of the other party or parties to such agreements; (ii) were made only as of the date of such agreements or such other date(s) as expressly set forth in such agreements and are subject to more recent developments, which may not be fully reflected our public disclosure, (iii) may have been subject to qualifications with respect to materiality, knowledge and other matters, which qualifications modify, qualify and create exceptions to the representations, warranties and covenants in the Agreements, (iv) may be qualified by disclosures made to such other party or parties in connection with signing such agreements, which disclosures contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants in the Agreements, (v)  have been made to reflect the allocation of risk among the parties to such agreements rather than establishing matters as facts, and (vi) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations, warranties, covenants and statements of act should not be relied upon by investors as they may not describe our actual state of affairs as of September 30, 2010 or as of the date of filing this Annual Report on Form 10-K.

The following documents are filed as exhibits to this annual report:

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated December 28, 2009).
3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated December 28, 2009).
3.3	Second Amended and Restated By-Laws of the Company dated October 29, 2010.
4.1

Second Amended and Restated Indenture dated as of December 29, 2009 (incorporated by reference to Exhibit 4.1 of the Registration on Form S-1 filed with the Securities and Exchange Commission on December 31, 2009 (the “2009 Registration Statement”)).

4.2	Form of investment note certificate (incorporated by reference to Exhibit 4.2 of the 2009 Registration Statement).
4.3

Secured Senior Lending Agreement dated as of June 12, 2009 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated June 18, 2009).

4.4

Amendment No. 1 to Secured Senior Lending Agreement dated as of July 27, 2009 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.5 of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.5

Amendment No. 2 to Secured Senior Lending Agreement dated as of March 29, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.6 of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.6

Amendment No. 3 to Secured Senior Lending Agreement dated as of March 31, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.7 of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.7

Amendment No. 4 to Secured Senior Lending Agreement dated as of May 24, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.8 of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.8

Amendment No. 5 to Secured Senior Lending Agreement dated as of June 25, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.9 of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.9

Amendment No. 6 to Secured Senior Lending Agreement dated as of June 28, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.10 of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.10

Amendment No. 7 to Secured Senior Lending Agreement dated as of June 30, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.11of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.11

Negative Pledge Agreement dated as of June 12, 2009, between MidCountry Financial Corp. and UMB Bank, N.A., as agent (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated June 18, 2009).

10.1

Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, as amended, filed with the Securities Exchange Commission on February 18, 2003).

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

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009).
31.1	Certificate of the Chief Executive Officer of Pioneer Financial Services, Inc. dated November 30, 2010, for the Annual Report on Form 10-K for the year ended September 30, 2010.
31.2	Certificate of the Chief Financial Officer of Pioneer Financial Services, Inc. dated November 30, 2010, for the Annual Report on Form 10-K for the year ended September 30, 2010.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer of Pioneer Financial Services, Inc. dated November 30, 2010.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer of Pioneer Financial Services, Inc. dated November 30, 2010.

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

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer and Director	November 30, 2010
Thomas H. Holcom, Jr.	(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	November 30, 2010
Laura V. Stack	Treasurer, Asst. Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Joseph B. Freeman	Chief Operating Officer, President and	November 30, 2010
Joseph B. Freeman	Director

/s/ Robert F. Hatcher	Director	November 30, 2010
Robert F. Hatcher