Form 10-Q
period 2010-12-31
PIONEER FINANCIAL SERVICES INC
filed 2011-02-14
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2011
Common Stock, no par value	One Share

As of February 14, 2011, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

December 31, 2010

PART II OTHER INFORMATION

1.	Legal Proceedings	27

2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

6.	Exhibits	28

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Balance Sheets

As of December 31, 2010 and September 30, 2010

(unaudited)

	December 31,	September 30,
	2010	2010
ASSETS
Cash and cash equivalents - non-restricted	$2,683,035	$1,938,610
Cash and cash equivalents - restricted	716,516	669,391
Investments - restricted	5,925,111	6,009,301
Investments - non-restricted	1,188,749	1,442,734

Net finance receivables	333,662,732	329,957,394

Furniture and equipment, net	180,138	195,731
Deferred income tax asset	6,333,291	5,893,101
Prepaid and other assets	2,592,278	6,201,345
Deferred acquisition costs	5,154,991	4,608,299
Goodwill	31,474,280	31,474,280
Intangibles, net	9,970,400	10,713,800

Total assets	$399,881,521	$399,103,986

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$800,000	$21,373,000
Subordinated debt - parent	10,400,000	11,900,000
Accounts payable	1,202,242	1,376,242
Accrued expenses and other liabilities	9,253,182	7,226,758
Amortizing term notes	216,776,705	210,667,743
Investment notes	52,877,941	40,028,349

Total liabilities	291,310,070	292,572,092

Commitments and contingencies (see Note 7)

Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	119,363	167,680
Retained earnings	22,057,888	19,970,014

Total stockholder’s equity	108,571,451	106,531,894

Total liabilities and stockholder’s equity	$399,881,521	$399,103,986

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Operations

For the three months ended December 31, 2010 and 2009

(unaudited)

	Three Months Ended
	December 31,
	2010	2009

Interest income and fees	$28,741,304	$26,455,091

Interest expense	4,745,687	4,572,463

Net interest income before provision for credit losses	23,995,617	21,882,628
Provision for credit losses	6,795,013	5,610,651
Net interest income	17,200,604	16,271,977

Noninterest income:
Debt protection, insurance earned and other income	1,699,930	1,453,750
Total noninterest income	1,699,930	1,453,750

Noninterest expense:
Management and recordkeeping services fees	9,813,825	9,247,223
Professional and regulatory fees	279,849	351,269
Amortization of intangibles	743,400	922,800
Other operating expenses	1,065,616	949,010
Total noninterest expense	11,902,690	11,470,302

Income before income taxes	6,997,844	6,255,425
Provision for income taxes	2,659,255	2,345,786
Net income	$4,338,589	$3,909,639

Net income per share, basic and diluted	$4,338,589	$3,909,639

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the three months ended December 31, 2010 and

year ended September 30, 2010

(unaudited)

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income
Balance, September 30, 2009	$100,487,092	$86,394,200	$13,968,509	$124,383
Comprehensive income:
Net income	16,562,227	—	16,562,227	—
Unrealized gain on investments, net of tax of $66,976	43,297	—	—	43,297
Total comprehensive income	16,605,524	86,394,200	30,530,736	167,680

Dividend paid to parent	(10,560,722)	—	(10,560,722)	—

Balance, September 30, 2010	$106,531,894	$86,394,200	$19,970,014	$167,680

Comprehensive income:
Net income	4,338,589	—	4,338,589	—
Unrealized loss on investments, net of tax of $64,272	(48,317)	—	—	(48,317)
Total comprehensive income	4,290,272	—	4,338,589	(48,317)

Dividend paid to parent	(2,250,715)	—	(2,250,715)	—
Balance, December 31, 2010	$108,571,451	$86,394,200	$22,057,888	$119,363

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the three months ended December 31, 2010 and 2009

(unaudited)

	Three Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,338,589	$3,909,639
Items not requiring (providing) cash:
Provision for credit losses on finance receivables	6,795,013	5,610,651
Depreciation and amortization	748,701	1,002,494
Deferred income taxes	(530,479)	303,447
Interest accrued on investment notes	434,087	430,377
Changes in:
Accounts payable and accrued expenses	1,767,426	909,027
Deferred acquisition fees - net	(546,692)	805,598
Unearned fee and premium reserves	(1,691,858)	(35,774)
Prepaids and other assets	3,589,211	592,920

Net cash provided by operating activities	14,903,998	13,528,379

Cash flows from investing activities:
Finance receivables purchased from affiliate	(73,858,828)	(59,267,425)
Finance receivables purchased from retail merchants	(8,092,122)	(11,372,037)
Finance receivables repaid	73,142,458	59,124,411
Capital expenditures	(16,200)	(1,350)
Change in restricted cash	(47,125)	(527,300)
Investments purchased - restricted	—	(399,154)
Investments matured - restricted	400,000	810,000

Net cash used in investing activities	(8,471,817)	(11,632,855)

Cash flows from financing activities:
Net (repayments)/borrowings under lines of credit	(20,573,000)	5,352,416
Proceeds from borrowings	42,750,481	43,057,032
Repayment of borrowings	(25,614,522)	(42,240,861)
Dividends paid to parent	(2,250,715)	(4,668,277)

Net cash (used in) provided by financing activities	(5,687,756)	1,500,310

Net increase in cash and equivalents	744,425	3,395,834

Cash and cash equivalents Beginning of period	1,938,610	3,311,478

Cash and cash equivalents End of period	$2,683,035	$6,707,312

Additional cash flow information:
Interest paid	$4,036,136	$4,064,345
Income taxes paid	$1,255,485	$202,265

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2010 and 2009 and as of September 30, 2010

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

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from the Military Banking Division (“MBD”) of MidCountry Bank, a federally chartered stock savings bank and wholly owned subsidiary of MCFC (“MCB”). These receivables represent loans exclusively to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We also purchase finance receivables from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.

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

Information with respect to December 31, 2010 and 2009, and the periods then ended, have not been audited by our independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations.  The results of operations for the three months ended December 31, 2010 and 2009 are not necessarily indicative of results to be expected for the entire fiscal year.  The condensed consolidated balance sheet as of September 30, 2010 and statement of stockholder’s equity for the year ended September 30, 2010 have been derived from the audited consolidated balance sheet and statement of stockholder’s equity. All the information in these condensed financial statements should be considered in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the first quarter of 2011, we purchased $123.3 million military loans from MBD compared to $93.4 million during the first quarter of 2010.  We acquired $8.6 million retail installment contracts during the first quarter of 2011 compared to $11.8 million during the first quarter of 2010.  We have not sold any finance receivables in the first quarter of 2011; we do not sell finance receivables in the normal course of business. Our finance receivables are disaggregated as military loans and retail installment contracts.

Finance receivables as of December 31, 2010 and September 30, 2010, consisted of the following:

	As of	As of
	December 31,	September 30,
	2010	2010

Military receivables/loans	$365,721,853	$344,108,417
Retail installment contracts	41,316,842	42,932,469

Total finance receivables	407,038,696	387,040,886

Prepaid customer payments (1)	(11,881,319)	—
Net deferred loan fees and dealer discounts	(21,920,102)	(20,294,073)
Unearned insurance premium reserves	(13,331,094)	(11,639,237)
Insurance claims and policy reserves	(1,097,192)	(653,926)

Finance receivables - net of unearned fees, prepaids and premiums	358,808,987	354,453,650

Allowance for credit losses	(25,146,255)	(24,496,256)

Net finance receivables	$333,662,732	$329,957,394

(1) Prepaid customer payments consist of principal amount due on January 1, 2011 which was received and applied on December 30, 2010.

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. Our portfolio consists of a large number of relatively small, homogenous accounts.  No account is large enough to warrant individual evaluation for impairment. For purposes of determining the allowance for loan losses, the Company has segmented the loan portfolio by military loans and retail installment contracts.

The allowance for credit losses for military loans and retail installment contracts is maintained at an amount that management considers sufficient to cover estimated future losses.  The Company’s allowance for loan losses is sensitive to risk ratings assigned to evaluated segments and economic assumptions and delinquency trends driving statistically modeled reserves. We consider numerous qualitative and quantitative factors in estimating losses in our finance receivable portfolio, including the following:

•                  Prior credit losses and recovery experience

•                  Current economic conditions

•                  Current finance receivable delinquency trends

•                  Demographics of the current finance receivable portfolio

We also use internally developed and vendor supplied data in this process. We utilize a statistical model based on potential credit risk trends, growth rate and charge off data when incorporating both historical and prospective factors to estimate losses. These results and management’s judgment are used to project future losses and to establish the allowance for credit losses for each segment of our finance receivables.

There is uncertainty inherent in these estimates, making it possible that they could change in the near term. In the first quarter of 2011 we did not have a change in our allowance methodology.

As part of the on-going monitoring of the credit quality of the Company’s entire loan portfolio, management tracks certain credit quality indicators of our customers including trends related to (i) net charge-offs,  (ii) non-performing loans (iii) rank of service member.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the period presented:

	For the Three Months Ended			For the Three Months Ended
	December 31, 2010			December 31, 2009
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$22,764	$1,732	$24,496	$23,902	$719	$24,621
Finance receivables charged-off	(6,568)	(506)	(7,074)	(6,199)	(186)	(6,385)
Recoveries	835	94	929	708	66	774
Provision	6,748	47	6,795	5,447	164	5,611
Balance, end of period	23,779	1,367	25,146	23,858	763	24,621

Finance receivables	365,722	41,317	407,039	323,335	47,108	370,443
Evaluated for impairment	(23,773)	(1,373)	(25,146)	(23,902)	(719)	(24,621)
Balance net of allowance	$341,949	$39,944	$381,893	$299,433	$46,389	$345,822

The accrual of interest income is suspended when a full payment on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds an amount equal to 60 days of interest charges. As of December 31, 2010, we had $7.8 million in military loans and $1.2 million in retail installment contracts that were not accruing interest compared to $6.4 million in military loans and $1.6 in retail installment contracts as of December 31, 2009.  We do not have finance receivables greater than 90 days past due accruing interest as of December 31, 2010 or December 31, 2009.  The accrual of interest is resumed when a full payment (95% or more of the contracted payment amount) is received.  Nonperforming assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days.  We consider a loan impaired after 180 days of past due and is removed from our finance receivables portfolio.  We do not restructure troubled debt as a form of curing delinquencies.

As of December 31, 2010, the past due finance receivables are as follows:

	Age Analysis of Past Due Financing Receivables
	As of December 31, 2010
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Consumer Loans:
Consumer - Military Loans	$4,253	$7,776	$12,029	$341,664	$365,722
Consumer - Retail
Installment Contracts	512	1,176	1,688	$37,941	41,317
Total	$4,765	$8,952	$13,717	$379,605	$407,039

Additionally, MBD uses our underwriting criteria, which was developed from our past customer credit repayment experience and is periodically evaluated based on current portfolio performance.  These criteria require the following:

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

MBD also examines the individual’s debt to income ratio, discretionary income, military rank, time served in the military and prior credit experience when evaluating the creditworthiness of potential customers. These indicators are used to help minimize the risk of unwillingness or inability to repay for both military loans and retail installment contracts.  These guidelines were developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  Loan repayment terms are generally structured to repay the entire loan prior to the customer’s estimated separation from the military.

NOTE 3:  GOODWILL AND INTANGIBLES

In connection with the Transaction, MCFC paid the shareholders of Pioneer Financial Industries (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC was also required to pay the Sellers an additional $5 million in contingent payments, of which $4 million was contributed to us and $1 million to MBD.  The final contingent payment was made on March 31, 2009.  The total purchase price was $90,229,762.

The fair value assigned to intangible assets acquired and assumed liabilities is supported by valuations using estimates and assumptions provided by management.

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets at December 31, 2010 and September 30, 2010 are as follows:

	As of December 31, 2010			As of September 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(6,933,044)	$4,066,956	$11,000,000	$(6,600,944)	$4,399,056
Agent relationships	700,000	(391,268)	308,732	700,000	(369,368)	330,632
Vendor relationships	1,700,000	(948,508)	751,492	1,700,000	(894,808)	805,192
Trade name	7,000,000	(3,099,408)	3,900,592	7,000,000	(2,907,708)	4,092,292
Technology	4,000,000	(3,057,372)	942,628	4,000,000	(2,913,372)	1,086,628
Valuation of business acquired - unearned premium	1,600,000	(1,600,000)	—	1,600,000	(1,600,000)	—

Total amortizable intangibles	$26,000,000	$(16,029,600)	$9,970,400	$26,000,000	$(15,286,200)	$10,713,800

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill at September 30, 2010, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairments of amortizable intangible assets as of December 31, 2010.

NOTE 4: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of one share for the three months ended December 31, 2010.  There are no potentially dilutive securities issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

We entered into an amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD in June 2009.  Under the LSMS Agreement, we buy certain military loans that MBD originates and receive management and recordkeeping services.  Total loans purchased from MBD (net of noncash items), pursuant to the LSMS Agreement were $73.9 million and $59.3 million for the first quarter of fiscal 2011 and 2010, respectively.  Total expenses paid to MBD for services received for management and record keeping services pursuant to the LSMS agreement were $11.7 million and $11.0 million in the first quarter of fiscal 2011 and 2010, respectively.  Management fee expense paid to MBD totaled $9.8 million and $9.2 million for the first quarter of fiscal 2011 and fiscal 2010, respectively.  During the first quarter of 2011, we paid down our parent company debt by $1.5 million.  As of December 31, 2010, the principal balance outstanding on our parent company debt was $10.4 million.  See further discussion in the section entitled “Borrowings”.

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

	As of December 31, 2010		As of September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$2,683,035	$2,683,035	$1,938,610	$1,938,610
Cash and cash equivalents - restricted	716,516	716,516	669,391	669,391
Investment securities - restricted	5,925,111	5,925,111	6,009,301	6,009,301
Investment securities - non-restricted	1,188,749	1,188,749	1,442,734	1,442,734
Finance receivables	333,662,732	333,174,286	329,957,394	329,957,394

Financial liabilities:
Revolving credit line	$800,000	$800,000	$21,373,000	$21,373,000
Amortizing term notes	216,776,705	220,909,311	210,667,743	212,024,554
Investment notes	52,877,941	51,622,218	40,028,349	38,565,892
Revolving subordinated parent debt	10,400,000	10,400,000	11,900,000	11,900,000

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

As of December 31, 2010 and September 30, 2010 our restricted investments were $5.9 million and $6.0 million, respectively, which are classified as Level 1.

We record our restricted investments at fair market value.  The following table represents our restricted investments as of December 31, 2010 and September 30, 2010:

	As of December 31, 2010				As of September 30, 2010
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses) (1)	Market Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Restricted Investments:
Government Bonds	$5,741,476	$183,635	$—	$5,925,111	$5,751,333	$259,935	$(1,967)	$6,009,301

(1) The net unrealized gain on investments of $183,635 net of tax of $64,272 represents the accumulated other comprehensive income of $119,363.

In the first quarter of 2011, we did not recognize any material realized gains or losses on investments. As of December 31, 2010, there were no unrealized losses present.  As of September 30, 2010, none of the investments with unrealized losses were determined to be other than temporarily impaired and none of those investments have unrealized losses for more than one year.

NOTE 7:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2011 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note .  As of December 31, 2010, we could request up to $65.3 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of December 31, 2010, the lenders have indicated a willingness to participate in fundings up to an aggregate of $298.0 million during the next 12 months, including $232.7 million that is currently outstanding. Included in this amount are borrowings of $28.7 million from withdrawing banks that previously participated in the SLA or SSLA. On December 30, 2010, we received the January 1, 2011, allotment payments of $15.1 million. These funds were used to pay down the revolving line of credit and are not taken into consideration when presenting the $232.7 million that is currently outstanding.

In the third quarter of fiscal year 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not having voting rights under the SSLA as “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of December 31, 2010, the principal balance outstanding to non-voting banks under the SSLA was $33.2 million.

Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 6.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average, aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the quarter ended December 31, 2010, we paid our lenders $0.2 million in uncommitted availability fees.

Substantially all of our assets secure the debt under the SSLA.  The SSLA also limits, among other things, our ability to (1) incur additional debt from the lenders beyond that allowed by specific financial ratios and tests, (2) borrow or incur other additional debt except as permitted in the SSLA, (3) pledge assets, (4) pay dividends, (5) consummate certain asset sales and dispositions, (6) merge, consolidate or enter into a business combination with any other person, (7) pay to MCFC service charge fees each year except as provided in the SSLA, (8) purchase, redeem, retire or otherwise acquire any of our outstanding equity interests, (9) issue additional equity interests, (10) guarantee the debt of others without reasonable compensation and only in the ordinary course of business or (11) enter into management agreements with our affiliates.

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables unless otherwise required by generally accepted accounting principles (“GAAP”), (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated net receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required may be distributed as a dividend.  As of December 31, 2010, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

Subordinated Debt - Parent

In fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of December 31, 2010, the outstanding balance was $10.4 million.  We expect to receive no additional borrowings from the parent during the next 12 months and may repay a portion of this balance.

Maturities

The following table represents outstanding obligations of our current SSLA lenders and banks that are not participating in our current SSLA listed within as withdrawing banks as of December 31, 2010:

	Amortizing Notes	Amortizing Notes	Amortizing Notes
	SSLA Lenders	Non-Voting Banks	Withdrawing Banks	Total
2011	$48,820,447	$7,853,921	$13,856,088	$70,530,456
2012	56,025,631	8,495,108	12,667,229	77,187,968
2013	35,464,026	9,041,529	2,184,316	46,689,871
2014	13,328,033	7,685,418	—	21,013,451
2015	1,190,981	163,978	—	1,354,959
Thereafter	—	—	—	—
Total	$154,829,118	$33,239,954	$28,707,633	$216,776,705

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $52.9 million, which includes a $0.5 million purchase adjustment at December 31, 2010, and $40.0 million, which includes a $0.5 million purchase adjustment at September 30, 2010.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $48,581 and $35,324, with a weighted interest rate of 9.35% and 9.52% at December 31, 2010 and 2009, respectively.

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (Amendment No. 1) (File No. 333-164109) registering $25 million of investment notes (“2010 Registration Statement”).  We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010.  We began offering these investment notes on January 22, 2010.  As of December 31, 2010, we issued 235 investment notes in conjunction with this offering with an aggregate value of $21.1 million.

NOTE 8: SUBSEQUENT EVENTS

On January 28, 2011, the SEC declared our post effective amendment to the 2010 Registration Statement (File No. 333-164109) effective with the related Offering expected to terminate on January 28, 2013, unless terminated earlier at our discretion.  The SEC also declared effective a new registration statement on Form S-1 (File No. 333-171745) (“2011 Registration Statement”) under which along with the accompanying prospectus, we registered and are offering an additional $50 million in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements include statements regarding our management’s intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our annual report on Form 10-K for the period ended September 30, 2010 (“annual report”) under Part I— Item 1A—Risk Factors.  Other factors not identified herein could also have such an effect.  If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation.  When considering forward-looking statements keep these risk factors in mind.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  We purchase consumer loans, on a worldwide basis, made exclusively to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We purchase primarily from two different types of sources.  Our largest source of military loans is the Military Banking Division (“MBD”) of MidCountry Bank, a federally chartered stock savings bank and wholly owned subsidiary of MCFC (“MCB”), an affiliate who originates military loans through a network of loan production offices and via the Internet. Military families use these loan proceeds to purchase goods and services.  On June 12, 2009, we entered into an Amended and Restated Non-Recourse Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD that outlines the terms of the sale and servicing of these loans.  We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We plan to hold these military loans and retail installment contracts until repaid.

Our finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the first quarter of fiscal 2011, the average size of a loan when purchased was approximately $3,404.  A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

For the loans we purchase, MBD uses our proprietary underwriting guidelines and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, MBD primarily examines the individual’s debt to income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from that discretionary income.  In general, the majority of finance receivables we own are under $10,000, repayable in equal monthly installments and have terms no longer than 48 months.  Loan repayment terms are generally structured to repay the entire loan prior to the customer’s estimated separation from the military. However, when we purchase loans from MBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events could occur that result in not being repaid prior to a customer’s departure from the military.

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

As a customer service, we consider purchasing a new loan from MBD that includes a refinanced portion if the existing borrower has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 27.5% of the amount of military loans we purchased in the first quarter of fiscal 2011 were refinancings of outstanding loans compared to 28.9% during the first quarter of fiscal 2010.

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

Retail Installment Contracts.  We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 305 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts generally have maximum terms of 48 months.

Management and Recordkeeping Services

We have retained MBD to provide management and recordkeeping services.  MBD services our finance receivables in the same manner we did prior to the Transaction. For these management and recordkeeping services, we pay MBD a monthly fee in an amount equal to 0.7% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and insufficient funds fees, associated with these loans and retail installment contracts.  For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.

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

During the second quarter of fiscal 2010, MBD began offering a debt protection product to our customers.  During the third quarter of fiscal 2010, this product replaced the credit insurance products we previously offered to customers.  If our customers are killed, injured, become ill among other events, including during war, our subsidiary will have payment obligations.  The liability we establish for possible losses related to our reinsurance and debt protection operations and the corresponding charges to our income to maintain this amount are actuarially evaluated and we consider this amount adequate.

Finance Receivables

Our finance receivables are comprised of military loans and retail installment contracts.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	As of	As of
	December 31,	September 30,
	2010	2010
	(dollars in thousands, except average note balance)
Finance receivables:
Total finance receivables balance	$407,039	$387,041
Average note balance	$2,586	$2,533
Total number of notes	157,405	152,788

Military loans:
Total military receivables	$365,722	$344,108
Percent of total finance receivables	89.85%	88.91%
Average note balance	$2,770	$2,700
Number of notes	132,043	127,448

Retail installment contracts:
Total retail installment contract receivables	$41,317	$42,933
Percent of total finance receivables	10.15%	11.09%
Average note balance	$1,629	$1,694
Number of notes	25,362	25,340

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended
	December 31,
	2010	2009
	(dollars in thousands)
Total finance receivables balance	$407,039	$370,443

Average total finance receivables (1)	$398,726	$368,238

Average interest bearing liabilities (1)	$284,675	$279,023

Total interest income and fees	$28,741	$26,455

Total interest expense	$4,746	$4,572

(1)  Averages are computed using month-end balances.

Results of Operations and Financial Condition

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Total Finance Receivables.  Our aggregate finance receivables increased 9.9% or $36.6 million, to $407.0 million on December 31, 2010 from $370.4 million on December 31, 2009.  We increased our loan acquisitions from MBD and retailers by 25.3% or $26.6 million during the first quarter of fiscal 2011 over the same period in fiscal 2010. This increase is primarily due to an increase in available capital.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 94.4% of our total revenue for the first quarter of fiscal 2011 compared to 94.8% for the first quarter of fiscal year 2010. Interest income and fees increased to $28.7 million in the first quarter of fiscal 2011 from $26.5 million for the first quarter of fiscal year 2010, an increase of $2.2 million, or 8.6%.  This increase was primarily due to an increase in aggregate average finance receivables of 9.9%.

Interest Expense.  Interest expense in the first quarter of 2011 increased to $4.7 million compared to $4.6 million for the same period in 2010.  This has remained steady compared to the first quarter of fiscal 2010 due to consistent balances in our average interest bearing liabilities.

Provision for Credit Losses.  The provision for credit losses in the first quarter of fiscal 2011 increased to $6.8 million from $5.6 million in the first quarter of fiscal 2010, an increase of $1.2 million.  The net charge off ratio remained consistent at 6.2% for the first quarter 2011 compared to 6.1% for the same period in 2010.

Noninterest Income.  Noninterest income consists of revenue from credit reinsurance premiums and debt protection fees, which was $1.7 million in the first quarter of fiscal 2011 compared to $1.5 million of credit reinsurance premiums in the first quarter fiscal 2010.

Noninterest Expense.  Noninterest expense in the first quarter of fiscal 2011 was $11.9 million compared to $11.4 million for the first quarter of fiscal 2010.  Management and recordkeeping services fees in the first quarter of fiscal 2011 increased by $0.6 million or 6.1% from the first three months of fiscal 2010 due to an increase in our purchase of finance receivables upon which this fee is based.

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

	As of	As of	As of
	December 31,	September 30,	December 31,
	2010	2010	2009
	(dollars in thousands)
Total finance receivables	$407,039	$387,041	$370,443
Total finance receivables balances 60 days or more past due	13,717	11,857	11,960
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	3.37%	3.06%	3.23%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover estimated future losses. We utilize a statistical model based on potential credit risk trends incorporating both historical and prospective factors to estimate losses.  These results and management’s judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.  See our annual report “Item 1A. Risk Factors — If a customer leaves the military prior to repaying the military loan, there is an increased risk that loan will not be repaid.”

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

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended
	December 31,
	2010	2009
	(dollars in thousands)

Military receivables charged-off	$6,568	$6,200
Less recoveries	835	709
Net charge-offs	$5,733	$5,491
Average military receivables (1)	$356,456	$321,962
Percentage of net charge-offs to average military receivables	6.43%	6.82%

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

Our allowance for credit losses is charged off to the extent that the loss on any individual retail installment contract exceeds the retail merchant’s aggregate reserve account at the time of the loss.

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended
	December 31,
	2010	2009
	(dollars in thousands)

Retail contracts charged-off	$506	$184
Less recoveries	94	65
Net charge-offs	$412	$119
Average retail installment contact receivables (1)	$42,271	$46,276
Percentage of net charge-offs to average retail installment contract receivables	3.90%	1.02%

(1) Averages are computed using month-end balances.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended
	December 31,
	2010	2009
	(dollars in thousands)
Average total finance receivables (1)	$398,726	$368,238
Provision for credit losses	$6,795	$5,611
Net charge-offs	$6,145	$5,611
Net charge-offs as a percentage of average total finance receivables	6.16%	6.09%
Allowance for credit losses	$25,146	$24,621
Allowance as a percentage of average total finance receivables	6.31%	6.69%

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	For the Three Months Ended
	December 31,
	2010	2009

Balance, beginning of period	$24,496	$24,621
Finance receivables charged-off	(7,074)	(6,385)
Recoveries	929	774
Net charge-offs	(6,145)	(5,611)
Provision for credit losses	6,795	5,611
Balance, end of period	$25,146	$24,621

Loan Acquisition

Asset growth is the most important factor in determining our future revenues.  In connection with purchasing the loans, we pay MBD a fee in the amount of $30.00 for each military consumer loan originated by MBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in MBD’s deferred acquisition cost analysis.  Our loan acquisitions increased for the first three months of fiscal 2011 to $131.9 million from $105.2 million in the first three months of fiscal year 2010.

The following table sets forth our overall purchases of military loans and retail installment contracts as of the end of the periods presented:

	Three Months Ended
	December 31,
	2010	2009
	(dollars in thousands)
Total loans acquired:
Gross balance	$131,860	$105,221
Number of finance receivable notes	38,740	32,733
Average note amount	$3,404	$3,215

Military loans:
Gross balance	$123,254	$93,388
Number of finance receivable notes	35,215	28,193
Average note amount	$3,500	$3,312

Retail installment contracts:
Gross balance	$8,606	$11,833
Number of finance receivable notes	3,525	4,540
Average note amount	$2,441	$2,606

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  This amount is generally cash used in investing activities.  Cash used in investing activities in the first three months of fiscal 2011 was approximately $8.5 million and cash used in financing activities was $5.7 million, which was funded from $14.9 million in operating activities.  Cash used in investing activities in the first three months of fiscal 2010 was approximately $11.6 million, which was funded by operating activities of $13.5 million and financing activities of $1.5 million.  Cash used in financing activities in the first three months of 2011 increased by $7.2 million when compared to the first three months of fiscal year 2010, which is primarily the result of a $25.9 million increase in the net change under lines of credit due to the access of early customer payments in December 2010 of $15.1 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our Secured Senior Lending Agreement dated June 12, 2009 (the “SSLA”).   With the ongoing uncertainty in the financial markets and the economic conditions generally, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of December 31, 2010 of $28.7 million from withdrawing banks who previously participated in the SLA or SSLA.  We have added two new voting banks and seven new non-voting banks to our SSLA facility during the first three months of 2011.  In addition, one current voting bank has increased their funding capacity with us.  Together, these events, provided additional bank funding of $37.5 million.  See a further discussion below under “Senior Indebtedness-Bank Debt.”

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (Amendment No. 1) (File No. 333-164109) registering $25 million of investment notes.  We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010.  We began offering these investment notes on January 22, 2010.  As of December 31, 2010, we issued 235 investment notes, in conjunction with this offering, with an aggregate value of approximately $21.1 million.

On January 28, 2011, the SEC declared our post effective amendment to the 2010 Registration Statement (File No. 333-164109) effective with the related Offering expected to terminate on January 28, 2013, unless terminated earlier at our discretion.  The SEC also declared effective a new registration statement on Form S-1 (File No. 333-171745) (“2011 Registration Statement”) under which along with the accompanying prospectus, we registered and are offering an additional $50 million in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.

Senior Indebtedness - Bank Debt.

On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The Company filed a Form 8-K on June 18, 2009 providing a brief description of the material terms of the SSLA.

As of December 31, 2010, we had $232.7 million of senior debt outstanding, compared to $232.0 million at September 30, 2010, an increase of $ 0.7 million, or 0.3%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  As of December 31, 2010, we could request up to $65.2 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of December 31, 2010 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $15.9  million on a pro forma basis as of December 31, 2010 and $21.4 million as of September 30, 2010. On December 30, 2010 the Company received $15.1 million in customer payments that were due in January 1, 2011.  For purposes of consistency, we have provided “pro forma” information that excludes this transaction.   When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at December 31, 2011 and 2010.

As of December 31, 2010, the lenders have indicated a willingness to participate in fundings up to an aggregate of $298.0 million during the next 12 months, an increase of $30.7 million from the fourth quarter of fiscal 2010, of which $232.7 million is currently outstanding.  Included in this amount are borrowings of $28.7 million from withdrawing banks who previously participated in the SLA or SSLA.

In the third quarter of fiscal year 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not having voting rights under the SSLA as “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or restrict any action by us, or the voting banks.

Senior Indebtedness Table - Bank Debt.  In the normal course of business, we receive customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are posted on the last business day of the preceding month.  In the first quarter of 2011, we collected $15.1 million in customer loan payments in advance of the payment due date. This payment and use of cash is reflected on the balance sheet as a reduction of “Net finance receivables” in the amount of $11.9 million and corresponding “Accrued interest receivable” in the amount of $3.2 million.  The funds were used to pay down our revolving line of credit presented below as Actual December 31, 2010.  The pro forma presented below represents a normalized utilization of our credit facility and credit facility available for comparative purposes.

December 31, 2010 (actual and pro forma) and September 30, 2010, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

	Actual	Pro forma (1)
	December 31,	December 31,	September 30,
	2010	2010	2010

Revolving credit line:
Total facility	$34,500	$34,500	$30,500
Balance at end of period	800	15,909	21,373
Maximum available credit (2)	33,700	18,591	9,127

Term notes (3):
Voting banks	$201,500	$201,500	$183,000
Withdrawing banks	28,708	28,708	34,314
Non-voting banks	33,240	33,240	19,391
Total facility	$263,448	$263,448	$236,705
Balance at end of period	216,777	216,777	210,668
Maximum available credit (2)	46,671	46,671	26,037

Total revolving and term notes(3):
Voting banks	$236,000	$236,000	$213,500
Withdrawing banks	28,708	28,708	34,314
Non-voting banks	33,240	33,240	19,391
Total facility	$297,948	$297,948	$267,205
Balance at end of period	217,577	232,686	232,041
Maximum available credit (2)	80,371	65,262	35,164
Credit facility available (4)	80,371	65,262	35,164
Percent utilization of voting banks	65.94%	72.35%	83.53%
Percent utilization of the total facility	73.03%	78.10%	86.84%

(1)  Total facility pro forma assumes the early allotment payments received December 30, 2010 that were due January 1, 2011.

(2)  Maximum available credit assumes proceeds in excess of the amounts shown below under “Credit facility available” are used to increase qualifying finance receivables and all terms of the SSLA are met, including maintaining a senior indebtedness to consolidated net receivable ratio of not more than 80.0%.

(3)  Includes 48-month amortizing term notes.

(4)  Credit available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net notes receivable ratio of not more than 80%. Does not include withdrawing banks.

Subordinated Debt - Parent.  In the second quarter of fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at December 31, 2010.   As of December 31, 2010, the outstanding balance was $10.4 million.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days’ written notice.  As of December 31, 2010, we had outstanding $52.9 million of these notes (with accrued interest), which includes a $0.5 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.35%.  Included in the $52.9 million is approximately $21.1 million of funds from our most recent offering.  See discussion in “Item No.1 Notes to Condensed Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 5.00% in accordance with our SSLA.  The prime rate as of December 31, 2010 was 3.25%.  In order for any impact to occur, the prime rate will need to increase more than 175 basis points.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 6.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of December 31, 2010 was 2.31%  In order for any impact to occur, the 90 day moving average rate of treasury notes would need to increase by 124 basis points.

ITEM 4T.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this quarterly report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared our 2010 Registration Statement effective.  Pursuant to the 2010 Registration Statement and the accompanying prospectus, we registered and are offering up to $25.0 million in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $25.0 million, on a continuous basis with an expected termination on January 21, 2012 (“Offering”) unless terminated earlier at our discretion.  For the quarter ended December 31, 2010, we issued 72 notes in the approximate aggregate principal amount of $13.1 million.  Costs incurred in connection with the preparation of the 2010 Registration Statement to the effective date of the 2010 Registration Statement were approximately $191,995.  Our expenses incurred in connection with the issuance and distribution of the investment notes from the date our registration statement became effective, January 21, 2010, through December 31, 2010 were approximately $127,118.  As of December 31, 2010 we have issued 235 investment notes, with an aggregate principal amount of $21.1 million.  The net offering proceeds through December 31, 2010 were $20.8 million.

On January 28, 2011, the SEC declared our post effective amendment to the 2010 Registration Statement effective with the related Offering expected to terminate on January 28, 2013, unless terminated earlier at our discretion.  The SEC also declared effective a new registration statement on Form S-1 (File No. 333-171745) under which along with the accompanying prospectus, we registered and are offering an additional $50.0 million in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $50.0 million on a continuous basis with an expected termination on January 28, 2013, unless terminated earlier at our discretion.

ITEM 6.  Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated December 28, 2009).

3.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated December 28, 2009).

3.3	Second Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010).

4.1

Second Amended and Restated Indenture dated as of December 29, 2009 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 31, 2009 (the “2009 Registration Statement”)).

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

4.5

Amendment No. 1 to Secured Senior Lending Agreement dated as of July 27, 2009 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent, and First Citizens Bank (incorporated by reference to Exhibit 4.5 of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.6

Amendment No. 2 to Secured Senior Lending Agreement dated as of March 29, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.6 of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.7

Amendment No. 3 to Secured Senior Lending Agreement dated as of March 31, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent, Citizens Bank and Trust Company and Enterprise Bank & Trust (incorporated by reference to Exhibit 4.7 of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.8

Amendment No. 4 to Secured Senior Lending Agreement dated as of May 24, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.8 of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.9

Amendment No. 5 to Secured Senior Lending Agreement dated as of June 25, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent and Stifel Bank and Trust (incorporated by reference to Exhibit 4.9 of the Quarterly Report on Form 10-Q dated August 13, 2010)

4.10

Amendment No. 6 to Secured Senior Lending Agreement dated as of June 28, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent, and Parkside Financial Bank and Trust (incorporated by reference to Exhibit 4.10 of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.11

Amendment No. 7 to Secured Senior Lending Agreement dated as of June 30, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent, and CrossFirst Bank (incorporated by reference to Exhibit 4.11of the Quarterly Report on Form 10-Q dated August 13, 2010).

4.12

Amendment No. 8 to the Secured Senior Lending Amendment dated as of July 1, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Page County State Bank (incorporated by reference to Exhibit 4.12 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 18, 2011 (the “2011 Registration Statement”)).

4.13

Amendment No. 9 to the Secured Senior Lending Amendment dated as of July 8, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and CrossFirst Bank Leawood (incorporated by reference to Exhibit 4.13 of the 2011 Registration Statement).

4.14

Amendment No. 10 to the Secured Senior Lending Amendment dated as of July 12, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and People’s Community State Bank (incorporated by reference to Exhibit 4.14 of the 2011 Registration Statement).

4.15

Amendment No. 11 to the Secured Senior Lending Amendment dated as of July 22, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First State Bank & Trust Co. of Larned (incorporated by reference to Exhibit 4.15 of the 2011 Registration Statement).

4.16

Amendment No. 12 to the Secured Senior Lending Amendment dated as of September 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and United Bank of Kansas (incorporated by reference to Exhibit 4.16 of the 2011 Registration Statement).

4.17

Amendment No. 13 to the Secured Senior Lending Amendment dated as of September 13, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Macon Atlanta State Bank (incorporated by reference to Exhibit 4.17 of the 2011 Registration Statement).

4.18

Amendment No. 14 to the Secured Senior Lending Amendment dated as of September 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Peoples Community Bank (incorporated by reference to Exhibit 4.18 of the 2011 Registration Statement).

4.19

Amendment No. 15 to the Secured Senior Lending Amendment dated as of September 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Blue Ridge Bank and Trust Co. (incorporated by reference to Exhibit 4.19 of the 2011 Registration Statement).

4.20

Amendment No. 16 to the Secured Senior Lending Amendment dated as of October 6, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Community Bank (incorporated by reference to Exhibit 4.20 of the 2011 Registration Statement).

4.21

Amendment No. 17 to the Secured Senior Lending Amendment dated as of October 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Guaranty Bank (incorporated by reference to Exhibit 4.21 of the 2011 Registration Statement).

4.22

Amendment No. 18 to the Secured Senior Lending Amendment dated as of October 26, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and ONB Bank and Trust Company (incorporated by reference to Exhibit 4.22 of the 2011 Registration Statement).

4.23

Amendment No. 19 to the Secured Senior Lending Amendment dated as of November 19, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Alterra Bank (incorporated by reference to Exhibit 4.23 of the 2011 Registration Statement).

4.24

Amendment No. 20 to the Secured Senior Lending Amendment dated as of December 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Federal Savings Bank of Creston, F.S.B. (incorporated by reference to Exhibit 4.24 of the 2011 Registration Statement).

4.25

Amendment No. 21 to the Secured Senior Lending Amendment dated as of December 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Sunflower Bank, National Association (incorporated by reference to Exhibit 4.25 of the 2011 Registration Statement).

4.26

Amendment No. 22 to the Secured Senior Lending Amendment dated as of December 13, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Enterprise Bank and Trust (incorporated by reference to Exhibit 4.26 of the 2011 Registration Statement).

4.27

Amendment No. 23 to the Secured Senior Lending Amendment dated as of December 16, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Bank of Blue Valley (incorporated by reference to Exhibit 4.27 of the 2011 Registration Statement).

4.28

Amendment No. 24 to the Secured Senior Lending Amendment dated as of December 29, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Hawthorn Bank (incorporated by reference to Exhibit 4.28 of the 2011 Registration Statement).

10.1

Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 18, 2003.

10.3	Employment Agreement dated November 29, 2010 between the Company and Thomas H. Holcom, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 3, 2010).

10.4

Employment Agreement dated February 1, 2007 between the Company and Laura V. Stack (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008).

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

(101)

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed with the SEC on February 14, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the three months ended December 31, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets as of December 31, 2010 and September 30, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer	February 14, 2011
Thomas H. Holcom, Jr.	and Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	February 14, 2011
Laura V. Stack	Treasurer, Asst. Secretary and
Director (Principal Financial
Officer and Principal Accounting
Officer)

/s/ Joseph B. Freeman	Chief Operating Officer,	February 14, 2011
Joseph B. Freeman	President and Director

/s/ Robert F. Hatcher	Director	February 14, 2011
Robert F. Hatcher