Form 10-Q
period 2011-03-31
PIONEER FINANCIAL SERVICES INC
filed 2011-05-13
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2011
Common Stock, no par value	One Share

As of May 13, 2011, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2011 and September 30, 2010

(unaudited)

	March 31,	September 30,
	2011	2010

ASSETS

Cash and cash equivalents - non-restricted	$1,552,372	$1,938,610
Cash and cash equivalents - restricted	766,382	669,391
Investments - restricted	5,880,697	6,009,301
Investments - non-restricted	630,000	1,442,734

Net finance receivables	323,541,048	329,957,394

Furniture and equipment, net	161,599	195,731
Deferred income tax asset	6,611,884	5,893,101
Prepaid and other assets	6,162,280	6,201,345
Deferred acquisition costs	5,100,045	4,608,299
Goodwill	31,474,280	31,474,280
Intangibles, net	9,227,000	10,713,800

Total assets	$391,107,587	$399,103,986

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$17,394,000	$21,373,000
Subordinated debt - parent	—	11,900,000
Accounts payable	1,933,389	1,376,242
Accrued expenses and other liabilities	6,314,941	7,226,758
Amortizing term notes	201,268,593	210,667,743
Investment notes	53,610,980	40,028,349

Total liabilities	280,521,903	292,572,092

Commitments and contingencies (see Note 7)

Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	96,900	167,680
Retained earnings	24,094,584	19,970,014

Total stockholder’s equity	110,585,684	106,531,894

Total liabilities and stockholder’s equity	$391,107,587	$399,103,986

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended March 31, 2011 and 2010

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Interest income and fees	$27,904,022	$25,417,138	$56,645,327	$51,872,230

Interest expense	4,789,324	4,426,293	9,535,011	8,998,756

Net interest income before provision for credit losses	23,114,698	20,990,845	47,110,316	42,873,474
Provision for credit losses	6,060,796	4,786,487	12,855,810	10,397,137
Net interest income	17,053,902	16,204,358	34,254,506	32,476,337

Noninterest income:
Debt protection, insurance earned and other income	1,876,165	1,282,243	3,576,094	2,735,634
Total noninterest income	1,876,165	1,282,243	3,576,094	2,735,634

Noninterest expense:
Management and recordkeeping services fees	9,954,443	9,206,325	19,768,268	18,453,548
Professional and regulatory fees	319,490	360,601	599,339	711,870
Amortization of intangibles	743,400	922,800	1,486,800	1,845,600
Other operating expenses	1,041,298	805,318	2,106,916	1,753,968
Total noninterest expense	12,058,631	11,295,044	23,961,323	22,764,986

Income before income taxes	6,871,436	6,191,557	13,869,277	12,446,985
Provision for income taxes	2,665,443	2,321,833	5,324,697	4,667,619
Net income	$4,205,993	$3,869,724	$8,544,580	$7,779,366

Net income per share, basic and diluted	$4,205,993	$3,869,724	$8,544,580	$7,779,366

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the six months ended March 31, 2011 and

year ended September 30, 2010

(unaudited)

				Accumulated
				Other
				Comprehensive
	Total	Common Stock	Retained Earnings	Income
Balance, September 30, 2009	$100,487,092	$86,394,200	$13,968,509	$124,383
Comprehensive income:
Net income	16,562,227	—	16,562,227	—
Unrealized gain on investments, net of tax of $66,976	43,297	—	—	43,297
Total comprehensive income	16,605,524	—	16,562,227	43,297

Dividend paid to parent	(10,560,722)	—	(10,560,722)	—

Balance, September 30, 2010	$106,531,894	$86,394,200	$19,970,014	$167,680

Comprehensive income:
Net income	8,544,580	—	8,544,580	—
Unrealized loss on investments, net of tax of $52,177	(70,780)	—	—	(70,780)
Total comprehensive income	8,473,800	—	8,544,580	(70,780)

Dividend paid to parent	(4,420,010)	—	(4,420,010)	—
Balance, March 31, 2011	$110,585,684	$86,394,200	$24,094,584	$96,900

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the six months ended March 31, 2011 and 2010

(unaudited)

	Six Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$8,544,580	$7,779,366
Items not requiring (providing) cash:
Provision for credit losses on finance receivables	12,855,810	10,397,137
Depreciation and amortization	1,494,476	2,007,049
Deferred income taxes	(770,960)	413,056
Interest accrued on investment notes	918,155	899,122
Changes in:
Accounts payable and accrued expenses	(377,982)	(1,184,328)
Deferred acquisition fees	(491,746)	(503,686)
Unearned fee and premium reserves	1,143,991	414,961
Prepaids and other assets	318,689	500,452

Net cash provided by operating activities	23,635,013	20,723,129

Cash flows from investing activities:
Finance receivables purchased from affiliate	(116,318,123)	(103,920,635)
Finance receivables purchased from retail merchants	(15,159,021)	(21,537,102)
Finance receivables repaid	123,893,688	123,006,080
Capital expenditures	(25,920)	(28,890)
Change in restricted cash	(96,991)	(553,817)
Investments purchased - restricted	—	(1,089,712)
Investments matured - restricted	550,000	1,460,000

Net cash used in investing activities	(7,156,367)	(2,664,076)

Cash flows from financing activities:
Net (repayments)/borrowings under lines of credit	(3,979,000)	2,764,000
Proceeds from borrowings	64,360,069	52,145,913
Repayment of borrowings	(72,825,942)	(65,417,788)
Dividends paid to parent	(4,420,011)	(6,623,099)

Net cash used in financing activities	(16,864,884)	(17,130,974)

Net (decrease) increase in cash and equivalents	(386,238)	928,079

Cash and cash equivalents
Beginning of period	1,938,610	3,311,478

Cash and cash equivalents
End of period	$1,552,372	$4,239,557

Additional cash flow information:
Interest paid	$8,093,340	$8,103,990
Income taxes paid	$7,146,457	$5,988,418

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2011 and September 30, 2010 and for the three and six months ended March 31, 2011 and March 31, 2010

(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively, “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated.  We were acquired on May 31, 2007 by MidCountry Financial Corp., a Georgia corporation (“MCFC”), as a wholly owned first-tier subsidiary (the “Transaction”).

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

Information with respect to March 31, 2011 and 2010, and the periods then ended, have not been audited by our independent auditors, but in the opinion of management reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial condition and operations.  The results of operations for the three and six months ended March 31, 2011 and 2010 are not necessarily indicative of results to be expected for the entire fiscal year.  The condensed consolidated balance sheet as of September 30, 2010 and statement of stockholder’s equity for the year ended September 30, 2010 have been derived from the audited consolidated balance sheet and statement of stockholder’s equity. All the information in these condensed financial statements should be considered in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the second quarter of 2011, we purchased $69.5 million military loans from MBD compared to $68.2 million during the second quarter of 2010.  We acquired $7.5 million retail installment contracts during the second quarter of 2011 compared to $10.7 million during the second quarter of 2010. Our finance receivables are disaggregated as military loans and retail installment contracts.

Finance receivables as of March 31, 2011 and September 30, 2010, consisted of the following:

	As of	As of
	March 31,	September 30,
	2011	2010

Military receivables/loans	$343,597,962	$344,108,417
Retail installment contracts	38,715,144	42,932,469

Total finance receivables	382,313,106	387,040,886

Net deferred loan fees and dealer discounts	(19,624,674)	(20,294,073)
Unearned insurance premium reserves	(12,783,230)	(11,639,237)
Insurance claims and policy reserves	(1,367,899)	(653,926)

Finance receivables - net of unearned fees, prepaids and premiums	348,537,303	354,453,650

Allowance for credit losses	(24,996,255)	(24,496,256)

Net finance receivables	$323,541,048	$329,957,394

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

There is uncertainty inherent in these estimates, making it possible that they could change in the near term. In the second quarter of 2011 we did not have a change in our allowance methodology.

As part of the on-going monitoring of the credit quality of the Company’s entire loan portfolio, management tracks certain credit quality indicators of our customers including trends related to (1) net charge-offs,  (2) non-performing loans and (3) payment history.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the period presented:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$23,779	$1,367	$25,146	$23,858	$763	$24,621
Finance receivables charged-off	(7,113)	(344)	(7,458)	(6,425)	(157)	(6,582)
Recoveries	1,118	128	1,247	897	99	996
Provision	4,350	1,711	6,061	4,191	595	4,786
Balance, end of period	$22,134	$2,862	$24,996	$22,521	$1,300	$23,821

	For the Six Months Ended			For the Six Months Ended
	March 31, 2011			March 31, 2010
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$22,764	$1,732	$24,496	$23,277	$1,344	$24,621
Finance receivables charged-off	(13,682)	(850)	(14,532)	(12,624)	(343)	(12,967)
Recoveries	1,954	222	2,176	1,605	165	1,770
Provision	11,098	1,758	12,856	10,263	134	10,397
Balance, end of period	22,134	2,862	24,996	22,521	1,300	23,821

Finance receivables	343,598	38,715	382,313	307,561	47,842	355,404
Allowance for loan losses	(22,134)	(2,862)	(24,996)	(22,521)	(1,300)	(23,821)
Balance net of allowance	$321,464	$35,853	$357,317	$285,041	$46,542	$331,583

The accrual of interest income is suspended when a full payment on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds an amount equal to 60 days of interest charges. Nonperforming assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days.  As of March 31, 2011, we had $7.2 million in military loans and $1.4 million in retail installment contracts that were not accruing interest compared to $6.6 million in military loans and $1.7 in retail installment contracts as of March 31, 2010.  We did not have any finance receivables greater than 90 days past due accruing interest as of March 31, 2011 or March 31, 2010.  The accrual of interest is resumed when a full payment (95% or more of the contracted payment amount) is received.  We consider a loan impaired after 180 days past due and is removed from our finance receivables portfolio.  We do not restructure troubled debt as a form of curing delinquencies.

A large portion of our customers are unable to obtain financing from traditional sources due to factors such as age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.  As a result, our receivables do not have a credit risk profile that can be easily measured by the credit quality indicators normally used by the financial markets. We manage the risk by closely monitoring the performance of the portfolio and through our underwriting process.

The following reflects the credit quality of the Company’s loans receivable.

	As of March 31,
	2011	2010
	(dollars in thousands)

Total finance receivables:
Gross balance	$382,313	$355,403
Performing	373,684	347,131
Non-performing, 90 days delinquent	8,629	8,272
Percent of gross balance	2.26%	2.33%

Military loans:
Gross balance	$343,598	$307,561
Performing	336,372	300,975
Non-performing, 90 days delinquent	7,226	6,586
Percent of gross balance	2.10%	2.14%

Retail installment contracts:
Gross balance	$38,715	$47,842
Performing	37,312	46,156
Non-performing, 90 days delinquent	1,403	1,686
Percent of gross balance	3.62%	3.52%

As of March 31, 2011, the past due finance receivables are as follows:

	Age Analysis of Past Due Financing Receivables
	As of March 31, 2011
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Consumer Loans:
Military Loans	$2,221	$7,226	$9,447	$334,151	$343,598
Retail
Installment Contracts	399	1,403	1,802	36,913	38,715
Total	$2,620	$8,629	$11,249	$371,064	$382,313

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

NOTE 3:  GOODWILL AND INTANGIBLES

In connection with the Transaction, MCFC paid the shareholders of Pioneer Financial Industries (the “Sellers”) $68.8 million in cash and 882,353 shares of MCFC’s common stock. The total purchase price was $90,229,762.

The fair value assigned to intangible assets acquired and assumed liabilities is supported by valuations using estimates and assumptions provided by management.

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets at March 31, 2011 and September 30, 2010 are as follows:

	As of March 31, 2011			As of September 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(7,265,144)	$3,734,856	$11,000,000	$(6,600,944)	$4,399,056
Agent relationships	700,000	(413,168)	286,832	700,000	(369,368)	330,632
Vendor relationships	1,700,000	(1,002,208)	697,792	1,700,000	(894,808)	805,192
Trade name	7,000,000	(3,291,108)	3,708,892	7,000,000	(2,907,708)	4,092,292
Technology	4,000,000	(3,201,372)	798,628	4,000,000	(2,913,372)	1,086,628
Valuation of business acquired - unearned premium	1,600,000	(1,600,000)	—	1,600,000	(1,600,000)	—

Total amortizable intangibles	$26,000,000	$(16,773,000)	$9,227,000	$26,000,000	$(15,286,200)	$10,713,800

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill and intangible assets at September 30, 2010, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairments of goodwill or amortizable intangible assets as of March 31, 2011.

NOTE 4: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of one share for the six months ended March 31, 2011.  There are no potentially dilutive securities issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

We entered into an amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD in June 2009.  Under the LSMS Agreement, we buy certain military loans that MBD originates and receive management and recordkeeping services from MBD.  Total loans purchased from MBD (net of noncash items), pursuant to the LSMS Agreement were $116.3 million and $103.9 million for the second quarter of fiscal 2011 and 2010, respectively.  Total expenses paid to MBD for management and record keeping services pursuant to the LSMS Agreement were $19.4 million and $18.1 million in the second quarter of fiscal 2011 and 2010, respectively.  Management fee expense paid to MBD totaled $9.8 million and $9.0 million for the second quarter of fiscal 2011 and fiscal 2010, respectively.  As of September 30, 2010, we had outstanding subordinated-debt due to our parent of $11.9 million. During the first quarter of 2011, we made payments on this debt in the amount of $1.5 million and during the second quarter of 2011, we made payments on the debt totaled $10.4 million, reducing this debt to zero as of March 31, 2011.

NOTE 6:  DISCLOSURE THEREBY ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Finance Receivables — The fair values of finance receivables is estimated by discounting future cash flows using current rates at which similar finance receivables would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of finance receivables is evaluated at market rate to approximate fair value.

Revolving Line of Credit — The carrying amounts of a revolving line of credit approximate their fair value due to the variable interest rates that are derived from market interest rates.

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

	As of March 31, 2011		As of September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$1,552,372	$1,552,372	$1,938,610	$1,938,610
Cash and cash equivalents - restricted	766,382	766,382	669,391	669,391
Investment securities - restricted	5,880,697	5,880,697	6,009,301	6,009,301
Investment securities - non-restricted	630,000	630,000	1,442,734	1,442,734
Finance receivables	382,313,106	381,127,935	329,957,394	329,957,394

Financial liabilities:
Revolving credit line	$17,394,000	$17,394,000	$21,373,000	$21,373,000
Amortizing term notes	201,268,593	201,771,133	210,667,743	212,024,554
Investment notes	53,610,980	53,886,056	40,028,349	38,565,892
Revolving subordinated parent debt	—	—	11,900,000	11,900,000

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

As of March 31, 2011 and September 30, 2010 our restricted investments were $5.9 million and $6.0 million, respectively, which are classified as Level 1.

We record our restricted investments at fair market value.  The following table represents our restricted investments as of March 31, 2011 and September 30, 2010:

	As of March 31, 2011				As of September 30, 2010
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Market		Unrealized	Unrealized	Market
	Book Value	Gains (1)	(Losses) (1)	Value	Book Value	Gains	(Losses)	Value
Restricted Investments:
Government Bonds	$5,731,620	$149,077	$—	$5,880,697	$5,751,333	$259,935	$(1,967)	$6,009,301

(1) The net unrealized gain on investments of $149,077 net of tax of $52,177 represents the accumulated other comprehensive income of $96,900.

In the second quarter of 2011, we did not recognize any material realized gains or losses on investments. As of March 31, 2011, there were no unrealized losses present.  As of September 30, 2010, none of the investments with unrealized losses were determined to be other than temporarily impaired and none of those investments have unrealized losses for more than one year.

NOTE 7:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2012 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  As of March 31, 2011, we could request up to $86.5 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of March 31, 2011, the lenders have indicated a willingness to participate in fundings up to an aggregate of $305.1 million during the next 12 months, including $218.7 million that is currently outstanding. Included in this amount are borrowings of $23.8 million from withdrawing banks that previously participated in the SLA or SSLA.

In the third quarter of fiscal year 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not having voting rights under the SSLA as “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of March 31, 2011, the principal balance outstanding to non-voting banks under the SSLA was $36.3 million.

Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 6.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the quarter ended March 31, 2011, we paid our lenders $0.1 million in uncommitted availability fees.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables unless otherwise required by generally accepted accounting principles, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated net receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required may be distributed as a dividend.  As of March 31, 2011, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

Subordinated Debt - Parent

In fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of September 30, 2010, we had an outstanding subordinated-debt due to our parent of $11.9 million. During the first quarter of 2011, we made payment on this debt in the amount of $1.5 million, and during the second quarter 2011 we made a payment on the debt in the amount of $10.4 million.  As of March 31, 2011, we do not have an outstanding balance.

Maturities

The following table represents outstanding obligations of our current SSLA lenders and banks that are not participating in our current SSLA listed within as withdrawing banks as of March 31, 2011:

	Amortizing Notes	Amortizing Notes	Amortizing Notes
	SSLA Lenders	Non-Voting Banks	Withdrawing Banks	Total
2011	$32,476,066	$4,481,626	$8,933,184	$45,890,876
2012	56,721,053	9,527,877	12,667,228	78,916,158
2013	36,243,137	10,154,516	2,184,317	48,581,970
2014	14,151,978	10,322,538	—	24,474,516
2015	1,566,431	1,838,642	—	3,405,073
Thereafter	—	—	—	—
Total	$141,158,665	$36,325,199	$23,784,729	$201,268,593

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $53.6 million, which includes a $0.4 million purchase adjustment at March 31, 2011, and $40.0 million, which includes a $0.5 million purchase adjustment at September 30, 2010.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $48,213 and $38,693, with a weighted interest rate of 9.28% and 9.38% at March 31, 2011 and September 30, 2010, respectively.

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (File No. 333-164109) registering $25 million of investment notes (“2010 Registration Statement”).  We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010.  We have began offering these investment notes on January 22, 2010. On January 28, 2011, the SEC declared effective our post effective amendment to the 2010 Registration Statement. As of March 31, 2011, we issued 306 investment notes in conjunction with this offering with an aggregate value of $24.8 million.

On January 28, 2011, the SEC declared effective a new registration statement on Form S-1 (File No. 333-171745) under which along with the accompanying prospectus, we registered and are offering an additional $50 million in aggregate principal amount of our investment notes (“2011 Registration Statement”), with a maximum aggregate offering amount of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion. As of March 31, 2011, we have not issued investment notes on this offering.

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

Our finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the second quarter of fiscal 2011, the average size of a loan when purchased was approximately $3,333.  A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

As a customer service, we consider purchasing a new loan from MBD that includes a refinanced portion if the existing borrower has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 25.7% of the amount of military loans we purchased in the second quarter of fiscal 2011 were refinancings of outstanding loans compared to 23.5% during the second quarter of fiscal 2010.

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

Retail Installment Contracts.  We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 338 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts generally have maximum terms of 48 months.

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

Finance Receivables

Our finance receivables are comprised of military loans and retail installment contracts.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	As of	As of
	March 31,	September 30,
	2011	2010
	(dollars in thousands, except average note balance)
Finance receivables:
Total finance receivables balance	$382,313	$387,041
Average note balance	$2,562	$2,533
Total number of notes	149,225	152,788

Military loans:
Total military receivables	$343,598	$344,108
Percent of total finance receivables	89.87%	88.91%
Average note balance	$2,750	$2,700
Number of notes	124,940	127,448

Retail installment contracts:
Total retail installment contract receivables	$38,715	$42,933
Percent of total finance receivables	10.13%	11.09%
Average note balance	$1,594	$1,694
Number of notes	24,285	25,340

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Total finance receivables balance	$382,313	$355,403	$382,313	$355,403

Average total finance receivables (1)	$390,665	$359,188	$392,715	$363,713

Average interest bearing liabilities (1)	$271,842	$266,034	$283,268	$272,528

Total interest income and fees	$27,904	$25,417	$56,645	$51,872

Total interest expense	$4,789	$4,426	$9,535	$8,999

(1) Averages are computed using month-end balances.

Results of Operations and Financial Condition

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total Finance Receivables.  Our aggregate finance receivables increased 7.6% or $26.9 million, to $382.3 million on March 31, 2011 from $355.4 million on March 31, 2010.  Our primary supplier of loans, MBD saw a 1.9% or $1.3 million increase in Military Loan originations during the second quarter of 2011.  Our acquisition of retail installment contracts decreased during the second quarter of 2011 by $3.2 million or 30.1% compared to the second quarter 2010.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 93.7% of our total revenue for the second quarter of fiscal 2011 compared to 95.2% for the second quarter of fiscal year 2010. Interest income and fees increased to $27.9 million in the second quarter of fiscal 2011 from $25.4 million for the second quarter of fiscal year 2010, an increase of $2.5 million or 9.8%.  This increase was primarily due to an increase in aggregate average finance receivables of 8.8%.

Interest Expense.  Interest expense in the second quarter of 2011 increased to $4.8 million compared to $4.4 million or 8.2% for the same period in 2010.  This increase is due to the increase of average interest bearing liabilities of 2.2% and the increased issuance of junior subordinated investment notes of $53.6 million as of March 31, 2011, compared to $34.2 million as of March 31, 2010.  The cost of borrowing under our investment notes is higher than the costs under our senior debt.

Provision for Credit Losses.  The provision for credit losses in the second quarter of fiscal 2011 increased to $6.1 million from $4.8 million in the second quarter of fiscal 2010, an increase of $1.3 million or 27.1%.  The net charge off ratio increased to 6.4% for the second quarter 2011 compared to 6.2% for the same period in 2010.

Noninterest Income.  Noninterest income consists of revenue from credit reinsurance premiums and debt protection fees, which was $1.9 million in the second quarter of fiscal 2011 compared to $1.3 million of credit reinsurance premiums in the second quarter fiscal 2010.

Noninterest Expense.  Noninterest expense in the second quarter of fiscal 2011 was $12.1 million compared to $11.3 million for the second quarter of fiscal 2010.  Management and recordkeeping services fees in the second quarter of fiscal 2011 increased by $0.7 million or 8.1% from the first three months of fiscal 2010 due to an increase in our purchase of finance receivables upon which this fee is based.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Total Finance Receivables.  Our aggregate finance receivables decreased 1.2% during the first six months of fiscal 2011 to $382.3 million from $387.0 million on September 30, 2010, compared to a 2.6% decrease during the first six months of fiscal 2010 to $355.4 million from $364.8 million on September 30, 2009.  Our primary supplier of loans, MBD, saw a $31.2 million or 19.3% increase in its originations of loans during the first six months of 2011 compared to the first six months of fiscal 2010.  Our retail installment contracts decreased $6.5 million during the first six months of 2011 to $16.1 million compared to $22.6 in the first six months of 2010.

Interest Income and Fees.  Interest income and fees for the first six months of 2011 represented 94.1% of our total revenue compared to 95.0% for the first six months of 2010.  Interest income and fees for the first six months of fiscal 2011 increased to $56.6 million from $51.9 million for the first six months of fiscal 2010, an increase of $4.7 million, or 9.1%.  This increase was primarily due to an increase in aggregate average finance receivables of 8.0%.

Interest Expense.  Interest expense in the first six months of 2011 increased to $9.5 million from $9.0 million in the first six months of 2010, an increase of $0.5 million, or 6.0%.  Our average interest bearing liabilities for the six months ended March 31, 2011 increased by $10.7 million, or 3.9%, compared to the six months ended March 31, 2010, resulting in increased borrowing costs between the two periods.

Provision for Credit Losses.  The provision for credit losses in the first six months of fiscal 2011 increased to $12.9 million from $10.4 million in the first six months of fiscal 2010, an increase of $2.5 million, or 23.6%. The increase is primarily due to the increase in aggregate finance receivables balance of $26.9 million or 7.5%.  In 2010, the  retail installment net charge offs were lower than historical levels due to positive trends in the portfolio. During the first six months of 2011, we saw an increase in our total net charge-offs to 6.29% compared to 6.16% during the first six months of 2010.  See further discussion in the section entitled “Allowance for Credit Losses.”

Noninterest Income.  Noninterest income consists of revenue from credit reinsurance premiums and debt protection fees, which are $3.6 million in the first six months of fiscal 2011 compared to $2.7 million in the first six months of fiscal 2010, an increase of $0.9 or 33.3%.

Noninterest Expense.  Noninterest expense in the first six months of fiscal 2011 increased to $24.0 million from $22.8 million in the first six months of fiscal 2010, an increase of $1.2 million or 5.3%.  The increase was primarily due to the increase in our management and recordkeeping services fees for the first six months of 2011.  Management and recordkeeping services fees in the first six months of fiscal 2011 increased by $1.3 million or 7.1% from the first six months of fiscal 2010 due to an increase in our aggregate average finance receivables upon which this fee is based.

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

	As of	As of	As of
	March 31,	September 30,	March 31,
	2011	2010	2010
	(dollars in thousands)
Total finance receivables	$382,313	$387,041	$355,403
Total finance receivables balances 60 days or more past due	11,249	11,857	10,614
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	2.94%	3.06%	2.99%

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

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Military receivables charged-off	$7,113	$6,423	$13,682	$12,624
Less recoveries	1,118	897	1,954	1,605
Net charge-offs	$5,995	$5,526	$11,728	$11,019
Average military receivables (1)	$356,456	$311,369	$351,763	$316,666
Percentage of net charge-offs to average military receivables	6.73%	7.10%	6.67%	6.96%

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

Our allowance for credit losses is utilized to the extent that the loss on any individual retail installment contract exceeds the retail merchant’s aggregate reserve account at the time of the loss. Currently, we have instances where we have extinguished a portion of our merchant reserves and may sustain additional charge-offs as these merchant’s portfolios liquidate.  The financial impact of these potential future losses is deemed to be immaterial to the overall financial condition and results of operations of the Company.

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Retail contracts charged-off	$344	$159	$850	$343
Less recoveries	128	99	222	165
Net charge-offs	$216	$60	$628	$178
Average retail installment contact receivables (1)	$39,634	$47,819	$40,952	$47,048
Percentage of net charge-offs to average retail installment contract receivables	2.18%	0.50%	3.07%	0.76%

(1) Averages are computed using month-end balances.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Balance, beginning of period	$25,146	$24,621	$24,496	$24,621
Finance receivables charged-off	(7,458)	(6,582)	(14,532)	(12,967)
Recoveries	1,247	996	2,176	1,770
Net charge-offs	(6,211)	(5,586)	(12,356)	(11,197)
Provision for credit losses	6,061	4,786	12,856	10,397
Balance, end of period	$24,996	$23,821	$24,996	$23,821

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Average total finance receivables (1)	$390,665	$359,188	$392,715	$363,713
Provision for credit losses	$6,061	$4,786	$12,856	$10,397
Net charge-offs	$6,211	$5,586	$12,356	$11,197
Net charge-offs as a percentage of average total finance receivables	6.36%	6.22%	6.29%	6.16%
Allowance for credit losses	$24,996	$23,821	$24,996	$23,821
Allowance as a percentage of average total finance receivables	6.40%	6.63%	6.36%	6.55%

(1) Averages are computed using month-end balances.

Loan Acquisition

Asset growth is the most important factor in determining our future revenues.  In connection with purchasing the loans, we pay MBD a fee in the amount of $30.00 for each military consumer loan originated by MBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in MBD’s deferred acquisition cost analysis.  Our loan acquisitions increased for the first six months of fiscal 2011 to $208.8 million from $184.1 million in the first six months of fiscal year 2010.

The following table sets forth our overall purchases of military loans and retail installment contracts as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Total loans acquired:
Gross balance	$76,948	$78,880	$208,808	$184,101
Number of finance receivable notes	23,087	24,588	61,827	57,321
Average note amount	$3,333	$3,208	$3,377	$3,212

Military loans:
Gross balance	$69,458	$68,159	$192,712	$161,547
Number of finance receivable notes	19,983	20,503	55,198	48,696
Average note amount	$3,476	$3,324	$3,491	$3,317

Retail installment contracts:
Gross balance	$7,490	$10,721	$16,096	$22,554
Number of finance receivable notes	3,104	4,085	6,629	8,625
Average note amount	$2,413	$2,624	$2,428	$2,615

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  This amount is generally cash used in investing activities.  Cash used in investing activities in the first six months of fiscal 2011 was approximately $7.2 million and cash used in financing activities was $16.9 million, which was funded from $23.6 million in operating activities.  Cash used in investing activities in the first six months of fiscal 2010 was approximately $2.7 million and cash used in financing activities was $17.1 million which was funded by operating activities of $20.7 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our SSLA dated June 12, 2009. With the ongoing uncertainty in the financial markets and the economic conditions generally, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of March 31, 2011 of $23.8 million from withdrawing banks who previously participated in the SLA or SSLA.  We have added two new voting banks and seven new non-voting banks to our SSLA facility during the first six months of 2011.  In addition, three current voting banks have increased their funding capacity with us.  Together, these events, provided additional bank funding of $37.5 million.  See a further discussion below under “Senior Indebtedness-Bank Debt.”

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (File No. 333-164109) registering $25 million of investment notes (“2010 Registration Statement”).  We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010.  We began offering these investment notes on January 22, 2010.  As of March 31, 2011, we issued 306 investment notes, in conjunction with this offering, with an aggregate value of approximately $24.8 million.

On January 28, 2011, the SEC declared our post effective amendment to the 2010 Registration Statement (File No. 333-164109) effective with the related Offering expected to terminate on January 28, 2013, unless terminated earlier at our discretion.  The SEC also declared effective a new registration statement on Form S-1 (File No. 333-171745) (“2011 Registration Statement”) under which along with the accompanying prospectus, we registered and are offering an additional $50 million in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion. As of March 31, 2011 we had not issued investment notes on this offering.

Senior Indebtedness - Bank Debt.

On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the SLA, dated as of June 9, 1993, as subsequently amended and restated.  The Company filed a Form 8-K on June 18, 2009 providing a brief description of the material terms of the SSLA.

As of March 31, 2011, we had $218.7 million of senior debt outstanding, compared to $232.0 million at September 30, 2010, a decrease of $ 13.3 million, or 5.7%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  As of March 31, 2011, we could request up to $86.5 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of March 31, 2011 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $17.4 million as of March 31, 2011 and $21.4 million as of September 30, 2010. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at March 31, 2011 and 2010.

As of March 31, 2011, the lenders have indicated a willingness to participate in fundings up to an aggregate of $305.1 million during the next 12 months, an increase of $37.9 million from September 30, 2010, of which $218.7 million is currently outstanding.  Included in this amount are borrowings of $23.8 million from withdrawing banks who previously participated in the SLA or SSLA.

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

Senior Indebtedness Table - Bank Debt.

As of March 31, 2011 and September 30, 2010, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

	As of	As of
	March 31,	September 30,
	2011	2010

Revolving credit line:
Total facility	$36,500	$30,500
Balance at end of period	17,394	21,373
Maximum available credit (1)	19,106	9,127

Term notes (2):
Voting banks	$208,500	$183,000
Withdrawing banks	23,785	34,314
Non-voting banks	36,325	19,391
Total facility	$268,610	$236,705
Balance at end of period	201,269	210,668
Maximum available credit (1)	67,341	26,037

Total revolving and term notes(2):
Voting banks	$245,000	$213,500
Withdrawing banks	23,785	34,314
Non-voting banks	36,325	19,391
Total facility	$305,110	$267,205
Balance at end of period	218,663	232,041
Maximum available credit (1)	86,447	35,164
Credit facility available (3)	80,284	35,164
Percent utilization of voting banks	64.72%	83.53%
Percent utilization of the total facility	71.67%	86.84%

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

Subordinated Debt - Parent.  In the second quarter of fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of September 30, 2010, we had an outstanding subordinated-debt due to our parent of $11.9 million.  During the first quarter of 2011, we made payments on this debt in the amount of $1.5 million and during the second quarter 2011, we made payments in the amount of $10.4 million.  As of March 31, 2011, we do not have an outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days’ written notice.  As of March 31, 2011, we had outstanding $53.6 million of these notes (with accrued interest), which includes a $0.4 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.28%.  Included in the $53.6 million is approximately $24.8 million of funds from our most recent offering.  See discussion in “Item No.1 Notes to Condensed Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

 Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 5.00% in accordance with our SSLA.  The prime rate as of March 31, 2011 was 3.25%.  In order for any impact to occur, the prime rate will need to increase more than 175 basis points.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 6.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of March 31, 2011 was 1.29%  In order for any impact to occur, the 90 day moving average rate of treasury notes would need to increase by 227 basis points.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, increase capital requirements, create a new Consumer Financial Protection Bureau and result in many new laws and regulations that will increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  This financial reform law will materially change the current bank regulatory environment and affect the lending, deposit, investment, trading and operating activities of financial and depositary institutions and their holding companies and affiliates.

Certain provisions of the Dodd-Frank Act will have an impact on us, and such impact may be significant.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision (“OTS”), which currently is the primary federal regulator for MCB and its affiliates, including our parent, which is a thrift holding company.  Oversight of federally chartered thrift institutions, like MCB, will be transferred to the Comptroller of the Currency (the “OCC”), the primary federal regulator for national banks.  The Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies.  As a result, MCB and our parent will become subject to regulation and supervision by the OCC and Federal Reserve, respectively, instead of the OTS.  These changes to our regulators will occur on the transfer date, which is expected to be one year from the enactment of the Dodd-Frank Act (unless extended by up to six months).  Under existing OTS regulations, our parent is not subject to specific capital requirements, however, the Dodd-Frank Act requires the creation of new regulatory capital requirements that our parent must maintain.  The new law also mandates that the Federal Reserve conduct regular examinations of activities of non-bank affiliates similar to that currently conducted with respect to bank subsidiaries.  This will likely mean that the Federal Reserve will examine our activities. The Dodd-Frank Act also creates a Consumer Financial Protection Bureau authorized to promulgate and enforce consumer protection regulations relating to financial products, which could affect both bank and non-bank finance companies.

The Dodd-Frank Act also weakens the federal preemption of state laws and regulations previously available to national banks and federal thrifts.  Most importantly to us, it eliminates federal preemption for subsidiaries, affiliates and agents of national banks and federal thrifts.  Because our existing business model relied upon such federal preemption, these changes will have a significant impact upon us and will require us to change some of our current business operations. Certain state laws which will become applicable to us when the Dodd-Frank Act is fully implemented, will require us to become licensed and regulated in various states as a small loan lender if we purchased certain consumer loans originated by MCB. We may choose to avoid the cost of such licensing and the compliance burden it would create by electing not to purchase, such consumer loans from MCB. If we choose to fargo such purchases, our loan volume will be less than it would have been if we had not made this operational change in response to the Dodd-Frank Act. We have not made a decision on this issue and we cannot measure the financial impact of such change.

While the Dodd-Frank Act has been signed into law, a number of provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies.  We are unable to predict what the final form of those rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation, including, without limitation, the costs of compliance with disclosure and reporting requirements and examinations, could have a significant impact on our business, financial condition and results of operations.  The regulatory burden and cost of compliance with the new federal regulations, and with state statutes and regulations which were previously preempted, will increase significantly.  Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes would affect us.

ITEM 4T.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this quarterly report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared our 2010 Registration Statement effective. On January 28, 2011, Post Effective Amendment the SEC declared effective our post effective amendment to the 2010 Registration Statement (“2011 Post Effective Amendment”). Pursuant to the 2011 Post Effective Amendment and the accompanying prospectus, we registered and are offering up to $25.0 million in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $25.0 million, on a continuous basis with an expected termination on January 28, 2013 (“Offering”) unless terminated earlier at our discretion.  As of March 31, 2011, we have issued 306 notes in the approximate aggregate principal amount of $24.8 million.  Costs incurred in connection with the preparation of the 2011 Post Effective Amendment to the effective date were approximately $191,995.  Our expenses incurred in connection with the issuance and distribution of the investment notes from the effective date of the 2010 registration statement through March 31, 2011 were approximately $127,118. The net offering proceeds through March 31, 2011 were approximately $24.4 million.

On January 28, 2011, the SEC also declared effective a new registration statement on Form S-1 (File No. 333-171745) under which along with the accompanying prospectus, we registered and are offering an additional $50.0 million in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $50.0 million on a continuous basis with an expected termination on January 28, 2013, unless terminated earlier at our discretion.  As of March 31, 2011 we have not issued investment notes on this offering.

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

4.5

Amendment No. 1 to Senior Lending Agreement dated as of July 27, 2009 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Citizens Bank (incorporated by reference to Exhibit 4.5 to Form 10Q filed with the SEC on August 13, 2008).

4.6

Second Amendment to Secured Senior Lending Agreement dated as of March 29, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.6 to Form 10Q filed with the SEC on August 13, 2008).

4.7

Amendment No. 3 to Senior Lending Agreement dated as of March 31, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent, Citizens Bank and Trust Company and Enterprise Bank & Trust (incorporated by reference to Exhibit 4.7 to Form 10Q filed with the SEC on August 13, 2008).

4.8

Fourth Amendment to Secured Senior Lending Agreement dated as of May 24, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.8 to Form 10Q filed with the SEC on August 13, 2008).

4.9

Amendment No. 5 to Senior Lending Agreement dated as of June 25, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Stifel Bank and Trust (incorporated by reference to Exhibit 4.9 to Form 10Q filed with the SEC on August 13, 2008).

4.10

Amendment No. 6 to Senior Lending Agreement dated as of June 28, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Parkside Financial Bank and Trust (incorporated by reference to Exhibit 4.10 to Form 10Q filed with the SEC on August 13, 2008).

4.11

Amendment No. 7 to Senior Lending Amendment dated as of June 30, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and CrossFirst Bank (incorporated by reference to Exhibit 4.11 to Form 10Q filed with the SEC on August 13, 2008).

4.12

Amendment No. 8 to the Secured Senior Lending Amendment dated as of July 1, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Page County State Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.13

Amendment No. 9 to the Secured Senior Lending Amendment dated as of July 8, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and CrossFirst Bank Leawood (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.14

Amendment No. 10 to the Secured Senior Lending Amendment dated as of July 12, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and People’s Community State Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.15

Amendment No. 11 to the Secured Senior Lending Amendment dated as of July 22, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First State Bank & Trust Co. of Larned (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.16

Amendment No. 12 to the Secured Senior Lending Amendment dated as of September 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and United Bank of Kansas (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.17

Amendment No. 13 to the Secured Senior Lending Amendment dated as of September 13, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Macon Atlanta State Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.18

Amendment No. 14 to the Secured Senior Lending Amendment dated as of September 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Peoples Community Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.19

Amendment No. 15 to the Secured Senior Lending Amendment dated as of September 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Blue Ridge Bank and Trust Co. (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.20

Amendment No. 16 to the Secured Senior Lending Amendment dated as of October 6, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Community Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.21

Amendment No. 17 to the Secured Senior Lending Amendment dated as of October 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Guaranty Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.22

Amendment No. 18 to the Secured Senior Lending Amendment dated as of October 26, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and ONB Bank and Trust Company (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.23

Amendment No. 19 to the Secured Senior Lending Amendment dated as of November 19, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Alterra Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.24

Amendment No. 20 to the Secured Senior Lending Amendment dated as of December 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Federal Savings Bank of Creston, F.S.B. (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.25

Amendment No. 21 to the Secured Senior Lending Amendment dated as of December 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Sunflower Bank, National Association (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.26

Amendment No. 22 to the Secured Senior Lending Amendment dated as of December 13, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Enterprise Bank and Trust (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.27

Amendment No. 23 to the Secured Senior Lending Amendment dated as of December 16, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Bank of Blue Valley (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.28

Amendment No. 24 to the Secured Senior Lending Amendment dated as of December 29, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Hawthorn Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.29

Amendment No. 25 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Lyon County State Bank.

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
101

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the six months ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2011 and September 30, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer	May 13, 2011
Thomas H. Holcom, Jr.	and Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	May 13, 2011
Laura V. Stack	Treasurer, Asst. Secretary and
Director (Principal Financial
Officer and Principal Accounting
Officer)

/s/ Joseph B. Freeman	Chief Operating Officer,	May 13, 2011
Joseph B. Freeman	President and Director

/s/ Robert F. Hatcher	Director	May 13, 2011
Robert F. Hatcher