Form 10-Q
period 2011-06-30
PIONEER FINANCIAL SERVICES INC
filed 2011-08-12
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2011
Common Stock, no par value	One Share

As of August 12, 2011, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2011 and September 30, 2010

(unaudited)

	June 30,	September 30,
	2011	2010

ASSETS
Cash and cash equivalents - non-restricted	$1,390,190	$1,938,610
Cash and cash equivalents - restricted	683,832	669,391
Investments - restricted	3,082,368	6,009,301
Investments - non-restricted	3,441,373	1,442,734

Net finance receivables	338,645,993	329,957,394

Furniture and equipment, net	136,689	195,731
Deferred income tax asset	6,846,607	5,893,101
Prepaid and other assets	7,344,023	6,201,345
Deferred acquisition costs	5,456,633	4,608,299
Goodwill	31,474,280	31,474,280
Intangibles, net	8,483,600	10,713,800

Total assets	$406,985,588	$399,103,986

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$17,665,000	$21,373,000
Subordinated debt - parent	—	11,900,000
Accounts payable	262,700	1,376,242
Accrued expenses and other liabilities	6,714,393	7,226,758
Amortizing term notes	213,491,766	210,667,743
Investment notes	55,709,642	40,028,349

Total liabilities	293,843,501	292,572,092

Commitments and contingencies (see Note 7)
Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	111,535	167,680
Retained earnings	26,636,352	19,970,014

Total stockholder’s equity	113,142,087	106,531,894

Total liabilities and stockholder’s equity	$406,985,588	$399,103,986

See Notes to Unaudited Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended June 30, 2011 and 2010

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest income and fees	$28,267,839	$26,004,288	$84,913,166	$77,876,518

Interest expense	4,721,389	4,424,694	14,256,399	13,423,449

Net interest income before provision for credit losses	23,546,450	21,579,594	70,656,767	64,453,069
Provision for credit losses	6,296,212	5,251,063	19,152,022	15,648,200
Net interest income	17,250,238	16,328,531	51,504,745	48,804,869

Noninterest income:
Debt protection, insurance earned and other income	2,045,332	1,534,950	5,621,427	4,270,943
Total noninterest income	2,045,332	1,534,950	5,621,427	4,270,943

Noninterest expense:
Management and recordkeeping services fees	9,661,632	9,110,072	29,429,900	27,563,620
Professional and regulatory fees	403,155	320,695	1,002,494	1,032,565
Amortization of intangibles	743,400	922,800	2,230,200	2,768,400
Other operating expenses	1,127,231	937,873	3,234,148	2,692,200
Total noninterest expense	11,935,418	11,291,440	35,896,742	34,056,785

Income before income taxes	7,360,152	6,572,041	21,229,430	19,019,027
Provision for income taxes	2,715,389	2,566,516	8,040,086	7,234,135
Net income	$4,644,763	$4,005,525	$13,189,344	$11,784,892

Net income per share, basic and diluted	$4,644,763	$4,005,525	$13,189,344	$11,784,892

See Notes to Unaudited Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the nine months ended June 30, 2011 and 2010

(unaudited)

				Accumulated
				Other
				Comprehensive
	Total	Common Stock	Retained Earnings	Income
Balance, September 30, 2009	$100,487,092	$86,394,200	$13,968,509	$124,383
Comprehensive income:
Net income	11,784,892	—	11,784,892	—
Unrealized gain on investments, net of tax of $11,667	21,669	—	—	21,669
Total comprehensive income	11,806,561	—	11,784,892	21,669

Dividend paid to parent	(8,557,963)	—	(8,557,963)	—
Balance, June 30, 2010	$103,735,690	$86,394,200	$17,195,438	$146,052

Balance, September 30, 2010	$106,531,894	$86,394,200	$19,970,014	167,680
Comprehensive income:
Net income	13,189,344	—	13,189,344	—
Unrealized loss on investments, net of tax of $60,057	(56,145)	—	—	(56,145)
Total comprehensive income	13,133,199	—	13,189,344	(56,145)

Dividend paid to parent	(6,523,006)	—	(6,523,006)	—
Balance, June 30, 2011	$113,142,087	$86,394,200	$26,636,352	$111,535

See Notes to Unaudited Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended June 30, 2011 and 2010

(unaudited)

	Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$13,189,344	$11,784,892
Items not requiring (providing) cash:
Provision for credit losses on finance receivables	19,152,022	15,648,200
Depreciation and amortization	2,237,525	2,945,772
Deferred income taxes	(1,013,563)	551,736
Interest accrued on investment notes	1,505,283	1,367,032
Changes in:
Accounts payable and accrued expenses	(1,625,907)	425,573
Deferred acquisition costs	(848,334)	(580,082)
Unearned fee and premium reserves	2,397,660	2,722,860
Prepaids and other assets	(1,011,833)	178,741

Net cash provided by operating activities	33,982,197	35,044,724

Cash flows from investing activities:
Finance receivables purchased from affiliate	(187,905,349)	(173,209,428)
Finance receivables purchased from retail merchants	(22,303,623)	(29,893,375)
Finance receivables repaid	179,970,691	177,390,899
Capital expenditures	(25,920)	(28,891)
Change in restricted cash	(14,441)	(791,253)
Investments purchased - restricted	(353,318)	(1,089,712)
Investments purchased - non-restricted	(3,948,639)	—
Investments matured - restricted	3,153,318	1,707,338
Investments matured - non-restricted	1,950,000	—

Net cash used in investing activities	(29,477,281)	(25,914,422)

Cash flows from financing activities:
Net (repayments)/borrowings under lines of credit	(3,708,000)	(6,232,000)
Proceeds from borrowings	111,374,339	94,725,689
Repayment of borrowings	(106,196,669)	(88,270,859)
Dividends paid to parent	(6,523,006)	(8,557,963)

Net cash used in financing activities	(5,053,336)	(8,335,133)

Net (decrease)/increase in cash and equivalents	(548,420)	795,169

Cash and cash equivalents - non-restricted
Beginning of period	1,938,610	3,311,478

Cash and cash equivalents - non-restricted
End of period	$1,390,190	$4,106,647

Additional cash flow information:
Interest paid	$12,331,701	$12,046,691
Income taxes paid	$10,188,877	$6,120,599

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011 and September 30, 2010 and for the three and nine months ended June 30, 2011 and June 30, 2010

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

The condensed consolidated balance sheet as of September 30, 2010 and the condensed consolidated statement of stockholder’s equity for the year ended September 30, 2010 have been derived from the audited consolidated balance sheet and statement of stockholder’s equity. All the information in these condensed financial statements should be considered in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited condensed consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ judgments in determining the amount of our allowance for credit losses, insurance claims and policy reserves and establishing the fair value of our financial instruments.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the third quarter of 2011, we purchased $123.8 million military loans from MBD compared to $112.7 million during the third quarter of 2010.  We acquired $7.7 million retail installment contracts during the third quarter of 2011 compared to $8.8 million during the third quarter of 2010. Our finance receivables are disaggregated as military loans and retail installment contracts.

The following table represents finance receivables for the periods presented:

	June 30,	September 30,
	2011	2010

Military loans	$363,807,336	$344,108,417
Retail installment contracts	37,006,382	42,932,469

Total finance receivables	400,813,718	387,040,886

Net deferred loan fees and dealer discounts	(21,194,616)	(20,294,073)
Unearned debt protection and insurance premium reserves	(14,036,898)	(11,639,237)
Debt protection and insurance claims and policy reserves	(1,639,956)	(653,926)

Finance receivables - net of unearned fees, prepaids and premiums	363,942,248	354,453,650

Allowance for credit losses	(25,296,255)	(24,496,256)

Net finance receivables	$338,645,993	$329,957,394

Management has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses inherent in the finance receivable portfolio. Our portfolio consists of a large number of relatively small, homogenous accounts.  No account is large enough to warrant individual evaluation for impairment. For purposes of determining the allowance for credit losses, the Company has segmented the finance receivable portfolio by military loans and retail installment contracts.

The allowance for credit losses for military loans and retail installment contracts is maintained at an amount that management considers sufficient to cover estimated future losses.  The Company’s allowance for credit losses is sensitive to risk ratings assigned to evaluated segments, economic assumptions and delinquency trends driving statistically modeled reserves. We consider numerous qualitative and quantitative factors in estimating losses in our finance receivable portfolio, including the following:

•                  prior credit losses and recovery experience;

•                  current economic conditions;

•                  current finance receivable delinquency trends; and

•                  demographics of the current finance receivables.

We also use internally developed data in this process. We utilize a statistical model based on potential credit risk trends, growth rate and charge off data, when incorporating both historical and prospective factors to estimate losses. These results and management’s judgment are used to project future losses and to establish the allowance for credit losses for each segment of our finance receivables.

As part of the on-going monitoring of the credit quality of our entire finance receivable portfolio, management tracks certain credit quality indicators of our customers including trends related to (1) net charge-offs,  (2) non-performing loans  and (3) payment history.

There is uncertainty inherent in these estimates, making it possible that they could change in the near term. We make regular enhancements to our allowance that have not resulted in material changes to our allowance methodology.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the period presented:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$22,134	$2,862	$24,996	$22,521	$1,300	$23,821
Finance receivables charged-off	(6,291)	(703)	(6,994)	(6,094)	(193)	(6,287)
Recoveries	874	124	998	809	126	935
Provision	6,206	90	6,296	5,410	(158)	5,251
Balance, end of period	$22,923	$2,373	$25,296	$22,646	$1,075	$23,721

Finance receivables	$363,808	$37,006	$400,814	$328,365	$46,472	$374,837
Allowance for credit losses	(22,923)	(2,373)	(25,296)	(22,636)	(1,085)	(23,721)
Balance net of allowance	$340,885	$34,633	$375,518	$305,729	$45,387	$351,116

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2011			June 30, 2010
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$22,764	$1,732	$24,496	$23,277	$1,344	$24,621
Finance receivables charged-off	(19,973)	(1,553)	(21,526)	(18,717)	(536)	(19,253)
Recoveries	2,828	346	3,174	2,414	291	2,705
Provision	17,304	1,848	19,152	15,662	(14)	15,648
Balance, end of period	$22,923	$2,373	$25,296	$22,636	$1,085	$23,721

Finance receivables	$363,808	$37,006	$400,814	$328,365	$46,472	$374,837
Allowance for credit losses	(22,923)	(2,373)	(25,296)	(22,636)	(1,085)	(23,721)
Balance net of allowance	$340,885	$34,633	$375,518	$305,729	$45,387	$351,116

The accrual of interest income is suspended when a full payment on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds an amount equal to 60 days of interest charges. Nonperforming loans represent those finance receivables on which the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days.  As of June 30, 2011, we had $7.1 million in military loans and $1.3 million in retail installment contracts that were non-performing loans compared to $5.7 million in military loans and $1.6 in retail installment contracts as of June 30, 2010.  We did not have any finance receivables greater than 90 days past due accruing interest as of June 30, 2011 or 2010.  The accrual of interest is resumed and the account is considered current, when a full payment (95% or more of the contracted payment amount) is received.  We consider a loan impaired after 180 days past due and it is removed from our finance receivable portfolio.  We do not restructure troubled debt as a form of curing delinquencies.

The following table reflects the amount of accrued interest receivable for nonperforming loans as of the periods presented:

	June 30,	September 30,	June 30,
	2011	2010	2010
	(dollars in thousands)

Total accrued interest receivable	$6,180	$6,036	$5,547

Nonperforming loans:
Military loans	$437	$416	$427
As percent of total accrued interest receivable	7.1%	6.9%	7.7%

Retail installment contracts	$22	$12	$11
As percent of total accrued interest receivable	0.4%	0.2%	0.2%

Total accrued interest on nonperforming loans:	$459	$428	$438

Total nonperforming as a percent of total accrued interest	7.4%	7.1%	7.9%

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

The following reflects the credit quality of the Company’s finance receivables:

	June 30,	September 30,	June 30,
	2011	2010	2010
	(dollars in thousands)

Total finance receivables:
Gross balance	$400,814	$387,041	$374,837
Performing	392,416	379,523	367,608
Non-performing, 90 days delinquent	8,398	7,518	7,229
Non-performing loans as a percent of gross balance	2.10%	1.94%	1.93%

Military loans:
Gross balance	$363,807	$344,108	$328,366
Performing	356,745	337,294	322,695
Non-performing, 90 days delinquent	7,062	6,814	5,671
Non-performing loans as a percent of gross balance	1.94%	1.98%	1.73%

Retail installment contracts:
Gross balance	$37,007	$42,933	$46,471
Performing	35,671	42,229	44,913
Non-performing, 90 days delinquent	1,336	704	1,558
Non-performing loans as a percent of gross balance	3.61%	1.64%	3.35%

As of June 30, 2011, the past due finance receivables are as follows:

	Age Analysis of Past Due Financing Receivables
	As of June 30, 2011
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military Loans	$3,679	$7,062	$10,741	$353,067	$363,808
Retail Installment Contracts	646	1,336	1,982	35,024	37,006
Total	$4,325	$8,398	$12,723	$388,091	$400,814

Additionally, MBD uses our underwriting criteria, which were developed from our past customer credit repayment experience and are periodically evaluated based on current portfolio performance.  These criteria require the following:

•                  All borrowers must be active duty or career retired U.S. military personnel or U.S. Defense Department employees.

•                  All potential borrowers must complete standardized credit applications either in person at one of MBD’s loan production offices or online via the Internet.

•                  A thorough review must be conducted on all applicants’ military service history.  This includes verification of status including rank and time in service.  Other review procedures may be conducted as deemed necessary.

•                  Loan repayment terms must generally be structured to repay the entire loan prior to the borrower’s estimated separation from the military.

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

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired. Goodwill and intangible assets as of June 30, 2011 and September 30, 2010 are as follows:

	June 30, 2011			September 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(7,597,244)	$3,402,756	$11,000,000	$(6,600,944)	$4,399,056
Agent relationships	700,000	(435,068)	264,932	700,000	(369,368)	330,632
Vendor relationships	1,700,000	(1,055,908)	644,092	1,700,000	(894,808)	805,192
Trade name	7,000,000	(3,482,808)	3,517,192	7,000,000	(2,907,708)	4,092,292
Technology	4,000,000	(3,345,372)	654,628	4,000,000	(2,913,372)	1,086,628
Valuation of business acquired - unearned premium	1,600,000	(1,600,000)	—	1,600,000	(1,600,000)	—

Total amortizable intangibles	$26,000,000	$(17,516,400)	$8,483,600	$26,000,000	$(15,286,200)	$10,713,800

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Future amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year ending	Annual Amortization
September 30,	Expense

July - September 2011	$744,000
2012	$2,235,000
2013	$1,706,000
2014	$1,243,000
2015	$1,027,000
Thereafter	$1,529,000

Total	$8,484,000

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill and intangible assets at September 30, 2010, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value of $8.5 million.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairments of goodwill or amortizable intangible assets as of June 30, 2011.

NOTE 4: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of one share for the three and nine months ended June 30, 2011.  There are no potentially dilutive securities issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

We entered into an amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD in June 2009.  Under the LSMS Agreement, we buy certain military loans that MBD originates and receive management and recordkeeping services from MBD.  Total loans purchased from MBD (net of noncash items), pursuant to the LSMS Agreement were $187.9 million and $173.2 million for the third quarter of fiscal 2011 and 2010, respectively.  Total expenses paid to MBD for management and record keeping services pursuant to the LSMS Agreement were $9.7 million and $9.1 million in the third quarter of fiscal 2011 and 2010, respectively.  In addition, this quarter, we paid MBD $1.0 million in fees connected with MBD’s origination of the military loans, as compared with $1.0 in the same quarter last year. As of September 30, 2010, we had outstanding subordinated-debt due to our parent of $11.9 million. During the first and second quarters of 2011, we made payments on this debt in the amount of $11.9 million.  As of June 30, 2011, we do not have an outstanding balance.  We have also paid our parent dividends of $6.5 million and $8.6 million during the nine months ended June 30, 2011 and 2010, respectively.

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

Investments- Restricted— Fair value for investments are based on quoted market prices.

Investments- Non-Restricted— Fair value for investments are based on quoted market prices.

Finance Receivables — The fair values of finance receivables are estimated by discounting future cash flows using current rates at which similar finance receivables would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of finance receivables is evaluated at current market rate to determine fair value.

Revolving Line of Credit — The carrying amounts of a revolving line of credit approximate fair value due to the variable interest on the revolving lines of credit that are derived from current market interest rates.

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

Subordinated debt-parent  — The carrying amounts of the subordinated debt approximate fair value due to the variable interest on the subordinated debt that are derived from current market interest rates.

	June 30, 2011		September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$1,390,190	$1,390,190	$1,938,610	$1,938,610
Cash and cash equivalents - restricted	683,832	683,832	669,391	669,391
Investments - restricted	3,082,368	3,082,368	6,009,301	6,009,301
Investments - non-restricted	3,441,373	3,441,373	1,442,734	1,442,734
Finance receivables	400,813,718	398,769,568	329,957,394	331,428,149

Financial liabilities:
Revolving credit line	$17,665,000	$17,665,000	$21,373,000	$21,373,000
Amortizing term notes	213,491,766	212,243,155	210,667,743	212,024,554
Investment notes	55,709,642	55,862,831	40,028,349	38,565,892
Subordinated debt-parent	—	—	11,900,000	11,900,000

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

As of June 30, 2011 and September 30, 2010 we have investments of $6.4 million and $6.0 million respectively which are classified as level 1.  A portion of our investments are classified as held to maturity, which include $0.1 million and $1.4 million as of June 30, 2011 and September 30, 2010 respectively.

We record our restricted investments at fair market value. The following table represents our recurring valuations of restricted investments as of June 30, 2011 and September 30, 2010:

	June 30, 2011				September 30, 2010
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses) (1)	Market Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Recurring evaluated investments:
Government Bonds	$5,422,137	$171,995	$(143)	$5,593,989	$5,751,333	$259,935	$(1,967)	$6,009,301
Corporate Bonds	800,012	134	(394)	799,752	—	—	—	—
	$6,222,149	$172,129	$(537)	$6,393,741	$5,751,333	$259,935	$(1,967)	$6,009,301

(1)	The net unrealized gain on investments of $171,592 net of tax of $60,057 represents the accumulated other comprehensive income of $111,535.

In the third quarter of 2011, we did not recognize any material realized gains or losses on investments.  As of June 30, 2011 and September 30, 2010, none of the recurring  evaluated  investments with unrealized losses were determined to be other than temporarily impaired and none of those investments have unrealized losses for more than one year. We do not have non-recurring valuations under the valuation hierarchy.

NOTE 7:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2012 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  As of June 30, 2011, we could request up to $82.8 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of June 30, 2011 the lenders have indicated a willingness to participate in fundings up to an aggregate of $315.9 million during the next 12 months, including $231.2 million that is currently outstanding. Included in this amount are borrowings of $19.1 million from withdrawing banks that previously participated in the SLA or SSLA.

In the third quarter of fiscal year 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA as “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of June 30, 2011, the principal balance outstanding to non-voting banks under the SSLA was $39.3 million.

Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 6.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the quarter ended June 30, 2011, we paid our lenders $0.2 million in uncommitted availability fees.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our net finance receivables unless otherwise required by generally accepted accounting principles, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our net finance receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required capital may be distributed as a dividend.  As of June 30, 2011, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

Subordinated Debt - Parent

In fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of September 30, 2010, we had an outstanding subordinated-debt due to our parent of $11.9 million. During the first and second quarter of 2011, we made payments on this debt in the amount of $11.9 million. As of June 30, 2011, we do not have an outstanding balance.

Maturities

The following table represents outstanding obligations, by fiscal year, of our current SSLA lenders and banks that are not participating in our current SSLA, listed within as withdrawing banks as of June 30, 2011:

Fiscal Year	Amortizing Notes	Amortizing Notes	Amortizing Notes
Ended	SSLA Lenders	Non-Voting Banks	Withdrawing Banks	Total
2011	$17,481,282	$2,449,159	$4,297,155	$24,227,596
2012	63,885,127	10,589,616	12,667,228	87,141,971
2013	43,879,275	11,286,341	2,184,800	57,350,416
2014	22,286,322	11,528,206	—	33,814,528
2015	7,538,634	3,418,621	—	10,957,255
2016 and beyond	—	—	—	—
Total	$155,070,640	$39,271,943	$19,149,183	$213,491,766

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $55.7 million, which includes a $0.4 million purchase adjustment at June 30, 2011, and $40.0 million, which includes a $0.5 million purchase adjustment at September 30, 2010.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $48,342 and $38,693, with a weighted interest rate of 9.21% and 9.38% at June 30, 2011 and September 30, 2010, respectively.

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (File No. 333-164109) registering $25 million of investment notes (“2010 Registration Statement”).  We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010.  We began offering these investment notes on January 22, 2010. On January 28, 2011, the SEC declared effective our post effective amendment to the 2010 Registration Statement. As of June 30, 2011, we have issued 306 investment notes in conjunction with this offering with an aggregate value of $24.8 million.

On January 28, 2011, the SEC declared effective a new registration statement on Form S-1 (File No. 333-171745) under which along with the accompanying prospectus, we registered and are offering an additional $50 million in aggregate principal amount of our investment notes (“2011 Registration Statement”), with a maximum aggregate offering amount of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion. We began offering these investment notes on April 1, 2011. As of June 30, 2011, we have issued 81 investment notes in conjunction with this offering with an aggregate value of $2.7 million.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

There were no other new accounting pronouncements issued or effective during the first nine months of 2011 that have had or are expected to have a material impact on the condensed consolidated financial statements.

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

Our finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the third quarter of fiscal 2011, the average size of a loan when purchased was approximately $3,651.  A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the growth in amount of finance receivables we are able to acquire from MBD or retail merchants and the maintenance of loan quality.

Critical Accounting Policies

In our 2010 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

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

Loan Purchasing

General.  Prior to the Transaction, we had over 20 years of experience underwriting, originating, monitoring and servicing consumer loans to the military market and developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary credit scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by MBD when originating loans in this market.   Prior to the Transaction, we incorporated these proprietary underwriting guidelines and scoring model into our loan origination system to facilitate auto-decisioning and risk-based pricing on our loans.

For the loans we purchase, MBD uses our proprietary underwriting guidelines and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, MBD primarily examines the individual’s debt to income ratio, discretionary income, military rank, time served in the military and prior credit experience using internal and vendor supplied data. Loans are limited to amounts that the customer could reasonably be expected to repay from that discretionary income.  In general, the majority of finance receivables we own are under $10,000, repayable in equal monthly installments and have terms no longer than 48 months.  Loan repayment terms are generally structured to repay the entire loan prior to the customer’s estimated separation from the military. However, when we purchase loans from MBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events could occur that result in not being repaid prior to a customer’s departure from the military.

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. An unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record. An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce.  Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws.  Standard underwriting guidelines are used at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay.  These guidelines were developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance.  MBD uses these guidelines to predict the relative likelihood of credit applicants repaying their obligation to us.  We purchase loans made to consumers who fit our underwriting guidelines.  The amount and interest rate of the military loan or retail installment contract transaction purchased are set by MBD or the retail merchant based upon our underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we consider purchasing a new loan from MBD that includes a refinanced portion if the existing borrower has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 29.5% of the amount of military loans we purchased in the third quarter of fiscal 2011 were refinancings of outstanding loans compared to 25.1% during the third quarter of fiscal 2010.

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

Retail Installment Contracts.  We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 318 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts generally have maximum terms of 48 months.

Management and Recordkeeping Services

We have retained MBD to provide management and recordkeeping services.  MBD services our finance receivables in the same manner we did prior to the Transaction. For these management and recordkeeping services, we pay MBD a monthly fee in an amount equal to 0.7% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  Also, as part of its compensation for performing these management and record keeping services, MBD retains all ancillary revenue, including late charges and insufficient funds fees, associated with these loans and retail installment contracts.  For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  In addition, this quarter, we paid MBD $1.0 million in fees connected with MBD’s origination of the military loans, as compared with $1.0 million in the same quarter last year.

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

Sources of Income

We generate revenues primarily from interest income earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earn revenues from debt protection fees and credit reinsurance premiums. For purposes of the following discussion, “revenues” means the sum of our finance income and fees.

During the second quarter of fiscal 2010, MBD began offering a debt protection product to our customers.  During the third quarter of fiscal 2010, this product replaced the credit insurance products we previously offered to customers.  If our customers are killed, injured, become ill among other events, including during war, our subsidiary will have payment obligations.  The liability we establish for possible losses related to our reinsurance and debt protection operations and the corresponding charges to our income to maintain this amount are actuarially evaluated annually and we consider this amount adequate. See our annual report.

“Item 1A. Risk Factors — If a large number of borrowers are wounded in combat our profits may be adversely affected.”

Finance Receivables

Our finance receivables are comprised of military loans and retail installment contracts.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	June 30,	September 30,
	2011	2010
	(dollars in thousands, except average note balance)
Finance receivables:
Total finance receivables balance	$400,814	$387,041
Average note balance	$2,666	$2,533
Total number of notes	150,344	152,788

Military loans:
Total military loans	$363,808	$344,108
Percent of total finance receivables	90.77%	88.91%
Average note balance	$2,868	$2,700
Number of notes	126,868	127,448

Retail installment contracts:
Total retail installment contracts	$37,006	$42,933
Percent of total finance receivables	9.23%	11.09%
Average note balance	$1,576	$1,694
Number of notes	23,476	25,340

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Total finance receivables balance	$400,814	$374,837	$400,814	$374,837

Average total finance receivables (1)	$391,189	$366,321	$393,527	$364,583

Average interest bearing liabilities (1)	$275,023	$271,294	$280,520	$272,528

Total interest income and fees	$28,268	$26,004	$84,913	$77,877

Total interest expense	$4,721	$4,425	$14,256	$13,423

(1) Averages are computed using month-end balances.

Results of Operations and Financial Condition

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Total Finance Receivables.  Our aggregate finance receivables increased 6.9% or $26.0 million, to $400.8 million on June 30, 2011 from $374.8 million on June 30, 2010.  Our primary supplier of loans, MBD saw a 9.9% or $11.1 million increase in military loan originations during the third quarter of 2011.  Our acquisition of retail installment contracts decreased during the third quarter of 2011 by $1.2 million or 13.4% compared to the third quarter 2010.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 93.3% of our total revenue for the third quarter of fiscal 2011 compared to 94.4% for the third quarter of fiscal year 2010. Interest income and fees increased to $28.3 million in the third quarter of fiscal 2011 from $26.0 million for the third quarter of fiscal year 2010, an increase of $2.3 million or 8.9%.  This increase was primarily due to an increase in acquisition of military loans of 9.9%.

Interest Expense.  Interest expense in the third quarter of 2011 increased to $4.7 million compared to $4.4 million or 6.8% for the same period in 2010.  This increase is due to the increase of average interest bearing liabilities of $3.7 million or 1.4% and the increase in our junior subordinated investment notes of $55.7 million as of June 30, 2011, compared to $38.3 million as of June 30, 2010 an increase of $17.4 million or 45.4%.

Provision for Credit Losses.  The provision for credit losses in the third quarter of fiscal 2011 increased to $6.3 million from $5.3 million in the third quarter of fiscal 2010, an increase of $1.0 million or 18.9%.  Net charge offs increased to $6.0 million in the third quarter 2011 from $5.4 million in the third quarter 2010 an increase of $0.6 million or 11.1%.  The net charge off ratio increased to 6.13% for the third quarter 2011 compared to 5.84% for the same period in 2010. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Noninterest Income.  Noninterest income consists of revenue from debt protection fees and credit reinsurance premiums which are $2.0 million in the third quarter of fiscal 2011 compared to $1.5 million in the third quarter fiscal 2010 an increase of $0.5 million or 33.3%. This increase is partially due to the 9.9% increase in the purchase of military loans and partially due to the newness of the debt protection product.

Noninterest Expense.  Noninterest expense in the third quarter of fiscal 2011 was $11.9 million compared to $11.3 million for the third quarter of fiscal 2010.  Management and recordkeeping services fees in the third quarter of fiscal 2011 increased by $0.6 million or 6.1% from the third quarter of fiscal 2010 due to an increase in our aggregate average finance receivables of 6.9% upon which this fee is based.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

Total Finance Receivables.  Our aggregate finance receivables increased 3.6% during the first nine months of fiscal 2011 to $400.8 million from $387.0 million for the same period in fiscal 2010, compared to a 2.7% increase during the first nine months of fiscal 2010 to $374.8 million at September 30, 2010. Our primary supplier of loans, MBD, saw a $36.9 million or 13.5% increase in its originations of loans during the first nine months of 2011 compared to the first nine months of fiscal 2010.  Our acquisition of retail installment contracts decreased $2.3 million or 7.3% during the first nine months of 2011 to $29.1 million compared to $31.4 million in the first nine months of 2010.

Interest Income and Fees.  Interest income and fees for the first nine months of 2011 represented 93.8% of our total revenue compared to 94.8% for the first nine months of 2010.  Interest income and fees for the first nine months of fiscal 2011 increased to $84.9 million from $77.9 million for the first nine months of fiscal 2010, an increase of $7.0 million, or 9.0%.  This increase was primarily due to an increase in military loan acquisitions from MBD to $311.2 million from $274.2 million compared to the first nine months of 2010, an increase of $37.0 million or 13.5%.

Interest Expense.  Interest expense in the first nine months of 2011 increased to $14.3 million from $13.4 million in the first nine months of 2010, an increase of $0.9 million or 6.7%.  Our average interest bearing liabilities for the nine months ended June 30, 2011 increased by $8.0 million, or 2.9%, compared to the nine months ended June 30, 2010, resulting in increased borrowing costs between the two periods. During the first nine months of 2011, we have increased our investment notes to $55.7 million from $40.0 million on September 30, 2010 an increase of $15.7 million or 39.2%. Due to the increase, our cost of funds has increased between the two periods.

Provision for Credit Losses.  The provision for credit losses in the first nine months of fiscal 2011 increased to $19.2 million from $15.6 million in the first nine months of fiscal 2010, an increase of $3.6 million, or 23.0%.  In 2010, the retail installment net charge offs were lower than historical levels due to positive trends in the portfolio. During the first nine months of 2011, we saw an increase in our total net charge-offs to 6.22% compared to 6.05% during the first nine months of 2010.  See further discussion in the section entitled “Allowance for Credit Losses.”

Noninterest Income.  Noninterest income consists of revenue from debt protection fees and credit reinsurance premiums, which are $5.6 million in the first nine months of fiscal 2011 compared to $4.3 million in the first nine months of fiscal 2010, an increase of $1.3 million or 30.2%. This increase is partially due to the increase in military loan acquisitions of 13.5% and partially due to the newness of the debt protection product.

Noninterest Expense.  Noninterest expense in the first nine months of fiscal 2011 increased to $35.9 million from $34.1 million in the first nine months of fiscal 2010, an increase of $1.8 million or 5.3%.  The increase was primarily due to the increase in our management and recordkeeping services fees for the first nine months of 2011.  Management and recordkeeping services fees in the first nine months of fiscal 2011 increased by $1.9 million or 6.9% from the first nine months of fiscal 2010 due to an increase in our aggregate average finance receivables of 7.9%.

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

	June 30,	September 30,	June 30,
	2011	2010	2010
	(dollars in thousands)
Total finance receivables	$400,814	$387,041	$374,837
Total finance receivables balances 60 days or more past due	12,723	11,857	11,167
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	3.17%	3.06%	2.98%

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

Military Loans.  Our charge-off policy is to charge off military loans at 180 days past due or earlier if management deems it appropriate.  Charge-offs occur primarily when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When buying loans, however, we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. Another source of loss is when a customer declares bankruptcy.  See our annual report “Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Military loans charged-off	$6,291	$6,094	$19,973	$18,717
Less recoveries	874	809	2,828	2,414
Net charge-offs	$5,417	$5,285	$17,145	$16,303
Average military loans (1)	$353,741	$319,242	$353,742	$317,524
Percentage of net charge-offs to average military loans (annualized)	6.13%	6.62%	6.46%	6.85%

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

Our allowance for credit losses is utilized to the extent that the loss on any individual retail installment contract exceeds the retail merchant’s aggregate reserve account at the time of the loss. Currently, we have instances where we have extinguished a portion of our merchant reserves and may sustain additional charge-offs as these merchants’ portfolios liquidate.  The financial impact of these potential future losses is deemed to be immaterial to the overall financial condition and results of operations of the Company.

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Retail installment contracts charged-off	$703	$193	$1,553	$536
Less recoveries	124	126	346	291
Net charge-offs	$579	$67	$1,207	$245
Average retail installment contract (1)	$37,448	$47,079	$39,785	$47,059
Percentage of net charge-offs to average retail installment contracts (annualized)	5.82%	0.57%	4.30%	0.69%

(1) Averages are computed using month-end balances.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Balance, beginning of period	$24,996	$23,821	$24,496	$24,621
Finance receivables charged-off	(6,994)	(6,286)	(21,526)	(19,253)
Recoveries	998	935	3,174	2,705
Net charge-offs	(5,996)	(5,351)	(18,352)	(16,548)
Provision for credit losses	6,296	5,251	19,152	15,648
Balance, end of period	$25,296	$23,721	$25,296	$23,721

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Average total finance receivables (1)	$391,189	$366,321	$393,527	$364,583
Provision for credit losses	$6,296	$5,251	$19,152	$15,648
Net charge-offs	$5,996	$5,351	$18,352	$16,548
Net charge-offs as a percentage of average total finance receivables (annualized)	6.13%	5.84%	6.22%	6.05%
Allowance for credit losses	$25,296	$23,721	$25,296	$23,721
Allowance as a percentage of average total finance receivables	6.47%	6.48%	6.43%	6.51%

(1) Averages are computed using month-end balances.

Loan Acquisition

Asset growth is the most important factor in determining our future revenues.  In connection with purchasing the loans, we pay MBD a fee in the amount of $30.00 for each military consumer loan originated by MBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in MBD’s deferred acquisition cost analysis.  Our loan acquisitions increased for the first nine months of fiscal 2011 to $340.3 million from $305.6 million in the first nine months of fiscal year 2010.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Total loans acquired:
Gross balance	$131,438	$121,525	$340,251	$305,626
Number of finance receivable notes	36,003	35,462	97,831	92,783
Average note amount	$3,651	$3,427	$3,478	$3,294

Military loans:
Gross balance	$123,783	$112,684	$311,157	$274,232
Number of finance receivable notes	32,665	32,025	84,726	80,721
Average note amount	$3,789	$3,519	$3,673	$3,397

Retail installment contracts:
Gross balance	$7,655	$8,841	$29,094	$31,394
Number of finance receivable notes	3,338	3,437	13,105	12,062
Average note amount	$2,293	$2,572	$2,220	$2,603

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  This amount is generally cash used in investing activities.  Cash used in investing activities in the first nine months of fiscal 2011 was approximately $29.5 million and cash used in financing activities was $5.1 million, which was funded from $34.0 million in operating activities.  Cash used in investing activities in the first nine months of fiscal 2010 was approximately $25.9 million and cash used in financing activities was $8.3 million which was funded by operating activities of $35.0 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our Secured Senior Lending Agreement (“SSLA”) dated June 12, 2009.   With the ongoing uncertainty in the financial markets and the economic conditions generally, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of June 30, 2011 of $19.1 million from withdrawing banks who previously participated in the Senior Lending Agreement (“SLA”).  We have added three new voting banks and six new non-voting banks to our SSLA facility during the first nine months of 2011.  In addition, three current voting banks have increased their funding capacity with us.  Together, these events provided additional bank funding of $48.7 million.  See a further discussion below under “Senior Indebtedness-Bank Debt.”

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (File No. 333-164109) registering $25 million of investment notes (“2010 Registration Statement”).  We filed our final prospectus and prospectus supplement containing certain pricing information on January 21, 2010.  We began offering these investment notes on January 22, 2010.  As of June 30, 2011, we issued 306 investment notes, in conjunction with this offering, with an aggregate value of approximately $24.8 million.

On January 28, 2011, the SEC declared our post effective amendment to the 2010 Registration Statement (File No. 333-164109) effective with the related Offering expected to terminate on January 28, 2013, unless terminated earlier at our discretion.  The SEC also declared effective a new registration statement on Form S-1 (File No. 333-171745) (“2011 Registration Statement”) under which along with the accompanying prospectus, we registered and are offering an additional $50 million in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion. As of June 30, 2011, we issued 81 investment notes, in conjunction with this offering, with an aggregate value of approximately $2.7 million.

Senior Indebtedness - Bank Debt.

On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the SLA, dated as of June 9, 1993, as subsequently amended and restated.  The Company filed a Form 8-K on June 18, 2009 providing a brief description of the material terms of the SSLA.

As of June 30, 2011, we had $231.2 million of senior debt outstanding, compared to $232.0 million at September 30, 2010, a decrease of $0.8 million, or 0.3%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  As of June 30, 2011, we could request up to $82.8 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of June 30, 2011 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $17.7 million as of June 30, 2011 and $21.4 million as of September 30, 2010. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at June 30, 2011 and 2010.

As of June 30, 2011, the lenders have indicated a willingness to participate in fundings up to an aggregate of $315.9 million during the next 12 months, an increase of $48.7 million from September 30, 2010, of which $231.2 million is currently outstanding.  Included in this amount are borrowings of $19.1 million from withdrawing banks who previously participated in the SLA or SSLA.

In the third quarter of fiscal year 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA as “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or restrict any action by us, or the voting banks.

Senior Indebtedness Table - Bank Debt.

As of June 30, 2011 and September 30, 2010, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

	June 30,	September 30,
	2011	2010
	(dollars in thousands)
Revolving credit line:
Total facility	$38,000	$30,500
Balance at end of period	17,665	21,373
Maximum available credit (1)	20,335	9,127

Term notes (2):
Voting banks	$219,500	$183,000
Withdrawing banks	19,149	34,314
Non-voting banks	39,272	19,391
Total facility	$277,921	$236,705
Balance at end of period	213,492	210,668
Maximum available credit (1)	64,429	26,037

Total revolving and term notes(2):
Voting banks	$257,500	$213,500
Withdrawing banks	19,149	34,314
Non-voting banks	39,272	19,391
Total facility	$315,921	$267,205
Balance at end of period	231,157	232,041
Maximum available credit (1)	84,764	35,164
Credit facility available (3)	82,776	35,164
Percent utilization of voting banks	67.08%	83.53%
Percent utilization of the total facility	73.17%	86.84%

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

Subordinated Debt - Parent.  In the second quarter of fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of September 30, 2010, we had an outstanding subordinated-debt due to our parent of $11.9 million.  During the first and second quarters of 2011, we made payments on this debt in the amount of $11.9 million.  As of June 30, 2011, we do not have an outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days’ written notice.  As of June 30, 2011, we had outstanding $55.7 million of these notes (with accrued interest), which includes a $0.4 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.21%.  Included in the $55.7 million is approximately $2.7 million of funds from our most recent offering.  See discussion in “Item No.1 Notes to Condensed Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 5.00% in accordance with our SSLA.  The prime rate as of June 30, 2011 was 3.25%.  In order for any impact to occur, the prime rate will need to increase more than 175 basis points.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 6.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of June 30, 2011 was 1.07%  In order for any impact to occur, the 90 day moving average rate of treasury notes would need to increase by 227 basis points.

ITEM 4T.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this quarterly report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and in the opinion of management, not expected to harm our business, financial condition or results of operations.

ITEM 1A-Risk Factors

Financial reform legislation enacted by Congress in 2010 eliminated the Office of Thrift Supervision (“OTS”), increased capital requirements, created a new Consumer Financial Protection Bureau (“CFPB”) and resulted in many new laws and regulations that will increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  This financial reform law will materially change the current bank regulatory environment and affect the lending, deposit, investment, trading and operating activities of financial and depositary institutions and their holding companies and affiliates.  Most provisions of the Dodd-Frank Act became effective on July 21, 2011 (the “Transfer Date”).

Certain provisions of the Dodd-Frank Act will have an impact on us, and such impact will be significant.  The Dodd-Frank Act eliminated the OTS, which was the primary federal regulator for MCB and its affiliates, including our parent, which is a thrift holding company.  Oversight of federally chartered thrift institutions, like MCB, has been transferred to the Office of Comptroller of the Currency (the “OCC”), the primary federal regulator for national banks.  The Board of Governors of the Federal Reserve System (the “Federal Reserve”) now has exclusive authority to regulate all bank and thrift holding companies and their non-bank subsidiaries.  As a result, MCB and our parent are now subject to regulation and supervision by the OCC and Federal Reserve, respectively, instead of the OTS.  These changes occurred on the Transfer Date. Under prior OTS regulations, our parent was not subject to specific capital requirements; however, the Dodd-Frank Act requires the Federal Reserve to create new regulatory capital requirements that our parent must achieve and maintain.  The Dodd-Frank Act also mandates that the Federal Reserve conduct regular examinations of activities of non-bank affiliates.  This will likely mean that the Federal Reserve will examine our activities. The Dodd-Frank Act also created a CFBP authorized to promulgate and enforce consumer protection regulations relating to financial products, which will affect both bank and non-bank finance companies.  We will become subject to the consumer regulations promulgated by the CFPB.

The Dodd-Frank Act also weakens the federal preemption of state laws and regulations previously available to national banks and federal thrifts.  Most importantly to us, it eliminates federal preemption for subsidiaries, affiliates and agents of national banks and federal thrifts.  Because our existing business model relied upon such federal preemption, these changes will have a significant impact upon us and have required us to change some of our current business operations. Certain state laws became applicable to us on the Transfer Date and will require us to become licensed and regulated in various states as a small loan lender if we purchase certain consumer loans originated by MCB.  A newly formed subsidiary has applied for licenses as a small loan lender in certain states and that subsidiary will purchase loans from MCB made to residents of such states who were located in their home state when the loan was made.

While the Dodd-Frank Act has been signed into law and became effective on the Transfer Date, many provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies.  We are unable to predict what the final form of those rules will be when implemented by the respective regulatory agencies.  Management believes that certain aspects of the new legislation, including, without limitation, the costs of compliance with disclosure and reporting requirements and examinations, will have a significant impact on our business, financial condition and results of operations.  The regulatory burden and cost of compliance with the new federal regulations, and with state statutes and regulations which were previously preempted, will increase significantly.  Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes would affect us.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 21, 2010, the Securities and Exchange Commission (“SEC”) declared our 2010 Registration Statement effective. On January 28, 2011, the SEC declared effective our post effective amendment to the 2010 Registration Statement (“2011 Post Effective Amendment”). Pursuant to the 2011 Post Effective Amendment Registration Statement and the accompanying prospectus, we registered and are offering up to $25.0 million in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $25.0 million, on a continuous basis with an expected termination on January 28, 2013 (“Offering”) unless terminated earlier at our discretion.  As of June 30, 2011, we have issued 306 notes in the approximate aggregate principal amount of $24.8 million.  Costs incurred in connection with the preparation of the 2011 Post Effective Amendment to the effective date were approximately $191,995.  Our expenses incurred in connection with the issuance and distribution of the investment notes from the effective date of the 2010 registration statement through June 30, 2011 were approximately $127,118. The net offering proceeds through June 30, 2011 were approximately $24.8 million.

On January 28, 2011, the SEC also declared effective a new registration statement on Form S-1 (File No. 333-171745) under which along with the accompanying prospectus, we registered and are offering an additional $50.0 million in aggregate principal amount of our investment notes, with a maximum aggregate offering price of $50.0 million on a continuous basis with an expected termination on January 28, 2013, unless terminated earlier at our discretion (“2011 Registration Statement”).  As of June 30, 2011, we issued 81 investment notes, in conjunction with this offering, with an aggregate value of approximately $2.7 million.

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

4.29

Amendment No. 25 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Lyon County State Bank filed (incorporated by reference to Exhibit 4.29 to quarterly report on 10-Q filed with SEC on May 13, 2011).

4.30

Amendment No. 26 to the Secured Senior Lending Amendment dated as of May 03, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A. Replace of section 12.3 Increase of Total Senior Debt.

4.31

Amendment No. 27 to the Secured Senior Lending Amendment dated as of May 05, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and ONB Bank and Trust Company.

4.32

Amendment No. 28 to the Secured Senior Lending Amendment dated as of June 24, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Carrollton Bank.

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
101

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 12, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2011and 2010 and (iv) Notes to Condensed Consolidated Financial Statements.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer, Chairman	August 12, 2011
Thomas H. Holcom, Jr.	and Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	August 12, 2011
Laura V. Stack	Treasurer, Asst. Secretary and
Director (Principal Financial
Officer and Principal Accounting
Officer)

/s/ Joseph B. Freeman	Chief Operating Officer,	August 12, 2011
Joseph B. Freeman	President and Director

/s/ Robert F. Hatcher	Director	August 12, 2011
Robert F. Hatcher