Form 10-K
period 2011-09-30
PIONEER FINANCIAL SERVICES INC
filed 2011-11-30
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [          ] to

Commission file number:  333-103293

Pioneer Financial Services, Inc.

(Exact name of Registrant as specified in its charter)

Missouri	44-0607504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Belleview Avenue, Suite 300, Kansas City, Missouri	64112
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ¨ ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2011
Common Stock, no par value	One Share

As of September 30, 2011, one share of the Registrant’s common stock is outstanding.  The market value of voting and non-voting common equity held by non-affiliates is zero and the registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-K

September 30, 2011

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (“report”) contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in the “Item 1A.-Risk Factors” and “Item 7.-Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements.

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

As of September 30, 2011, Thomas H. Holcom, Jr., Chairman of the Board of Directors and Chief Executive Officer, Laura V. Stack, Chief Financial Officer and Joseph B. Freeman, President and Chief Operating Officer were our executive officers and are responsible for our policy-making decisions.  None of these officers are compensated by us.  Each of these officers is an employee and officer of MBD.  MBD and MCFC provide compensation and remuneration for services to these executive officers and all the employees of MBD.  We pay fees to MBD for management and record keeping services.

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

To the extent MBD originates loans under these underwriting criteria; we have the exclusive right to purchase such loans.  Loans purchased from MBD and those previously originated by us are referred to as “military loans.”  See “Item 1A.  Risk Factor— MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines, which may materially adversely affect our business operations, cash flow, and results of operations, financial condition and profitability.”

Loan Purchasing

Generally.  We have more than 20 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables which are currently utilized by MBD when originating loans in this market.   We incorporated the proprietary underwriting guidelines and scoring model into our loan origination system to facilitate auto-decisioning and risk-based pricing on our loans.

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

As a customer service, we consider purchasing a new loan from MBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 27.7% of military loans we purchased in fiscal 2011 were refinancings of prior existing loans.

Military Loans Purchased from MBD.   We purchase military loans from MBD if they meet our lending guidelines.  We have given MBD rights to our lending guidelines and extensive experience with lending to the military marketplace.  Pursuant to the LSMS, we transferred rights to our underwriting model and lending system to MBD; however, we retained ownership of this model and the lending system.  Using our model and system, MBD originates these loans directly through its loan production offices and over the Internet. Military contracts generally have maximum terms of 48 months and average origination amount of $3,500.

Retail Installment Contracts.  We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 392 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts generally have maximum terms of 48 months and average origination amount of $2,400.

Management and Record Keeping Services

MBD provides management and record keeping services in accordance with the LSMS.  For these management and record keeping services, we pay MBD a monthly fee in an amount equal to .70% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee may be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index (“CPI”).  Also, as part of its compensation for performing these management and recording keeping services, MBD retains all ancillary revenue, including late charges and insufficient fund fees, associated with these loans and retail installment contracts.  For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments.  This fee is adjusted annually on the basis of the annual increase or decrease in the CPI.

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

Debt Protection Product

In June of 2010, MBD began offering a debt protection product to our customers.  This product replaced the credit insurance products we previously offered to customers.  If our customers are killed, injured, divorced, unexpectedly discharged or have not received their pay, our subsidiary will have payment obligations.  The liability we establish for possible claims related to debt protection operations and the corresponding charges to noninterest income, net to maintain this amount are evaluated annually.  See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Sources of Income—Non- Interest Income.”

Reinsurance Operations

Prior to June 2010, one of our wholly owned subsidiaries reinsured substantially all of the credit life and credit accident and health insurance policies sold by MBD on behalf of Assurant, an unaffiliated insurance carrier.  This line of business provided us with an additional source of income from the earned reinsurance premiums.  If a customer is killed, injured or becomes ill, including during war, our subsidiary will have payment obligations.  The liability we may have for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business.  See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Sources of Income—Non- Interest Income.”  In June 2010, MBD ceased selling reinsurance products.

General

MBD and retail merchants who originate military loans and retail installment contracts are subject to extensive regulation, supervision and licensing by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and other state and federal agencies.  Failure to comply with these requirements can lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. If MBD cannot make loans or dealers are unable to finance active-duty or career retired U.S. military personnel and U.S. Department of Defense employees, this will materially adversely impact our business, results of operations and cash flow.  See “Item 1A.  Risk Factors—MBD and retail merchants are subject to many laws and governmental regulations, and loss of licenses or any changes in these laws or regulations may materially adversely affect our results of operations, cash flow, financial condition and business operations.”  Also as a wholly owned subsidiary of MCFC, a thrift holding company, we are subject to oversight by the Federal Reserve.   See “Item 1A.  Risk Factors - Potential regulatory changes may impact the lending practices of our vendors requiring us to make changes to our business model.”

Financial Reform Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and many provisions became effective on July 21, 2011.  This financial reform law has changed the current bank regulatory environment and has affected the lending, deposit, investment, trading and operating activities of financial and depositary institutions and their holding companies and affiliates.  See “Item 1A.  Risk Factors - Financial reform legislation recently enacted by Congress has, among other things, eliminated the Office of Thrift Supervision, increased capital requirements, created a new Consumer Financial Protection Bureau and resulted in many new laws and regulations that will continue to increase our future costs of operations.”

Reinsurance Regulations

Our reinsurance subsidiary is subject to laws and regulations of the insurance authorities in the State of Nevada.  These regulations cover such matters as its capitalization, reserve requirements, affiliate transactions, and permitted investments.  They also place restrictions on the amount of dividends that the reinsurance subsidiary can pay to us and requires us to maintain a certain capital structure.  As of September 30, 2011, the reinsurance subsidiary had the ability to pay us up to $3.8 million in dividends pursuant to these laws and regulations.

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

Employee Relations

MBD employees perform services for us and we pay management and record keeping services fees to MBD.  We had no employees as of September 30, 2011.  We do employ certain consultants on a contract basis.

Availability of Reports, Certain Committee Charters and Other Information

We generally do not make our Securities and Exchange Commission (“SEC”) public filings available on our website, www.investpioneer.com. We have this information available in an extensible business reporting language (“XBRL”), on our website as required.

The SEC maintains an internet site at www.sec.gov that contains reports and other information regarding us. We will also provide printed copies of all our SEC filings to any investors upon request to Pioneer Financial Services, Inc., 4700 Belleview Ave, Suite 300, Kansas City, Missouri 64112, Attention: Investments.

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

Dodd Frank Act eliminated the Office of Thrift Supervision (“OTS”), increased capital requirements, created a new Consumer Financial Protection Bureau (“CFPB”) and resulted in many new laws and regulations that have increased our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  This financial reform law has materially changed the current bank regulatory environment and has affected the lending, deposit, investment, trading and operating activities of financial and depositary institutions and their holding companies and affiliates.  Many provisions of the Dodd-Frank Act became effective on July 21, 2011 (the “Transfer Date”).

Certain provisions of the Dodd-Frank Act have had an impact us, and such impact will be significant.  The Dodd-Frank Act eliminated the OTS, which was the primary federal regulator for MCB and its affiliates, including our parent, which is a thrift holding company.  Oversight of federally chartered thrift institutions, like MCB, has been transferred to the Office of Comptroller of the Currency (the “OCC”), the primary federal regulator for national banks.  The Board of Governors of the Federal Reserve System (the “Federal Reserve”) now has exclusive authority to regulate all bank and thrift holding companies and their non-bank subsidiaries.  As a result, MCB and our parent are now subject to regulation and supervision by the OCC and Federal Reserve, respectively, instead of the OTS.  These changes occurred on the Transfer Date. Under prior OTS regulations, our parent was not subject to specific capital requirements; however, the Dodd-Frank Act requires the Federal Reserve to create new regulatory capital requirements that our parent must achieve and maintain.  The Dodd-Frank Act also mandates that the Federal Reserve conduct regular bank-type examinations of activities of non-bank affiliates. Accordingly, the Federal Reserve will examine our activities. The Dodd-Frank Act also created the CFBP authorized to promulgate and enforce consumer protection regulations relating to financial products, which will affect both bank and non-bank finance companies.  We are now subject to the consumer regulations promulgated by the CFPB.

The Dodd-Frank Act also weakens the federal preemption of state laws and regulations previously available to national banks and federal thrifts.  Most importantly to us, it has eliminated federal preemption for subsidiaries, affiliates and agents of national banks and federal thrifts.  Because our existing business model relied upon such federal preemption, these changes have a significant impact upon us and have required us to change some of our current business operations. Certain state laws became applicable to us on the Transfer Date and require us to become licensed and regulated in various states as a small loan lender if we purchase certain consumer loans originated by MCB.

While the Dodd-Frank Act has been signed into law and became effective on the Transfer Date, many provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies.  We are unable to predict what the final form of those rules will be when fully implemented by the respective regulatory agencies.  Management believes that certain aspects of the new legislation, including, without limitation, the costs of compliance with disclosure and reporting requirements and examinations, will have a significant impact on our business, financial condition and results of operations.  Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes would affect us.  However, the regulatory burden and cost of compliance with the new federal regulations, and with state statutes and regulations which were previously preempted, will increase significantly

The volatile economy and credit crisis may increase loan defaults and affect the value and liquidity of your investment

Over the past few years, the global economy has experienced a significant recession, as well as a severe, ongoing disruption in the credit markets, downgrade of US Treasury by Standard and Poor’s Financial Services LLC (“S&P”) a subsidiary of the McGraw-Hill Companies, Inc. in connection with the US debt levels and a material and adverse effect on the jobs market and individual borrowers.  While the United States economy may technically have come out of the recession, the recovery is fragile and may not be sustainable for any specific period of time, and could slip into an even more significant recession.  Any further economic downturn will adversely affect the financial resources of our customers and may result in the inability of our customers to make principal and interest payments on, or refinance, the outstanding debt when due. In the event of increased default by borrowers under the loans, holders of the investment notes may suffer a partial or total loss of their investment.

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

We may experience limited availability of financing and fluctuation in our funding costs, which may materially impact our results of operations, profits and ability to grow.

Over the past few years, events in the debt markets and the economy generally, have caused significant dislocations, illiquidity and volatility in the domestic and wider global financial markets.  The downturn in the general economy has affected the financial strength of many banks and retailers.  Any further economic downturn may adversely affect the financial resources of such banks and may result further reduced liquidity. We currently fund our operations through bank debt.  The profitability and growth of our business and our ability to purchase loans currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future.  Our bank debt is comprised of individual loans from lenders, which are party to our Secured Senior Lending Agreement (the “SSLA”).  The SSLA is an uncommitted credit facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future.  No lender has an obligation to make any additional future loans to us.  As of September 30, 2011, we could request up to $102.7 million in additional funds and remain in compliance with the terms of the SSLA.  No lender has a contractual obligation to lend us these additional funds.  In addition, we have borrowings of $14.9 million from withdrawing banks who previously participated in our credit facility.  With the ongoing strains in the financial markets, including downgrading of U.S. Treasury by S&P in connection with U.S. debt levels, we see liquidity, capital and earnings challenges for some banks in our credit group that may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels.  If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources become further restricted, we will need to raise capital from other sources if needed.  If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us.

MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines, which may materially adversely affect our business operations, cash flow, and results of operations, financial condition and profitability.

Except as permitted by the SSLA, we have the exclusive rights to purchase all the loans made to U.S. active duty military, retired military and U.S. Department of Defense employees that are originated by MBD and that meet our business model and systems and our lending guidelines.  In addition, we have retained MBD to service all loans we own.  However, MBD is not obligated to continue to use these lending guidelines or business models indefinitely.  MBD does have the right to modify these guidelines, systems and models.  MBD may also originate for its own account loans that are not deemed to be military loans made in the ordinary course of business as previously conducted by us. If MBD does modify the models significantly, we may not be willing to purchase such loans.  No assurance can be given that if MBD does modify the lending guidelines and business models and systems that these modifications would be successful and such modifications may have a materially adverse impact on our business, financial condition and results of operations.

MCB and MCFC have each entered into a separate confidential Memorandum of Understanding (each, a “MOU” and together, the “MOUs”) with the OTS, which such MOUs contain requirements that MCB and MCFC may not be able to continue to satisfy.

MCB and MCFC entered into separate confidential MOUs with the OTS.  The MOUs are each effective as of February 26, 2009.  The MOUs are informal agreements and are not available to the public.  Among other things, MCB’s MOU requires it to closely monitor its capital levels, allowance for credit losses, risks and problem assets as well as to obtain the approval of the OTS to pay dividends and to increase brokered deposits above levels existing as of the date of the MOU.  MCFC’s MOU requires it, among other things, to closely monitor its liquidity and to obtain approval of OTS to conduct certain activities including payment of dividends and increasing debt levels above those existing as of the effective date of the MOU.  The provisions of the MOU may limit the funds available to MCB to originate loans.  Our vendor, MBD, is a division of MCB.  Non-compliance with the MOUs could result in formal enforcement actions and could limit MBD’s ability to originate military loans.  This would have a material adverse impact on the business, results of operations, financial condition and cash flow and would require us to change our business model.  See “Item 7-Management Discussion and Analysis of Financial Conditions and Results of Operations — Loan Acquisition/Origination.”

We, MBD and our retail merchants are subject to extensive laws, regulations and governmental supervision by federal and state agencies in the conduct of our business operations, which regulations are costly, time consuming and intended to protect depositors; failure to comply with regulatory policies and rules could result in further restrictions on our business and reputation.

We, as a wholly owned subsidiary of a thrift holding company, and MBD, as a division of a federal savings bank, are currently supervised by the OCC and regulated by the Federal Reserve.  Our loan purchasing operations, MBD’s lending operations as well as our retail merchants  are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on our operations, including the requirement to obtain and maintain certain licenses and qualifications.  These regulations are primarily designed to protect depositors, borrowers and the financial system as a whole.  We are also regulated by state and federal securities regulators, and will continue to be as long as our investment notes are outstanding.

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

A significant portion of MBD’s loan customers are active-duty military or federal government employees who could be instructed not to do business with MBD or us, or our access to the Government Allotment System could be denied or the federal government could significantly reduce active duty forces.

When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business.  If military commanders or federal employee supervisors at any given level determine one or more of MBD’s loan production offices or its Internet site to be off limits, we and MBD would be unable to do new business with the potential customers they command or supervise.  Additionally, approximately 47% of our borrowers make their monthly loan payments through the Government Allotment System.  Military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing our credit risk on the loans we own.  The federal government also establishes troop levels for our active duty military customers and we could be adversely affected if these levels were significantly reduced.  Without access to sufficient new customers or to the Government Allotment System, MBD may be forced to discontinue lending to the U.S. military and we may be forced to liquidate our portfolio of military loans and retail installment contracts.

If a customer leaves the military prior to repaying the military loan, there is an increased risk that loan will not be repaid.

The terms of repayment on the loans we purchase are generally structured so the entire loan amount is repaid prior to the customer’s estimated separation from the military.  If, however, a customer unexpectedly leaves the military or other events occur that result in the loan not being repaid prior to the customer’s departure from the military, there is an increased chance that the loan will not be repaid.  Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military.  As of September 30, 2011, we had approximately 4,320 customers, which represented 2.9% of our total customers, who separated from the military prior to repaying their loan and who in the aggregate owed us approximately $8.9 million.  Based on historical charge-off models, management believes this could result in approximately $5.6 million in charge-offs.  If that amount increases or the number of customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs will increase.  This would have a materially adverse effect on our business, cash flow, results of operations and financial condition.

We have limited restrictions on the payments we may make to our parent, MCFC.  Our ability to disperse our working capital could reduce our profitability and diminish our ability to pay interest and principal on the investment notes.

As of September 30, 2011, our sole shareholder, MCFC, owned the outstanding share of our common stock.  Accordingly, MCFC is able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the investment notes.  The SSLA, among other things, limits the amounts that we can pay to MCFC each year.  In fiscal 2011, the SSLA prohibits us from paying MCFC more than $750,000 for strategic planning services, professional services, product identification and branding and service charges.  Other than the covenants contained in the SSLA, there are no significant contractual limits on the amounts we can pay to our parent or other affiliates.

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

Our Debt Protection product will cancel the outstanding debt of our customer’s loan in the event of accidental loss of life or disability for loans originated by MBD with this product.  Our debt protection product includes additional covered events such as unforeseen military discharge, divorce and in certain instances where our customers do not, under no fault of the customer, receive pay (“no-pay-due”).   These events trigger payment of the loan as they become due during a customer’s disability due to illness or injury, including war-related injuries, and pay the balance in the event of death including war-related fatalities.  Therefore, if a large number of borrowers are injured and disabled in combat, our profitability would be impaired, which could have a material adverse impact on our business, results of operation, financial condition and cash flow and may impair our ability to pay interest and principal on our outstanding investment notes.

ITEM 2.                  PROPERTIES

As of September 30, 2011, we do not own any property.

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

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

All of our outstanding common stock is held by MCFC and, accordingly, there is no established public trading market for it.  We have not sold or repurchased any of our common stock since our acquisition by MCFC.  During fiscal 2011 and fiscal 2010, we declared and paid a dividend to MCFC in the amount of $8.8 million and $10.6 million, respectively.  Our ability to pay dividends is limited by the terms and conditions of the SSLA.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Senior Indebtedness.”

ITEM 6.                  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this report and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The data as of and for the five fiscal years ended September 30, 2011, 2010, 2009,2008 and as of and for the periods ended September 30, 2007 and May 31,2007.

	Successor					Predecessor
	As of and for the Year Ended September 30,				For the Period from June 1 - Sept 30	For the Period from Oct 1 - May 31
	2011	2010	2009	2008	2007	2007
	(dollars in thousands, except per share amounts)
Consolidated balance sheet data:
Total finance receivables	$405,234	$387,041	$364,786	$319,290	$279,778	$283,438
Allowance for credit losses	(25,396)	(24,496)	(24,621)	(22,982)	(21,639)	(23,326)
Total assets	397,328	399,104	385,325	352,643	308,687	275,096
Senior indebtedness:
Revolving credit line - banks	—	21,373	20,770	23,586	15,463	15,599
Amortizing term notes	214,491	210,668	221,187	198,414	168,929	175,524
Investment notes	59,725	40,028	33,306	34,904	36,074	35,612
Subordinated debt - parent	—	11,900	—	—	—	—
Total stockholder’s equity	114,737	106,532	100,487	88,544	81,571	32,045
Consolidated statement of operations data:
Revenue:
Interest income and fees	$114,121	$105,460	$99,690	$83,843	$25,319	$53,171
Interest expense	19,203	18,019	17,855	16,364	5,498	10,547
Net interest income before provision for credit losses	$94,918	$87,441	$81,835	$67,479	$19,821	$42,624
Provision for credit losses	25,566	22,433	23,454	21,912	11,368	21,101
Net interest income	$69,352	$65,008	$58,380	$45,567	$8,453	$21,523
Debt Protection, Insurance premiums earned and other income	7,367	6,296	4,388	3,949	1,495	3,314
Net non-interest income	7,367	6,296	4,388	3,949	1,495	3,314
Non-interest expense	48,091	45,521	42,014	36,365	11,241	20,989
Income (loss) before income taxes	28,628	25,784	20,754	13,151	(1,293)	3,848
Provision for (benefit from) income taxes	11,524	9,221	7,418	5,377	(471)	1,933
Net income (loss):	$17,104	$16,563	$13,337	$7,774	$(822)	$1,915

Net income (loss) per share:
Basic and diluted	$17,103,813	$16,562,227	$13,336,552	$7,774,111	$(822,812)	$177.12
Cash dividends per common share (1)	$8,845,387	$10,560,722	$3,517,834	$2,507,177	$3,897,333	$583.60

(1) Number of shares outstanding is one and 17,136 in the successor and predecessor period, respectively.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On a worldwide basis, we purchase consumer loans made exclusively to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  Our largest source of military loans is MBD, an affiliate who originates direct loans through a network of loan production offices and via the Internet; military personnel use these loan proceeds to purchase goods and services.  We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  We plan to hold these military loans and retail installment contracts until repaid.

Finance receivables, whether originated by MBD or purchased, are effectively unsecured and consist of loans previously originated by us or purchased from MBD and retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months.  At acquisition, the size of the average finance receivable was approximately $3,500 during fiscal year 2011. A large portion of our customers are unable to obtain financing from traditional sources due to factors such as age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the growth in amount of aggregate finance receivables we are able to acquire from MBD and retail merchants, as well as the maintenance of loan quality.

Sources of Income

We generate revenues primarily from interest earned on the military loans purchased from MBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earn revenues from our debt protection product and credit reinsurance premiums. For purposes of the following discussion, “revenues” means the sum of our finance income, debt protection income and reinsurance premiums.

Interest income and fees.  Interest income and fees consists of interest and origination revenue earned on the military loans and retail installment contracts we own (referred to throughout individually as “loan” or collectively as “loans” or “finance receivables”).  Our interest revenue is based on the risk adjusted interest rates charged customers for loans that we purchase.  Interest rates vary by loan and are based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated.  Our finance income comprised approximately 93.5% of our total revenues in fiscal 2011.

Non-interest income.  Non-interest income consists of debt protection and reinsurance premium income. Prior to the second quarter of fiscal 2010, one of our wholly owned subsidiaries reinsured substantially all of the credit life, credit accident and health insurance sold by MBD on behalf of Assurant, an unaffiliated insurance carrier.  During the second quarter of fiscal 2010, MBD began offering a debt protection product to our customers.  During the third quarter of fiscal 2010, our subsidiary ceased assuming the reinsurance policies.  Credit reinsurance premiums and debt protection fee income comprised approximately 6.5% of our total revenues in fiscal 2011.

Finance Receivables

Our finance receivables are comprised of loans purchased from MBD (collectively referred to below as “military loans”) and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	As of and for the Year Ended September 30,
	2011	2010	2009
	(dollars in thousands, except average note balance and number of notes)
Finance receivables:
Total finance receivables balance	$405,234	$387,041	$364,786
Average note balance	$2,699	$2,533	$2,465
Total interest income and fees	$114,121	$105,460	$99,690
Total number of notes	150,155	152,788	148,015

Military loans:
Total military receivables	$370,602	$344,108	$320,805
Percent of total finance receivables	91.45%	88.91%	87.94%
Average note balance	$2,898	$2,700	$2,534
Number of notes	127,878	127,448	126,613

Retail installment contracts:
Total retail installment contract receivables	$34,632	$42,933	$43,981
Percent of total finance receivables	8.55%	11.09%	12.06%
Average note balance	$1,555	$1,694	$2,055
Number of notes	22,277	25,340	21,402

In the normal course of business, we receive customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are posted on the last business day of the preceding month.  On September 30, 2011, we collected $14.1 million in customer loan payments in advance of the payment due date of October 1, 2011. This unapplied cash payment is reflected on the balance sheet as a reduction of “Net finance receivables” in the amount of $11.2 million and corresponding “Accrued interest receivable” in the amount of $2.9 million.  The above table does not reflect the October 1, 2011 payment received on September 30, 2011.

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds.  Some states and federal statutes regulate the interest rates that may be charged to our customers.  In addition, competitive market conditions also impact the interest rates.

Our interest expense is sensitive to general market interest rate fluctuations.  These general market fluctuations directly impact our cost of funds.  General inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in cost of funds.  Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability.  The following table presents a three-year history of data relating to our net interest margin as of and for the fiscal years presented.

	As of and for the Year Ended September 30,
	2011	2010	2009
	(dollars in thousands)

Total finance receivables balance	$405,234	$387,041	$364,786
Average total finance receivables (1)	396,999	369,261	349,480
Average interest bearing liabilities (1)	281,790	274,740	234,321
Total interest income and fees	114,121	105,460	99,690
Total interest expense	19,203	18,019	17,855

(1)  Averages are computed using month-end balances.

Results of Operations

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010.

Total Finance Receivables.  Our aggregate finance receivables increased 4.7% to $405.2 million on September 30, 2011 from $387.0 million on September 30, 2010.  We increased our loan acquisitions from MBD and retailers by 8.9% to $456.5 million during fiscal 2011 from $419.1 during fiscal 2010.  Our aggregate average finance receivables also increased during this period to $397.0 million in fiscal 2011 from $369.3 million in fiscal 2010, an increase of $27.7 million or 7.5%.

Total Interest Income and Fees.  Total interest income and fees in fiscal 2011 represented 93.5% of our revenue compared to 94.4% in fiscal 2010.  Interest income and fees increased to $114.1 million from $105.5 million in fiscal 2010, an increase of $8.6 million or 8.2%.  This increase is primarily due to an increase in aggregate average finance receivables of 7.5%.

Interest Expense.  Interest expense in fiscal 2011 increased to $19.2 million from $18.0 million in fiscal 2010, an increase of $1.2 million or 6.7%.  While our average interest bearing liabilities increased by $7.0 million or 2.6%, our weighted average interest rate on our amortizing note debt decreased to 6.19% in fiscal 2011 compared to 6.38% in fiscal 2010.  We pay our lenders a minimum interest rate per annum of 5.00% for our revolving facility and 6.25% per annum for our amortizing notes. In addition, we pay our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  We paid our lenders $0.6 million in uncommitted availability fees during fiscal 2011, the same as fiscal 2010.  Also, during fiscal 2011, we paid off our parent note.

Provision for Credit Losses.  The provision for credit losses in fiscal 2011 increased to $25.6 million from $22.4 million in fiscal 2010, an increase of $3.2 million or 14.3%.  This increase is due to an increase in our average finance receivables of $27.7 million or 7.5%. We also saw an increase in our net charge-offs as a percentage of our average total finance receivables to 6.21% in fiscal 2011 compared to 6.11% in fiscal 2010. With our consistent net charge-off ratio over the past three years we have reduced our allowance for credit losses as percent of average finance receivables for fiscal year 2011 to 6.40% compared to 6.63% in fiscal 2010. See further discussion in “Allowance for Credit Losses” section.

Non-interest Income.  Non-interest income consists of revenue from debt protection income and credit reinsurance premiums.  Combined debt protection income and credit reinsurance premiums totaled $7.4 million in fiscal 2011 compared to $6.3 million in fiscal 2010, an increase of $1.1 million or 17.5%.  The increase in non-interest income is related to the increase in our loan acquisitions from MBD of $37.4 million or 8.9% and partially due to continued development of the debt protection product.

Non-interest Expenses.  Non-interest expenses in fiscal 2011 increased to $48.1 million compared to $45.5 million in fiscal 2010, an increase of $2.6 million or 5.7%.  The increase was primarily due to the increase in our management and record keeping services fees for the year.  Management and record keeping services fees in fiscal 2011 increased by $2.5 million from fiscal 2010 due to a 7.5% increase in our average aggregate finance receivables.

Provision for Income Taxes.  Our effective tax rate (“ETR”) was 40.3% in fiscal 2011, compared to 35.8% in fiscal 2010.  The increase in the ETR in fiscal 2011 compared to 2010 was primarily due to the impact of state filings corrections for prior periods, a change in unitary state tax apportionment factors driven by a shift in business mix as a result of the mix product revenue, as well as the rate change to deferred tax assets for the change in apportionment factors.

Year Ended September 30, 2010 Compared to September 30, 2009.

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

Non-interest Income.  Non-interest income consists of revenue from credit reinsurance premiums and debt protection income which replaced credit reinsurance in June 2010.  Combined credit reinsurance premiums and debt protection income totaled $6.3 million in fiscal 2010 compared to $4.4 million in fiscal 2009, an increase of $1.9 million or 43.2%.  The increase in non-interest income is directly related to the increase in our loan acquisitions.

Non-interest Expenses.  Non-interest expenses in fiscal 2010 increased to $45.5 million compared to $42.0 million in fiscal 2009, an increase of $3.5 million or 8.3%.  The increase was primarily due to the increase in our management and record keeping services fees for the year.  Management and record keeping services fees in fiscal 2010 increased by $2.8 million from fiscal 2009 due to a 5.7% increase in our aggregate finance receivables.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal.  Our servicer, MBD, under our supervision, analyzes our delinquencies on a recency delinquency basis utilizing our guidelines.  A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days after the last full payment.  We rarely grant extensions or deferments, or allow account revision, rewriting, renewal or rescheduling in order to bring otherwise delinquent accounts current. The increase in delinquency for fiscal 2011, when compared to fiscal 2010, is primarily due to the increase in repayments via electric funds transfer (“EFT”). A greater portion of our customers originating loans via MBD’s internet origination channel have chosen the EFT system over the federal allotment system for making loan payments.

The following table sets forth the three-year history of our delinquency experience for accounts of which payments are 60 days or more past due.

	As of and for the Year Ended
	2011	2010	2009
	(dollars in thousands)
Total finance receivables	$405,234	$387,041	$364,786
Total finance receivables balances 60 days or more past due	$13,954	$11,857	$10,837
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	3.44%	3.06%	2.97%

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

Military Loans.  Our charge-off policy is based on an account-by-account review of delinquent receivables on a recency basis.  Our primary sources of charge-offs occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When buying loans, however, we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military; nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. Another source of loss is when a customer declares bankruptcy.  See “Item 7. — Nonperforming Assets.”

The following table shows a three-year historical picture of net charge-offs on military loans and net charge-offs as a percentage of military loans:

	As of and for the Year Ended September 30,
	2011	2010	2009
	(dollars in thousands)
Military loans:
Military loans charged-off	$26,349	$25,096	$24,279
Less recoveries	3,693	3,206	2,914
Net charge-offs	$22,656	$21,890	$21,365
Average military receivables (1)	$358,242	$322,995	$315,044
Percentage of net charge-offs to average military receivables	6.32%	6.78%	6.78%

(1) Averages are computed using month-end pro forma balances.

Retail Installment Contracts.  Under many of our arrangements with retail merchants, we typically withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased.  The amounts withheld from a particular retail merchant are recorded in a specific reserve account.  As of September 30, 2011, the aggregate amount of retail merchant reserves totaled $2.0 million, a decrease of $0.4 million or 20%, from the same period last year.  The decrease is due to reduced acquisitions of retail installment contracts as well as increased utilization of the dealer reserve for non performing contracts.  This represents a 5.2% reserve as a percentage of average retail installment contract receivables.  Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its specific reserve account.  Upon the retail merchant’s request, and no more often than annually, we will pay the retail merchant the amount by which its specific reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant.

Our allowance for credit losses is utilized to the extent that the loss on any individual retail installment contract exceeds the retail merchant’s aggregate reserve account at the time of the loss. Currently, we have instances where we have extinguished all or a portion of two merchants’ reserves and may sustain additional charge-offs as these merchants’ portfolios liquidate. Due to the liquidation of merchant reserves, we have experienced greater net charge-offs on our retail installment contracts. The impact of potential future losses is deemed to be immaterial to the overall financial condition and results of operations of the Company.

The following table shows a three-year historical picture of net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts:

	As of and for the Year Ended September 30,
	2011	2010	2009
	(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$2,516	$1,127	$762
Less recoveries	506	459	312
Net charge-offs	$2,010	$668	$450
Average retail installment contracts receivables (1)	$38,757	$46,265	$34,436
Percentage of net charge-offs to average retail installment contracts receivable	5.19%	1.44%	1.31%

(1) Averages are computed using month-end pro forma balances.

Allowance for Credit Losses.  The following table sets forth the three-year history of our allowance for credit losses:

	As of and for the Year Ended September 30,
	2011	2010	2009
	(dollars in thousands)
Average total finance receivables (1)	$396,999	$369,260	$349,480
Provision for credit losses	$25,566	$22,433	$23,454
Net charge-offs	$24,666	$22,558	$21,815
Net charge-offs as a percentage of average total finance receivables	6.21%	6.11%	6.24%
Allowance for credit losses	$25,396	$24,496	$24,621
Allowance as a percentage of average total finance receivables	6.40%	6.63%	7.05%

(1) Averages are computed using month-end pro forma balances.

The allowance for credit losses in fiscal 2011 increased to $25.4 million from $24.5 million at the end of fiscal 2010.

The following table sets forth the three year history of the components of our allowance for credit losses:

	As of and for the Year Ended September 30,
	2011	2010	2009
	(dollars in thousands)
Balance, beginning of period	$24,496	$24,621	$22,982
Finance receivables charged-off	(28,865)	(26,223)	(25,041)
Recoveries	4,199	3,665	3,226
Net charge-offs	(24,666)	(22,558)	(21,815)
Provision for credit losses	25,566	22,433	23,454
Balance, end of period	$25,396	$24,496	$24,621

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

Loan Acquisition / Origination

Asset growth is an important factor in determining our future revenues.  We are dependent upon MBD and retail merchants to increase their originations for our future growth.  In connection with purchasing the loans, we pay MBD a fee in the amount of $30.00 for each military consumer loan originated by MBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in MBD’s deferred acquisition cost analysis.  For fiscal 2011, loans purchased from MBD and retail merchants increased to $456.5 million from $419.1 million in fiscal 2010, an increase of $37.4 million or 8.9%.  The primary reason for this increase is because the average note amount, at acquisition, increased by $192, or 5.8%.

The following table sets forth the three-year history of overall loan acquisitions / originations and lending activities:

	For the Year Ended September 30,
	2011	2010	2009
	(dollars in thousands)
Total loans acquired/originated:
Gross balance	$456,476	$419,098	$395,768
Number of finance receivable notes	129,899	126,141	129,120
Average note amount	$3,514	$3,322	$3,065

Military loans:
Gross balance	$425,588	$379,702	$348,984
Number of finance receivable notes	116,834	110,913	111,664
Average note amount	$3,643	$3,423	$3,125

Retail installment contracts:
Gross balance	$30,888	$39,396	$46,784
Number of finance receivable notes	13,065	15,228	17,456
Average note amount	$2,364	$2,587	$2,680

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and operations, and the cash generated from loan repayments and operations.  Cash used in investing activities in fiscal 2011 was approximately $27.9 million and cash used in financing activities was $20.6 million which was funded from operating activities of $47.8 million.  Cash used in investing activities in fiscal 2010 was approximately $41.6 million and cash used in financing activities was $3.5 million which was funded from $43.8 million of cash from operating activities.

The majority of our liquidity requirements are secured by our funding through our SSLA. Additional sources of funds are generated through our sales of investment notes and borrowings with our parent.  We have increased our liquidity position this fiscal year with additional senior funding of $54.0 million under the SSLA. In addition, we must repay borrowings of $14.9 million from withdrawing banks who had previously participated in the SLA.  Further, we have increased our investment notes to $59.7 million in 2011 from $40.0 million in 2010, an increase of $19.7 million or 49.3%.  During 2011, we repaid $13.9 million in subordinated borrowings from our parent. As of September 30, 2011, the outstanding balance on the parent debt was zero. This increase in available funds has offset the diminished capacity from our withdrawing banks and provided us with additional liquidity in fiscal 2011 and beyond, allowing us the liquidity necessary to grow our finance receivables.  We plan to continue to attract new banks to the SSLA and sell additional investment notes to fund our growth in fiscal 2012.

Senior Indebtedness-Bank Debt.

On June 12, 2009, we entered into the SSLA with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2012 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  As of September 30, 2011, we could request up to $102.7 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of September 30, 2011, the lenders have indicated a willingness to participate in fundings up to an aggregate of $319.2 million during the next 12 months, including $214.5 million which is currently outstanding.  In addition, we have borrowings of $14.9 million which need to be repaid from withdrawing banks who had previously participated in the SLA.

The aggregate notional balance outstanding under amortizing notes was $214.5 million and $210.7 million at September 30, 2011 and 2010, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued. The interest rate for notes created after June 12, 2009 may not be less than 6.25%; prior to June 12, 2009 the interest rate was variable.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  There were 370 and 338 amortizing term notes outstanding at September 30, 2011 and 2010, respectively, with a weighted-average interest rate of 6.19% and 6.39%, respectively.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  We paid our lenders $0.6 million in uncommitted availability fees for fiscal 2011 and 2010.

Advances outstanding under the revolving credit line were zero and $21.4 million at September 30, 2011 and 2010, respectively. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.00%, whichever is greater.  Interest on borrowings was 5.00% at September 30, 2011 and 2010, respectively.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables, unless otherwise required by GAAP, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008, which is approximately $98.5 million as of September 30, 2011.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required may be distributed as a dividend.

We may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $750,000 plus reimbursable expenses in 2011 compared to $735,000 in 2010.  Such amount may be increased on each anniversary of the SSLA by the percentage increase in the CPI published by the United States Bureau of Labor for the calendar year than most recently ended.  The breach of any of these covenants could result in a default under the SSLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable.  As of September 30, 2011, we were in compliance with all loan covenants.

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

In the third quarter of fiscal 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or hinder any action by us, or the voting banks.  As of September 30, 2011, we had 22 non-voting banks from which we initially borrowed $44.5 million compared to 10 non-voting banks and initial borrowings of $19.8 as of September 30, 2010. The amortized balance of these notes as of September 30, 2011 and 2010 was $36.8 million and $19.4 million, respectively.

The following table sets forth a three-year history of the total borrowings and availability under the SSLA and the former Senior Lending Agreement:

	As of and for the Year Ended September 30,
	Actual	Pro forma (1)
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2009

Revolving credit line:
Total facility	$40,000	$40,000	$30,500	$32,500
Balance at end of period	—	14,100	21,373	20,770
Maximum available credit (2)	40,000	25,900	9,127	11,730

Term notes (3):
Voting banks	$227,500	$227,500	$183,000	$183,726
Withdrawing banks	14,852	14,852	34,314	53,162
Non-voting banks	36,823	36,823	19,391	—
Total facility	$279,175	$279,175	$236,705	$236,888
Balance at end of period	214,491	214,491	210,668	221,187
Maximum available credit (2)	64,684	64,684	26,037	16,098

Total revolving and term notes(3):
Voting banks	$267,500	$267,500	$213,500	$216,226
Withdrawing banks	14,852	14,852	34,314	53,162
Non-voting banks	36,823	36,823	19,391	—
Total facility	$319,175	$319,175	$267,205	$269,388
Balance at end of period	214,491	228,591	232,041	241,957
Maximum available credit (2)	102,714	90,584	35,164	27,431
Credit facility available (4)	104,684	90,584	35,164	27,828
Percent utilization of voting banks	61.60%	66.14%	83.53%	87.31%
Percent utilization of the total facility	67.20%	71.62%	86.84%	89.67%

(1)  Total facility pro forma assumes the early allotment payments received September 30, 2011 that were due October 1, 2011.

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

Subordinated Debt - Parent.  In the second quarter of fiscal 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater. As of September 30, 2011, the outstanding balance under this facility was zero.

Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days’ written notice.  On January 28, 2011, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (Amendment No. 1) registering $50 million of investment notes.  We filed our final prospectus and prospectus supplement containing certain pricing information on January 31, 2011and February 1, 2011 respectively.  We began offering these investment notes on February 2, 2011.  As of September 30, 2011, we had outstanding $59.7 million (with accrued interest), of which $7.6 million is from our recent offering.  The amount includes a $0.4 million purchase adjustment relating to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.12% as of September 30, 2011.

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

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates.  A significant and sustained increase in interest rates could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on military loans and retail installment contracts and interest rates paid under our SSLA and investment notes.  Inflation also may negatively affect our operating expenses.  With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some lenders in our credit group which may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels.  In addition, we have borrowings of $14.9 million from withdrawing banks who previously participated in the SLA.  See “Liquidity and Capital Resources.”

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

We utilize a statistical model which incorporates both historical and prospective estimates to better forecast probable losses or credit risk trends to determine the appropriate amount of allowance for credit losses.

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

In addition to these models, we exercise our judgment, based on our experience in the consumer finance industry, when determining the amount of the allowance credit losses.  We consider this estimate to be a critical accounting estimate that affects its net income in total and the pretax operating income of our business.  See “Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations—Credit Loss Experience and Provision for Credit Losses.”

Goodwill and Other Intangible Assets.  Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. Other intangible assets represent other identifiable assets.  Goodwill is not amortized over an estimated useful life, but rather tested at least annually for impairment. Intangible assets other than goodwill, which are determined to have finite lives, continue to be amortized on straight-line or accelerated bases over their estimated useful lives. Recoverability of these assets is assessed only when events have occurred that may give rise to impairment.

The provisions of Accounting Standard Codification (“ASC”) 350 require that a two-step impairment test be performed on goodwill. We have one reporting unit. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If upon completing the second step of the impairment test the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

The fair value of our reporting unit was determined using the income approach and the market approach. The income approach is a valuation technique whereby we calculate the fair value the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. The market approach is a valuation technique whereby we calculate the fair value the reporting unit by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets.

Management evaluated our goodwill at September 30, 2011, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value.

Contractual Obligations

We have the following payment obligations under current financing arrangements as of September 30, 2011:

		Payments Due By Period
		Less than
Contractual obligations:	Total	1 year	1-3 years	4-5 years	After 5 years
Debt	$273,833	$104,564	$145,085	$13,421	$10,763
Interest on Debt (1)	18,690	6,818	9,666	1,224	982
Total contractual cash obligations	$292,523	$111,382	$154,751	$14,645	$11,745

(1) Interest on long term debt is calculated using the weighted average interest rate of 6.19% for amortizing term notes and 9.12% for investment notes as of September 30, 2011.

Amount of Commitment Expiration Per Period
	Total Amounts	Less than
Other commercial commitments:	Committed	1 year	1-3 years	4-5 years	Over 5 years
Lines of credit	$—	$—	$—	$—	$—
Interest on lines of credit	—	—	—	—	—
Total lines of credit	$—	$—	$—	$—	$—

(1) Interest on lines of credit is calculated using the fixed rate of 5.00% as of September 30, 2011.

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

The FASB recently issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”), to substantially converge the guidance in GAAP and IFRS on fair value measurements and disclosures.

The amended guidance changes several aspects of the fair value measurement guidance in FASB ASC 820, Fair Value Measurement, including the following provisions:

• Application of the concepts of highest and best use and valuation premise

• Introduction of an option to measure groups of offsetting assets and liabilities on a net basis

• Incorporation of certain premiums and discounts in fair value measurements

• Measurement of the fair value of certain instruments classified in shareholders’ equity

In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. Some of the new disclosures are not required for nonpublic entities.

The amended guidance must be applied prospectively and is effective for all entities in 2012.

The FASB recently issued ASU 2011-05 which amends ASC 220 Financial reporting of other comprehensive income for public and private companies.  The objective is to improve consistency and transparency of items reported in other comprehensive income by reporting changes in stockholder’s equity in a single continuous statement of comprehensive income or in two separate, but consecutive statements.  As it pertains to PFS, other comprehensive income will be removed from Statement of Stockholder’s Equity and reported as one of these statement types.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact of ASU 2011-08 on our goodwill impairment testing process.

Pioneer will comply with these changes in fiscal year 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving credit lines bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 5.00% in accordance with our SSLA.  The prime rate as of September 30, 2011 was 3.25%.  In order for any impact to occur, the prime rate will need to increase more than 175 basis points.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 6.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of September 30, 2011 was 1.14%.  In order for any impact to occur, the 90 day moving average rate of treasury notes would need to increase by 241 basis points.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011, 2010 and 2009

(WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING REPORT THEREON)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholder of Pioneer Financial Services, Inc.

Pioneer Financial Services, Inc.

Kansas City, MO.

We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc., and its subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Minneapolis, MN
November 30, 2011

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND 2010

	As of September 30,
	2011	2010

ASSETS

Cash and cash equivalents - non-restricted	$1,256,841	$1,938,610
Cash and cash equivalents - restricted	696,578	669,391
Investments - restricted	3,087,572	6,009,301
Investments - non-restricted	2,832,972	1,442,734

Net finance receivables	330,704,771	329,957,394

Furniture and equipment, net	110,056	195,731
Deferred income tax asset	8,547,625	5,893,101
Prepaid and other assets	4,958,825	6,201,345
Deferred acquisition costs	5,917,860	4,608,299
Goodwill	31,474,280	31,474,280
Intangibles, net	7,740,200	10,713,800

Total assets	$397,327,580	$399,103,986

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$—	$21,373,000
Subordinated debt - parent	—	11,900,000
Accounts payable	217,661	1,376,242
Accrued expenses and other liabilities	8,156,940	7,226,758
Amortizing term notes	214,490,826	210,667,743
Investment notes	59,724,991	40,028,349

Total liabilities	282,590,418	292,572,092

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	114,522	167,680
Retained earnings	28,228,440	19,970,014

Total stockholder’s equity	114,737,162	106,531,894

Total liabilities and stockholder’s equity	$397,327,580	$399,103,986

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2011	2010	2009

Interest income and fees	$114,121,026	$105,460,224	$99,689,511

Interest expense	19,202,745	18,019,188	17,854,730

Net interest income before provision for credit losses	94,918,281	87,441,036	81,834,781
Provision for credit losses	25,565,703	22,432,831	23,454,336
Net interest income	69,352,578	65,008,205	58,380,445

Non-interest income, net
Debt Protection, Insurance premiums earned and other income	7,366,584	6,296,353	4,387,710
Total non-interest income, net	7,366,584	6,296,353	4,387,710

Non-interest expense
Management and record keeping services fee	39,532,624	37,070,755	34,285,932
Professional and regulatory fees	1,416,654	1,165,394	1,408,458
Amortization of intangibles	2,973,600	3,691,200	4,234,800
Other operating expenses	4,168,082	3,593,563	2,084,847
Total non-interest expense	48,090,960	45,520,912	42,014,037

Income before income taxes	28,628,202	25,783,646	20,754,118
Provision for income taxes	11,524,389	9,221,419	7,417,566
Net income	$17,103,813	$16,562,227	$13,336,552

Net income per share, basic and diluted (1)	$17,103,813	$16,562,227	$13,336,552

(1)  Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Stockholder’s Equity

For the years ended September 30, 2011, 2010 and 2009

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income
Balance, September 30, 2008	$88,543,991	$84,394,200	$4,149,791
Comprehensive income:
Net income	13,336,552	—	13,336,552	—
Unrealized gain on investments, net of tax of $66,976	124,383	—	—	124,383
Total comprehensive income	13,460,935	—	13,336,552	124,383
Capital contribution by parent	2,000,000	2,000,000	—	—
Dividend paid to parent	(3,517,834)	—	(3,517,834)	—
Balance, September 30, 2009	$100,487,092	$86,394,200	$13,968,509	$124,383
Comprehensive income:
Net income	16,562,227	—	16,562,227	—
Unrealized gain on investments, net of tax of $23,312	43,297	—	—	43,297
Total comprehensive income	16,605,524	—	16,562,227	43,297

Dividend paid to parent	(10,560,722)	—	(10,560,722)	—
Balance, September 30, 2010	$106,531,894	$86,394,200	$19,970,014	$167,680

Comprehensive income:
Net income	17,103,813	—	17,103,813	—
Unrealized loss on investments, net of tax of ($28,622)	(53,158)	—	—	(53,158)
Total comprehensive income	17,050,655	—	17,103,813	(53,158)
Dividend paid to parent	(8,845,387)	—	(8,845,387)	—
Balance, September 30, 2011	$114,737,162	$86,394,200	$28,228,440	$114,522

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income	$17,103,813	$16,562,227	$13,336,552
Adjustments to reconcile net income to net cash and cash equivilents provided by (used for) operating activities:
Provision for credit losses on finance receivables	25,565,703	22,432,831	23,454,336
Depreciation and amortization	2,893,041	3,873,419	4,663,599
Deferred income taxes	(2,625,901)	(1,688,424)	(1,776,250)
Interest accrued on investment notes	2,055,904	1,786,588	1,811,936
Changes in:
Accounts payable and accrued expenses	(228,399)	(971,712)	2,379,221
Deferred acquisition costs	(1,309,561)	(1,573,700)	4,284,931
Unearned premium reserves	3,062,168	3,661,587	(172,236)
Prepaids and other assets	1,242,520	(286,230)	287,646

Net cash provided by operating activities	47,759,288	43,796,586	48,269,735

Cash flows from investing activities:
Finance receivables purchased from affiliate	(251,013,073)	(240,871,321)	(225,538,247)
Finance receivables purchased from retail merchants	(29,026,308)	(37,421,612)	(45,203,536)
Finance receivables repaid	250,664,133	236,171,217	200,892,812
Capital expenditures	(25,920)	(57,294)	(186,672)
Change in restricted cash	(27,187)	(555,333)	587,642
Investments purchased - restricted	—	(1,089,712)	(4,058,839)
Investments purchased - non-restricted	(790,238)	—	—
Investments matured - restricted	130,237	2,189,168	2,722,000
Investments matured - non-restricted	2,200,000	—	—
Net cash used in investing activities	(27,888,356)	(41,634,887)	(70,784,840)

Cash flows from financing activities:
Net (borrowing) repayments under lines of credit	(21,373,000)	603,000	(2,816,000)
Proceeds from borrowings	142,131,268	102,976,531	114,824,809
Repayment of borrowings	(118,565,582)	(96,553,376)	(95,411,529)
Repayment of subordinated debt - parent	(13,900,000)	—	—
Dividends paid to parent	(8,845,387)	(10,560,722)	(3,517,834)

Net cash provided by (used in)/provided by financing activities	(20,552,701)	(3,534,567)	13,079,446

Net decrease in cash and equivalents	(681,769)	(1,372,868)	(9,435,659)

Cash and cash equivalents Beginning of period	1,938,610	3,311,478	12,747,137

Cash and cash equivalents End of period	$1,256,841	$1,938,610	$3,311,478

Additional cash flow information:
Interest paid	$16,449,222	$16,079,944	$14,560,248
Income taxes paid	$13,727,467	$12,019,609	$9,607,164
Noncash financing activities:
Capital contribution from parent	$—	$—	$2,000,000

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009

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

Cash and Cash Equivalents — Non-Restricted

We had no cash equivalents as of September 30, 2011 or 2010.  Our cash consisted of checking accounts with an aggregate balance of approximately $1.3 million and $1.9 million as of September 30, 2011 and 2010, respectively.

Cash and Cash Equivalents - Restricted

We are required to maintain restricted cash pursuant to an agreement with The Assurant Group (“Assurant”) a third party insurance company that underwrites policies sold by us. Based on the agreement, we are required to maintain cash and cash equivalents and/or investments in custodial accounts, in the amount of 102% of unearned premium and insurance claim and policy reserves, with a qualified financial institution. As of September 30, 2011, the amount required per the agreement with Assurant was $0.5 million.

Investments - Non-Restricted

We classify our certificates of deposit as held- to- maturity and our government bonds as available-for-sale. Held-to-maturity are recorded at historical cost, adjusted for amortization of premiums and accretion of discounts. We have the intent and ability to hold these investments to maturity. Available-for-sale are recorded at fair value. Unrealized gains and losses on available-for-sale investments are recorded as accumulated other comprehensive income in the shareholder’s equity section of our balance sheet, net of related income tax effects. The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is determined to be other than temporary, the carrying value of the investment is written down through earnings by the amount of the expected credit loss.

Investments - Restricted

We classify all restricted investments as available-for-sale and record them at fair value. Unrealized gains and losses are recorded as accumulated other comprehensive income in the shareholder’s equity section of our balance sheet, net of related income tax effects. The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is determined to be other than temporary, the carrying value of the investment is written down through earnings by the amount of the expected credit loss.

These investments are restricted pursuant to an agreement with Assurant.

Finance Receivables

Finance receivables are carried at amortized cost and are adjusted for unamortized direct origination fees and reduced for finance charges on pre-computed finance receivables, unearned dealer discounts, allowances for credit losses, debt protection reserves, insurance reserves and unearned fees and premiums. Debt protection and reinsurance reserves, unearned premiums and unearned fees applicable to credit risk on consumer receivables are treated as a reduction of finance receivables in the consolidated balance sheet since the payments on such policies generally, are used to reduce outstanding receivables.

Allowance for Credit Losses

We maintain an allowance for credit losses, which represents management’s best estimate of probable losses in the outstanding finance receivable portfolio.  The allowance for credit losses is reduced by actual credit losses and is increased by the provision for credit losses and recoveries of previous losses.  The provision for finance receivable losses are charged to earnings to bring the total allowance to a level considered necessary by management.  As the portfolio of total finance receivables consists of military loans and retail installment contracts, a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as two separate components: military loans and retail installment contracts.  Management considers numerous factors in estimating losses in our credit portfolio, including the following:

•                  Prior credit losses and recovery experience

•                  Current economic conditions

•                  Current finance receivable delinquency trends

•                  Demographics of the current finance receivable portfolio

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. Other intangible assets represent premiums paid for other identifiable assets (see Note 6:  Goodwill and Other Intangible Assets for more details).  Goodwill is not amortized over an estimated useful life, but rather is tested annually for impairment as of September 30th.  Intangible assets other than goodwill, which are determined to have finite lives, are amortized on straight-line or accelerated basis over their estimated useful lives between three and ten years. Amortizing intangibles are assessed for impairment only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Deferred Policy Acquisition Costs

The costs of acquiring the debt protection and insurance policies are primarily related to the production of new and renewal business and have been deferred to the extent that such costs are deemed recoverable from future revenue. Such costs principally include debt protection commission and reinsurance premium taxes and third party servicing fees.  Costs deferred on property and casualty and credit policies are amortized over the term of the related policies in relation to the premiums and fees earned.  We anticipated investment income in its periodic evaluation of whether deferred policy acquisition costs can be recovered from future revenue. If such costs are deemed to be not recoverable, the adjustment is recorded in the current period results of operations.

Debt Protection - Insurance Claims and Reserves

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

Revenue Recognition

Interest Income on Finance Receivables

Interest income on finance receivables is recognized as revenue on an accrual basis using the effective yield method.  The deferred fees, net of costs, are accreted into income using the effective - yield method over the estimated life of the finance receivable.  If a finance receivable, net of costs, liquidates before accretion is completed, we charge or credit any unaccreted net deferred fees or costs to income at the date of liquidation.  We recognized late charges as fee income when received.  We stop accruing interest income on finance receivables when a payment has not been received for 90 days, and the interest due exceeds an amount equal to 60 days of interest charges.  The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received.

Debt Protection and Reinsurance Income

MBD sells life, accident and health protection along with other exclusive coverage’s that are unique to our customers. Under an agreement, we assume from MBD, all risks on debt protection, credit accident, health insurance and all other coverage’s written on the military loans.  Unearned fees and premiums are recognized as non-interest income over the period of risk in proportion to the amount of debt protection provided.

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

The Company’s operations are included in the consolidated federal income tax return of MidCountry Financial Corp, and various combined state returns. Income taxes are paid to or refunded by MidCountry Financial Corp pursuant to the terms of a tax-sharing agreement, approved by the Board of Directors, under which taxes approximate the amount that would have been computed on a separate company basis. Income taxes incurred in the current and prior years will be available for recoupment by the Company only in the event of future net losses of consolidated MidCountry Financial Corp.

The Company receives a benefit at the federal and state rate in the current year for net losses incurred in that year to the extent losses can be utilized in the consolidated federal income tax return or combined state income tax return of MidCountry Financial Corp.  MidCountry Financial Corp currently files income tax returns in the United States federal jurisdiction, and various state jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed exams on MidCountry Financial Corp’s consolidated income tax returns for fiscal years September 30, 2007 and prior.  With the exception of a few states, MidCountry Financial Corp is no longer subject to income tax examinations prior to 2007 in major state jurisdictions. The Company does not believe any adjustments that may result from these examinations will be material to the Company.

New Accounting Pronouncements Not Yet Adopted

The FASB recently issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs, to substantially converge the guidance in GAAP and IFRS on fair value measurements and disclosures.

The amended guidance changes several aspects of the fair value measurement guidance in FASB ASC 820, Fair Value Measurement, including the following provisions:

• Application of the concepts of highest and best use and valuation premise

• Introduction of an option to measure groups of offsetting assets and liabilities on a net basis

• Incorporation of certain premiums and discounts in fair value measurements

• Measurement of the fair value of certain instruments classified in shareholders’ equity

In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. Some of the new disclosures are not required for nonpublic entities.

The amended guidance must be applied prospectively and is effective for all entities in 2012.

The FASB recently issued ASU 2011-05 which amends ASC 220 Financial reporting of other comprehensive income for public and private companies.  The objective is to improve consistency and transparency of items reported in other comprehensive income by reporting changes in stockholder’s equity in a single continuous statement of comprehensive income or in two separate, but consecutive statements.  As it pertains to PFS, other comprehensive income will be removed from Statement of Stockholder’s Equity and reported as one of these statement types.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The amendments in ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact of ASU 2011-08 on our goodwill impairment testing process.

We will comply with these changes in fiscal year 2012.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and disclosures of contingent assets and liabilities.  We use estimates and employ the judgments of management in determining the amount of our allowance for credit losses, insurance claims and policy reserves, and establishing the fair value of our financial instruments.  While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During fiscal year 2011, we purchased $425.6 million of military loans from MBD compared to $419.1 million during fiscal year 2010.  We acquired $30.9 million in retail installment contracts during fiscal 2011 compared to $39.4 million during fiscal 2010.  Unapplied finance receivables payments consist of principal amounts collected on September 30, 2011 due on October 1, 2011.

The following table represents finance receivables for the periods presented:

	As of September 30,
	2011	2010

Military loans	$370,601,538	$344,108,417
Retail installment contracts	34,632,001	42,932,469

Total finance receivables	405,233,539	387,040,886

Net deferred loan fees and dealer discounts	(21,519,999)	(20,294,073)
Unearned debt protection and insurance premium reserves	(14,701,405)	(11,639,237)
Unapplied finance receivables payments	(11,152,083)	—
Debt protection claims and policy reserves	(1,759,026)	(653,926)

Finance receivables - net of unearned fees and premiums	356,101,026	354,453,650

Allowance for credit losses	(25,396,255)	(24,496,256)

Net finance receivables	$330,704,771	$329,957,394

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

As part of the on-going monitoring of the credit quality of our entire finance receivable portfolio, management tracks certain credit quality indicators of our customers including trends related to (1) net charge-offs,  (2) nonperforming loans  and (3) payment history.

There is uncertainty inherent in these estimates, making it possible that they could change in the near term. We make regular enhancements to our allowance that have not resulted in material changes to our allowance methodology.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	As of and for the Year Ended
	2011			2010
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$22,764	$1,732	$24,496	$23,902	$719	$24,621
Finance receivables charged-off	(26,349)	(2,516)	(28,865)	(25,096)	(1,127)	(26,223)
Recoveries	3,693	506	4,199	3,206	459	3,665
Provision	22,862	2,704	25,566	20,752	1,681	22,433
Balance, end of period	22,970	2,426	25,396	22,764	1,732	24,496

Finance receivables	370,602	34,632	405,234	344,109	42,932	387,041
Allowance for loan losses	(22,970)	(2,426)	(25,396)	(22,764)	(1,732)	(24,496)
Balance net of allowance	$347,632	$32,206	$379,838	$321,345	$41,200	$362,545

The accrual of interest income is suspended when a full payment on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds an amount equal to 60 days of interest charges. Nonperforming loans represent those finance receivables on which the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days.  As of September 30, 2011, we had $7.8 million in military loans and $0.9 million in retail installment contracts that were nonperforming loans compared to $6.8 million in military loans and $0.7 in retail installment contracts as of September 30, 2010. We did not have any finance receivables greater than 90 days past due accruing interest as of September 30, 2011 or 2010.  The accrual of interest is resumed and the account is considered current when a full payment (95% or more of the contracted payment amount) is received.  We charge-off a loan after 180 days past due, consider it impaired and remove it from our finance receivable portfolio. We do not recognize interest income on impaired loans or restructure troubled debt as a form of curing delinquencies.

The following table reflects the amount of accrued interest receivable for nonperforming loans as of the periods presented:

	As of Years Ending September 30,
	2011 (1)	2010
	(dollars in thousands)

Total accrued interest receivable	$5,318	$6,036

Nonperforming assets:
Military loans	394	416
As percent of total accrued interest receivable	7.4%	6.9%

Retail installment contracts	14	12
As percent of total accrued interest receivable	0.3%	0.2%

Total accrued interest on nonperforming assets	$408	$428

Total nonperforming as a percent of total accrued interest	7.7%	7.1%

(1) Total accrued interest receivable is based on pro forma amounts

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

The following reflects the credit quality of the Company’s finance receivables:

	As of and for Year Ending September 30,
	2011	2010
	(dollars in thousands)

Total finance receivables:
Gross balance	$405,234	$387,041
Performing	396,507	379,523
Non-performing, 90 days delinquent	8,727	7,518
Non-performing loans as a percent of gross balance	2.15%	1.94%

Military loans:
Gross balance	$370,602	$344,109
Performing	362,787	337,295
Non-performing, 90 days delinquent	7,815	6,814
Non-performing loans as a percent of gross balance	2.11%	1.98%

Retail installment contracts:
Gross balance	$34,632	$42,932
Performing	33,720	42,228
Non-performing, 90 days delinquent	912	704
Non-performing loans as a percent of gross balance	2.63%	1.64%

As of September 30, 2011, the past due finance receivables are as follows:

	Age Analysis of Past Due Financing Receivables
	As of September 30, 2011
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Consumer Loans:
Military Loans	$4,697	$7,815	$12,512	$358,090	$370,602
Retail Installment Contracts	529	912	1,441	33,191	34,632
Total	$5,226	$8,727	$13,954	$391,280	$405,234

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

The chart below details the amount of earned fees that are related to our debt protection product as of the period presented:

	As of and for the Year Ended
	2011	2010

Revenue:
Net debt protection revenue, net	$7,261,475	$1,285,641

Expenses:
Claims paid and change in reserve	$1,879,518	$131,258
Third party commissions paid	797,989	138,656
Total expenses	$2,677,507	$269,914

Net debt protection income:	$4,583,968	$1,015,727

Activity in the liability for unpaid claims and claim adjustment expenses for our health and life coverage for debt protection and reinsurance are summarized as follows:

	As of and for the Year ended
	2011	2010	2009

Balance, beginning of period	$653,926	$627,106	$507,470

Claim amount incurred, related to
Prior periods	906,342	281,310	246,950
Current period	984,708	186,067	210,928
Total	1,891,050	467,377	457,878

Claim amount paid, related to
Prior periods	376,690	265,167	182,426
Current period	409,260	175,390	155,816
Total	785,950	440,557	338,242

Balance, end of period	$1,759,026	$653,926	$627,106

NOTE 3:  INVESTMENTS - RESTRICTED

Assurant processes and administers insurance transactions and activity on behalf of the Company.  Pursuant to applicable insurance regulations, we are required to maintain a 102% of unearned premium and insurance claim and policy reserves, with a qualified financial institution which, as of September 30, 2011 was $0.5 million. These investments were comprised of certificates of deposits and government bonds.  Investment income on restricted investments for the years ended September 30, 2011 and 2010 was approximately $203,023 and $278,487 respectively.  As of September 30, 2011, restricted investments of $3.1 million will mature after one year and before five years.

We record our restricted investments at fair value.  The following table represents the restricted investments as of September 30, 2011 and 2010:

	As of September 30, 2011				As of September 30, 2010
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses) (1)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:
Government bonds	2,911,384	176,188	—	3,087,572	5,751,333	259,935	(1,967)	6,009,301
Total restricted investments	$2,911,384	$176,188	$—	$3,087,572	$5,751,333	$259,935	$(1,967)	$6,009,301

(1)  The unrealized gain on investments of $176,188 net of tax of $61,666 represents the accumulated other comprehensive income of $114,522.

During fiscal 2011and 2010, we did not recognize any material realized gains or losses or receive proceeds from sales on restricted investments.

NOTE 4:  INVESTMENTS — NON-RESTRICTED

Non-restricted investments are comprised of certificates of deposit, government bonds and corporate bonds. We have total non-restricted investments of $2.8 million and $1.4 million as of September 30, 2011 and 2010 respectively.  As of September 30, 2011, non-restricted investments of $1.7 million will mature within one year and $1.1 million will mature before five years, $30,000 will mature after 10 years.

The following table represents the non-restricted investments as of September 30, 2011 and 2010:

	As of September 30, 2011				As of September 30, 2010
	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Non-restricted investments:
Certificates of deposit	$900,012	$—	$—	$900,012	$100,000	$—	$—	$100,000
Government bonds	1,932,960	—	—	1,932,960	1,039,008	—	—	1,039,008
Corporate bonds	—	—	—	—	303,726	—	—	303,726
Total restricted investments	$2,832,972	$—	$—	$2,832,972	$1,442,734	$—	$—	$1,442,734

During fiscal 2011and 2010, we did not recognize any material realized gains or losses or receive proceeds from sales on non-restricted investments.

NOTE 5: FURNITURE AND EQUIPMENT

Cost and accumulated depreciation of property and equipment at September 30, 2011 and 2010 is as follows:

	As of and for the Year Ended,
	2011	2010

Furniture and equipment	$41,200	$41,200
Computer software	1,137,164	1,111,244
	1,178,364	1,152,444

Less accumulated depreciation	(1,068,308)	(956,713)

Furniture and equipment - net	$110,056	$195,731

Furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives are 7 years for furniture and equipment, and 3 years for computer software. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $0.1 million for the year ended September 30, 2011 and $0.3 million for the year ended September 30, 2010.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the Transaction, MCFC paid the shareholders of Pioneer Funding Inc., (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC was also required to pay the Sellers an additional $5 million in contingent payments, of which $4 million was contributed to us and $1 million to MBD.  The final contingent payment was made on March 31, 2009.  The total purchase price was $90,229,762.

The fair value assigned to intangible assets acquired and assumed liabilities is supported by valuations using estimates and assumptions provided by management.

We test goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. The provisions of ASC-350 require that a two-step impairment test be performed on goodwill. We have one reporting unit. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If upon completing the second step of the impairment test the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets at September 30, 2011 and 2010 are as follows:

	As of and for the Year Ended September 30,
	2011			2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(7,929,344)	$3,070,656	$11,000,000	$(6,600,944)	$4,399,056
Agent relationships	700,000	(456,968)	243,032	700,000	(369,368)	330,632
Vendor relationships	1,700,000	(1,109,608)	590,392	1,700,000	(894,808)	805,192
Trade name	7,000,000	(3,674,508)	3,325,492	7,000,000	(2,907,708)	4,092,292
Technology	4,000,000	(3,489,372)	510,628	4,000,000	(2,913,372)	1,086,628
Valuation of business acquired - unearned premium	1,600,000	(1,600,000)	—	1,600,000	(1,600,000)	—

Total amortizable intangibles	$26,000,000	$(18,259,800)	$7,740,200	$26,000,000	$(15,286,200)	$10,713,800

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ending	Annual Amortization
September 30,	Expense

2012	$2,235,000
2013	1,706,000
2014	1,243,000
2015	1,027,000
Thereafter	1,529,200

Total	$7,740,200

Management evaluated our goodwill at September 30, 2011, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value.  There were no impairments of amortizable intangible assets, as of September 30, 2011.

NOTE 7:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into the SSLA with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends March 31, 2011 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  As of September 30, 2011, we could request up to $102.7 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of September 30, 2011, the lenders have indicated a willingness to participate in fundings up to an aggregate of $319.2 million during the next 12 months, including $214.5 million which is currently outstanding.  In addition, the Company has borrowings of $14.9 million from withdrawing banks who had previously participated in the SLA or SSLA.

In the third quarter of fiscal 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or hinder any action by us, or the voting banks.  As of September 30, 2011, we had 22 non-voting banks from who we borrowed $44.5 million. The balance of these notes as of September 30, 2011 was $36.8 million.

The aggregate notional balance outstanding under amortizing notes was $214.5 million and $210.7 million at September 30, 2011 and 2010, respectively.  There were 370 and 338 amortizing term notes outstanding at September 30, 2011 and 2010, respectively, with a weighted-average interest rate of 6.19% and 6.39%, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 6.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average, aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the year ended September 30, 2011, we paid our lenders $0.6 million in uncommitted availability fees.

Advances outstanding under the revolving credit line were zero and $21.4 million at September 30, 2011 and 2010, respectively. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.00%, whichever is greater.  Interest on borrowings was 5.00% at September 30, 2011 and 2010, respectively.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net finance receivables, unless otherwise required by generally accepted accounting principles (“GAAP”), (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated net finance receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required may be distributed as a dividend.

We may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $750,000 plus reimbursable expenses.  Such amount may be increased by the CPI published by the United States Bureau of Labor for the calendar year then most recently ended.  Except as required by law, we may not stop purchasing small loans to military families from MBD, unless the lenders consent to such action.

The breach of any of these covenants could result in a default under the SSLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable.  As of September 30, 2011, we were in compliance with all loan covenants.

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

Subordinated Debt — Parent

In fiscal year 2011, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of September 30, 2011, the outstanding balance under this facility was zero.  We expect to receive no additional borrowings from the parent during the next 12 months.

Investment Notes

We have borrowings through the issuance of investment notes (with accrued interest) with a book value of $59.7 million, which includes a $0.4 million purchase adjustment as of September 30, 2011 and $40.0 million, which includes a $0.5 million purchase adjustment as of September 30, 2010.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature 1 to 10 years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $49,951 and $38,693, with a weighted average interest rate of 9.12% and 9.38% at September 30, 2011 and 2010, respectively.

As of September 2011, we had issued 151 investment notes, in conjunction with this offering, with an aggregate value of approximately $7.6 million. See “Liquidity and Capital Resources.”

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) at September 30, 2011, follows:

	Amortizing Notes	Amortizing Notes	Amortizing Notes
	SSLA Lenders	Withdrawing Banks	Non-Voting Banks	Investment Notes	Total
2012	$69,528,533	$12,667,228	$10,589,617	$11,778,875	$104,564,253
2013	50,049,792	2,184,317	11,286,342	6,071,100	$69,591,551
2014	28,859,424	—	11,528,207	9,351,367	$49,738,998
2015	14,378,316	—	3,418,621	7,957,322	$25,754,259
2016	429	—	—	13,420,721	$13,421,150
2017 and beyond	—	—	—	10,763,499	$10,763,499
Total	$162,816,494	$14,851,545	$36,822,787	$59,342,884	$273,833,710

NOTE 8: INCOME TAXES

The provision for income taxes for the years ended September 30, 2011, 2010, and 2009, consisted of the following:

	For the Year Ending 2011
	Federal	State	Total
Current	$10,555,061	$3,595,229	$14,150,290
Deferred	(2,134,522)	(491,379)	(2,625,901)
Total	$8,420,539	$3,103,850	$11,524,389

	For the Year Ending 2010
	Federal	State	Total
Current	$9,770,014	$947,900	$10,717,914
Deferred	(1,272,534)	(223,961)	(1,496,495)
Total	$8,497,480	$723,939	$9,221,419

	For the Year Ending 2009
	Federal	State	Total
Current	$8,439,003	$894,175	$9,333,178
Deferred	(1,772,437)	(143,175)	(1,915,612)
Total	$6,666,566	$751,000	$7,417,566

The actual tax expense for the years ended 2011, 2010, and 2009 differs from the computed ‘expected’ tax expense for those years (computed by applying the applicable United States federal corporate tax rates of 35%, 35% and 34%, respectively, to income before income taxes) as follows:

	As of and for the Year Ended,
	2011	2010	2009
Computed ‘expected’ tax expense	$10,019,871	$9,024,277	$7,056,400
State tax (net of federal tax effect)	2,226,005	343,310	447,043
Other tax expense (benefit)	(721,487)	(146,168)	(85,877)
Total	$11,524,389	$9,221,419	$7,417,566

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2011 and 2010 are presented below:

	As of and for the Year Ended
	2011	2010
Deferred assets:
Allowance for credit losses	$9,892,366	$9,109,697
Unearned insurance commissions	—	26,041
State NOL’s and Credits	—	146,465
Unearned insurance reserves	644,262	311,182
Fair value adjustment of acquisitions	143,983	163,755
Uncertain tax positions	569,851	321,410
Other	137,752	172,844
Total deferred assets	$11,388,214	$10,251,394

Deferred liabilities:
Amortization - intangible assets	$2,676,209	$3,752,823
Loan origination & policy acquisition costs	20,294	527,121
Depreciation	27,780	(47,152)
Other	116,306	125,501
Total deferred liabilities	2,840,589	4,358,293

Net deferred assets	$8,547,625	$5,893,101

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not, the Company will realize the benefits of those deductible differences based on the following: historical taxable income, projections for future taxable income over the periods which the deferred tax assets are deductible, the tax sharing agreements and the group of member companies which file unitary state tax returns.

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

As of September 30, 2011, 2010, and 2009, the reserve for uncertain tax positions was approximately $1.7 million, $0.8 million, and $1.1 million, respectfully.  The reserve for uncertain tax positions is included in other liabilities in the consolidated balance sheet as of September 30, 2011, 2010, and 2009. We had $201,000 of unrecognized tax benefit that if realized would affect the effective tax rate. Interest and penalties recognized are recorded as a component of income tax expense in the amount of $43,000, $(145,000) and $23,000 for each year ended September 30, 2011, 2010, and 2009 respectively.

A reconciliation of unrecognized tax benefits for fiscal year 2011, 2010 and 2009 is as follows:

	As of and for the Year Ended
	2011	2010	2009
Balance — beginning of year	$520,200	$645,000	$739,000
Increase of tax positions taken in prior periods	1,060,000	44,900	27,000
Increase of tax positions taken in current period	13,000	—	—
(Decrease) due to lapse of applicable statute of limitations	(225,000)	(169,700)	(121,000)
Balance — end of year	$1,368,200	$520,200	$645,000

In addition, we have accrued cumulative interest and penalties of approximately $330,000, $287,000, and $431,000 as of September 30, 2011, 2010 and 2009, respectively.

MidCountry Financial Corp files a consolidated federal income tax return with its subsidiaries and state jurisdictions.  The U.S. Internal Revenue Service has completed exams on MidCountry Financial Corp’s consolidated income tax returns for fiscal years ending September 30, 2007 and prior.  With the exception of a few states, MidCountry Financial Corp is no longer subject to income tax examinations prior to September 30, 2007 in major tax jurisdictions.  The Company does not believe any adjustments that may result from these examinations will be material to the Company.

The Company does not believe a significant increase or decrease in the uncertain tax positions will occur in the next twelve months.

NOTE 9:  RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Thomas H. Holcom, Jr., and certain immediate family members own investment notes issued by us.  Amounts held by these related parties totaled $785,461 and $554,074 at September 30, 2011 and 2010, respectively.  These investment notes will mature in 2012 and 2021, and bear a weighted average interest rate of 7.22%.  Carol Jackson, a member of the MCFC Board of Directors, owns investment notes issued by us. Amounts held by her totaled $500,000 and zero at September 30, 2011 and 2010, respectively. These investment notes will mature in 2014 and bear a weighted average interest rate of 8.25% (See Note 7 to the consolidated financial statements).

We entered into a LSMS Agreement with MBD in June 2009.  Under the LSMS agreement, we buy certain military loans that MBD originates and receives management and record keeping services.  The following table represents the related party transactions associated with this agreement and other related transactions for the periods presented.

	As of and for the Year Ended
	2011	2010	2009
Loan purchasing:
Loans purchase from MBD	$251,013	$240,872	$225,538

Management and record keeping services:
Monthly servicing (8.4% of outstanding principal)	$33,609	$31,324	$31,503
Monthly servicing ($33.86 for each loan owned prior fiscal year)	5,173	5,012	2,048
Fees paid in connection with MBD originations (*)	3,631	3,620	3,895
Total management and record keeping services	$42,413	$39,956	$37,446

Other transactions:
Tax payments	$13,727	$12,020	$9,607
Dividends paid to MCFC	8,845	10,561	3,518
Total other transactions	$22,572	$22,581	$13,125

(*) $30.00 for each loan purchased.

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

The carrying amounts and estimated fair values of our financial instruments at September 30, 2011 and 2010 are as follows:

	As of September 30, 2011		As of September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$1,256,841	$1,256,841	$1,938,610	$1,938,610
Cash and cash equivalents - restricted	696,578	696,578	669,391	669,391
Investments - restricted	3,087,572	3,087,572	6,009,301	6,009,301
Investments - non-restricted	2,832,972	2,832,972	1,442,734	1,442,734
Net finance receivables	330,704,771	331,555,761	329,957,394	331,428,149

Financial liabilities:
Revolving credit line - banks	$—	$—	$21,373,000	$21,373,000
Amortizing term notes	214,490,826	214,642,324	210,667,743	212,024,554
Investment notes	59,724,991	59,876,461	40,028,349	38,565,892
Subordinated parent - debt	—	—	11,900,000	11,900,000

Investments in debt securities measured and reported at fair value are classified and disclosed in one of the following categories:

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

As of September 30, 2011 and 2010, our investments in debt securities were $5.0 million and $6.0 million, respectively, which are classified as Level 1.

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

There were no changes in our internal controls over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of fiscal year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

Management of Pioneer Financial Services, Inc. assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of September 30, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ Thomas H. Holcom Jr.
Thomas H. Holcom, Jr.
Chief Executive Officer

/s/ Laura V. Stack
Laura V. Stack
Chief Financial Officer, Treasurer and Asst. Secretary

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding directors and executive officers as of September 30, 2011:

Name	Age	Position

Thomas H. Holcom, Jr.	65	Chief Executive Officer and Chairman
Laura V. Stack	48	Chief Financial Officer, Treasurer, Asst. Secretary and Director
Joseph B. Freeman	41	President, Chief Operating Officer and Director
Robert F. Hatcher	69	Director

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

Since June 2007, Thomas H. Holcom, Jr. has served as the Chief Executive Officer and as of December 2011, he became the chairman of the board of directors of PFS.   Mr. Holcom has been associated with PFS since 1985 when he joined as the Chief Financial Officer.  He was named Chief Operating Officer in September 2000 and promoted to Chief Executive Officer in May 2007.  Prior to joining PFS, Mr. Holcom spent 19 years with a regional bank with assets over $1 billion and rose to the level of Executive Vice President.  His career has encompassed strategic planning, corporate finance, consulting, investments, risk management and marketing.  He serves in leadership positions on the boards of numerous professional and civic organizations.  As such, Mr. Holcom has a deep knowledge and understanding of the industry and market in which we operate, our goals and objectives and related strategies to achieve such goals and objectives, the financials concerns and challenges we face and significant experience in the management and operations of finance companies.

Since June 2007, Laura V. Stack has served as PFS’s Chief Financial Officer, Treasurer and Secretary.   .   She has been a member of Board of Directors since January 12, 2010 and a member of our Audit Committee and the Audit Committee Financial Expert since December 2010.  Prior to that most recently, Ms. Stack was Director of Corporate Finance and previously held the position of Controller for PFS. Ms. Stack joined PFS in 1999, after serving as Vice-President for a financial services firm with responsibilities for accounting, cash management, financial/regulatory reporting, consolidating-corporation budget and auditing.  Ms. Stack serves on the board of directors for the charitable organization, Friends of Alvin Ailey.  As such, Ms. Stack has accounting experience and knowledge about public companies, the financials concerns and challenges faced in our industry, our regulatory environment and significant experience in financial reporting of finance companies to the SEC and our lenders.

Joseph B. Freeman is the President and Chief Operating Officer.  He was named to that position, succeeding Mr. Holcom in 2010.  He also became the Chief Operating Officer succeeding Mr. Holcom in July 2007 when Mr. Holcom became Chief Executive Officer in connection with the Transaction.  Prior to that Mr. Freeman held the dual role of Chief Strategy Officer and Chief Lending Officer.  Since 2010, Mr. Freeman has served on the Board of Directors and Audit Committee for PFS.  He joined PFS in 2002 after serving as President of a successful Internet Marketing Company that helped clients align their marketing efforts with operations, ROI initiatives and strategic objectives. Mr. Freeman has considerable business experience in accounting, operations, consulting, and marketing. His community and philanthropic activities span a wide breadth of Kansas City organizations and universities.  As such, Mr. Freeman has management and operational oversight experience of finance companies.  As a former manager for Deloitte, our registered accounting firm, he has accounting experience for public companies and understands the regulatory environment in which we operate.

Robert F. Hatcher has served as a member of the board of directors since January 2010.   Mr. Hatcher is President and Chief Executive Officer of MidCountry.  Mr. Hatcher was the President of First Liberty Bank from 1988 until 1990 and President and Chief Executive Officer of that bank and its parent, First Liberty Financial Corp., from 1990 until its merger with BB&T in 1999. Prior to joining First Liberty, Mr. Hatcher served in various positions with Trust Company Bank (now SunTrust) for 27 years.  He has been a director of MidCountry since 2002.  Mr. Hatcher has management and financial experience as a chief executive officer of a financial services company. He also has oversight and corporate governance experience as a current member and former chairman of the Board of Regents of the University System of Georgia and a current and former director of various corporate and nonprofit entities.

Director Compensation, Composition and Committees

We have no outside directors and do not pay separate compensation for serving as a director.

We are a wholly-owned subsidiary of MCFC. In view of this, the small size of our board of directors (“Board”) and that we do not have publicly traded equity securities that would be subject to exchange listing requirements, we do not have a separate standing nominating committee or compensation committee. The functions which are normally performed by those committees are performed by our board of directors as a whole. Our board has formed an audit committee, consisting of two members of our board of directors, Laura V. Stack and Joseph B. Freeman.  Ms. Stack has been appointed the chair of the audit committee and is an audit committee expert.  The designation of a person as an “audit committee financial expert”, within the meaning of the rules under Section 407 of the Sarbanes-Oxley Act of 2002, shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the audit committee, nor shall it decrease the duties and obligations of other audit committee members or the board. The audit committee does not have a separate charter.   In recognition of the expertise and experience of the audit committee of MCFC, our audit committee relies and expects to continue to rely heavily on MCFC’s audit committee in fulfilling the functions of an audit committee.  Our executive officers and directors are subject to our Code of Ethics, a copy of which may be obtained at no charge from us upon written request.

ITEM 11.               EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to each of our Principal Executive Officer (referred to in this CD&A as our “Chief Executive Officer”) and Principal Financial Officer (referred to in this CD&A as our “Chief Financial Officer”) and other executive officers for all services rendered by these officers in all capacities to us.  During the last completed fiscal year, our named executive officers and other executive officers have been employed by MBD.  The Chief Executive Officer provides less than 50% of his services to PFS.  The Chief Financial Officer provides over 50% of services to PFS.  The other executive officers provide less than 50% of services to us.  Other than our Chief Executive Officer, Chief Financial Officer, and President and Chief Operating Officer none of our executive officers earned or were paid or awarded compensation equal to or greater than $100,000 for services provided to us in any capacity.  Beginning on June 1, 2007, in connection with the Transaction, we have provided no compensation to any of our executive officers.  As disclosed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations,” we pay MBD various fees for services to us.  All compensation for the named and other executive officers is paid by MBD and determined by the Compensation Committee of MCFC (the “Compensation Committee”).

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

MCFC Compensation Committee’s Responsibilities

The board of directors of MCFC (the “MCFC Board”) established the MCFC Compensation Committee that is to be responsible for oversight of MCFC’s executive compensation program, including stock grants, to ensure that MBD and MCFC provide the appropriate motivation to retain the key executives and employees and achieve superior corporate performance and stockholder value. The MCFC Compensation Committee is responsible for all matters dealing with executive officers and director’s compensation including:  annual incentive plans, employment contracts for executive officers, restricted stock unit awards, and stock option awards for eligible employees.

The MCFC Compensation Committee is composed of three directors and meets approximately two to four times per year.  Reports of the MCFC Compensation Committee’s actions and recommendations are presented to the full MCFC Board after each meeting.  In September 2010, the Compensation Committee engaged CBIZ Human Capital Services (“CBIZ”), an independent executive compensation consultant, to advise it on compensation matters for executive officers based on information provided to CBIZ by MCFC’s management and CBIZ’s independent research.  A formal review of executive compensation is completed every two years by an independent executive compensation consultant.

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

Program Elements

Our executive compensation program is composed of base salary, annual incentive and long-term incentive compensation. During fiscal year 2011, Joseph B. Freeman was named to the position of President, succeeding Thomas H. Holcom Jr. in that position.  Accordingly, Mr. Holcom’s responsibilities for PFS have decreased and Mr. Freeman’s have increased. As a result of this change, the portion of Mr. Holcom’s compensation attributable to his duties for PFS have declined and Mr. Freemans have increased.  The following table outlines the total compensation earned by, paid and awarded to, our named executive officers for services provided to us in any capacity.

Name and Principal Position	Year	Salary	Annual Incentive (1)	Restricted Stock Awards	All Other Compensation	Total Annual Compensation

Thomas H. Holcom Jr.
Chief Executive Officer	2011	$65,923	$42,777	$11,682	$6,723	$127,105
President and Chief Executive Officer	2010	$76,731	$64,479	$14,768	$3,327	$159,305
President and Chief Executive Officer	2009	$69,808	$40,838	$22,531	$7,161	$140,337

Laura V. Stack
Chief Financial Officer	2011	$85,217	$48,455	$—	$5,874	$139,547
Chief Financial Officer	2010	$82,023	$49,214	$—	$5,389	$136,625
Chief Financial Officer	2009	$78,591	$47,154	$—	$4,294	$130,039

Joe B. Freeman
President and Chief Operating Officer	2011	$58,950	$38,401	$3,704	$4,743	$105,798
Chief Operating Officer	2010	$46,177	$34,628	$3,608	$2,692	$87,105
Chief Operating Officer	2009	$41,660	$33,745	$5,557	$1,952	$82,914

(1) Annual incentives earned are paid in the subsequent fiscal year.

Base Salary

The MCFC Compensation Committee sets base salaries after considering an individual’s responsibilities, experience and overall job performance.  In September 2010, the MCFC Compensation Committee reviewed the competitiveness of base compensation as compared to a third party peer group.  Base salaries for executive officers are targeted to the midpoint of the peer group.

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

Incentive and Retention Plan Awards

	Threshold ($)	Target ($)	Maximum ($)
Thomas H. Holcom Jr.	$37,828	$90,786	$136,179

Laura V. Stack	$41,864	$62,796	$83,728

Joeseph B. Freeman	$31,739	$47,609	$63,479

For 2011, Mr. Holcom’s annual incentive is based 30% on our operating earnings, 25% on the operating earnings of MCFC 20% on loan portfolio level, 10% on customer satisfaction measurement and 15% based on delinquency plus net charge-offs. To receive an incentive payment, the minimum performance objective must be achieved.

For 2011, Ms. Stack’s annual incentive is based 40% on our operating earnings combined with the operating earnings of MBD, 25% on the portfolio, full time equivalent ratio, 25% net charge off and 10% customer count . To receive an incentive payment, the minimum performance objective must be achieved.

For 2011, Mr. Freeman’s annual incentive is based 45% on our operating earnings of MCFC, 25% on loan portfolio level at year end and 20% on delinquency plus net charge-offs at year end. To receive an incentive payment, the minimum performance objective must be achieved.

Long Term Incentive

MBD and MCFC provide our executive officers with a Long Term Incentive Plan (“LTIP”) that annually grants restricted stock to officers that are nominated for the program based on earned annual cash incentive, if one is earned.  The restricted stock awards vest 40% on the third anniversary of the grant date, 30% on the fourth anniversary of the grant date and 30% on the fifth anniversary of the grant date.

The MCFC Compensation Committee reviews the third party peer group data provided by CBIZ to help it award long term incentives, which are competitive with our third party peer group.

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired	Value Realized on Exercise ($)	Number of Shares Acquired	Value Realized on Vesting ($)
Thomas H. Holcom Jr.
May 31, 2011	—	$—	1,167	$—
December 1, 2010	6,250	—	2,167	14,602
May 31, 2010	—	—	1,167	6,535
December 1, 2009	11,250	—	2,167	8,233
Laura V. Stack
May 31, 2011	—	$—	—	$—
December 1, 2010	—	—	—	—
May 31, 2010	—	—	—	—
December 1, 2009	6,000	—	—	—
Jeseph B. Freeman
May 31, 2011	—	$—	—	$—
December 1, 2010	—	—	550	1,202
May 31, 2010	—	—	400	2,241
December 1, 2009	5,250	—	550	2,088

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

Potential payments upon termination

Assuming the employment of our named executive officer were to be terminated by the company without cause or by such executive with good reason as of September 30, 2011, the following individual would be entitled to payments as stipulated in the terms of his signed Employment Agreement.

Severance Benefits

	Average Base Salary (1)	Average Annual Incentive	Total
Thomas H. Holcom Jr.	$70,835	$47,347	$118,182
Joseph B. Freeman	54,784	40,149	94,933

(1) Average amounts are based on the most current three years

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

0Table of Contents

REPORT OF THE COMPENSATION COMMITTEE

Our Board serves as our Compensation Committee and has reviewed and with the assistance of the MCFC Compensation Committee reviewed and discussed the Compensation Discussion and Analysis presented above with management.  Based on that review and discussion, our Board has recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By our Board; Tom H. Holcom, Laura V. Stack, Joseph B. Freeman, Robert F. Hatcher.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Board are set forth in the preceding section.  During the past three fiscal years, none of our executive officers served on the MCFC Compensation Committee or any compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on the MCFC Compensation Committee.  Our Board is our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2011, MCFC, a Georgia corporation, owns one share of our common stock, which constitutes our only outstanding and issued share of common stock. We have no other class of capital stock authorized.  The address of MCFC is 201 Second Street, Suite 950 (31201), P.O. Box 4164, Macon, Georgia 31208.  MCFC has sole voting and investment power with respect to the share of our common stock set forth above.  Neither our director nor any of our executive officers own any shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Chief Executive Officer, Thomas H. Holcom, Jr., and certain immediate family members own investment notes issued by us.  Amounts held by these related parties totaled $785,461 and $554,074 at September 30, 2011 and 2010, respectively.  These investment notes will mature in 2011 and 2012, and bear a weighted average interest rate of 7.22% as of September 30, 2011 and 7.81% as of September 30, 2010.  Carol Jackson, a member of the MCFC Board of Directors, owns investment notes issued by us. Amounts held by her totaled $500,000 and zero at September 30, 2011 and 2010, respectively. These investment notes will mature in 2014 and bear a weighted average interest rate of 8.25% (See Note 9 to the consolidated financial statements).

We entered into a LSMS Agreement with MBD in June 2009.  Under the LSMS agreement, we buy certain military loans that MBD originates and receives management and record keeping services.  The following table represents the related party transactions associated with this agreement and other related transactions for the periods presented.

	As of and for the Year Ended
	2011	2010	2009
Loan purchasing:
Loans purchase from MBD	$251,013	$240,872	$225,538

Management and record keeping services:
Monthly servicing (8.4% of outstanding principal)	$33,609	$31,324	$31,503
Monthly servicing ($33.86 for each loan owned prior fiscal year)	5,173	5,012	2,048
Fees paid in connection with MBD originations (*)	3,631	3,620	3,895
Total management and record keeping services	$42,413	$39,956	$37,446

Other transactions:
Tax payments	$13,727	$12,020	$9,607
Dividends paid to MCFC	8,845	10,561	3,518
Total other transactions	$22,572	$22,581	$13,125

(*) $30.00 for each loan purchased.

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

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Report of the Audit Committee

In fulfilling its oversight responsibilities, our audit committee, with the assistance of the audit committee of the MCFC Board, reviewed and discussed the audited consolidated financial statements for fiscal year 2011 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, our audit committee, with the assistance of the audit committee of the MCFC Board, discussed with our independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) AU380.

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

Based on these reviews and discussions, our audit committee, with the assistance of the audit committee of the MCFC Board, has recommended that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended September 30, 2011 for filing with the U.S. Securities and Exchange Commission.

By the audit committee:

/s/ Laura V. Stack
Laura V. Stack

/s/ Joseph B. Freeman
Joseph B. Freeman

Audit Fees

Deloitte & Touche LLP, or DT, has been engaged to perform the audit of the financials for the fiscal year ended September 30, 2011 and 2010.  The aggregate fees DT billed for professional services rendered in fiscal years 2011 and 2010 were approximately $341,218 and $251,160, respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2011 and 2010 by DT, which are not reported under “Audit Fees” above, were approximately $29,000 and $17,000, respectively.  These fees were primarily for out-of-pocket expenses.

Tax Fees

The aggregate fees billed for tax services rendered in fiscal year 2011 and 2010 by DT were $163,308 and $79,554, respectively.  The aggregate fees billed for tax services rendered in fiscal year 2010 and 2009 by PricewaterhouseCoopers LLP were approximately $8,624 and $157,634, respectively.  These fees were primarily for preparation of federal and state tax returns.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations, warranties and covenants by the parties and other factual information about us, MBD or MCFC or their respective businesses or operations. These representations, warranties covenants and other factual statements (i) have been made solely for the benefit of the other party or parties to such agreements; (ii) were made only as of the date of such agreements or such other date(s) as expressly set forth in such agreements and are subject to more recent developments, which may not be fully reflected our public disclosure, (iii) may have been subject to qualifications with respect to materiality, knowledge and other matters, which qualifications modify, qualify and create exceptions to the representations, warranties and covenants in the Agreements, (iv) may be qualified by disclosures made to such other party or parties in connection with signing such agreements, which disclosures contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants in the Agreements, (v)  have been made to reflect the allocation of risk among the parties to such agreements rather than establishing matters as facts, and (vi) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations, warranties, covenants and statements of act should not be relied upon by investors as they may not describe our actual state of affairs as of September 30, 2011 or as of the date of filing this Annual Report on Form 10-K.

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

4.12

Amendment No. 8 to the Secured Senior Lending Agreement dated as of July 1, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Page County State Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.13

Amendment No. 9 to the Secured Senior Lending Agreement dated as of July 8, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and CrossFirst Bank Leawood (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.14

Amendment No. 10 to the Secured Senior Lending Agreement dated as of July 12, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and People’s Community State Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.15

Amendment No. 11 to the Secured Senior Lending Agreement dated as of July 22, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First State Bank & Trust Co. of Larned (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.16

Amendment No. 12 to the Secured Senior Lending Agreement dated as of September 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and United Bank of Kansas (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.17

Amendment No. 13 to the Secured Senior Lending Agreement dated as of September 13, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Macon Atlanta State Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.18

Amendment No. 14 to the Secured Senior Lending Agreement dated as of September 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Peoples Community Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.19

Amendment No. 15 to the Secured Senior Lending Agreement dated as of September 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Blue Ridge Bank and Trust Co. (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.20

Amendment No. 16 to the Secured Senior Lending Agreement dated as of October 6, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Community Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.21

Amendment No. 17 to the Secured Senior Lending Agreement dated as of October 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Guaranty Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.22

Amendment No. 18 to the Secured Senior Lending Agreement dated as of October 26, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and ONB Bank and Trust Company (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.23

Amendment No. 19 to the Secured Senior Lending Agreement dated as of November 19, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Alterra Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.24

Amendment No. 20 to the Secured Senior Lending Agreement dated as of December 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Federal Savings Bank of Creston, F.S.B. (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.25

Amendment No. 21 to the Secured Senior Lending Agreement dated as of December 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Sunflower Bank, National Association (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.26

Amendment No. 22 to the Secured Senior Lending Agreement dated as of December 13, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Enterprise Bank and Trust (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.27

Amendment No. 23 to the Secured Senior Lending Agreement dated as of December 16, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Bank of Blue Valley (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.28

Amendment No. 24 to the Secured Senior Lending Agreement dated as of December 29, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Hawthorn Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

4.29

Amendment No. 25 to the Secured Senior Lending Agreement dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Lyon County State Bank (filed with SEC February 12, 2011 with quarterly report 10Q)

4.30

Amendment No. 26 to the Secured Senior Lending Agreement dated as of May 03, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A. Replace of section 12.3 Increase of Total Senior Debt. (filed with SEC August 12, 2011 with quarterly report 10Q)

4.31

Amendment No. 27 to the Secured Senior Lending Agreement dated as of May 05, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and ONB Bank and Trust Company. (filed with SEC August 12, 2011 with quarterly report 10Q)

4.32

Amendment No. 28 to the Secured Senior Lending Agreement dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Carrollton Bank. (filed with SEC August 12, 2011 with quarterly report 10Q)

4.33

Amendment No. 29 to the Secured Senior Lending Agreement dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and other lenders for creation of Subsidiary company PSLF, Inc. (filed with SEC August 12, 2011 with quarterly report 10Q)

4.34

Amendment No. 30 to the Secured Senior Lending Agreement dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and William Sullivan Family Investment Group LLC. (filed with SEC August 12, 2011 with quarterly report 10Q)

4.35

Amendment No. 31 to the Secured Senior Lending Agreement dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and William Sullivan Family Investment Group LLC. (filed with SEC August 12, 2011 with quarterly report 10Q)

4.36

Amendment No. 32 to the Secured Senior Lending Agreement dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent. (filed with SEC August 12, 2011 with quarterly report 10Q)

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

10.7	Employment Agreement dated November 29, 2010 between the Company and Joseph B. Freeman (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 3, 2010).
21	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K for the year ended September 30, 2009).
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 13, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the six months ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2011 and September 30, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2011and 2010 and (iv) Notes to Condensed Consolidated Financial Statements.*

SIGNATURES

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

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer, Chairman	November 30, 2011
Thomas H. Holcom, Jr.	and Director (Principal
Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	November 30, 2011
Laura V. Stack	Treasurer, Asst. Secretary and
Director (Principal Financial
Officer and Principal Accounting
Officer)

/s/ Joseph B. Freeman	Chief Operating Officer,	November 30, 2011
Joseph B. Freeman	President and Director

/s/ Robert F. Hatcher	Director	November 30, 2011
Robert F. Hatcher