Form 10-Q
period 2011-12-31
PIONEER FINANCIAL SERVICES INC
filed 2012-02-13
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2012
Common Stock, no par value	One Share

As of February 13, 2012, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

December 31, 2011

PART I FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Balance Sheets

As of December 31, 2011 and September 30, 2011

(unaudited)

	December 31,	September 30,
	2011	2011
ASSETS
Cash and cash equivalents - non-restricted	$1,256,367	$1,256,841
Cash and cash equivalents - restricted	715,249	696,578
Investments - restricted	1,036,627	3,087,572
Investments - non-restricted	4,555,799	2,832,972

Net finance receivables	340,868,754	330,704,771

Furniture and equipment, net	83,721	110,056
Deferred income tax asset	9,256,109	8,547,625
Prepaid and other assets	5,123,794	4,958,825
Deferred acquisition costs	5,855,114	5,917,860
Goodwill	31,474,280	31,474,280
Intangibles, net	7,181,300	7,740,200

Total assets	$407,407,114	$397,327,580

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$230,000	$—
Accounts payable	215,664	217,661
Accrued expenses and other liabilities	10,386,172	8,156,940
Amortizing term notes	218,240,870	214,490,826
Investment notes	61,518,583	59,724,991

Total liabilities	290,591,289	282,590,418

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	100,023	114,522
Retained earnings	30,321,602	28,228,440

Total stockholder’s equity	116,815,825	114,737,162

Total liabilities and stockholder’s equity	$407,407,114	$397,327,580

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Operations

For the three months ended December 31, 2011 and 2010

(unaudited)

	Three Months Ended
	December 31,
	2011	2010

Interest income and fees	$29,405,437	$28,741,304

Interest expense	4,985,004	4,745,687

Net interest income before provision for credit losses	24,420,433	23,995,617
Provision for credit losses	7,558,105	6,795,013
Net interest income	16,862,328	17,200,604

Non-interest income, net
Debt protection, insurance premiums earned and other income	1,495,855	1,699,930
Total non-interest income, net	1,495,855	1,699,930

Non-interest expense
Management and recordkeeping services fees	10,135,873	9,813,825
Professional and regulatory fees	303,197	279,849
Amortization of intangibles	558,900	743,400
Other operating expenses	708,254	1,065,616
Total non-interest expense	11,706,224	11,902,690

Income before income taxes	6,651,959	6,997,844
Provision for income taxes	2,601,563	2,659,255
Net income	$4,050,396	$4,338,589

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the three months ended December 31, 2011 and 2010

(unaudited)

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income

Balance, September 30, 2010	$106,531,894	$86,394,200	$19,970,014	$167,680
Comprehensive income:
Net income	4,338,589	—	4,338,589	—
Unrealized loss on investments, net of tax of ($25,995)	(48,317)	—	—	(48,317)
Total comprehensive income	4,290,272	—	4,338,589	(48,317)

Dividend paid to parent	(2,250,715)	—	(2,250,715)	—
Balance, December 31, 2010	$108,571,451	$86,394,200	$22,057,888	$119,363

Balance, September 30, 2011	$114,737,162	$86,394,200	$28,228,440	114,522
Comprehensive income:
Net income	4,050,396	—	4,050,396	—
Unrealized loss on investments, net of tax of ($7,806)	(14,499)	—	—	(14,499)
Total comprehensive income	4,035,897	—	4,050,396	(14,499)

Dividend paid to parent	(1,957,234)	—	(1,957,234)	—
Balance, December 31, 2011	$116,815,825	$86,394,200	$30,321,602	$100,023

See Notes to Unaudited Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended December 31, 2011 and 2010

(unaudited)

	Three Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,050,396	$4,338,589
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	7,558,105	6,795,013
Depreciation and amortization	561,865	748,701
Deferred income taxes	(700,678)	(530,479)
Interest accrued on investment notes	545,029	434,087
Changes in:
Accounts payable and accrued expenses	2,227,234	1,767,426
Deferred acquisition costs	62,746	(546,692)
Unearned premium reserves	24,046	(1,691,858)
Prepaids and other assets	(164,969)	3,589,211

Net cash provided by operating activities	14,163,774	14,903,998

Cash flows from investing activities:
Finance receivables purchased from affiliate	(64,742,321)	(73,858,828)
Finance receivables purchased from retail merchants	(7,664,525)	(8,092,122)
Finance receivables repaid	54,660,712	73,142,458
Capital expenditures	—	(16,200)
Change in restricted cash	(18,671)	(47,125)
Investments matured - restricted	—	400,000
Investments matured - non-restricted	305,813	—

Net cash used in investing activities	(17,458,992)	(8,471,817)

Cash flows from financing activities:
Net borrowings/(repayments) under lines of credit	230,000	(20,573,000)
Proceeds from borrowings	30,886,175	42,750,481
Repayment of borrowings	(25,864,197)	(25,614,522)
Dividends paid to parent	(1,957,234)	(2,250,715)

Net cash provided by (used in) financing activities	3,294,744	(5,687,756)

Net (decrease)/increase in cash and equivalents	(474)	744,425

Cash and cash equivalents Beginning of period	1,256,841	1,938,610

Cash and cash equivalents End of period	$1,256,367	$2,683,035

Additional cash flow information:
Interest paid	$4,765,325	$4,036,136
Income taxes paid	$690,752	$1,255,485

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2011 and 2010 and the year ended September 30, 2011

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

The condensed consolidated balance sheet as of September 30, 2011 and the condensed consolidated statement of stockholder’s equity for the year ended September 30, 2011 have been derived from the audited consolidated balance sheet and statement of stockholder’s equity. All the information in these condensed consolidated financial statements should be considered in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from the Military Banking Division (“MBD”) of MidCountry Bank (“MCB”), a federally chartered stock savings bank and wholly owned subsidiary of MCFC. These receivables represent loans exclusively to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We also purchase finance receivables from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.

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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the first quarter of 2012, we purchased $111.8 million military loans from MBD compared to $123.3 million during the first quarter of 2011.  We acquired $8.2 million retail installment contracts during the first quarter of 2012 compared to $8.6 million during the first quarter of 2011.  Approximately 28.1% of the amount of military loans we purchased in the first quarter of fiscal 2012 were refinancings of outstanding loans compared to 27.5% during the first quarter of fiscal 2011.  Our finance receivables are disaggregated as military loans and retail installment contracts.

In the normal course of business, we receive customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are posted on the last business day of the preceding month.  On December 31, 2011 and September 30, 2011 we collected $13.9 million and $14.1 million, respectively, in customer loan payments in advance of the payment due dates, January 1, 2012 and October 1, 2011. These payments and use of cash are reflected on the balance sheets as a reduction of net finance receivables and the corresponding accrued interest receivable. Unapplied finance receivables payments consist of principal amounts collected on December 31, 2011 and September 30, 2011, but due on January 1, 2012 and October 1, 2011, respectively.

The following table represents finance receivables for the periods presented:

	December 31,	September 30,
	2011	2011

Military loans	$382,041,117	$370,601,538
Retail installment contracts	34,597,370	34,632,001

Total finance receivables	416,638,487	405,233,539

Net deferred loan fees and dealer discounts	(21,886,456)	(21,519,999)
Unearned debt protection and insurance premium reserves	(14,677,359)	(14,701,405)
Unapplied finance receivables payments	(10,980,649)	(11,152,083)
Debt protection claims and policy reserves	(1,929,014)	(1,759,026)

Finance receivables - net of unearned fees, prepaids and premiums	367,165,009	356,101,026

Allowance for credit losses	(26,296,255)	(25,396,255)

Net finance receivables	$340,868,754	$330,704,771

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

The allowance for credit losses for military loans and retail installment contracts is maintained at an amount that management considers sufficient to cover estimated losses inherent in the finance receivable portfolio.  The Company’s allowance for credit losses is sensitive to risk ratings assigned to evaluated segments, economic assumptions and delinquency trends driving statistically modeled reserves. We consider numerous qualitative and quantitative factors in estimating losses in our finance receivable portfolio, including the following:

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

As part of the on-going monitoring of the credit quality of our entire finance receivable portfolio, management tracks certain credit quality indicators of our customers including trends related to (1) net charge-offs,  (2) non-performing assets and (3) payment history.

There is uncertainty inherent in these estimates, making it possible that they could change in the near term. We make regular enhancements to our allowance that have not resulted in material changes to our allowance methodology.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the period presented:

	For the Three Months Ended			For the Three Months Ended
	December 31, 2011			December 31, 2010
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$22,970	$2,426	$25,396	$22,764	$1,732	$24,496

Finance receivables charged-off	(7,084)	(379)	(7,463)	(6,568)	(506)	(7,074)
Recoveries	715	90	805	835	94	929
Provision	7,200	358	7,558	6,748	47	6,795
Balance, end of period	$23,801	$2,495	$26,296	$23,779	$1,367	$25,146

Finance receivables	$382,041	$34,597	$416,638	$365,722	$41,317	$407,039
Allowance for credit losses	(23,801)	(2,495)	(26,296)	(23,773)	(1,373)	(25,146)
Balance net of allowance	$358,240	$32,102	$390,342	$341,949	$39,944	$381,893

The accrual of interest income is suspended when a full payment on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds an amount equal to 60 days of interest charges. Nonperforming assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days.  As of December 31, 2011, we had $11.2 million in military loans and $1.5 million in retail installment contracts that were non-performing assets compared to $6.4 million in military loans and $1.6 million in retail installment contracts as of December 31, 2010.  We did not have any finance receivables greater than 90 days past due accruing interest as of December 31, 2011 or 2010.  The accrual of interest is resumed and the account is considered current, when a full payment (95% or more of the contracted payment amount) is received.  We consider a loan impaired after 180 days past due and it is removed from our finance receivable portfolio.  We do not restructure troubled debt as a form of curing delinquencies.

The following table reflects the amount of accrued interest receivable for nonperforming loans as of the periods presented:

	December 31,	September 30,
	2011 (1)	2011 (1)
	(dollars in thousands)

Total accrued interest receivable	$5,686	$5,318

Nonperforming assets:
Military loans	682	394
As percent of total accrued interest receivable	12.0%	7.4%

Retail installment contracts	20	14
As percent of total accrued interest receivable	0.4%	0.3%

Total accrued interest on nonperforming assets	$702	$408

Total nonperforming as a percent of total accrued interest	12.4%	7.7%

(1)  Total accrued interest is based on pro forma amounts and exclude the advance allotment payments.

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

The following reflects the credit quality of the Company’s finance receivables:

	December 31,	September 30,
	2011	2011
	(dollars in thousands)

Total finance receivables:
Gross balance	$416,638	$405,234
Performing	403,858	396,507
Non-performing, 90 days delinquent	12,780	8,727
Non-performing loans as a percent of gross balance	3.07%	2.15%

Military loans:
Gross balance	$382,041	$370,602
Performing	370,806	362,787
Non-performing, 90 days delinquent	11,235	7,815
Non-performing loans as a percent of gross balance	2.94%	2.11%

Retail installment contracts:
Gross balance	$34,597	$34,632
Performing	33,052	33,720
Non-performing, 90 days delinquent	1,545	912
Non-performing loans as a percent of gross balance	4.47%	2.63%

Past due finance receivables as of December 31, 2011 and September 30, 2011 are as follows:

	Age Analysis of Past Due Financing Receivables As of December 31, 2011
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military Loans	$4,234	$11,235	$15,469	$366,572	$382,041
Retail Installment Contracts	512	1,545	2,057	32,540	34,597
Total	$4,746	$12,780	$17,526	$399,112	$416,638

	Age Analysis of Past Due Financing Receivables As of September 30, 2011
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military Loans	$4,697	$7,815	$12,512	$358,090	$370,602
Retail Installment Contracts	529	912	1,441	33,191	34,632
Total	$5,226	$8,727	$13,953	$391,281	$405,234

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

NOTE 3:  GOODWILL AND INTANGIBLES

Due to the Transaction, the Company recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets as of December 31, 2011 and September 30, 2011 are as follows:

	December 31, 2011			September 30, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(8,167,271)	$2,832,729	$11,000,000	$(7,929,344)	$3,070,656
Agent relationships	700,000	(474,092)	225,908	700,000	(456,968)	243,032
Vendor relationships	1,700,000	(1,151,017)	548,983	1,700,000	(1,109,608)	590,392
Trade name	7,000,000	(3,849,351)	3,150,649	7,000,000	(3,674,508)	3,325,492
Technology	4,000,000	(3,576,969)	423,031	4,000,000	(3,489,372)	510,628
Valuation of business acquired - unearned premium	1,600,000	(1,600,000)	—	1,600,000	(1,600,000)	—

Total amortizable intangibles	$26,000,000	$(18,818,700)	$7,181,300	$26,000,000	$(18,259,800)	$7,740,200

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year ending	Annual Amortization
September 30,	Expense

January - September 2012	$1,676,100
2013	$1,706,000
2014	$1,243,000
2015	$1,027,000
2016	$847,000
Thereafter	$682,200

Total	$7,181,300

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill and intangible assets at September 30, 2011, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value of $7.2 million.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairments of goodwill or amortizable intangible assets as of December 31, 2011.

NOTE 4: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of one share for the three months ended December 31, 2011.  There are no potentially dilutive securities issued and outstanding.

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

	As for the three months ended
	December 31, 2011	December 31, 2010
	(dollars in thousands)
Loan purchasing:
Loans purchased from MBD	$64,742	$73,859

Management and record keeping services:
Monthly servicing (0.7% of outstanding principal)	$8,677	$8,333
Monthly servicing ($2.82 for each loan owned at prior fiscal year end)	1,271	1,293
Monthly servicing to MCFC ($62,500 per month)	188	188
Total management and record keeping services	$10,136	$9,814

Other transactions:
Fees paid to MBD in connection with loans purchased ($30.00 each loan purchased)	$936	$1,057
Tax payments	691	1,255
Dividends paid to MCFC	1,957	2,251
Total other transactions	$3,584	$4,563

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

	December 31, 2011		September 30, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$1,256,367	$1,256,367	$1,256,841	$1,256,841
Cash and cash equivalents - restricted	715,249	715,249	696,578	696,578
Investments - restricted	1,036,627	1,036,627	3,087,572	3,087,572
Investments - non-restricted	4,555,799	4,555,799	2,832,972	2,832,972
Net finance receivables	340,868,754	339,868,823	330,704,771	331,555,761

Financial liabilities:
Revolving credit line - banks	$230,000	$230,000	$—	$—
Amortizing term notes	218,240,870	218,320,159	214,490,826	214,642,324
Investment notes	61,518,583	61,271,796	59,724,991	59,876,461

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

As of December 31, 2011 and September 30, 2011, our restricted and non-restricted investments in government bonds were classified as Level 1.  For the fiscal quarter ended December 31, 2011 and September 30, 2011 there were no significant transfers in or out of Levels 1, 2 or 3.

The following table represents our recurring valuations of restricted investments as of December 31, 2011 and September 30, 2011:

	December 31, 2011				September 30, 2011
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses) (1)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Restricted investments:
Government Bonds	$982,146	$54,481	$—	$1,036,627	$2,911,384	$176,188	$—	$3,087,572
Total restricted investments	$982,146	$54,481	$—	$1,036,627	$2,911,384	$176,188	$—	$3,087,572

(1)      The net unrealized gain on investments of $54,481,net of tax of $19,068, is included in accumulated other comprehensive income.

The following table represents our recurring valuations of non-restricted investments as of December 31, 2011 and September 30, 2011:

	December 31, 2011				September 30, 2011
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses) (1)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Non-restricted investments:
Certificates of deposit	$900,012	$—	$—	$900,012	$900,012	$—	$—	$900,012
Government bonds	3,556,385	99,402	—	3,655,787	1,932,960	—	—	1,932,960
Total non-restricted investments	$4,456,397	$99,402	$—	$4,555,799	$2,832,972	$—	$—	$2,832,972

(1) The net unrealized gain on investments of $99,402, net of tax of $34,792, is included in accumulated other comprehensive income.

During the first quarter of fiscal 2012 and fiscal 2011, we did not recognize any material realized gains or losses or receive proceeds from sales on restricted and non-restricted investments.

NOTE 7:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2012 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  As of December 31, 2011, we could request up to $97.4 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of December 31, 2011 the lenders have indicated a willingness to participate in fundings up to an aggregate of $315.8 million during the next 12 months, including $218.5 million that is currently outstanding. Included in this amount are borrowings of $11.1 million from withdrawing banks that previously participated in the SLA or SSLA.

In the third quarter of fiscal year 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA as “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of December 31, 2011, the principal balance outstanding to non-voting banks under the SSLA was $37.2 million.

Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 6.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the quarter ended December 31, 2011, we incurred $0.2 million in uncommitted availability fees.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our net finance receivables unless otherwise required by generally accepted accounting principles, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our net finance receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required capital may be distributed as a dividend.  As of December 31, 2011, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

Subordinated Debt - Parent

In fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of December 31, 2011 and September 30, 2011 we do not have an outstanding balance.

Maturities

The following table represents outstanding obligations, by fiscal year, of our current SSLA lenders and banks that are not participating in our current SSLA, listed within as withdrawing banks as of December 31, 2011:

Fiscal Year	Amortizing Notes	Amortizing Notes	Amortizing Notes
Ended	SSLA Lenders	Non-Voting Banks	Withdrawing Banks	Total
2012	$55,191,321	$8,450,449	$8,910,701	$72,552,471
2013	56,172,775	11,996,139	2,184,316	70,353,230
2014	35,381,890	12,284,314	—	47,666,204
2015	21,139,185	4,224,060	—	25,363,245
2016	2,025,629	280,091	—	2,305,720
2017 and beyond	—	—	—	—
Total	$169,910,800	$37,235,053	$11,095,017	$218,240,870

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $61.5 million, which includes a $0.4 million purchase adjustment at December 31, 2011, and $59.7 million, which includes a $0.4 million purchase adjustment at September 30, 2011.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $49,885 and $49,951, with a weighted interest rate of 9.23% and 9.12% at December 31, 2011 and September 30, 2011, respectively.

On January 6, 2012, the SEC declared effective our post effective amendment to our amended registration statement originally filed with the SEC in January 2010 (File No. 333-164109) (“2012 Registration Statement”).  Pursuant to this 2012 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.  As of December 31, 2011, we have issued 230 investment notes in conjunction with this offering with an aggregate value of $15.1 million.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments.  The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods therein. We are currently evaluating the impact this update will have on our consolidated financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our annual report on Form 10-K for the period ended September 30, 2011 (“annual report”) under Part I— Item 1A—Risk Factors.  If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

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

Our finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by us or purchased from MBD and retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the first quarter of fiscal 2012, the average size of a loan when purchased was approximately $3,428.  A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the growth in amount of finance receivables we are able to acquire from MBD or retail merchants and the maintenance of loan quality.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

Critical Accounting Policies

In our 2011 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

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

To the extent MBD originates loans under these standards, MBD is obligated to sell such loans to us and we are obligated to purchase such loans.  Loans purchased from MBD and those originated by us prior to MCFC acquiring us in June 2007 are referred to as “military loans.”  See our annual report under “Item 1A.  Risk Factors— MBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending guidelines, which may materially adversely affect our business operations, cash flow, results of operations, financial condition and profitability.”

Loan Purchasing

General.  We have more than 25 years of experience underwriting, originating, monitoring and servicing consumer loans to the military market and developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary credit scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by MBD when originating loans in this market.  We incorporated these proprietary underwriting guidelines and scoring model into our loan origination system to facilitate auto-decisioning and risk-based pricing on our loans.

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

As a customer service, we consider purchasing a new loan from MBD that includes a refinanced portion if the existing borrower has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 28.1% of the amount of military loans we purchased in the first quarter of fiscal 2012 were refinancings of outstanding loans compared to 27.5% during the first quarter of fiscal 2011.

Military Loans Purchased from MBD.  We purchase military loans from MBD if they meet our lending guidelines.  We have given MBD the rights to our lending guidelines and extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we transferred the rights to our underwriting model and lending system to MBD.  However, we retained ownership of this model and the lending system.  Using our model and system, MBD originates these loans directly through its loan production offices and over the Internet.

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

Management and Recordkeeping Services

We have retained MBD to provide management and recordkeeping services in accordance with the LSMS Agreement.  MBD services our finance receivables. For these management and recordkeeping services, we pay MBD a monthly fee in an amount equal to 0.7% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  Also, as part of its compensation for performing these management and record keeping services, MBD retains all ancillary revenue, including late charges and insufficient funds fees, associated with these loans and retail installment contracts.  For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  In addition, this quarter, we paid MBD $1.0 million in fees connected with MBD’s origination of the military loans, as compared with $1.0 million in the same quarter last year.

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

During the second quarter of fiscal 2010, MBD began offering a debt protection product to our customers.  During the third quarter of fiscal 2010, our subsidiary ceased assuming reinsurance policies.  If our customers are killed, injured, become ill among other events, including during war, our subsidiary will have payment obligations.  The liability we establish for possible losses related to our debt protection and reinsurance operations and the corresponding charges to our income to maintain this amount are actuarially evaluated annually and we consider this amount adequate.

Finance Receivables

Our finance receivables are comprised of loans purchased from MBD (collectively referred to below “military loans”) and retail installment contracts.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	December 31,	September 30,
	2011	2011
	(dollars in thousands, except average note balance)
Finance receivables:
Total finance receivables balance	$416,638	$405,234
Average note balance	$2,711	$2,699
Total number of notes	153,700	150,155

Military loans:
Total military receivables	$382,041	$370,602
Percent of total finance receivables	91.70%	91.45%
Average note balance	$2,909	$2,898
Number of notes	131,351	127,878

Retail installment contracts:
Total retail installment contract receivables	$34,597	$34,632
Percent of total finance receivables	8.30%	8.55%
Average note balance	$1,548	$1,555
Number of notes	22,349	22,277

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended
	December 31,
	2011	2010
	(dollars in thousands)
Total finance receivables balance	$416,638	$407,039

Average total finance receivables (1)	$412,418	$398,726

Average interest bearing liabilities (1)	$287,125	$284,675

Total interest income and fees	$29,405	$28,741

Total interest expense	$4,985	$4,746

(1)  Averages are computed using month-end proforma balances.

Results of Operations and Financial Condition

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Total Finance Receivables.  Our aggregate finance receivables increased 2.4% or $9.6 million, to $416.6 million on December 31, 2011 from $407.0 million on December 31, 2010.  Lower than expected demand for military loans led to a decline in originations for the first quarter of fiscal 2012 compared to 2011.  Our primary supplier of loans, MBD, saw a 9.3% or $11.5 million decrease in military loan originations during the first quarter of fiscal 2012.  Our acquisition of retail installment contracts decreased during the first quarter of fiscal 2012 by $0.4 million or 5.2% compared to the first quarter of fiscal 2011.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 95.2% of our total revenue for the first quarter of fiscal 2012 compared to 94.4% for the first quarter of fiscal  2011. Interest income and fees increased to $29.4 million in the first quarter of fiscal 2012 from $28.7 million for the first quarter of fiscal 2011, an increase of $0.7 million or 2.4%.  This increase was primarily due to an increase in average total finance receivables of 3.4%.

Interest Expense.  Interest expense in the first quarter of 2012 increased to $5.0 million compared to $4.7 million or 6.4% for the first quarter of fiscal 2011.  This increase is due to the increase of average interest bearing liabilities of $2.5 million or 1.0% and the increase in our junior subordinated investment notes to $61.1 million as of December 31, 2011, compared to $52.9 million as of December 31, 2010.

Provision for Credit Losses.  The provision for credit losses in the first quarter of fiscal 2012 increased to $7.6 million from $6.8 million in the first quarter of fiscal 2011, an increase of $0.8 million or 11.8%.  Net charge offs increased to $6.7 million in the first quarter of fiscal 2012 from $6.1 million in the first quarter of fiscal 2011, an increase of $0.6 million or 9.8%.  The net charge off ratio increased to 6.5% for the first quarter of fiscal 2012 compared to 6.2% for the first quarter of fiscal 2011. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Noninterest Income.  Noninterest income consists of revenue from debt protection fees and credit reinsurance premiums which were $1.5 million in the first quarter of fiscal 2012 compared to $1.7 million in the first quarter of fiscal 2011, a decrease of $0.2 million or 11.8%.  The decrease is primarily due to $0.3 million in certain debt protection expenditures that were classified in noninterest expense in fiscal year 2011 compared to fiscal year 2012.  Noninterest income increased for first quarter of fiscal 2012, before reclassification, due to an increase in our military finance receivables of $16.3 million and the development of our debt protection product.

Noninterest Expense.  Noninterest expense in the first quarter of fiscal 2012 was $11.7 million compared to $11.9 million for the first quarter of fiscal 2011.  The decrease is primarily due to $0.3 million in certain debt protection expenditures that were classified in noninterest income in fiscal year 2012 compared to fiscal year 2011.  Management and recordkeeping services fees in the first quarter of fiscal 2012 increased by $0.3 million or 3.3% from the first quarter of fiscal 2011 due to an increase in our purchase of military finance receivables of 3.1% upon which this fee is based.

Provision for Income Taxes.  The provision for income taxes is 39.1% in the first quarter of fiscal 2012 compared to 38.0% in the first quarter of fiscal 2011, or an increase of 1.1%.  This increase is primarily due to a change in state apportionment factors driven by a shift in business mix as a result of the mix of product revenue.

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

	December 31,	September 30,	December 31,
	2011	2011	2010
	(dollars in thousands)
Total finance receivables	$416,638	$405,234	$407,039
Total finance receivables balances 60 days or more past due	17,526	13,954	13,717
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	4.21%	3.44%	3.37%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover estimated losses inherent in the outstanding finance receivable portfolio. We utilize a statistical model based on potential credit risk trends incorporating both historical and prospective factors to estimate losses.  These results and management’s judgment are used to estimate future losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.  See our annual report “Item 1A. Risk Factors — If a customer leaves the military prior to repaying the military loan, there is an increased risk that loan will not be repaid.”

Military Loans.  Our charge-off policy is to charge off military loans at 180 days past due or earlier if management deems it appropriate.  Charge-offs occur primarily when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When buying loans, however, we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. As of December 31, 2011 and September 30, 2011, we had approximately $9.5 million, or 2.3% of our total portfolio, and $8.9 million, or 2.2% of our total portfolio, respectively, from customers who had separated from the military prior to repaying their loan.  As of December 31, 2010 and September 30, 2010, we had approximately $7.0 million, or 1.7% of our total portfolio, and $5.9 million, or 1.5% of our total portfolio, respectively, from customers who had separated from the military prior to repaying their loan.  Another source of loss is when a customer declares bankruptcy.  See our annual report “Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended
	December 31,
	2011	2010
	(dollars in thousands)
Military loans:
Military loans charged-off	$7,084	$6,568
Less recoveries	715	835
Net charge-offs	$6,369	$5,733
Average military receivables (1)	$377,921	$356,456
Percentage of net charge-offs to average military receivables (annualized)	6.74%	6.43%

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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended
	December 31,
	2011	2010
	(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$379	$506
Less recoveries	90	94
Net charge-offs	$289	$412
Average retail installment contract receivables (1)	$34,497	$42,270
Percentage of net charge-offs to average retail installment contract receivables (annualized)	3.36%	3.90%

(1) Averages are computed using month-end balances.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended
	December 31,
	2011	2010
	(dollars in thousands)
Balance, beginning of period	$25,396	$24,496
Finance receivables charged-off	(7,463)	(7,074)
Less recoveries	805	929
Net charge-offs	(6,658)	(6,145)
Provision for credit losses	7,558	6,795
Balance, end of period	$26,296	$25,146

We maintain an allowance for credit losses, which represents management’s best estimate of losses inherent in the outstanding finance receivable portfolio.  The allowance for credit losses is reduced by actual credit losses and is increased by the provision for credit losses and recoveries of previous credit losses.  The provision for credit losses is charged to earnings to bring the total allowance to a level considered necessary by management.  As the portfolio of finance receivables consists of a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as two separate components: military loans and retail installment contracts.  Management considers numerous factors in estimating losses in our credit portfolio, including the following:

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended
	December 31,
	2011	2010
	(dollars in thousands)
Average total finance receivables (1)	$412,418	$398,726
Provision for credit losses	$7,558	$6,795
Net charge-offs	$6,658	$6,145
Net charge-offs as a percentage of average total finance receivables (annualized)	6.46%	6.16%
Allowance for credit losses	$26,296	$25,146
Allowance as a percentage of average total finance receivables	6.38%	6.31%

(1) Averages are computed using month-end balances.

Loan Acquisition

Asset growth is the most important factor in determining our future revenues.  In connection with purchasing the loans, we pay MBD a fee in the amount of $30.00 for each military consumer loan originated by MBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in MBD’s deferred acquisition cost analysis.  Our loan acquisitions decreased for the first three months of fiscal 2012 to $120.0 million from $131.9 million in the first three months of fiscal 2011.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended
	December 31,
	2011	2010
	(dollars in thousands)
Total loans acquired/originated:
Gross balance	$119,950	$131,860
Number of finance receivable notes	34,992	38,740
Average note amount	$3,428	$3,404

Military loans:
Gross balance	$111,791	$123,254
Number of finance receivable notes	31,216	35,215
Average note amount	$3,581	$3,500

Retail installment contracts:
Gross balance	$8,159	$8,606
Number of finance receivable notes	3,776	3,525
Average note amount	$2,161	$2,441

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  This amount is generally cash used in investing activities.  Cash used in investing activities in the first quarter of fiscal 2012 was approximately $17.5 million and cash provided from financing activities was $3.3 million, which was funded from $14.2 million in operating activities.  Cash used in investing activities in the first quarter of fiscal 2011 was approximately $8.5 million and cash used in financing activities was $5.7 million, which was funded by operating activities of $14.9 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our Secured Senior Lending Agreement, dated June 12, 2009 (the “SSLA”).   With the ongoing uncertainty in the financial markets and the economic conditions generally, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of December 31, 2011 of $11.1 million from withdrawing banks who previously participated in the Senior Lending Agreement (“SLA”) or SSLA.  On December 29, 2011 we added one new voting bank to our SSLA facility, which will provide additional bank funding of $30 million in the second quarter of fiscal 2012.

On January 6, 2012, the SEC declared effective our post effective amendment to our amended registration statement originally filed with the Securities and Exchange Commission in January 2010 (File No. 333-164109) (“2012 Registration Statement”).  Pursuant to this 2012 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.  As of December 31, 2011, we have issued 230 investment notes in conjunction with this offering with an aggregate value of $15.1 million

Senior Indebtedness - Bank Debt.

On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the SLA, dated as of June 9, 1993, as subsequently amended and restated.  The Company filed a Form 8-K on June 18, 2009 providing a brief description of the material terms of the SSLA.

As of December 31, 2011, we had $218.5 million of senior debt outstanding, compared to $214.5 million at September 30, 2011, a increase of $4.0 million, or 1.9%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  The term of the current SSLA ends on March 31, 2012 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  As of December 31, 2011, we could request up to $97.4 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of December 31, 2011 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $0.2 million as of December 31, 2011.  There were no advances outstanding as of September 30, 2011. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at December 31, 2011 and 2010.

As of December 31, 2011, the lenders have indicated a willingness to participate in fundings up to an aggregate of $315.8 million during the next 12 months, a decrease of $3.3 million from September 30, 2011, of which $218.2 million is currently outstanding.  Included in this amount are borrowings of $11.1 million from withdrawing banks who previously participated in the SLA or SSLA.

In the third quarter of fiscal 2010, we amended the SSLA to allow additional banks to become parties to the SSLA in a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as a”voting bank.” and each lender that does not have voting rights under the SSLA as a “non-voting bank.”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or restrict any action by us, or the voting banks.

Senior Indebtedness Table - Bank Debt.

As of December 31, 2011 and September 30, 2011, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

		Pro forma (1)		Pro forma (2)
	December 31,	December 31,	September 30,	September 30,
	2011	2011	2011	2011
	(dollars in thousands)
Revolving credit line:
Total facility	$40,000	$40,000	$40,000	$40,000
Balance at end of period	230	14,130	—	14,100
Maximum available credit (3)	39,770	25,870	40,000	25,900

Term notes: (4)
Voting banks	$227,500	$227,500	$227,500	$227,500
Withdrawing banks	11,095	11,095	14,852	14,852
Non-voting banks	37,235	37,235	36,823	36,823
Total facility	$275,830	$275,830	$279,175	$279,175
Balance at end of period	218,241	218,241	214,491	214,491
Maximum available credit (3)	57,589	57,589	64,684	64,684

Total revolving and term notes: (4)
Voting banks	$267,500	$267,500	$267,500	$267,500
Withdrawing banks	11,095	11,095	14,852	14,852
Non-voting banks	37,235	37,235	36,823	36,823
Total facility	$315,830	$315,830	$319,175	$319,175
Balance at end of period	218,471	232,371	214,491	228,591
Maximum available credit (3)	97,359	83,459	102,714	90,584
Credit facility available (5)	97,359	83,459	104,684	90,584
Percent utilization of voting banks	63.60%	68.80%	61.60%	66.14%
Percent utilization of the total facility	69.17%	73.57%	67.20%	71.62%

(1) Total facility pro forma assumes the early allotment payments received December 31, 2011 that were due on January 1, 2012.

(2) Total facility pro forma assumes the early allotment payments received September 30, 2011 that were due on October 1, 2011.

(3) Maximum available credit assumes proceeds in excess of the amounts shown below under “Credit facility available” are used to increase qualifying finance receivables and all terms of the SSLA are met, including maintaining a senior indebtedness to consolidated net receivable ratio of not more than 80.0%.

(4) Includes 48-month amortizing term notes.

(5) Credit available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net notes receivable ratio of not more than 80.0%. Does not include withdrawing banks.

Subordinated Debt - Parent.  In the second quarter of fiscal 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  During the first quarter of fiscal 2012, there were no borrowings or repayments on this debt.  As of December 31, 2011 and September 30, 2011, there was no outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of December 31, 2011, we had outstanding $61.5 million of these notes (with accrued interest), which includes a $0.4 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.23%.  Included in the $61.5 million is approximately $15.1 million of funds from our most recent offering.  See discussion in “Item No.1 Notes to Condensed Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 5.00% in accordance with our SSLA.  The prime rate as of December 31, 2011 was 3.25%.  In order for any impact to occur, the prime rate will need to increase more than 175 basis points.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 6.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of December 31, 2011 was 0.95%.  In order for any impact to occur, the 90 day moving average rate of treasury notes would need to increase by 260 basis points.

ITEM 4T.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this quarterly report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and, in either case, is not expected to have a material effect on our business, financial condition or results of operations.

Item 1A-Risk Factors

In our 2011 Annual Report on Form 10-K, we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  These risks have not changed from those previously disclosed in our Annual Report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 6, 2012, the SEC declared effective our post effective amendment to our amended registration statement originally filed with the Securities and Exchange Commission in January 2010 (File No. 333-164109) (“2012 Registration Statement”).  Pursuant to this 2012 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.  As of December 31, 2011, we have issued 230 investment notes in conjunction with this offering with an aggregate value of $15.1 million.

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
10.1

Secured Senior Lending Agreement dated as of June 12, 2009 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated June 18, 2009).

10.2

Negative Pledge Agreement dated as of June 12, 2009, between MidCountry Financial Corp. and UMB Bank, N.A., as agent (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated June 18, 2009).

10.3

Amendment No. 1 to Senior Lending Agreement dated as of July 27, 2009 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Citizens Bank (incorporated by reference to Exhibit 4.5 to Form 10Q filed with the SEC on August 13, 2008).

10.4

Second Amendment to Secured Senior Lending Agreement dated as of March 29, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent. (incorporated by reference to Exhibit 4.6 to Form 10Q filed with the SEC on August 13, 2008).

10.5

Amendment No. 3 to Senior Lending Agreement dated as of March 31, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent, Citizens Bank and Trust Company and Enterprise Bank & Trust (incorporated by reference to Exhibit 4.7 to Form 10Q filed with the SEC on August 13, 2008).

10.6

Fourth Amendment to Secured Senior Lending Agreement dated as of May 24, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.8 to Form 10Q filed with the SEC on August 13, 2008).

10.7

Amendment No. 5 to Senior Lending Agreement dated as of June 25, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Stifel Bank and Trust (incorporated by reference to Exhibit 4.9 to Form 10Q filed with the SEC on August 13, 2008).

10.8

Amendment No. 6 to Senior Lending Agreement dated as of June 28, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Parkside Financial Bank and Trust (incorporated by reference to Exhibit 4.10 to Form 10Q filed with the SEC on August 13, 2008).

10.9

Amendment No. 7 to Senior Lending Amendment dated as of June 30, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and CrossFirst Bank (incorporated by reference to Exhibit 4.11 to Form 10Q filed with the SEC on August 13, 2008).

10.10

Amendment No. 8 to the Secured Senior Lending Amendment dated as of July 1, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Page County State Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.11

Amendment No. 9 to the Secured Senior Lending Amendment dated as of July 8, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and CrossFirst Bank Leawood (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.12

Amendment No. 10 to the Secured Senior Lending Amendment dated as of July 12, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and People’s Community State Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.13	Amendment No. 11 to the Secured Senior Lending Amendment dated as of July 22, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and

First State Bank & Trust Co. of Larned (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).
10.14

Amendment No. 12 to the Secured Senior Lending Amendment dated as of September 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and United Bank of Kansas (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.15

Amendment No. 13 to the Secured Senior Lending Amendment dated as of September 13, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Macon Atlanta State Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.16

Amendment No. 14 to the Secured Senior Lending Amendment dated as of September 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Peoples Community Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.17

Amendment No. 15 to the Secured Senior Lending Amendment dated as of September 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Blue Ridge Bank and Trust Co. (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.18

Amendment No. 16 to the Secured Senior Lending Amendment dated as of October 6, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Community Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.19

Amendment No. 17 to the Secured Senior Lending Amendment dated as of October 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Guaranty Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.20

Amendment No. 18 to the Secured Senior Lending Amendment dated as of October 26, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and ONB Bank and Trust Company (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.21

Amendment No. 19 to the Secured Senior Lending Amendment dated as of November 19, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Alterra Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.22

Amendment No. 20 to the Secured Senior Lending Amendment dated as of December 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Federal Savings Bank of Creston, F.S.B. (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.23

Amendment No. 21 to the Secured Senior Lending Amendment dated as of December 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Sunflower Bank, National Association (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.24

Amendment No. 22 to the Secured Senior Lending Amendment dated as of December 13, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Enterprise Bank and Trust (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.25

Amendment No. 23 to the Secured Senior Lending Amendment dated as of December 16, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Bank of Blue Valley (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.26

Amendment No. 24 to the Secured Senior Lending Amendment dated as of December 29, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Hawthorn Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.27

Amendment No. 25 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Lyon County State Bank (incorporated by reference to Exhibit 4.29 of the Form 10Q filed with the SEC on August 12, 2011).

10.28

Amendment No. 26 to the Secured Senior Lending Amendment dated as of May 03, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A. Replace of section 12.3 Increase of Total Senior Debt (incorporated by reference to Exhibit 4.30 of the Form 10Q filed with the SEC on August 12, 2011).

10.29	Amendment No. 27 to the Secured Senior Lending Amendment dated as of May 05, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and

ONB Bank and Trust Company (incorporated by reference to Exhibit 4.31 of the Form 10Q filed with the SEC on August 12, 2011).
10.30

Amendment No. 28 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Carrollton Bank (incorporated by reference to Exhibit 4.32 of the Form 10Q filed with the SEC on August 12, 2011).

10.31

Amendment No. 29 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and other lenders for creation of Subsidiary company PSLF, Inc. (incorporated by reference to Exhibit 4.33 of the Form S-1 filed with the SEC on December 23, 2011).

10.32

Amendment No. 30 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and William Sullivan Family Investment Group LLC. (incorporated by reference to Exhibit 4.34 of the Form S-1 filed with the SEC on December 23, 2011).

10.33

Amendment No. 31 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and William Sullivan Family Investment Group LLC. (incorporated by reference to Exhibit 4.35 of the Form S-1 filed with the SEC on December 23, 2011).

10.34

Amendment No. 32 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent. (incorporated by reference to Exhibit 4.36 of the Form S-1 filed with the SEC on December 23, 2011).

10.35	Amendment No. 33 to the Secured Senior Lending Amendment dated as of December 12, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent.
10.36

Amendment No. 34 to the Secured Senior Lending Amendment dated as of December 29, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and The PrivateBank and Trust Company.

10.37	Trademark Licensing Agreement dated October 10, 2000 between the Company and Pioneer Licensing Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Initial Registration Statement).
10.38

Employment Agreement dated January 30, 2007 between the Company and Thomas H. Holcom, Jr. (Incorporated by reference to Exhibit 10.3 of the Company’s annual report on Form 10-K for the period ended September 30, 2008).

10.39

Employment Agreement dated February 1, 2007 between the Company and Laura V. Stack. (Incorporated by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the year ended September 30, 2008).

10.40

Amended and Restated Non-Recourse Loan Sale and Master Services Agreement dated as of June 12, 2009 among MidCountry Bank through its Pioneer Military Lending Division, Pioneer Funding, listed other affiliated entities of the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated June 18, 2009).

10.41

Unlimited Continuing Guaranty, dated as of June 12, 2009, from MidCountry Financial Corp. in favor of UMB Bank, N.A., as Agent (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated June 18, 2009).

10.42	Employment Agreement dated November 29, 2010 between the Company and Joseph B. Freeman (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 3, 2010).
21	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K for the year ended September 30, 2009).
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2011, filed with the SEC on February 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the three months ended December 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2011and 2010 and (iv) Notes to Condensed Consolidated Financial Statements.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer, Chairman and Director	February 13, 2012
Thomas H. Holcom, Jr.	(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer, Treasurer, Asst. Secretary	February 13, 2012
Laura V. Stack	and Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ Joseph B. Freeman	Chief Operating Officer, President and Director	February 13, 2012
Joseph B. Freeman

/s/ Robert F. Hatcher	Director	February 13, 2012
Robert F. Hatcher