Form 10-Q
period 2012-03-31
PIONEER FINANCIAL SERVICES INC
filed 2012-05-14
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2012
Common Stock, no par value	One Share

As of May 14, 2012, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2012 and September 30, 2011

(unaudited)

	March 31,	September 30,
	2012	2011

ASSETS
Cash and cash equivalents - non-restricted	$11,723,841	$1,256,841
Cash and cash equivalents - restricted	717,378	696,578
Investments - restricted	1,029,438	3,087,572
Investments - non-restricted	3,999,720	2,832,972

Net finance receivables	309,047,601	330,704,771

Furniture and equipment, net	81,480	110,056
Deferred income tax asset	9,731,319	8,547,625
Prepaid and other assets	2,455,872	4,958,825
Deferred acquisition costs	5,368,083	5,917,860
Goodwill	31,474,280	31,474,280
Intangibles, net	6,622,400	7,740,200

Total assets	$382,251,412	$397,327,580

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$—	$—
Accounts payable	131,680	217,661
Accrued expenses and other liabilities	7,222,398	8,156,940
Amortizing term notes	193,471,987	214,490,826
Investment notes	64,804,179	59,724,991

Total liabilities	265,630,244	282,590,418

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	78,751	114,522
Retained earnings	30,148,217	28,228,440

Total stockholder’s equity	116,621,168	114,737,162

Total liabilities and stockholder’s equity	$382,251,412	$397,327,580

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended March 31, 2012 and 2011

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Interest income and fees	$27,784,413	$27,904,022	$57,189,850	$56,645,327

Interest expense	4,881,545	4,789,324	9,866,549	9,535,011

Net interest income before provision for credit losses	22,902,868	23,114,698	47,323,301	47,110,316
Provision for credit losses	9,433,553	6,060,796	16,991,658	12,855,810
Net interest income	13,469,315	17,053,902	30,331,643	34,254,506

Non-interest income, net
Debt protection, insurance premiums earned and other income	1,248,189	1,876,165	2,744,044	3,576,094
Total non-interest income, net	1,248,189	1,876,165	2,744,044	3,576,094

Non-interest expense
Management and recordkeeping services fees	10,088,963	9,954,443	20,224,836	19,768,268
Professional and regulatory fees	339,481	319,490	642,678	599,339
Amortization of intangibles	558,900	743,400	1,117,800	1,486,800
Other operating expenses	672,071	1,041,298	1,380,325	2,106,916
Total non-interest expense	11,659,415	12,058,631	23,365,639	23,961,323

Income before income taxes	3,058,089	6,871,436	9,710,048	13,869,277
Provision for income taxes	1,206,276	2,665,443	3,807,839	5,324,697
Net income	$1,851,813	$4,205,993	$5,902,209	$8,544,580

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the six months ended March 31, 2012 and 2011

(unaudited)

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income

Balance, September 30, 2010	$106,531,894	$86,394,200	$19,970,014	$167,680
Comprehensive income:
Net income	8,544,580	—	8,544,580	—
Unrealized loss on investments, net of tax of ($52,177)	(70,780)	—	—	(70,780)
Total comprehensive income	8,473,800	—	8,544,580	(70,780)

Dividend paid to parent	(4,420,010)	—	(4,420,010)	—
Balance, March 31, 2011	$110,585,684	$86,394,200	$24,094,584	$96,900

Balance, September 30, 2011	$114,737,162	$86,394,200	$28,228,440	114,522
Comprehensive income:
Net income	5,902,209	—	5,902,209	—
Unrealized loss on investments, net of tax of ($19,261)	(35,771)	—	—	(35,771)
Total comprehensive income	5,866,438	—	5,902,209	(35,771)

Dividend paid to parent	(3,982,432)	—	(3,982,432)	—
Balance, March 31, 2012	$116,621,168	$86,394,200	$30,148,217	$78,751

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended March 31, 2012 and 2011

(unaudited)

	Six Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,902,209	$8,544,580
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	16,991,658	12,855,810
Depreciation and amortization	1,123,525	1,494,476
Deferred income taxes	(1,164,433)	(770,960)
Interest accrued on investment notes	1,034,642	918,155
Changes in:
Accounts payable and accrued expenses	(1,020,523)	(377,982)
Deferred acquisition costs	549,777	(491,746)
Unearned premium reserves	1,442,765	1,143,991
Prepaids and other assets	2,502,953	318,689

Net cash provided by operating activities	27,362,573	23,635,013

Cash flows from investing activities:
Finance receivables purchased from affiliate	(107,733,384)	(116,318,123)
Finance receivables purchased from retail merchants	(12,711,341)	(15,159,021)
Finance receivables repaid	123,667,474	123,893,688
Capital expenditures	(22,805)	(25,920)
Change in restricted cash	(20,800)	(96,991)
Investments matured - restricted	—	550,000
Investments matured - non-restricted	836,354	—

Net cash provided by/(used in) investing activities	4,015,498	(7,156,367)

Cash flows from financing activities:
Net repayments under lines of credit	—	(3,979,000)
Proceeds from borrowings	34,096,655	64,360,069
Repayment of borrowings	(51,025,294)	(72,825,942)
Dividends paid to parent	(3,982,432)	(4,420,011)

Net cash used in financing activities	(20,911,071)	(16,864,884)

Net increase/(decrease) in cash and equivalents - non-restricted	10,467,000	(386,238)

Cash and cash equivalents non-restricted - Beginning of period	1,256,841	1,938,610

Cash and cash equivalents non-resticted - End of period	$11,723,841	$1,552,372

Additional cash flow information:
Interest paid	$8,756,929	$8,093,340
Income taxes paid	$6,781,895	$7,146,457

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012 and September 30, 2011 and for the three and six months ended March 31, 2012 and March 31, 2011

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

The condensed consolidated balance sheet as of September 30, 2011 has been derived from the audited consolidated balance sheet. All the information in these condensed consolidated financial statements should be considered in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from the Military Banking Division (“MBD”) of MidCountry Bank (“MCB”), a federally chartered stock savings bank and wholly owned subsidiary of MCFC.  These receivables represent loans primarily to active-duty, career retired U.S. military personnel or U.S. Department of Defense employees.  We also purchase finance receivables from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited condensed consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ judgments in determining the amount of our allowance for credit losses, insurance claims and policy reserves and establishing the fair value of our financial instruments.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the second quarter of 2012, we purchased $67.9 million military loans from MBD compared to $69.5 million during the second quarter of 2011.  We acquired $5.5 million retail installment contracts during the second quarter of 2012 compared to $7.5 million during the second quarter of 2011.  Approximately 25.3% of the amount of military loans we purchased in the second quarter of fiscal 2012 were refinancings of outstanding loans compared to 27.5% during the second quarter of fiscal 2011.  Our finance receivables are disaggregated as military loans and retail installment contracts.

In the normal course of business, we receive customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  On March 30, 2012 and September 30, 2011 we collected $13.2 million and $14.1 million, respectively, in customer loan payments in advance of the payment due dates. These payments and use of cash are reflected on the balance sheets as a reduction of net finance receivables and the corresponding accrued interest receivable. Unapplied finance receivables payments consist of principal amounts collected on March 30, 2012 and September 30, 2011, but due on April 1, 2012 and October 1, 2011, respectively.

The following table represents finance receivables for the periods presented:

	March 31,	September 30,
	2012	2011

Military loans	$350,077,073	$370,601,538
Retail installment contracts	30,879,618	34,632,001

Total finance receivables	380,956,691	405,233,539

Net deferred loan fees and dealer discounts	(19,097,093)	(21,519,999)
Unearned debt protection and insurance premium reserves	(13,258,640)	(14,701,405)
Unapplied finance receivables payments	(10,517,331)	(11,152,083)
Debt protection claims and policy reserves	(2,239,772)	(1,759,026)

Finance receivables - net of unearned fees, prepaids and premiums	335,843,855	356,101,026

Allowance for credit losses	(26,796,254)	(25,396,255)

Net finance receivables	$309,047,601	$330,704,771

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the period presented:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2012			March 31, 2011
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$23,801	$2,495	$26,296	$23,779	$1,367	$25,146

Finance receivables charged-off	(9,435)	(615)	(10,050)	(7,113)	(344)	(7,457)
Recoveries	999	118	1,117	1,118	128	1,246
Provision	9,205	228	9,433	4,350	1,711	6,061
Balance, end of period	$24,570	$2,226	$26,796	$22,134	$2,862	$24,996

	For the Six Months Ended			For the Six Months Ended
	March 31, 2012			March 31, 2011
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$22,970	$2,426	$25,396	$22,764	$1,732	$24,496

Finance receivables charged-off	(16,519)	(994)	(17,513)	(13,682)	(850)	(14,532)
Recoveries	1,714	208	1,922	1,954	222	2,176
Provision	16,405	586	16,991	11,098	1,758	12,856
Balance, end of period	24,570	2,226	26,796	22,134	2,862	24,996

Finance receivables	$350,077	$30,880	$380,957	$343,598	$38,715	$382,313
Allowance for credit losses	(24,570)	(2,226)	(26,796)	(22,134)	(2,862)	(24,996)
Balance net of allowance	$325,507	$28,654	$354,161	$321,464	$35,853	$357,317

The accrual of interest income is suspended when a full payment on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds an amount equal to 60 days of interest charges. Nonperforming assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days.  As of March 31, 2012, we had $8.4 million in military loans and $1.1 million in retail installment contracts that were non-performing assets compared to $7.2 million in military loans and $1.4 million in retail installment contracts as of March 31, 2011.  We did not have any finance receivables greater than 90 days past due accruing interest as of March 31, 2012 or 2011.  The accrual of interest is resumed and the account is considered current, when a full payment (95% or more of the contracted payment amount) is received.  We consider a loan impaired after 180 days past due and it is removed from our finance receivable portfolio.  We do not restructure troubled debt as a form of curing delinquencies.

The following table reflects the amount of accrued interest receivable for non-performing loans as of the periods presented:

	March 31,	September 30,
	2012(1)	2011 (1)
	(dollars in thousands)

Total accrued interest receivable	$4,844	$5,318

Non-performing assets:
Military loans	496	394
As percent of total accrued interest receivable	10.2%	7.4%

Retail installment contracts	15	14
As percent of total accrued interest receivable	0.3%	0.3%

Total accrued interest on nonperforming assets	$511	$408

Total nonperforming as a percent of total accrued interest	10.5%	7.7%

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

The following reflects the credit quality of the Company’s finance receivables:

	March 31,	September 30,
	2012	2011
	(dollars in thousands)

Total finance receivables:
Gross balance	$380,957	$405,234
Performing	371,417	396,507
Non-performing, 90 days delinquent	9,540	8,727
Non-performing loans as a percent of gross balance	2.50%	2.15%

Military loans:
Gross balance	$350,077	$370,602
Performing	341,666	362,787
Non-performing, 90 days delinquent	8,411	7,815
Non-performing loans as a percent of gross balance	2.40%	2.11%

Retail installment contracts:
Gross balance	$30,880	$34,632
Performing	29,751	33,720
Non-performing, 90 days delinquent	1,129	912
Non-performing loans as a percent of gross balance	3.66%	2.63%

Past due finance receivables as of March 31, 2012 and September 30, 2011 are as follows:

	Age Analysis of Past Due Financing Receivables
	As of March 31, 2012
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military Loans	$2,609	$8,411	$11,020	$339,057	$350,077
Retail Installment Contracts	377	1,129	1,506	29,374	30,880
Total	$2,986	$9,540	$12,526	$368,431	$380,957

	Age Analysis of Past Due Financing Receivables
	As of September 30, 2011
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military Loans	$4,697	$7,815	$12,512	$358,090	$370,602
Retail Installment Contracts	529	912	1,441	33,191	34,632
Total	$5,226	$8,727	$13,953	$391,281	$405,234

Additionally, MBD uses our underwriting criteria, which was developed from our past customer credit repayment experience and is periodically evaluated based on current portfolio performance.  These criteria require the following:

•                  All borrowers are primarily active duty, career retired U.S. military personnel or U.S. Defense Department employees.

•                  All potential borrowers must complete standardized credit applications either in person at one of MBD’s loan production offices or online via the Internet.

•                  A review must be conducted on all applicants’ military service history.  This includes a review of status including rank and time in service.  Other review procedures may be conducted as deemed necessary.

•                  Loan repayment terms are generally structured to repay the entire loan prior to the borrower’s estimated separation from the military.

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

NOTE 3:  GOODWILL AND INTANGIBLES

Due to the Transaction, the Company recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets as of March 31, 2012 and September 30, 2011 are as follows:

	March 31, 2012			September 30, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(8,405,198)	$2,594,802	$11,000,000	$(7,929,344)	$3,070,656
Agent relationships	700,000	(491,216)	208,784	700,000	(456,968)	243,032
Vendor relationships	1,700,000	(1,192,426)	507,574	1,700,000	(1,109,608)	590,392
Trade name	7,000,000	(4,024,194)	2,975,806	7,000,000	(3,674,508)	3,325,492
Technology	4,000,000	(3,664,566)	335,434	4,000,000	(3,489,372)	510,628
Valuation of business acquired - unearned premium	1,600,000	(1,600,000)	—	1,600,000	(1,600,000)	—

Total amortizable intangibles	$26,000,000	$(19,377,600)	$6,622,400	$26,000,000	$(18,259,800)	$7,740,200

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ended	Annual Amortization
September 30,	Expense

April - September 2012	$1,117,200
2013	1,706,000
2014	1,243,000
2015	1,027,000
2016	847,000
Thereafter	682,200

Total	$6,622,400

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill and intangible assets at September 30, 2011, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairments of goodwill or amortizable intangible assets as of March 31, 2012.

NOTE 4: NET INCOME PER SHARE

Net income per share is computed based upon the weighted-average common shares outstanding of one share for the six months ended March 31, 2012.  There are no potentially dilutive securities issued and outstanding.

NOTE 5: RELATED PARTY TRANSACTIONS

We entered into an amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD in July 2011.  Under the LSMS Agreement, we buy military loans that MBD originates and receive management and recordkeeping services from MBD.  The following table represents the related party transactions associated with this agreement and other related transactions for the periods presented.

	For the three months ended		For the six months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(dollars in thousands)		(dollars in thousands)
Loan purchasing:
Loans purchased from MBD	$42,991	$42,459	$107,733	$116,318

Management and record keeping services:
Monthly servicing to MBD (0.7% of outstanding principal)	$8,630	$8,473	$17,308	$16,808
Monthly servicing to MBD ($2.82 for each loan owned at prior fiscal year end)	1,271	1,293	2,542	2,585
Monthly servicing to MCFC ($62,500 per month)	188	188	375	375
Total management and record keeping services	$10,089	$9,954	$20,225	$19,768

Other transactions:
Fees paid to MBD in connection with loans purchased ($30.00 each loan purchased)	$585	$599	$1,522	$1,656
Tax payments	6,091	5,891	6,782	7,146
Dividends paid to MCFC	2,025	2,169	3,982	4,420
Total other transactions	$8,701	$8,659	$12,286	$13,222

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

Investments - Restricted— Fair value for investments are based on quoted market prices and classified as Level 1.

Investments - Non-Restricted— Fair value for U.S. government bond investments are based on quoted market prices and classified as Level 1.  The carrying value of certificates of deposit approximates fair value due to their liquid nature.

Finance Receivables — The fair values of finance receivables are estimated by discounting future cash flows using current rates at which similar finance receivables would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of finance receivables is evaluated at current market rate to determine fair value.  If the Company’s finance receivables were measured at fair value in the financial statements, these finance receivables would be classified as Level 2 in the fair value hierarchy.

Revolving Line of Credit — The carrying amounts of a revolving line of credit approximate fair value due to the short duration and variable interest on the revolving lines of credit that are derived from current market interest rates.  If the Company’s revolving line of credit was measured at fair value in the financial statements, the revolving line of credit would be categorized as Level 1 in the fair value hierarchy.

Amortizing Term Notes — The fair value of the amortizing term notes with fixed interest rates are estimated using the discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  If the Company’s amortizing term notes were measured at fair value in the financial statements, these amortizing term notes would be categorized as Level 2 in the fair value hierarchy.

Investment Notes — The fair value of investment notes is estimated by discounting future cash flows using current rates at which similar investment notes would be offered to lenders for the same remaining maturities.  If the Company’s investment notes were measured at fair value in the financial statements, these investment notes would be categorized as Level 2 in the fair value hierarchy.

	March 31, 2012		September 30, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$11,723,841	$11,723,841	$1,256,841	$1,256,841
Cash and cash equivalents - restricted	717,378	717,378	696,578	696,578
Investments - restricted	1,029,438	1,029,438	3,087,572	3,087,572
Investments - non-restricted	3,999,720	3,999,720	2,832,972	2,832,972
Net finance receivables	309,047,601	307,295,200	330,704,771	331,555,761

Financial liabilities:
Revolving credit line - banks	$—	$—	$—	$—
Amortizing term notes	193,471,987	193,398,601	214,490,826	214,642,324
Investment notes	64,804,179	64,420,339	59,724,991	59,876,461

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

For the fiscal quarter ended March 31, 2012 and September 30, 2011 there were no significant transfers in or out of Levels 1, 2 or 3.

The following table represents our recurring valuations of restricted investments as of March 31, 2012 and September 30, 2011:

	March 31, 2012				September 30, 2011
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses) (1)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:
U.S. government bonds	$982,479	$46,959	$—	$1,029,438	$2,911,384	$176,188	$—	$3,087,572

Total restricted investments	$982,479	$46,959	$—	$1,029,438	$2,911,384	$176,188	$—	$3,087,572

(1)         The net unrealized gain on investments of $46,959, net of tax of $16,436, is included in accumulated other comprehensive income.

The following table represents our recurring valuations of non-restricted investments as of March 31, 2012 and September 30, 2011:

	March 31, 2012				September 30, 2011
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses) (1)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Non-restricted investments:
Certificates of deposit	$700,012	$—	$—	$700,012	$900,012	$—	$—	$900,012
U.S. government bonds	3,225,512	74,196	—	3,299,708	1,932,960	—	—	1,932,960

Total non-restricted investments	$3,925,524	$74,196	$—	$3,999,720	$2,832,972	$—	$—	$2,832,972

(1)         The net unrealized gain on investments of $74,196, net of tax of $25,968, is included in accumulated other comprehensive income.

During the first six months of fiscal 2012 and fiscal 2011, we did not recognize any material realized gains or losses or receive proceeds from sales on restricted and non-restricted investments.

NOTE 7:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2013 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  As of March 31, 2012, we could request up to $144.6 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of March 31, 2012 the lenders have indicated a willingness to participate in fundings up to an aggregate of $338.1 million during the next 12 months, including $193.5 million that is currently outstanding. Included in this amount are borrowings of $6.1 million from withdrawing banks that previously participated in the SLA or SSLA.

In the third quarter of fiscal year 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA as “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of March 31, 2012, the principal balance outstanding to non-voting banks under the SSLA was $34.5 million.

Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 6.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the quarter ended March 31, 2012, we incurred $0.2 million in uncommitted availability fees.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our net finance receivables unless otherwise required by generally accepted accounting principles, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our net finance receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required capital may be distributed as a dividend.  As of March 31, 2012, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $64.8 million, which includes a $0.3 million purchase adjustment at March 31, 2012, and $59.7 million, which includes a $0.4 million purchase adjustment at September 30, 2011.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $51,740 and $49,951, with a weighted interest rate of 9.23% and 9.12% at March 31, 2012 and September 30, 2011, respectively.

On January 6, 2012, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2010 (File No. 333-164109) (“2012 Registration Statement”).  Pursuant to this 2012 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.  As of March 31, 2012, we have issued 284 investment notes in conjunction with this offering with an aggregate value of $18.8 million.

Subordinated Debt - Parent

In fiscal year 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of March 31, 2012 and September 30, 2011 we did not have an outstanding balance.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) as of March 31, 2012, follows:

Year	Amortizing Notes	Amortizing Notes	Amortizing Notes
Ended	SSLA Lenders	Withdrawing Banks	Non-Voting Banks	Investment Notes	Total
2012	$37,539,375	$4,509,289	$5,711,117	$4,862,757	$52,622,538
2013	56,743,403	1,612,136	11,996,139	6,593,481	76,945,159
2014	35,380,235	—	12,284,314	9,912,366	57,576,915
2015	21,137,423	—	4,224,060	12,773,051	38,134,534
2016	2,054,405	—	280,091	13,774,472	16,108,968
2017 and beyond	—	—	—	16,551,599	16,551,599
Total	$152,854,841	$6,121,425	$34,495,721	$64,467,726	$257,939,713

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

On December 23, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12, which indefinitely defers the provisions in ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which OCI is presented (for both interim and annual financial statements). The other provisions in ASU 2011-05 are unaffected by the deferral. During the deferral period, entities will still need to comply with the existing U.S. GAAP requirements for the presentation of reclassification adjustments.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

In May 2011, the FASB issued authoritative guidance to improve the consistency of fair value measurement and disclosure requirements between US GAAP and International Financial Reporting Standards. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements - quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a non-financial asset that is different from the asset’s highest and best use - the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required - the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual periods beginning after December 31, 2011. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

In March 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments.  The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods therein. We are currently evaluating the impact this update will have on our consolidated financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our annual report on Form 10-K for the period ended September 30, 2011  under Part I— Item 1A—Risk Factors.  If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  We purchase consumer loans, on a worldwide basis, made primarily to active-duty, career retired U.S. military personnel or U.S. Department of Defense employees.  We purchase primarily from two different types of sources.  Our largest source of military loans is the Consumer Banking Division (“MBD”) of MidCountry Bank (“MCB”), a federally chartered stock savings bank and wholly owned subsidiary of MCFC, an affiliate who originates military loans through a network of loan production offices and via the Internet. Military families use these loan proceeds to purchase goods and services.  In July 2011, we entered into an Amended and Restated Non-Recourse Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD that outlines the terms of the sale and servicing of these loans.  We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We plan to hold these military loans and retail installment contracts until repaid.

Our finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by MBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the second quarter of fiscal 2012, the average size of a loan when acquired was approximately $3,342.  A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

Lending and Servicing Operations

Primary Supplier of Loans

We have retained MBD as our primary supplier of loans.  Under the LSMS Agreement, MBD uses our underwriting criteria (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance).  These criteria primarily require the following:

•                  All borrowers are primarily active-duty, career retired U.S. military personnel or U.S. Department of Defense employees.

•                  All potential borrowers must complete standardized credit applications either in person at one of MBD’s loan production offices or online via the Internet.

•                  A thorough review must be conducted on all applicants’ military service history.

•                  Loan repayment terms are generally structured to repay the entire loan prior to the customer’s estimated separation from the military.

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

As a customer service, we consider purchasing a new loan from MBD that includes a refinanced portion if the existing borrower has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 25.3% of the amount of military loans we purchased in the second quarter of fiscal 2012 were refinancings of outstanding loans compared to 25.7% during the second quarter of fiscal 2011.

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

Management and Recordkeeping Services

We have retained MBD to provide management and recordkeeping services in accordance with the LSMS Agreement.  MBD services our finance receivables. For these management and recordkeeping services, we pay MBD a monthly fee in an amount equal to 0.7% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  Also, as part of its compensation for performing these management and record keeping services, MBD retains all ancillary revenue, including late charges and insufficient funds fees, associated with these loans and retail installment contracts.  For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  In addition, this quarter, we paid MBD $0.6 million in fees connected with MBD’s origination of the military loans, as compared with $0.6 million in the same quarter last year.

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

If our customers are killed, injured, become ill among other events, including during war, the Company will have payment obligations.  The liability we establish for possible losses related to our debt protection and reinsurance operations and the corresponding charges to our income to maintain this amount are actuarially evaluated annually and we consider this amount adequate.

Finance Receivables

Our finance receivables are comprised of loans purchased from MBD (collectively referred to below as “military loans”) and retail installment contracts.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	March 31,	September 30,
	2012	2011
	(dollars in thousands, except average note balance)
Finance receivables:
Total finance receivables balance	$380,957	$405,234
Average note balance	$2,661	$2,699
Total number of notes	143,188	150,155

Military loans:
Total military receivables	$350,077	$370,602
Percent of total finance receivables	91.89%	91.45%
Average note balance	$2,846	$2,898
Number of notes	123,024	127,878

Retail installment contracts:
Total retail installment contract receivables	$30,880	$34,632
Percent of total finance receivables	8.11%	8.55%
Average note balance	$1,531	$1,555
Number of notes	20,164	22,277

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Total finance receivables balance	$380,957	$382,313	$380,957	$382,313

Average total finance receivables (1)	$394,549	$390,665	$403,483	$392,715

Average interest bearing liabilities (1)	$274,200	$271,842	$280,663	$283,268

Total interest income and fees	$27,784	$27,904	$57,190	$56,645

Total interest expense	$4,882	$4,789	$9,867	$9,535

(1)  Averages are computed using month-end proforma balances.

Results of Operations and Financial Condition

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total Finance Receivables.  Our aggregate finance receivables decreased 0.34% or $1.3 million, to $381.0 million on March 31, 2012 from $382.3 million on March 31, 2011.  Lower than expected demand for military loans led to a decline in originations for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  Our primary supplier of loans, MBD saw a 2.3% or $1.6 million decrease in military loan originations during the second quarter of fiscal 2012.  Our acquisition of retail installment contracts decreased during the second quarter of fiscal 2012 by $2.0 million or 27.1% compared to the second quarter of fiscal 2011.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 95.7% of our total revenue for the second quarter of fiscal 2012 compared to 93.7% for the second quarter of fiscal 2011. Interest income and fees decreased to $27.8 million in the second quarter of fiscal 2012 from $27.9 million for the second quarter of fiscal 2011, a decrease of $0.1 million or 0.4%.

Interest Expense.  Interest expense in the second quarter of 2012 increased to $4.9 million compared to $4.8 million or 2.1% for the second quarter of fiscal 2012.  This increase is due to the increase in our junior subordinated investment notes to $64.8 million as of March 31, 2012, compared to $53.6 million as of March 31, 2011, an increase of $11.2 million or 20.9% and slightly offset by a decrease of average other interest bearing liabilities of 3.7%.

Provision for Credit Losses.  The provision for credit losses in the second quarter of fiscal 2012 increased to $9.4 million from $6.1 million in the second quarter of fiscal 2011, an increase of $3.3 million or 54.1%.  Net charge offs increased to $8.9 million in the second quarter of fiscal 2012 from $6.2 million in the second quarter of fiscal 2011, an increase of $2.7 million or 43.5%.  The net charge off ratio increased to 9.1% for the second quarter of fiscal 2012 compared to 6.4% for the second quarter of fiscal 2011. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Noninterest Income.  Noninterest income consists of revenue from debt protection fees, and credit reinsurance premiums which were $1.2 million in the second quarter of fiscal 2012 compared to $1.9 million in the second quarter of fiscal 2011, a decrease of $0.7 million or 36.8%.  Noninterest income decreased during the second quarter of fiscal 2012 due to a decrease in our military loan originations in the second quarter of fiscal 2012 of 2.3% compared to second quarter of fiscal 2011.

Noninterest Expense.  Noninterest expense in the second quarter of fiscal 2012 was $11.7 million compared to $12.1 million for the second quarter of fiscal 2011.  Management and recordkeeping services fees in the second quarter of fiscal 2012 increased by $0.1 million or 1.4% from the second quarter of fiscal 2011 due to an increase in the average finance receivables of 1.0% upon which this fee is based. This increase is offset by other individually immaterial decreases in noninterest expense.

Provision for Income Taxes.  The Company’s effective tax rate is 39.4% in the second quarter of fiscal 2012 compared to 38.8% in the second quarter of fiscal 2011, or an increase of 0.6%.  This increase is primarily due to a change in state apportionment factors driven by a shift in business mix as a result of the mix of product revenue.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

Total Finance Receivables.  Our aggregate finance receivables decreased 6.0% or $24.2 million, to $381.0 million on March 31, 2012 from $405.2 million on September 30, 2011.  Lower than expected demand for military loans led to a decline in originations for the first six months of fiscal 2012 compared to the first six months of fiscal 2011.  Our primary supplier of loans, MBD saw a 6.8% or $13.1 million decrease in military loan originations during the first six months of fiscal 2012.  Our acquisition of retail installment contracts decreased during the first six months of fiscal 2012 by $2.5 million or 15.4% compared to the first quarter of fiscal 2011.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 95.4% of our total revenue for the first six months of fiscal 2012 compared to 94.1% for the first six months of fiscal 2011. Interest income and fees increased to $57.2 million in the first six months of fiscal 2012 from $56.6 million for the first six months of fiscal 2011, an increase of $0.6 million or 1.1%.  This increase was primarily due to an increase in average total finance receivables of 2.7%.

Interest Expense.  Interest expense in the first six months of 2012 increased to $9.9 million compared to $9.5 million or 4.2% for the first six months of fiscal 2011.  This increase is due to the increase in our junior subordinated investment notes to $64.8 million as of March 31, 2012, compared to $53.6 million as of March 31, 2011, an increase of $11.2 million or 20.9% and slightly offset by a decrease of average other interest bearing liabilities of 3.7%.

Provision for Credit Losses.  The provision for credit losses in the first six months of fiscal 2012 increased to $17.0 million from $12.9 million in the first six months of fiscal 2011, an increase of $4.1 million or 31.8%.  Net charge offs increased to $15.6 million in the first six months of fiscal 2012 from $12.4 million in the first six months of fiscal 2011, an increase of $3.2 million or 25.8%.  The net charge off ratio increased to 7.7% for the first six months of fiscal 2012 compared to 6.3% for the first six months of fiscal 2011. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Noninterest Income.  Noninterest income consists of revenue from debt protection fees, and credit reinsurance premiums which were $2.7 million in the first six months of fiscal 2012 compared to $3.6 million in the first six months of fiscal 2011, a decrease of $0.9 million or 25.0%.  Noninterest income decreased during the first six months of fiscal 2012 due to a decrease in our military loan originations in the first six months of fiscal 2012 of 6.8% compared to the first six months of fiscal 2011.

Noninterest Expense.  Noninterest expense in the first six months of fiscal 2012 was $23.4 million compared to $24.0 million for the first six months of fiscal 2011.  Management and recordkeeping services fees in the first six months of fiscal 2012 increased by $0.4 million or 2.3% from the first six months of fiscal 2011 due to an increase in the average finance receivables of 2.7% upon which this fee is based.  Amortization of intangibles decreased by $0.4 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.  Other individually immaterial expenses also decreased in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.

Provision for Income Taxes.  The Company’s effective tax rate is 39.2% in the first six months of fiscal 2012 compared to 38.4% in the first six months of fiscal 2011, or an increase of 0.8%.  This increase is primarily due to a change in state apportionment factors driven by a shift in business mix as a result of the mix of product revenue.

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

	March 31,	September 30,	March 31,
	2012	2011	2011
	(dollars in thousands)
Total finance receivables	$380,957	$405,234	$382,313
Total finance receivables balances 60 days or more past due	12,526	13,954	11,249
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	3.29%	3.44%	2.94%

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

Military Loans.  Our charge-off policy is to charge off military loans at 180 days past due or earlier if management deems it appropriate.  Charge-offs can occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When purchasing loans, however, we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans. As of March 31, 2012 and September 30, 2011, we had approximately $9.4 million, or 2.5% of our total portfolio, and $8.9 million, or 2.2% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  As of March 31, 2011 and September 30, 2010, we had approximately $7.3 million, or 2.0% of our total portfolio, and $5.9 million, or 1.5% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  Another source of loss is when a customer declares bankruptcy.  See our annual report “Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Military loans:
Military loans charged-off	$9,435	$7,113	$16,519	$13,682
Less recoveries	999	1,118	1,714	1,954
Net charge-offs	$8,436	$5,995	$14,805	$11,728
Average military loan receivables (1)	$362,302	$356,456	$370,111	$351,763
Percentage of net charge-offs to average military receivables (annualized)	9.31%	6.73%	8.00%	6.67%

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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$615	$344	$994	$850
Less recoveries	118	128	208	222
Net charge-offs	$497	$216	$786	$628
Average retail installment contract receivables (1)	$32,247	$39,634	$33,372	$40,952
Percentage of net charge-offs to average retail installment contract receivables (annualized)	6.16%	2.18%	4.71%	3.07%

(1) Averages are computed using month-end balances.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Balance, beginning of period	$26,296	$25,146	$25,396	$24,496
Finance receivables charged-off	(10,050)	(7,457)	(17,513)	(14,532)
Less recoveries	1,117	1,246	1,922	2,176
Net charge-offs	(8,933)	(6,211)	(15,591)	(12,356)
Provision for credit losses	9,433	6,061	16,991	12,856
Balance, end of period	$26,796	$24,996	$26,796	$24,996

We maintain an allowance for credit losses, which represents management’s best estimate of future losses inherent in the outstanding finance receivable portfolio.  The allowance for credit losses is reduced by actual credit losses and is increased by the provision for credit losses and recoveries of previous credit losses.  The provision for credit losses is charged to earnings to bring the total allowance to a level considered necessary by management.  As the portfolio of finance receivables consists of a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as two separate components: military loans and retail installment contracts.  Management considers numerous factors in estimating losses in our credit portfolio, including the following:

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Average total finance receivables (1)	$394,549	$390,665	$403,483	$392,715
Provision for credit losses	9,433	6,061	16,991	12,856
Net charge-offs	8,933	6,211	15,591	12,356
Net charge-offs as a percentage of average total finance receivables (annualized)	9.06%	6.36%	7.73%	6.29%
Allowance for credit losses	$26,796	$24,996	$26,796	$24,996
Allowance as a percentage of average total finance receivables	6.79%	6.40%	6.64%	6.36%

(1) Averages are computed using month-end balances.

Loan Acquisition

Asset growth is the most important factor in determining our future revenues.  In connection with purchasing the loans, we pay MBD a fee in the amount of $30.00 for each military consumer loan originated by MBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in MBD’s deferred acquisition cost analysis.  Our loan acquisitions decreased for the first six months of fiscal 2012 to $193.3 million from $208.8 million in the first six months of fiscal 2011.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(dollars in thousands, except average note balance)
Total loans acquired/originated:
Gross balance	$73,313	$76,948	$193,264	$208,808
Number of finance receivable notes	21,935	23,087	56,927	61,827
Average note amount	$3,342	$3,333	$3,395	$3,377

Military loans:
Gross balance	$67,856	$69,458	$179,648	$192,712
Number of finance receivable notes	19,507	19,983	50,723	55,198
Average note amount	$3,479	$3,476	$3,542	$3,491

Retail installment contracts:
Gross balance	$5,457	$7,490	$13,616	$16,096
Number of finance receivable notes	2,428	3,104	6,204	6,629
Average note amount	$2,247	$2,413	$2,195	$2,428

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  This amount is generally cash used in investing activities.  Cash provided from investing activities in the first six months of fiscal 2012 was approximately $4.0 million and cash used in financing activities was $20.9 million, which was funded from $27.4 million in operating activities.  Cash used in investing activities in the first six months of fiscal 2011 was approximately $7.2 million and cash used in financing activities was $16.9 million, which was funded by operating activities of $23.6 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our Secured Senior Lending Agreement, dated June 12, 2009 (the “SSLA”).  With the ongoing uncertainty in the financial markets and the economic conditions generally, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of March 31, 2012 of $6.1 million from withdrawing banks who previously participated in the Senior Lending Agreement (“SLA”) or SSLA.

To further enhance our information technology capabilities, we have engaged a third party to provide assistance with the evaluation of our existing Daybreak lending system, which may ultimately result in the conversion to a new lending system.  The system evaluation commenced in April 2012, with future capital expenditures expected throughout fiscal year 2012 and 2013.

On January 6, 2012, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the Securities and Exchange Commission in January 2010 (File No. 333-164109) (“2012 Registration Statement”).  Pursuant to this 2012 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.  As of March 31, 2012, we have issued 284 investment notes in conjunction with this offering with an aggregate value of $18.8 million.

Senior Indebtedness - Bank Debt.

On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the SLA, dated as of June 9, 1993, as subsequently amended and restated.  The Company filed a Form 8-K on June 18, 2009 providing a brief description of the material terms of the SSLA.

As of March 31, 2012, we had $193.5 million of senior debt outstanding, compared to $214.5 million at September 30, 2011, a decrease of $21.0 million, or 9.8%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  The term of the current SSLA ends on March 31, 2013 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  As of March 31, 2012, we could request up to $144.6 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of March 31, 2012 we were in compliance with all covenants under the SSLA.

There were no advances outstanding under the revolving credit line as of March 31, 2012 and September 30, 2011. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at March 31, 2012 and 2011.

As of March 31, 2012, the lenders have indicated a willingness to participate in fundings up to an aggregate of $338.1 million during the next 12 months, an increase of $18.9 million from September 30, 2011, of which $193.5 million is currently outstanding.  Included in this amount are borrowings of $6.1 million from withdrawing banks who previously participated in the SLA or SSLA.

In the third quarter of fiscal 2010, we amended the SSLA to allow additional banks to become parties to the SSLA in a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as a “voting bank.” and each lender that does not have voting rights under the SSLA as a “non-voting bank.”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or restrict any action by us, or the voting banks.

Senior Indebtedness Table - Bank Debt.

As of March 31, 2012 and September 30, 2011, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

		Pro forma (1)		Pro forma (2)
	March 31,	March 31,	September 30,	September 30,
	2012	2012	2011	2011
	(dollars in thousands)
Revolving credit line:
Total facility	$45,000	$45,000	$40,000	$40,000
Balance at end of period	—	13,247	—	14,100
Maximum available credit (3)	45,000	31,753	40,000	25,900

Term notes: (4)
Voting banks	$252,500	$252,500	$227,500	$227,500
Withdrawing banks	6,121	6,121	14,852	14,852
Non-voting banks	34,496	34,496	36,823	36,823
Total facility	$293,117	$293,117	$279,175	$279,175
Balance at end of period	193,472	193,472	214,491	214,491
Maximum available credit (3)	99,645	99,645	64,684	64,684

Total revolving and term notes: (4)
Voting banks	$297,500	$297,500	$267,500	$267,500
Withdrawing banks	6,121	6,121	14,852	14,852
Non-voting banks	34,496	34,496	36,823	36,823
Total facility	$338,117	$338,117	$319,175	$319,175
Balance at end of period	193,472	206,719	214,491	228,591
Maximum available credit (3)	144,645	131,398	102,714	90,584
Credit facility available (5)	103,661	90,414	104,684	90,584
Percent utilization of voting banks	51.38%	55.83%	61.60%	66.14%
Percent utilization of the total facility	57.22%	61.14%	67.20%	71.62%

(1) Total facility pro forma assumes the early allotment payments received March 30, 2012 that were due on April 1, 2012.

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

Subordinated Debt - Parent.  In the second quarter of fiscal 2010, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  During the second quarter of fiscal 2012, there were no borrowings or repayments on this debt.  As of March 31, 2012 and September 30, 2011, there was no outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of March 31, 2012, we had outstanding $64.8 million of these notes (with accrued interest), which includes a $0.3 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.23%.  Included in the $64.8 million is approximately $18.8 million of funds from our most recent offering.  See discussion in “Item No.1 Notes to Condensed Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2012, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 5.00% in accordance with our SSLA.  The prime rate as of March 31, 2012 was 3.25%.  In order for any impact to occur, the prime rate will need to increase more than 175 basis points.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 6.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of March 31, 2012 was 0.90%.  In order for any impact to occur, the 90 day moving average rate of treasury notes would need to increase by 265 basis points.  A 10% increase or decrease in the prime rate or the 90 day moving average rate of treasury notes would not have any effect on our earnings.

ITEM 4T.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this quarterly report (evaluation date), and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

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

ITEM 1A.  Risk Factors

In our 2011 Annual Report on Form 10-K, we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  These risks have not changed from those previously disclosed in our Annual Report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 6, 2012, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the Securities and Exchange Commission in January 2010 (File No. 333-164109) (“2012 Registration Statement”).  Pursuant to this 2012 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.  As of March 31, 2012, we have issued 284 investment notes in conjunction with this offering with an aggregate value of $18.8 million.

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

10.35

Amendment No. 33 to the Secured Senior Lending Amendment dated as of December 12, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 10.35 of the Form 10Q filed with the SEC on February 13, 2012).

10.36

Amendment No. 34 to the Secured Senior Lending Amendment dated as of December 29, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.36 of the Form 10Q filed with the SEC on February 13, 2012).

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

101

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the period ended March  31, 2012, filed with the SEC on May 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2012and 2011 and (iv) Notes to Condensed Consolidated Financial Statements.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer, Chairman	May 14, 2012
Thomas H. Holcom, Jr.	and Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	May 14, 2012
Laura V. Stack	Treasurer, Asst. Secretary and
Director (Principal Financial
Officer and Principal Accounting
Officer)

/s/ Joseph B. Freeman	Chief Operating Officer,	May 14, 2012
Joseph B. Freeman	President and Director

/s/ Robert F. Hatcher	Director	May 14, 2012
Robert F. Hatcher