Form 10-Q
period 2012-06-30
PIONEER FINANCIAL SERVICES INC
filed 2012-08-13
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2012
Common Stock, no par value	One Share

As of August 13, 2012, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2012

PART I FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2012 and September 30, 2011

(unaudited)

	June 30,	September 30,
	2012	2011

ASSETS
Cash and cash equivalents - non-restricted	$2,475,232	$1,256,841
Cash and cash equivalents - restricted	722,439	696,578
Investments - restricted	1,027,007	3,087,572
Investments - non-restricted	3,681,798	2,832,972

Net finance receivables	315,142,628	330,704,771

Furniture and equipment, net	71,602	110,056
Deferred income tax asset	9,970,841	8,547,625
Prepaid and other assets	3,160,880	4,958,825
Deferred acquisition costs	5,356,740	5,917,860
Goodwill	31,474,280	31,474,280
Intangibles, net	6,063,500	7,740,200

Total assets	$379,146,947	$397,327,580

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable	$202,445	$217,661
Accrued expenses and other liabilities	6,675,826	8,156,940
Amortizing term notes	185,925,410	214,490,826
Investment notes	66,929,030	59,724,991

Total liabilities	259,732,711	282,590,418

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	67,778	114,522
Retained earnings	32,952,258	28,228,440

Total stockholder’s equity	119,414,236	114,737,162

Total liabilities and stockholder’s equity	$379,146,947	$397,327,580

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended June 30, 2012 and 2011

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Interest income and fees	$27,438,245	$28,267,839	$84,628,095	$84,913,166

Interest expense	4,641,469	4,721,389	14,508,016	14,256,399

Net interest income before provision for credit losses	22,796,776	23,546,450	70,120,079	70,656,767
Provision for credit losses	7,854,009	6,296,212	24,845,666	19,152,022
Net interest income	14,942,767	17,250,238	45,274,413	51,504,745

Non-interest income, net
Debt protection, insurance premiums earned and other income	985,909	2,045,332	3,729,954	5,621,427
Total non-interest income, net	985,909	2,045,332	3,729,954	5,621,427

Non-interest expense
Management and recordkeeping services fees	9,621,261	9,661,632	29,846,097	29,429,900
Professional and regulatory fees	278,859	403,155	921,536	1,002,494
Amortization of intangibles	558,900	743,400	1,676,700	2,230,200
Other operating expenses	869,126	1,127,231	2,249,448	3,234,148
Total non-interest expense	11,328,146	11,935,418	34,693,781	35,896,742

Income before income taxes	4,600,530	7,360,152	14,310,586	21,229,430
Provision for income taxes	870,589	2,715,389	4,678,428	8,040,086
Net income	$3,729,941	$4,644,763	$9,632,158	$13,189,344

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the nine months ended June 30, 2012 and 2011

(unaudited)

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income

Balance, September 30, 2010	$106,531,894	$86,394,200	$19,970,014	$167,680
Comprehensive income:
Net income	13,189,344	—	13,189,344	—
Unrealized loss on investments, net of tax of $(60,057)	(56,145)	—	—	(56,145)
Total comprehensive income	13,133,199	—	13,189,344	(56,145)

Dividend paid to parent	(6,523,006)	—	(6,523,006)	—
Balance, June 30, 2011	$113,142,087	$86,394,200	$26,636,352	$111,535

Balance, September 30, 2011	$114,737,162	$86,394,200	$28,228,440	114,522
Comprehensive income:
Net income	9,632,158	—	9,632,158	—
Unrealized loss on investments, net of tax of ($25,170)	(46,744)	—	—	(46,744)
Total comprehensive income	9,585,414	—	9,632,158	(46,744)

Dividend paid to parent	(4,908,340)	—	(4,908,340)	—
Balance, June 30, 2012	$119,414,236	$86,394,200	$32,952,258	$67,778

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended June 30, 2012 and 2011

(unaudited)

	Nine Months Ended June 30,

	2012	2011
Cash flows from operating activities:
Net income	$9,632,158	$13,189,344
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	24,845,666	19,152,022
Depreciation and amortization	1,723,656	2,237,525
Deferred income taxes	(1,398,046)	(1,013,563)
Interest accrued on investment notes	1,682,483	1,505,283
Changes in:
Accounts payable and accrued expenses	(1,496,330)	(1,625,907)
Deferred acquisition costs	561,120	(848,334)
Unearned premium reserves	1,208,003	2,397,660
Prepaids and other assets	1,797,945	(1,011,833)

Net cash provided by operating activities	38,556,655	33,982,197

Cash flows from investing activities:
Finance receivables purchased from affiliate	(175,769,271)	(187,905,349)
Finance receivables purchased from retail merchants	(18,249,478)	(22,303,623)
Finance receivables repaid	183,527,223	179,970,691
Capital expenditures	(37,005)	(25,920)
Change in restricted cash	(25,861)	(14,441)
Investments purchased - restricted	—	(353,318)
Investments purchased - non-restricted	—	(3,948,639)
Investments matured - restricted	—	3,153,318
Investments matured - non-restricted	1,100,000	1,950,000

Net cash used in investing activities	(9,454,392)	(29,477,281)

Cash flows from financing activities:
Net repayments under lines of credit	—	(3,708,000)
Proceeds from borrowings	54,048,945	111,374,339
Repayment of borrowings	(77,024,477)	(106,196,669)
Dividends paid to parent	(4,908,340)	(6,523,006)

Net cash used in financing activities	(27,883,872)	(5,053,336)

Net increase/(decrease) in cash and equivalents - non-restricted	1,218,391	(548,420)

Cash and cash equivalents - non-restricted - Beginning of period	1,256,841	1,938,610

Cash and cash equivalents - non-restricted - End of period	$2,475,232	$1,390,190

Additional cash flow information:
Interest paid	$12,674,036	$12,331,701
Income taxes paid	$7,525,807	$10,188,877

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012 and September 30, 2011 and for the three and nine months ended June 30, 2012 and June 30, 2011

(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively, “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated.  We were acquired on May 31, 2007 by MidCountry Financial Corp., a Georgia corporation (“MCFC”), as a wholly owned first-tier subsidiary (the “Acquisition”).

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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the third quarter of 2012, we purchased $113.0 million military loans from MBD compared to $123.8 million during the third quarter of 2011.  We acquired $6.1 million retail installment contracts during the third quarter of 2012 compared to $7.7 million during the third quarter of 2011.  Approximately 28.8% of the amount of military loans we purchased in the third quarter of fiscal 2012 were refinancings of outstanding loans compared to 29.5% during the third quarter of fiscal 2011.  Our finance receivables are disaggregated as military loans and retail installment contracts.

In the normal course of business, we receive customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  On June 29, 2012 and September 30, 2011 we collected $13.3 million and $14.1 million, respectively, in customer loan payments in advance of the payment due dates, July 1, 2012 and October 1, 2011. These payments and use of cash are reflected on the balance sheets as a reduction of net finance receivables and the corresponding accrued interest receivable. Unapplied finance receivables payments consist of principal amounts collected on June 29, 2012 and September 30, 2011, but due on July 1, 2012 and October 1, 2011, respectively.

The following table represents finance receivables for the periods presented:

	June 30,	September 30,
	2012	2011

Military loans	$359,593,782	$370,601,538
Retail installment contracts	29,156,637	34,632,001

Total finance receivables	388,750,419	405,233,539

Net deferred loan fees and dealer discounts	(19,902,513)	(21,519,999)
Unearned debt protection and insurance premium reserves	(13,493,402)	(14,701,405)
Unapplied finance receivables payments	(10,459,498)	(11,152,083)
Debt protection claims and policy reserves	(2,606,123)	(1,759,026)

Finance receivables - net of unearned fees, prepaids and premiums	342,288,883	356,101,026

Allowance for credit losses	(27,146,255)	(25,396,255)

Net finance receivables	$315,142,628	$330,704,771

Management has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses inherent in the finance receivable portfolio. Our portfolio consists of a large number of relatively small, homogenous accounts.  No account is large enough to warrant individual evaluation for impairment. For purposes of determining the allowance for credit losses, we have segmented the finance receivable portfolio by military loans and retail installment contracts.

The allowance for credit losses for military loans and retail installment contracts is maintained at an amount that management considers sufficient to cover estimated losses inherent in the finance receivable portfolio.  Our allowance for credit losses is sensitive to risk ratings assigned to evaluated segments, economic assumptions and delinquency trends driving statistically modeled reserves. We consider numerous qualitative and quantitative factors in estimating losses in our finance receivable portfolio, including the following:

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the period presented:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2012			June 30, 2011
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$24,570	$2,226	$26,796	$22,134	$2,862	$24,996
Finance receivables charged-off	(7,841)	(434)	(8,275)	(6,291)	(703)	(6,994)
Recoveries	686	85	771	874	124	998
Provision	7,711	143	7,854	6,206	90	6,296
Balance, end of period	$25,126	$2,020	$27,146	$22,923	$2,373	$25,296

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2012			June 30, 2011
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$22,970	$2,426	$25,396	$22,764	$1,732	$24,496
Finance receivables charged-off	(24,360)	(1,428)	(25,788)	(19,973)	(1,553)	(21,526)
Recoveries	2,400	293	2,693	2,828	346	3,174
Provision	24,116	729	24,845	17,304	1,848	19,152
Balance, end of period	$25,126	$2,020	$27,146	$22,923	$2,373	$25,296

Finance receivables	$359,594	$29,156	$388,750	$363,808	$37,006	$400,814
Allowance for credit losses	(25,126)	(2,020)	(27,146)	(22,923)	(2,373)	(25,296)
Balance net of allowance	$334,468	$27,136	$361,604	$340,885	$34,633	$375,518

The accrual of interest income is suspended when a full payment on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds an amount equal to 60 days of interest charges. Nonperforming assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days.  As of June 30, 2012, we had $8.9 million in military loans and $1.2 million in retail installment contracts that were non-performing assets compared to $7.1 million in military loans and $1.3 million in retail installment contracts as of June 30, 2011.  We did not have any finance receivables greater than 90 days past due accruing interest as of June 30, 2012 or 2011.  The accrual of interest is resumed and the account is considered current, when a full payment (95% or more of the monthly payment amount) is received.  We consider a loan impaired after 180 days past due and it is removed from our finance receivable portfolio.  We do not restructure troubled debt as a form of curing delinquencies.

The following table reflects the amount of accrued interest receivable for non-performing loans as of the periods presented:

	June 30,	September 30,
	2012(1)	2011 (1)
	(dollars in thousands)

Total accrued interest receivable	$4,951	$5,318

Non-performing assets:
Military loans	552	394
As percent of total accrued interest receivable	11.1%	7.4%

Retail installment contracts	12	14
As percent of total accrued interest receivable	0.2%	0.3%

Total accrued interest on non-performing assets	$564	$408

Total non-performing as a percent of total accrued interest	11.4%	7.7%

(1)  Total accrued interest is based on pro forma amounts and excludes the advance allotment payments.

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

The following reflects the credit quality of the Company’s finance receivables:

	June 30,	September 30,
	2012	2011
	(dollars in thousands)

Total finance receivables:
Gross balance	$388,750	$405,234
Performing	378,640	396,507
Non-performing, 90 days delinquent	10,110	8,727
Non-performing loans as a percent of gross balance	2.60%	2.15%

Military loans:
Gross balance	$359,594	$370,602
Performing	350,653	362,787
Non-performing, 90 days delinquent	8,941	7,815
Non-performing loans as a percent of gross balance	2.49%	2.11%

Retail installment contracts:
Gross balance	$29,156	$34,632
Performing	27,987	33,720
Non-performing, 90 days delinquent	1,169	912
Non-performing loans as a percent of gross balance	4.01%	2.63%

Past due finance receivables as of June 30, 2012 and September 30, 2011 are as follows:

	Age Analysis of Past Due Financing Receivables
	As of June 30, 2012
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$3,424	$8,941	$12,365	$347,229	$359,594
Retail installment contracts	388	1,169	1,557	27,599	29,156
Total	$3,812	$10,110	$13,922	$374,828	$388,750

	Age Analysis of Past Due Financing Receivables
	As of September 30, 2011
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$4,697	$7,815	$12,512	$358,090	$370,602
Retail installment contracts	529	912	1,441	33,191	34,632
Total	$5,226	$8,727	$13,953	$391,281	$405,234

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

NOTE 3:  GOODWILL AND INTANGIBLES

Due to the Acquisition, the Company recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets as of June 30, 2012 and September 30, 2011 are as follows:

	June 30, 2012			September 30, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(8,643,125)	$2,356,875	$11,000,000	$(7,929,344)	$3,070,656
Agent relationships	700,000	(508,340)	191,660	700,000	(456,968)	243,032
Vendor relationships	1,700,000	(1,233,835)	466,165	1,700,000	(1,109,608)	590,392
Trade name	7,000,000	(4,199,037)	2,800,963	7,000,000	(3,674,508)	3,325,492
Technology	4,000,000	(3,752,163)	247,837	4,000,000	(3,489,372)	510,628
Valuation of business acquired - unearned premium	1,600,000	(1,600,000)	—	1,600,000	(1,600,000)	—

Total amortizable intangibles	$26,000,000	$(19,936,500)	$6,063,500	$26,000,000	$(18,259,800)	$7,740,200

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ended	Annual Amortization
September 30,	Expense

July - September 2012	$558,300
2013	1,706,000
2014	1,243,000
2015	1,027,000
2016	847,000
Thereafter	682,200

Total	$6,063,500

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill at September 30, 2011, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairments of goodwill or amortizable intangible assets as of June 30, 2012.

NOTE 4: RELATED PARTY TRANSACTIONS

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

	For the three months ended		For the nine months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(dollars in thousands)		(dollars in thousands)
Loan purchasing:
Loans purchased from MBD	$68,036	$71,587	$175,769	$187,905

Management and record keeping services:
Monthly servicing to MBD (0.7% of outstanding principal)	$8,162	$8,181	$25,470	$24,989
Monthly servicing to MBD ($2.82 for each loan owned at prior fiscal year end)	1,271	1,293	3,813	3,878
Monthly cost sharing to MCFC ($62,500 per month)	188	188	563	563
Total management and record keeping services	$9,621	$9,662	$29,846	$29,430

Other transactions:
Fees paid to MBD in connection with loans purchased ($30.00 each loan purchased)	$886	$980	$2,408	$2,542
Tax payments	744	3,043	7,526	10,189
Dividends paid to MCFC	926	2,103	4,908	6,523
Total other transactions	$2,556	$6,126	$14,842	$19,254

NOTE 5:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents — The carrying value approximates fair value due to their liquid nature and classified as Level 1.

Investments — Restricted — Fair value for U.S. government bond investments are based on quoted market prices and classified as Level 1.

Investments - Non-Restricted — Fair value for U.S. government bond investments are based on quoted market prices and classified as Level 1.  The carrying value of certificates of deposit approximates fair value due to their liquid nature and classified as Level 1.

Finance Receivables — The fair values of finance receivables are estimated by discounting future cash flows using current rates at which similar finance receivables would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of finance receivables is evaluated at current market rate to determine fair value. If the Company’s finance receivables were measured at fair value in the financial statements these finance receivables would be classified as Level 2 in the fair value hierarchy.

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

	June 30, 2012		September 30, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$2,475,232	$2,475,232	$1,256,841	$1,256,841
Cash and cash equivalents - restricted	722,439	722,439	696,578	696,578
Investments - restricted	1,027,007	1,027,007	3,087,572	3,087,572
Investments - non-restricted	3,681,798	3,681,798	2,832,972	2,832,972
Net finance receivables	315,142,628	313,782,002	330,704,771	331,555,761

Financial liabilities:
Amortizing term notes	$185,925,410	$186,042,108	$214,490,826	$214,642,324
Investment notes	66,929,030	66,239,297	59,724,991	59,876,461

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

For the fiscal quarter ended June 30, 2012 and fiscal year ended September 30, 2011 there were no significant transfers in or out of Levels 1, 2 or 3.

The following table represents our recurring valuations of restricted investments as of June 30, 2012 and September 30, 2011:

	June 30, 2012				September 30, 2011
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses) (1)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:
U.S. government bonds	$982,811	$44,196	$—	$1,027,007	$2,911,384	$176,188	$—	$3,087,572
Total restricted investments	$982,811	$44,196	$—	$1,027,007	$2,911,384	$176,188	$—	$3,087,572

(1)     The net unrealized gain on investments of $44,196, net of tax of $15,469, is included in accumulated other comprehensive income.

The following table represents our recurring valuations of non-restricted investments as of June 30, 2012 and September 30, 2011:

	June 30, 2012				September 30, 2011
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses) (1)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Non-restricted investments:
Certificates of deposit	$700,012	$—	$—	$700,012	$900,012	$—	$—	$900,012
U.S. government bonds	2,921,707	60,079	—	2,981,786	1,932,960	—	—	1,932,960
Total non-restricted investments	$3,621,719	$60,079	$—	$3,681,798	$2,832,972	$—	$—	$2,832,972

(1)     The net unrealized gain on investments of $60,079, net of tax of $21,028, is included in accumulated other comprehensive income.

During the first nine months of fiscal 2012 and fiscal 2011, we did not recognize any material realized gains or losses or receive proceeds from sales on restricted and non-restricted investments.

NOTE 6:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2013 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  As of June 30, 2012, we could request up to $117.0 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of June 30, 2012 the lenders have indicated a willingness to participate in fundings up to an aggregate of $367.3 million during the next 12 months, including $185.9 million that is currently outstanding. Included in this amount are borrowings of $3.6 million from withdrawing banks that previously participated in the SLA or SSLA.  In July 2012, the Company received a withdrawal notification from a lender with outstanding borrowings of $17.7 million as of June 30, 2012.

Our SSLA  allows additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA as “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of June 30, 2012, the principal balance outstanding to non-voting banks under the SSLA was $31.6 million.

Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 6.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the quarter ended June 30, 2012, we incurred $0.1 million in uncommitted availability fees.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our net finance receivables unless otherwise required by generally accepted accounting principles, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our net finance receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required capital may be distributed as a dividend.  As of June 30, 2012, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $66.9 million, which includes a $0.3 million purchase adjustment at June 30, 2012, and $59.7 million, which includes a $0.4 million purchase adjustment at September 30, 2011.  The purchase adjustments relate to fair value adjustments recorded as part of the Acquisition.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $52,911 and $49,951, with a weighted interest rate of 9.10% and 9.12% at June 30, 2012 and September 30, 2011, respectively.

On January 6, 2012, the SEC declared effective our post effective amendment to our amended registration statement originally filed with the SEC in January 2010 (File No. 333-164109) (“2012 Registration Statement”).  Pursuant to this 2012 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.  As of June 30, 2012, we have issued 337 investment notes in conjunction with this offering with an aggregate value of $22.8 million.

Subordinated Debt - Parent

Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of June 30, 2012 and September 30, 2011 we did not have an outstanding balance.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) as of June 30, 2012, follows:

Year	Amortizing Notes	Amortizing Notes	Amortizing Notes	Investment
Ended	SSLA Lenders	Withdrawing Banks	Non-Voting Banks	Notes	Total
2012	$19,169,058	$2,012,879	$2,878,400	$2,424,539	$26,484,876
2013	60,654,998	1,612,136	11,996,139	8,237,325	82,500,598
2014	39,547,036	—	12,284,314	10,171,572	62,002,922
2015	25,576,079	—	4,224,060	13,978,413	43,778,552
2016	5,690,220	—	280,091	13,929,797	19,900,108
2017 and beyond	—	—	—	17,873,605	17,873,605
Total	$150,637,391	$3,625,015	$31,663,004	$66,615,251	$252,540,661

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

On December 23, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12, which indefinitely defers the provisions in ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which OCI is presented (for both interim and annual financial statements). The other provisions in ASU 2011-05 are unaffected by the deferral. During the deferral period, entities will still need to comply with the existing U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requirements for the presentation of reclassification adjustments.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

In May 2011, the FASB issued authoritative guidance to improve the consistency of fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements - quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a non-financial asset that is different from the asset’s highest and best use - the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required - the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual periods beginning after December 31, 2011. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

In December 2011, the FASB issued the FASB ASU 2011-11 “Balance Sheet disclosures about Offsetting Assets and Liabilities”. The update requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare financial statements on the basis of U.S. GAAP and those entities that prepare the financial statements on the basis of IFRS. The amended guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. We are currently evaluating the impact this update will have on our consolidated financial statements.

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

Overview

We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  We purchase consumer loans, on a worldwide basis, made primarily to active-duty, career retired U.S. military personnel or U.S. Department of Defense employees.  We purchase primarily from two different types of sources.  Our largest source of military loans is the Military Banking Division (“MBD”) of MidCountry Bank (“MCB”), a federally chartered stock savings bank and wholly owned subsidiary of MCFC, an affiliate who originates military loans through a network of loan production offices and via the Internet. Military families use these loan proceeds to purchase goods and services.  In July 2011, we entered into an Amended and Restated Non-Recourse Loan Sale and Master Services Agreement (“LSMS Agreement”) with MBD that outlines the terms of the sale and servicing of these loans.  We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We plan to hold these military loans and retail installment contracts until repaid.

Our finance receivables, whether originated or purchased, are effectively unsecured and consist of loans originated by MBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the third quarter of fiscal 2012, the average size of a loan when acquired was approximately $3,679.  A large portion of our customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

As a customer service, we consider purchasing a new loan from MBD that includes a refinanced portion if the existing borrower has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinancings made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinancing of existing loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 28.8% of the amount of military loans we purchased in the third quarter of fiscal 2012 were refinancings of outstanding loans compared to 29.5% during the third quarter of fiscal 2011.

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

Management and Recordkeeping Services

We have retained MBD to provide management and recordkeeping services in accordance with the LSMS Agreement.  MBD services our finance receivables. For these management and recordkeeping services, we pay MBD a monthly fee in an amount equal to 0.7% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  Also, as part of its compensation for performing these management and record keeping services, MBD retains all ancillary revenue, including late charges and insufficient funds fees, associated with these loans and retail installment contracts.  For these services, we also pay MBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  In addition, this quarter, we paid MBD $0.9 million in fees connected with MBD’s origination of the military loans, as compared with $1.0 million in the same quarter last year.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from MBD (collectively referred to below as “military loans”) and retail installment contracts.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	June 30,	September 30,
	2012	2011
	(dollars in thousands, except average note balance)
Finance receivables:
Total finance receivables balance	$388,750	$405,234
Average note balance	$2,726	$2,699
Total number of notes	142,609	150,155

Military loans:
Total military receivables	$359,594	$370,602
Percent of total finance receivables	92.50%	91.45%
Average note balance	$2,911	$2,898
Number of notes	123,547	127,878

Retail installment contracts:
Total retail installment contract receivables	$29,156	$34,632
Percent of total finance receivables	7.50%	8.55%
Average note balance	$1,530	$1,555
Number of notes	19,062	22,277

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Total finance receivables balance	$388,750	$400,814	$388,750	$400,814

Average total finance receivables (1)	$387,503	$391,189	$398,157	$393,527

Average interest bearing liabilities (1)	$262,492	$275,023	$274,606	$280,520

Total interest income and fees	$27,438	$28,268	$84,628	$84,913

Total interest expense	$4,641	$4,721	$14,508	$14,256

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Results of Operations and Financial Condition

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Total Finance Receivables.  Our aggregate finance receivables decreased 3.0% or $12.0 million, to $388.8 million on June 30, 2012 from $400.8 million on June 30, 2011.  Lower than expected demand for military loans led to a decline in originations for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.  Our primary supplier of loans, MBD, saw an 8.7% or $10.8 million decrease in military loan originations during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.  Our acquisition of retail installment contracts decreased during the third quarter of fiscal 2012 by $1.5 million or 20.0% compared to the third quarter of fiscal 2011.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 96.5% of our total revenue for the third quarter of fiscal 2012 compared to 93.3% for the third quarter of fiscal 2011. Interest income and fees decreased to $27.4 million in the third quarter of fiscal 2012 from $28.3 million for the third quarter of fiscal 2011, a decrease of $0.9 million or 3.2%.  The decrease was due primarily due to a decline in aggregate average finance receivables of 1.0%.

Interest Expense.  Interest expense in the third quarter of 2012 decreased to $4.6 million compared to $4.7 million or 2.1% for the third quarter of fiscal 2011.  This decrease is due to a decrease in amortizing notes to $185.9 million as of June 30, 2012 compared to $213.5 million as of June 30, 2011, a decrease of $27.6 million or 12.9%, The decrease is partially offset by an increase in our junior subordinated investment notes to $66.9 million as of June 30, 2012, compared to $55.7 million as of June 30, 2011, an increase of $11.2 million or 20.1%.

Provision for Credit Losses.  The provision for credit losses in the third quarter of fiscal 2012 increased to $7.9 million from $6.3 million in the third quarter of fiscal 2011, an increase of $1.6 million or 25.4%.  Net charge- offs increased to $7.5 million in the third quarter of fiscal 2012 from $6.0 million in the third quarter of fiscal 2011, an increase of $1.5 million or 25.0%.  The net charge-off ratio increased to 7.8% for the third quarter of fiscal 2012 compared to 6.1% for the third quarter of fiscal 2011. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Noninterest Income.  Noninterest income consists of revenue from debt protection fees and credit reinsurance premiums which were $1.0 million in the third quarter of fiscal 2012 compared to $2.0 million in the third quarter of fiscal 2011, a decrease of $1.0 million or 50.0%.  Noninterest income decreased during the third quarter of fiscal 2012 due to a decrease in our military loan originations in the third quarter of fiscal 2012 of 8.7% compared to the third quarter of fiscal 2011.

Noninterest Expense.  Noninterest expense in the third quarter of fiscal 2012 was $11.3 million compared to $11.9 million for the third quarter of fiscal 2011.  Noninterest expenses decreased during the third quarter of fiscal 2012 due to a $0.3 million decrease in other operating expenses and a $0.2 million decrease in the amortization of intangibles.

Provision for Income Taxes.  The Company’s effective tax rate is 18.9% in the third quarter of fiscal 2012 compared to 36.9% in the third quarter of fiscal 2011, or a decrease of 18.0%.  This decrease is primarily due to the Company recording a $0.5 million net decrease in the reserve for uncertain tax positions related to the expiration of tax statutes of limitations, the redetermination of state apportionment factors related to previously filed state tax returns,  and a change in state apportionment factors driven by a shift in business mix as a result of the mix of product revenue.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Total Finance Receivables.  Our aggregate finance receivables decreased 4.1% or $16.4 million, to $388.8 million on June 30, 2012 from $405.2 million on September 30, 2011.  Lower than expected demand for military loans led to a decline in originations for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.  Our primary supplier of loans, MBD, saw an $18.5 million or 6.0% decrease in military loan originations during the first nine months of fiscal 2012.  Our acquisition of retail installment contracts decreased during the first nine months of fiscal 2012 by $9.3 million or 32.1% compared to the first nine months of fiscal 2011.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 95.8% of our total revenue for the first nine months of fiscal 2012 compared to 93.8% for the first nine months of fiscal 2011.  Interest income and fees decreased to $84.6 million in the first nine months of fiscal 2012 from $84.9 million for the first nine months of fiscal 2011, a decrease of $0.3 million or 0.4%.

Interest Expense.  Interest expense in the first nine months of 2012 increased to $14.5 million compared to $14.3 million or 1.4% for the first nine months of fiscal 2011.  This increase is due to the increase in our junior subordinated investment notes to $66.9 million as of June 30, 2012, compared to $ 55.7 million as of June 30, 2011, an increase of $11.2 million or 20.1% and slightly offset by a decrease of average other interest bearing liabilities of 2.1%.

Provision for Credit Losses.  The provision for credit losses in the first nine months of fiscal 2012 increased to $24.8 million from $19.2 million in the first nine months of fiscal 2011, an increase of $5.6 million or 29.2%.  Net charge-offs increased to $23.1 million in the first nine months of fiscal 2012 from $18.4 million in the first nine months of fiscal 2011, an increase of $4.7 million, or 25.5%.  The net charge-off ratio increased to 7.8% for the first nine months of fiscal 2012 compared to 6.2% for the first nine months of fiscal 2011.  See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Noninterest Income.  Noninterest income consists of revenue from debt protection fees and credit reinsurance premiums which were $3.7 million in the first nine months of fiscal 2012 compared to $5.6 million in the first nine months of fiscal 2011, a decrease of $1.9 million or 34.0%.  Noninterest income decreased during the first nine months of fiscal 2012 due to a decrease in our military loan originations in the first nine months of fiscal 2012 of 6.0% compared to the first nine months of fiscal 2011.

Noninterest Expense.  Noninterest expense in the first nine months of fiscal 2012 was $34.7 million compared to $35.9 million for the first nine months of fiscal 2011.  Management and recordkeeping services fees in the first nine months of fiscal 2012 increased by $0.4 million or 1.4% from the first nine months of fiscal 2011 due to an increase in the average finance receivables of 1.2% upon which this fee is based.  Amortization of intangibles decreased by $0.6 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.  Other individually immaterial expenses also decreased in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

Provision for Income Taxes.  The Company’s effective tax rate is 32.7% in the first nine months of fiscal 2012 compared to 37.9% in the first nine months of fiscal 2011, or a decrease of 5.2%.  This decrease is primarily due to the Company recording a $0.5 million net decrease in the reserve for uncertain tax positions related to the expiration of tax statutes of limitations, the redetermination of state apportionment factors related to previously filed state tax returns, and a change in state apportionment factors driven by a shift in business mix as a result of the mix of product revenue.

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

	June 30,	September 30,	June 30,
	2012	2011	2011
	(dollars in thousands)
Total finance receivables	$388,750	$405,234	$400,814
Total finance receivables balances 60 days or more past due	13,922	13,953	12,723
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	3.58%	3.44%	3.17%

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

Military Loans.  Our charge-off policy is to charge off military loans at 180 days past due, on a recency delinquency basis, or earlier if management deems it appropriate.  Charge-offs can occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When purchasing loans, however, we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for MBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans.  As of June 30, 2012 and September 30, 2011, we had approximately $10.0 million, or 2.6% of our total portfolio, and $8.9 million, or 2.2% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  As of June 30, 2011 and September 30, 2010, we had approximately $8.0 million, or 2.0% of our total portfolio, and $5.9 million, or 1.5% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  Another source of loss is when a customer declares bankruptcy.  See our annual report “Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Military loans:
Military loans charged-off	$7,841	$6,291	$24,360	$19,973
Less recoveries	686	874	2,400	2,828
Net charge-offs	$7,155	$5,417	$21,960	$17,145
Average military loan receivables (1)	$357,854	$353,741	$366,026	$353,742
Percentage of net charge-offs to average military receivables (annualized)	8.00%	6.13%	8.00%	6.46%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Our net charge-offs as a percentage of average finance receivables has increased due primarily to an increase in customers, who had advised us of their separation from the military prior to repaying their loan.  Military loan net charge-offs, from customers who had advised us of their separation from the military were $4.2 million and represented 58.3% of net charge-offs in the third quarter of fiscal 2012 compared to $2.9 million and 54.0% in the third quarter of fiscal 2011.  On a year to date basis, these net charge-offs were $12.0 million and represented 54.6% of net charge-offs for fiscal 2012 compared to $7.5 million and 43.9% for fiscal 2011.

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

Our allowance for credit losses is utilized to the extent that the loss on any individual retail installment contract exceeds the retail merchant’s aggregate reserve account at the time of the loss. In fiscal year 2011, we had instances where we had extinguished a portion of our merchant reserves and  sustained additional charge-offs as these merchants’ portfolios were liquidated.

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$434	$703	$1,428	$1,553
Less recoveries	85	124	293	346
Net charge-offs	$349	$579	$1,135	$1,207
Average retail installment contract receivables (1)	$29,649	$37,448	$32,131	$39,785
Percentage of net charge-offs to average retail installment contract receivables (annualized)	4.71%	5.82%	4.71%	4.30%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Balance, beginning of period	$26,796	$24,996	$25,396	$24,496
Finance receivables charged-off	(8,275)	(6,994)	(25,788)	(21,526)
Less recoveries	771	998	2,693	3,174
Net charge-offs	(7,504)	(5,996)	(23,095)	(18,352)
Provision for credit losses	7,854	6,296	24,845	19,152
Balance, end of period	$27,146	$25,296	$27,146	$25,296

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Average total finance receivables (1)	$387,503	$391,189	$398,157	$393,527
Provision for credit losses	7,854	$6,296	24,846	$19,152
Net charge-offs	7,504	$5,996	23,095	$18,352
Net charge-offs as a percentage of average total finance receivables (annualized)	7.75%	6.13%	7.73%	6.22%
Allowance for credit losses	$27,146	$25,296	$27,146	$25,296
Allowance as a percentage of average total finance receivables	7.01%	6.47%	6.82%	6.43%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Loan Acquisition

Asset growth is the most important factor in determining our future revenues.  In connection with purchasing the loans, we pay MBD a fee in the amount of $30.00 for each military consumer loan originated by MBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in MBD’s deferred acquisition cost analysis.  Our loan acquisitions decreased for the first nine months of fiscal 2012 to $312.4 million from $340.3 million in the first nine months of fiscal 2011 due to lower than expected demand for military loans.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands, except average note balance)
Total loans acquired/originated:
Gross balance	$119,101	$131,438	$312,365	$340,251
Number of finance receivable notes	32,377	36,003	89,304	97,831
Average note amount	$3,679	$3,651	$3,498	$3,478

Military loans:
Gross balance	$112,964	$123,783	$292,612	$311,157
Number of finance receivable notes	29,540	32,665	80,263	84,726
Average note amount	$3,824	$3,789	$3,646	$3,673

Retail installment contracts:
Gross balance	$6,137	$7,655	$19,753	$29,094
Number of finance receivable notes	2,837	3,338	9,041	13,105
Average note amount	$2,163	$2,293	$2,185	$2,220

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  This amount is generally cash used in investing activities.  Cash used in investing activities in the first nine months of fiscal 2012 was approximately $9.5 million and cash used in financing activities was $27.9 million, which was funded from $38.6 million in operating activities.  Cash used in investing activities in the first nine months of fiscal 2011 was approximately $29.5 million and cash used in financing activities was $5.1 million, which was funded by operating activities of $34.0 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our Secured Senior Lending Agreement, dated June 12, 2009 (the “SSLA”).   With the ongoing uncertainty in the financial markets and the economic conditions generally, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of June 30, 2012 of $3.6 million from withdrawing banks who previously participated in the Senior Lending Agreement (“SLA”) or SSLA.

To further enhance our information technology capabilities, we have engaged a third party to provide assistance with the evaluation of our existing loan processing system, which may ultimately result in the conversion to a new loan processing system.  The system evaluation commenced in April 2012, with future capital expenditures expected throughout fiscal year 2012 and 2013.

On January 6, 2012, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the Securities and Exchange Commission in January 2010 (File No. 333-164109) (“2012 Registration Statement”).  Pursuant to this 2012 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.  As of June 30, 2012, we have issued 337 investment notes in conjunction with this offering with an aggregate value of $22.8 million

Senior Indebtedness - Bank Debt.

On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the SLA, dated as of June 9, 1993, as subsequently amended and restated.  The Company filed a Form 8-K on June 18, 2009 providing a brief description of the material terms of the SSLA.

As of June 30, 2012, we had $185.9 million of senior debt outstanding, compared to $214.5 million at September 30, 2011, a decrease of $28.6 million, or 13.3%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  The term of the current SSLA ends on March 31, 2013 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  As of June 30, 2012, we could request up to $117.0 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of June 30, 2012 we were in compliance with all covenants under the SSLA.

There were no advances outstanding under the revolving credit line as of June 30, 2012 and September 30, 2011. When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at June 30, 2012 and 2011.

As of June 30, 2012, the lenders have indicated a willingness to participate in fundings up to an aggregate of $367.3 million during the next 12 months, an increase of $48.1 million from September 30, 2011, of which $185.9 million is currently outstanding.  Included in this amount are borrowings of $3.6 million from withdrawing banks who previously participated in the SLA or SSLA.  In July 2012, the Company received a withdrawal notification from a lender with outstanding borrowings of $17.7 million as of June 30, 2012.

Our SSLA allows additional banks to become parties to the SSLA in a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as a “voting bank.” and each lender that does not have voting rights under the SSLA as a “non-voting bank.”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or restrict any action by us, or the voting banks.

Senior Indebtedness Table - Bank Debt.

As of June 30, 2012 and September 30, 2011, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

		Pro forma (1)		Pro forma (2)
	June 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2011
	(dollars in thousands)
Revolving credit line:
Total facility	$49,250	$49,250	$40,000	$40,000
Balance at end of period	—	13,347	—	14,100
Maximum available credit (3)	49,250	35,903	40,000	25,900

Term notes: (4)
Voting banks	$282,750	$282,750	$227,500	$227,500
Withdrawing banks	3,625	3,625	14,852	14,852
Non-voting banks	31,663	31,663	36,823	36,823
Total facility	$318,038	$318,038	$279,175	$279,175
Balance at end of period	185,925	185,925	214,491	214,491
Maximum available credit (3)	132,113	132,113	64,684	64,684

Total revolving and term notes: (4)
Voting banks	$332,000	$332,000	$267,500	$267,500
Withdrawing banks	3,625	3,625	14,852	14,852
Non-voting banks	31,663	31,663	36,823	36,823
Total facility	$367,288	$367,288	$319,175	$319,175
Balance at end of period	185,925	199,272	214,491	228,591
Maximum available credit (3)	181,363	168,016	102,714	90,584
Credit facility available (5)	116,987	103,640	104,684	90,584
Percent utilization of voting banks	45.37%	49.39%	61.60%	66.14%
Percent utilization of the total facility	50.62%	54.26%	67.20%	71.62%

(1) Total facility pro forma assumes the early allotment payments received June 30, 2012 that were due on July 1, 2012.

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

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  During the third quarter of fiscal 2012, there were no borrowings or repayments on this debt.  As of June 30, 2012 and September 30, 2011, there was no outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of June 30, 2012, we had outstanding $66.9 million of these notes (with accrued interest), which includes a $0.3 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Acquisition.  These notes had a weighted average interest rate of 9.10%.  Included in the $66.9 million is approximately $22.8 million of funds from our most recent offering.  See discussion in “Item No.1 Notes to Condensed Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2012, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 5.00% in accordance with our SSLA.  The prime rate as of June 30, 2012 was 3.25%.  The prime rate would need to increase more than 175 basis points to have any effect on our borrowing rate for our revolving grid notes.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 6.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of June 30, 2012 was 0.79%.  The 90 day moving average rate of treasury notes would need to increase by 276 basis points to affect our amortizing notes.  A 10% increase or decrease in the prime rate or the 90 day moving average rate of treasury notes would not have any effect on our earnings.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms (evaluation date), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the three months ended June 30, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 6, 2012, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the Securities and Exchange Commission in January 2010 (File No. 333-164109) (“2012 Registration Statement”).  Pursuant to this 2012 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.   As of June 30, 2012, we have issued 337 investment notes in conjunction with this offering with an aggregate value of $22.8 million.

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

10.2

Amendment No. 13 to the Secured Senior Lending Amendment dated as of September 13, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Macon Atlanta State Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.3

Amendment No. 14 to the Secured Senior Lending Amendment dated as of September 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Peoples Community Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.4

Amendment No. 15 to the Secured Senior Lending Amendment dated as of September 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Blue Ridge Bank and Trust Co. (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.5

Amendment No. 16 to the Secured Senior Lending Amendment dated as of October 6, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Community Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.6

Amendment No. 17 to the Secured Senior Lending Amendment dated as of October 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Guaranty Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.7

Amendment No. 18 to the Secured Senior Lending Amendment dated as of October 26, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and ONB Bank and Trust Company (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.8

Amendment No. 19 to the Secured Senior Lending Amendment dated as of November 19, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Alterra Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.9

Amendment No. 20 to the Secured Senior Lending Amendment dated as of December 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Federal Savings Bank of Creston, F.S.B. (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.10

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

10.15

Amendment No. 26 to the Secured Senior Lending Amendment dated as of May 03, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A. Replace of section 12.3 Increase of Total Senior Debt (incorporated by reference to Exhibit 4.30 of the Form 10Q filed with the SEC on August 12, 2011).

10.16

Amendment No. 27 to the Secured Senior Lending Amendment dated as of May 05, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and ONB Bank and Trust Company (incorporated by reference to Exhibit 4.31 of the Form 10Q filed with the SEC on August 12, 2011).

10.17

Amendment No. 28 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Carrollton Bank (incorporated by reference to Exhibit 4.32 of the Form 10Q filed with the SEC on August 12, 2011).

10.18

Amendment No. 29 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and other lenders for creation of Subsidiary company PSLF, Inc. (incorporated by reference to Exhibit 4.33 of the Form S-1 filed with the SEC on December 23, 2011).

10.19

Amendment No. 30 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and William Sullivan Family Investment Group LLC. (incorporated by reference to Exhibit 4.34 of the Form S-1 filed with the SEC on December 23, 2011).

10.20

Amendment No. 31 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and William Sullivan Family Investment Group LLC. (incorporated by reference to Exhibit 4.35 of the Form S-1 filed with the SEC on December 23, 2011).

10.21

Amendment No. 32 to the Secured Senior Lending Amendment dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent. (incorporated by reference to Exhibit 4.36 of the Form S-1 filed with the SEC on December 23, 2011).

10.22

Amendment No. 33 to the Secured Senior Lending Amendment dated as of December 12, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent. (incorporated by reference to Exhibit 10.35 of the Form 10Q filed with the SEC on February 13, 2012).

10.23

Amendment No. 34 to the Secured Senior Lending Amendment dated as of December 29, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.36 of the Form 10Q filed with the SEC on February 13, 2012).

10.24

Employment Agreement dated January 30, 2007 between the Company and Thomas H. Holcom, Jr. (incorporated by reference to Exhibit 10.3 of the Company’s annual report on Form 10-K for the period ended September 30, 2008).

10.25

Employment Agreement dated February 1, 2007 between the Company and Laura V. Stack. (incorporated by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the year ended September 30, 2008).

10.26	Employment Agreement dated November 29, 2010 between the Company and Joseph B. Freeman (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 3, 2010).
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June  30, 2012, filed with the SEC on August 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer, Chairman and Director	August 13, 2012
Thomas H. Holcom, Jr.	(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer, Treasurer, Asst. Secretary	August 13, 2012
Laura V. Stack	and Director (Principal Financial
Officer and Principal Accounting Officer)