Form 10-K
period 2012-09-30
PIONEER FINANCIAL SERVICES INC
filed 2012-12-20
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2012
Common Stock, no par value	One Share

As of September 30, 2012, one share of the Registrant’s common stock is outstanding.  The market value of voting and non-voting common equity held by non-affiliates is zero and the registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-K

September 30, 2012

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (“report”) contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements, except as required by federal securities laws.

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

We purchase consumer loans and retail installment contracts primarily from two different sources.  Our largest source of consumer loans is the Consumer Banking Division (“CBD”) (formerly known as the Military Banking Division and Pioneer Military Lending Division) of MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of our parent, MCFC.  CBD originates these consumer loans through a network of loan production offices and via the Internet.  Military customers use loan proceeds to purchase consumer goods and services.  We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

As of September 30, 2012, Thomas H. Holcom, Jr., Chairman of the Board of Directors (the “Board”) and Chief Executive Officer, Laura V. Stack, Chief Financial Officer and Joseph B. Freeman, President and Chief Operating Officer were our executive officers and are responsible for our policy-making decisions.  None of these officers are compensated by us.  Each of these officers is an employee and officer of CBD.  CBD and MCFC provide compensation and remuneration for services to these executive officers and all the employees of CBD.  We pay fees to CBD for management and record keeping services.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained CBD as a primary supplier of loans.  We entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD whereby we purchase loans originated by CBD and CBD services these loans on our behalf.  Under the LSMS Agreement, PFS has the exclusive right to purchase loans originated by CBD that meet our lending criteria  (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance).  These criteria require the following:

•                  All borrowers are primarily active-duty or, career retired U.S. military personnel or U.S. Department of Defense employees;

•                  All potential borrowers must complete standardized credit applications either in person at one of CBD’s loan production offices or online via the Internet;

•                  A thorough review must be conducted on all applicants’ military service history; and

•                  Loan repayment terms are typically structured to repay the entire loan prior to the customer’s estimated separation from the military.

To the extent CBD originates loans under these underwriting criteria, we have the exclusive right to purchase such loans.  Loans purchased from CBD are referred to as “military loans.”  See “Item 1A.  Risk Factors.”

Loan Purchasing

Generally.  We have more than 25 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by CBD when originating loans in this market.

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  Loan repayment terms are typically structured to repay the entire loan prior to the customer’s estimated separation from the military. However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The majority of finance receivables we own are for amounts under $3,500, repayable in equal monthly installments and have terms no longer than 48 months.

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record.  An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce.  Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws.  Underwriting guidelines are used at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay.  These guidelines are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance.  CBD uses these guidelines to predict the relative likelihood of credit applicants repaying their obligation.  We purchase loans made to consumers who fit our lending criteria.  The amount and interest rate of the military loan or retail sales finance transaction purchased are set by CBD or the retail merchant based upon their underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we consider purchasing a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 29.0% of military loans we purchased in fiscal 2012 were refinanced loans.

Military Loans Purchased from CBD.   We purchase military loans from CBD if they meet our lending criteria.  We have granted CBD rights to use our lending criteria and extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted CBD rights to use our underwriting model and lending system; however, we retained ownership of this model and the lending system.  Using our model and system, CBD originates these loans directly through its loan production offices and over the Internet. Military loans typically have maximum terms of 48 months and an average origination amount of approximately $3,600.

Retail Installment Contracts.  We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 300 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts typically have maximum terms of 48 months and an average origination amount of approximately $2,200.

Management and Record Keeping Services

CBD provides management and record keeping services in accordance with the LSMS Agreement.  For these management and record keeping services, we pay CBD a monthly fee in an amount equal to 0.7% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee may be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index (“CPI”).  Also, as part of its compensation for performing these management and record keeping services, CBD retains ancillary revenue, including late charges and insufficient fund fees, associated with these loans and retail installment contracts.  For these services, we also pay CBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments.  This fee can be adjusted annually on the basis of the annual increase or decrease in the CPI.

To facilitate CBD’s servicing of the military loans and retail installment contracts, we have granted CBD (i) the non-exclusive rights to use certain intellectual properties, including our trade names and service marks, and (ii) the right to use our Daybreak loan processing system (“Daybreak”) and related hardware and software. We have also granted CBD non-exclusive rights to market additional products and services to our U.S. military borrowers. We retain all other borrower relationships.

Credit Loss Experience

We closely monitor portfolio delinquency and loss rates in measuring the quality of our portfolio and the potential for ultimate credit losses.  We attempt to control customer delinquencies through careful evaluation of the loans we purchase and credit history at the time the loan is originated and we continue this evaluation during the time CBD services the loan, including through collection efforts after charge-off has occurred.

Debt Protection Product

In June of 2010, CBD began offering a debt protection product to customers.  This product replaced the credit insurance products previously offered to customers.  If our customers are killed, injured, divorced, unexpectedly discharged or have not received their pay, we will have payment obligations.  The liability we establish for possible claims related to debt protection operations and the corresponding charges to noninterest income, net to maintain this amount are evaluated annually.  See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Sources of Income—Non- interest income, net.”

Reinsurance Operations

Prior to June 2010, one of our subsidiaries reinsured substantially all of the credit life, credit accident and health insurance policies sold by CBD on behalf of Assurant Group, an unaffiliated insurance carrier.  This line of business provided us with an additional source of income from the earned reinsurance premiums.  If a customer is killed, injured or becomes ill, including during war, our subsidiary will have payment obligations.  The liability we may have for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business.  See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Sources of Income—Non- interest income, net.”  In June 2010, CBD ceased selling reinsurance products.

Regulation

General

CBD and retail merchants who originate military loans and retail installment contracts are subject to extensive regulation, supervision and licensing by the Office of the Comptroller of the Currency (“OCC”), Board of Governors of the Federal Reserve System (the “Federal Reserve”) and other state and federal agencies.  Failure to comply with these requirements can lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. If CBD cannot make loans or dealers are unable to finance active-duty or career retired U.S. military personnel and U.S. Department of Defense employees, this will have a material adverse impact on our business, results of operations and cash flow.  See “Item 1A. -Risk Factors.”

Financial Reform Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and many provisions became effective on July 21, 2011.  This financial reform law has changed the current bank regulatory environment and has affected the lending, deposit, investment, trading and operating activities of financial and depositary institutions and their holding companies and affiliates.  See “Item 1A.  Risk Factors.”

Reinsurance Regulations

Our reinsurance subsidiary is subject to laws and regulations of the insurance authorities in the State of Nevada.  These regulations cover such matters as its capitalization, reserve requirements, affiliate transactions, and permitted investments.  They also place restrictions on the amount of dividends that the reinsurance subsidiary can pay to us and requires us to maintain a certain capital structure.  As of September 30, 2012, the reinsurance subsidiary had the ability to pay us up to $4.3 million in dividends pursuant to these laws and regulations.

Other Regulations

Once we purchase finance receivables, we are obligated to comply with the Gramm-Leach-Bliley Act (the “GLB Act”), which was signed into law at the end of 1999 and contains comprehensive consumer financial privacy restrictions.  Various federal enforcement agencies, including the Federal Trade Commission (“FTC”), have issued final regulations to implement the GLB Act.  These restrictions fall into two basic categories.  First, we must provide various notices to customers about privacy policies and practices.  Second, the GLB Act restricts us from disclosing non-public personal information about the customer to non-affiliated third parties, with certain exceptions.  If we violate this law, regulators may require us to discontinue disclosing information improperly and, in certain circumstances, customers may have a private right of action if such disclosure is made without the consent of the customer.  We are also subject to federal and state securities and disclosure laws and regulations.

Compliance

We have procedures and controls in place to monitor compliance with numerous federal and state laws and regulations and believe we are in compliance with such laws and regulations.  However, because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors, we may, from time to time, inadvertently violate these laws and regulations.  If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.  Furthermore, changes in these laws and regulations could require changes in the way we conduct our business, and we cannot predict the impact such changes would have on our profitability, if at all.

CBD and the retail merchants who originate military loans and retail installment contracts purchased by us also must comply with both state and federal credit and trade practice statutes and regulations.  If retail merchants fail to comply with these statutes and regulations, consumers may have rights of rescission and other remedies.  In such cases, we have rights under our agreements with these merchants to require the merchant to repurchase the related retail installment contracts and to pay us for any damages we may incur or litigation costs, including attorney’s fees and costs.  However, if we are unable to enforce our agreement with the merchant, resulting consumer recession rights and remedies could have an adverse effect on our business, results of operation, financial condition and cash flow.

Competition

We, along with our primary vendor, CBD, compete with independent finance companies, banks, thrift institutions, credit unions, credit card issuers, leasing companies, manufacturers, and vendors. Among our competitors are larger consumer finance companies that operate on a nationwide basis, as well as numerous regional and local consumer finance companies. We are also in direct competition with some companies that, like us, exclusively market products to military personnel. Some of these competitors are large companies that have greater capital, technological resources, and marketing resources than us. These competitors may also have access to additional capital at a lower cost.

Competition also varies by delivery system and geographic region. For example, some competitors deliver their services exclusively via the Internet, while others exclusively through a branch network. CBD distributes its products using both delivery channels. In addition, CBD competes with other banks and consumer finance companies on the basis of overall pricing of loans, including interest rates and fees, and general convenience of obtaining the loan, including the proximity of its loan production offices to military bases.

Employee Relations

CBD employees perform services for us and we pay management and record keeping services fees to CBD.  We had no employees as of September 30, 2012.  We do engage certain consultants on a contract basis.

Availability of Reports, Certain Committee Charters and Other Information

We make our Securities and Exchange Commission (“SEC”) public filings available on our website, www.investpioneer.com. We have this information available in an extensible business reporting language (“XBRL”).

The SEC maintains an internet site at www.sec.gov that contains reports and other information regarding us. We will also provide printed copies of all our SEC filings to any investors upon request to Pioneer Financial Services, Inc., 4700 Belleview Ave, Suite 300, Kansas City, Missouri 64112, Attention: Investments.

ITEM 1A. — Risk Factors

We have identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business and that could cause them to differ materially from our historical results of operations, financial position, cash flow or business, or those contemplated by forward-looking statements made herein or elsewhere, by or on behalf of us.  The risks described below are not the only risks we face.  Our results of operations, financial position, cash flow, business and our ability to pay interest and principal on our outstanding investment notes could be harmed by any of the following risks or risks that are not presently known to us or that we currently deem immaterial.  The risks described below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We generally do not offer financial products directly to consumers, but instead purchase consumer loans and retail installment contracts made exclusively to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We purchase these consumer loans and retail installment contracts primarily from two different sources.  Our largest source of consumer loans is CBD.  CBD originates these consumer loans through a network of loan production offices and via the Internet.  We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  In this report, we identify risks and uncertainties that directly affect CBD and our retail merchant partners.  To the extent that risks and uncertainties directly affect CBD and our retail merchant partners, such risks and uncertainties will have an equally impactful indirect effect on our results of operations, financial position, cash flow, business and our ability to pay interest and principal on our outstanding investment notes.

We, CBD, and our retail merchants are subject to extensive laws, regulations and governmental supervision by federal and state agencies in the conduct of business operations, which regulations are costly, time consuming and intended to protect borrowers and depositors.  Failure to comply with regulatory policies and rules could result in further restrictions on our business, damage our reputation, and have an adverse effect on our business, results of operations, and financial condition.

We, as a wholly owned subsidiary of a thrift holding company, and CBD, as a division of a federal savings bank, are currently supervised by the Office of the Comptroller of the Currency (the “OCC”) and regulated by the Federal Reserve.  Our loan purchasing operations, CBD’s lending operations and our retail merchants are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on operations, including the requirement to obtain and maintain certain licenses and qualifications.  These regulations are primarily designed to protect depositors, borrowers and the financial system as a whole.  We are also regulated by state and federal securities regulators, and will continue to be as long as our investment notes are outstanding.  These laws and regulations govern or affect, among other things:

•                  the manner in which CBD may offer and sell products and services;

•                  the interest rates that we may charge customers;

•                  terms of loans, including fees, maximum amounts, and minimum durations;

•                  the number of simultaneous or consecutive loans and required waiting periods between loans;

•                  disclosure practices;

•                  privacy of personal customer information;

•                  the types of products and services that we and CBD may offer;

•                  collection practices; and

•                  approval or granting of required licenses.

Changes to statutes, regulations or regulatory policies, including interpretation, implementation and enforcement of statutes, regulations or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we and CBD may offer and increasing the ability of competitors to offer competing financial services and products.  Compliance with these regulations is expensive and requires the time and attention of management.  These costs divert capital and focus away from efforts intended to grow our business.  Because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors, we and CBD may, from time to time, inadvertently violate these laws, regulations and policies, as each are interrupted by our regulators.  If we and CBD do not successfully comply with laws, regulations or policies, our compliance costs could increase, our operations could be limited and we may suffer damage to our reputation.  If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.  Furthermore, changes in these laws and regulations could require changes in the way we and CBD conduct our business and we cannot predict the impact such changes would have on our profitability.

CBD and the retail merchants who originate military loans and retail installment contracts purchased by us also must comply with both state and federal credit and trade practice statutes and regulations.  If retail merchants fail to comply with these statutes and regulations, consumers may have rights of rescission and other remedies.  In such cases, we have rights under our agreements with these merchants to require the merchant to repurchase the related retail installment contracts and to pay us for any damages we may incur or litigation costs, including attorney’s fees and costs.  However, if we are unable to enforce our agreement with the merchant, resulting consumer recession rights and remedies could have an adverse effect on our business, results of operation, financial condition and cash flow.

As long as the investment notes are outstanding, we are subject to federal and state securities laws and regulations and failure to comply with or changes in such laws and regulations may adversely affect us or increase substantially the disclosure required by us.

We are regulated by state and federal securities regulators. These regulations are designed to protect investors in securities (such as the investment notes) which we sell. Congress, state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation, implementation and enforcement of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of securities we may issue or increasing substantially the disclosure required by us.

Compliance with new and existing laws and regulations may increase our costs, reduce our revenue and increase compliance challenges.

Under the current regulatory environment, financial institutions and their non-banking affiliates are subject to significantly increased legislation oversight and regulation.  We expect this oversight and regulation of our business and our affiliates’ businesses to continue to expand in scope and complexity.  Accordingly, as required under the Dodd-Frank Act, the Board of Governors of the Federal Reserve (the “Federal Reserve”), the OCC and the Consumer Financial Protection Bureau (the “CFPB”) have begun their examinations of banks, holding companies and their non-banking affiliates.  In connection with these examinations, regulators have begun identifying areas in which lenders could improve sales practices and disclosure to borrowers in connection with charging fees and offering financial products.

We are working diligently to institute best practices and to improve clarity and transparency to customers. However, a wide and increasing array of banking and consumer lending laws apply to almost every aspect of our business. This coupled with the uncertainty of the meaning of regulations issued in connection with the Dodd-Frank Act and the need for additional rule making creates ambiguity as to whether the charging of fees or offering of financial products was done in a sufficiently transparent manner.

If our primary supplier of consumer loans, CBD failed to satisfy the regulator’s interpretation of these laws and regulations with respect to its historical or future practices, it could result in penalties for CBD, subject CBD to liability for prior operating activities, damage CBD’s reputation or negatively impact CBD’s ability to originate loans.  If these consequences were to occur, it could have an adverse material impact on CBD’s and our financial condition, business and results of operations.

Changes in laws and regulations or the interpretation and enforcement of laws and regulations could negatively affect our business, results of operations and financial condition.

The laws and regulations directly affecting our and CBD’s activities are under review and are subject to change, especially as a result of current economic conditions, changes in the make-up of the current executive and legislative branches, and the political focus on issues of consumer and borrower protection.  In addition, consumer advocacy groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict various financial products, including the loan products offered by CBD, and the manner in which such products are offered.  Any changes in such laws and regulations could force us and CBD to modify, suspend or cease product offerings.  It is also possible that the scope of federal regulations could change or expand in such a way as to alter what has traditionally been state law regulation of our business activities.  The enactment of one or more of such regulatory changes, whether affecting us or CBD, may adversely affect our business, results of operations, and prospects.

States and the federal government may also seek to impose new requirements or interpret or enforce existing requirements in new ways.  For example, the application of general principals of equity relating to the protection of consumers and the interpretation of whether a practice is unfair or deceptive may vary in the future.  Changes in current laws or regulations or the implementation of new laws or regulations in the future may restrict our or CBD’s ability to continue current methods of operation or expand operations.  Additionally, changes to these laws and regulations, or the enforcement thereof, could subject us or CBD to liability for prior operating activities or lower or eliminate the profitability of operations going forward by, among other things, reducing the amount of interest and fees that we may charge in connection with our loans.

Changes in laws or regulations, and the enforcement thereof, may have an adverse effect on our overall business, results of operations, and financial condition, even in the event that the direct impact of any such change is felt only by CBD.  Changes in laws or regulations, or the enforcement thereof, which impacts the ability of CBD to offer financial products or impacts the profitability of such products will have a material adverse effect on our overall business, results of operations, and financial condition.

The Dodd-Frank Act eliminated the Office of Thrift Supervision (“OTS”), mandates increased capital requirements, created a new Consumer Financial Protection Bureau (“CFPB”) and resulted in many new laws and regulations that have increased our costs of operations.

The Dodd-Frank Act was signed into law on July 21, 2010.  This financial reform law has materially changed the current bank regulatory environment and has affected the lending, deposit, investment, trading and operating activities of financial and depositary institutions and their holding companies and affiliates.  Many provisions of the Dodd-Frank Act became effective on July 21, 2011 (the “Transfer Date”).

Certain provisions of the Dodd-Frank Act have had an impact on us, and such impact has been, and will continue to be significant.  The Dodd-Frank Act eliminated the OTS, which was the primary federal regulator for MCB and its affiliates, including our parent, which is a thrift holding company.  Oversight of federally chartered thrift institutions, like MCB, has been transferred to the OCC, the primary federal regulator for national banks.  The Board of Governors of the Federal Reserve System (the “Federal Reserve”) now has exclusive authority to regulate all bank and thrift holding companies and their non-bank subsidiaries.  As a result, MCB and our parent are now subject to regulation and supervision by the OCC and Federal Reserve, respectively, instead of the OTS.  These changes occurred on the Transfer Date.  The application and administration of laws and regulations by the Federal Reserve and the OCC may vary, as compared to past application and administration by the OTS.  It is possible that the OCC may rate certain activities in ways that are more restrictive than the OTS has in the past.  This might cause us to incur increased costs or become more restricted in certain activities than we have been in the past.

Under prior OTS regulations, our parent was not subject to specific capital requirements; however, the Dodd-Frank Act requires the Federal Reserve to create new regulatory capital requirements that our parent must achieve and maintain.  On June 7, 2012, the Federal Reserve issued a notice of proposed rulemaking (the “NPR”) on increased capital requirements, portions of which would apply to our parent and MCB.  Later in June 2012, the OCC and the Federal Deposit Insurance

Corporation (“FDIC”) joined the Federal Reserve in requesting comments on the notice of proposed rulemaking.  The deadline for comment on the proposed regulations was October 22, 2012.  As written in the NPR, the proposed regulations would generally become effective on January 1, 2013, with some regulations to be phased in over the course of several years.  On November 9, 2012, the Federal Reserve, the FDIC and the OCC issued a joint press release stating that they do not expect that any of the proposed rules in the NPR would become effective on January 1, 2013.  Currently, it is unknown when final regulations will be issued, when such regulations may become effective or whether there will be any changes to the proposed regulations as released in the NPR.

The Dodd-Frank Act also mandates that the Federal Reserve conduct regular bank-type examinations of activities of non-bank affiliates. Accordingly, the Federal Reserve will examine our activities. The Dodd-Frank Act also created the CFPB and authorized it to promulgate and enforce consumer protection regulations relating to financial products, which will affect both bank and non-bank finance companies.  We are now subject to the consumer regulations promulgated by the CFPB.

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

The Dodd-Frank Act authorizes the newly created CFPB to adopt rules and regulations that could potentially have an impact on our and CBD’s ability to offer short-term consumer loans and have an adverse effect on our operations and financial performance.

Title X of the Dodd-Frank Act establishes the CFPB, which became operational on the Transfer Date. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory, and enforcement powers over providers of consumer financial products, including explicit supervisory authority to examine and require registration of installment lenders.  Included in the powers afforded to the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive,” and hence unlawful.  Specifically, the CFPB has the authority to declare an act or practice abusive if it, among other things, materially interferes with the ability of a consumer to understand a term or condition of a consumer financial product or service or takes unreasonable advantage of a lack of understanding on the part of the consumer of the product or service.  Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority, and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending or other products less profitable or impractical.  The CFPB may target specific features of loans or loan practices, such as refinancings, by rulemaking that could cause us to cease offering certain products or engaging in certain practices.  Any such rules may have an adverse effect on our business, results of operations, and financial condition.

In addition to the Dodd-Frank Act’s grant of regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws.  In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations.  The CFPB has this examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. However, institutions that have assets of $10 billion or less, such as MCFC and MCB, will continue to be supervised in this area by their primary federal regulators (in the case of MCFC, the Federal

Reserve, and in the case of MCB, the OCC).  Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties).  If the CFPB or one or more state or federal officials find that we or MCB have violated the foregoing or other laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.  Any exercise by a state or federal regulator or other official of its enforcement powers against MCB would also have an indirect material adverse effect on us by limiting the amount of loan products which we may be able to purchase from CBD in the future.

In January 2012, President Obama appointed Richard Cordray as director of the CFPB.  On January 5, 2012, the CFPB launched a federal supervision program for nonbanks that offer or provide consumer financial products or services.  Under the CFPB’s nonbank supervision program, the CFPB will conduct individual examinations and may also require reports from businesses to determine what businesses require greater focus by the CFPB.  The frequency and scope of any such examinations will depend on the CFPB’s analysis of risks posed to consumers based on factors such as a particular nonbank’s volume of business, types of products or services, and the extent of state oversight.

State regulators may take actions that adversely affect our business.

As a division of a federal saving bank, the CBD is exempt from state licensing and most state regulatory requirements.  However, as a result of regulatory changes resulting from the Dodd- Frank Act, as an assignee of certain consumer loans originated by our affiliate, the CBD, we are subject to various state licensing requirements and certain state consumer protection laws.  State regulators may assert that certain state statutes or regulations apply to us or to loans purchased by us from the CBD.  State regulators may take actions against us seeking to enforce state statutes and regulations that we believe do not apply to us or our business based upon constitutional grounds or federal preemption.  We plan to defend our legal position and constitutional rights, but such actions by state regulators could adversely affect our business (including reduced loan volume and damage to our reputation), results of operations, financial condition and cash flow.

Each of MCFC and MCB are operating under confidential Memoranda of Understanding.

MCFC and MCB have each been separately notified by their respective primary federal regulators that the prior examinations of MCFC and MCB noted certain concerns as reflected in the corresponding Reports of Examination.  As a result of the concerns, separate confidential Memoranda of Understanding (collectively, the “MOUs”) were entered into by MCFC and MCB with their respective primary federal regulators.  The MOUs require MCFC and MCB, through each of their boards of directors, to comply with the requirements of the MOUs.  The MOUs are informal agreements and are not available to the public.  The provisions of the MOUs may limit the funds available to MCB to originate loans.  Our primary vendor, CBD, is a division of MCB.  Non-compliance with the MOUs could result in formal enforcement actions and could limit CBD’s ability to originate military loans.  This would have a material adverse impact on our business, results of operations, financial condition and cash flow and would require us to change our business model.  See “Item 7.  Management Discussion and Analysis of Financial Conditions and Results of Operations — Loan Acquisition / Origination.”

Continued or worsening general business and economic conditions could have a material adverse effect on our business, financial position, results of operations, and cash flows, and may increase loan defaults and affect the value and liquidity of your investment.

Over the past few years, the global economy has experienced a significant recession, as well as a severe, ongoing disruption in the credit markets, downgrade of US Treasury by Standard and Poor’s Financial Services LLC (“S&P”) in connection with the United States debt levels, and a material and adverse effect on the jobs market and individual borrowers.  While the United States economy may technically have come out of the recession, the recovery is fragile and may not be sustainable for any specific period of time, and could slip into an even more significant recession.  Our financial performance generally, and in particular the ability of our borrowers to make payments on outstanding loans, is highly dependent upon the business and economic environments in the markets where we operate and in the United States as a whole.

During an economic downturn or recession, credit losses in the financial services industry generally increase and demand for credit products often decreases.  Declining asset values, defaults on consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to decrease liquidity.  As a result of these factors, some banks and other lenders have suffered significant losses, and the strength and liquidity of many financial institutions worldwide has weakened.  Additionally, our loan servicing costs and collection costs may increase as we may have to expend greater time and resources on these activities.  Our underwriting criteria, policies and procedures, and product offerings may not sufficiently protect our growth and profitability during a sustained period of economic downturn or recession.  Any continued or further economic downturn will adversely affect the financial resources of our customers and may result in the inability of our customers to make principal and interest payments on, or refinance, the outstanding debt when due.

Conditions in the marketplace remain historically weak, and there can be no assurance that they will improve in the near term. Should such conditions worsen or continue to remain weak, they may continue to adversely affect the credit quality of our loans.  In the event of increased default by borrowers under the loans, holders of the investment notes may suffer a partial or total loss of their investment.

A reduction in demand for our products and our failure to adapt to such reduction could adversely affect our business and results of operations.

The demand for the products we and CBD offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products, or the availability of competing products. Should we or CBD fail to adapt to significant changes in customer demand for, or access to, our or CBD’s products, our revenues could decrease significantly and our operations could be harmed. Even if we and CBD do make changes to existing products or introduce new products to fulfill customer demand, customers may resist or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and by that time, it may be too late to make further modifications to such product without causing further harm to our business, results of operations, and financial condition.

Changes in government priorities may affect military spending, the size of the military, and laws regulating loans to military personnel, and our financial condition and results of operations could suffer as a result.

We purchase and own loans made to active duty United States military and Department of Defense employees. Changes in priorities may affect the amount that the United States government spends on defense and could cause the size of the United States military to contract. In such an event, our customer base may suffer a corresponding contraction and our current military customers may face increased difficulties in repaying outstanding obligations.  Further, any announced military drawdown, or even the perception by military personnel that a drawdown may in the future occur, may cause an immediate decrease in demand for our and CBD’s products. The occurrence of any of these events may have a material adverse impact on our business, financial condition, and results of operations.

In addition, certain federal laws and regulations impose limitations on loans made to active duty military personnel, active duty reservists, and members of the National Guard and their immediate families.  Further regulation of lending to members of the military and their families may impact our business, results of operations, and financial condition.

We face significant risks in implementing our growth strategy, some of which are outside of our control.

We and our primary vendor, CBD, intend to continue our growth strategy, which is based on introducing new products and channels. Our and CBD’s ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•                  the ability to retain existing customers and to attract new customers;

•                  the reluctance or inability of existing customers to incur or increase their levels of indebtedness;

•                  the prevailing laws and regulatory environment of each state in which we operate or seek to operate, and, to the extent applicable, federal laws and regulations, which are subject to change at any time;

•                  the degree of competition in new markets and its effect on our ability to attract new customers;

•                  the ability to recruit and retain qualified personnel; and

•                  the ability to obtain adequate financing for expansion plans.

Difficulties or delays in the development, testing, and marketing of new financial products or services will affect the success of those products or services and can cause losses associated with the costs to develop unsuccessful products and services. These difficulties could include:

•                  failure to implement new product or service programs on time;

•                  failure of customers to accept these products or services;

•                  operational difficulties or delays; and

•                  losses arising from the testing of new products or services.

In addition, we and CBD may not achieve our projected financial results in connection with any new products and services that we and CBD offer or new branches that CBD opens.

We may attempt to pursue acquisitions or strategic alliances which may be unsuccessful.

We may attempt to achieve our business objectives through acquisitions and strategic alliances. We compete with other companies for these opportunities, including companies with greater financial resources, and we cannot be certain that we will be able to effect acquisitions or strategic alliances on commercially reasonable terms, or at all. In pursuing these transactions, we may experience, among other things:

•                  overvaluing potential targets due to limitations on our due diligence efforts;

•                  difficulties in integrating any acquired companies or products into our existing business, including integration of account data into our information systems;

•                  inability to realize the benefits we anticipate in a timely fashion, or at all;

•                  attrition of key personnel from acquired businesses;

•                  unexpected losses due to the acquisition of existing loan portfolios with loans originated using less stringent underwriting criteria;

•                  significant costs, charges, or writedowns; or

•                  unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development and expansion of our existing operations.

We face intense competition from financial institutions, financial services companies, and other organizations offering products and services similar to those offered by us and CBD, which could prevent us from sustaining or growing our businesses.

The financial services industry, including consumer lending and consumer finance, is highly competitive, and we encounter strong competition for loans and other financial services in all of our market areas and distribution channels.  Our principal competitors include commercial banks, savings banks, savings and loan associations, and consumer finance companies, including those that lend exclusively to military personnel, as well as a wide range of other financial institutions, such as credit card companies.  Many of our competitors are larger than us and have greater access to capital and other resources.  If we and CBD are unable to compete effectively, we will lose market share and our income from loans and other products may diminish.

Our ability to compete successfully depends on a number of factors, including, among other things:

•                  the ability to adapt successfully to regulatory and technological changes within the financial services industry generally;

•                  the ability to develop, maintain, and build upon long-term customer relationships based on top quality service and high ethical standards;

•                  the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

•                  the rate at which CBD introduces new products and services relative to our competitors;

•                  customer satisfaction with our level of service; and

•                  industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We may be limited in our ability to collect on our loan portfolio, all of which is unsecured.

Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased loan losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts.  In addition, the consumer loans that we hold are not secured by collateral or guaranteed or insured by any third party, making it more difficult for us to collect on our loan portfolio.  Since the loans are unsecured, borrowers may choose to repay obligations under other indebtedness before repaying loans to us because our borrowers have no collateral at risk. Further, given the relatively small size of some of our loans, the costs of collecting a loan may be high relative to the amount of the loan.  These factors may increase our loan losses, which would have a material adverse effect on our results of operations and financial condition.

There is a risk of default on the retail installment contracts that we purchase.

There is an inherent risk that a portion of the retail installment contracts that we hold will be in default or be subject to certain claims or defenses that the borrower may assert against the originator of the contract, or us as the holder of the contract.  We face the risk that if high unemployment or adverse economic developments occur or continue in one or more of our markets, a large number of retail installment contracts will become defaulted.  In addition, most of the borrowers under these contracts have some negative credit history.  There can be no assurance that our allowance for credit losses will prove sufficient to cover actual losses in the future on these contracts.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take additional charges to our earnings and adversely impact our financial condition and results of operations.

Management determines our provision for loan losses based upon an analysis of general market conditions, the credit quality of our loan investment portfolio, and the performance of our customers relative to their financial obligations with us.  The amount of future losses is susceptible to changes in economic, operating, and other conditions, which may be beyond our control, and such losses may exceed our allowance for estimated loan losses.  There can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.  Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan investment portfolio further deteriorates.

We are dependent on our key officers and the loss of services of any member of our team may have an adverse effect on our operations.

Our success depends in large part on the retention of a limited number of key officers, including: Thomas H. Holcom, Jr., our Chief Executive Officer and Chairman of the Board, Joseph B. Freeman, our President and Chief Operating Officer, and Laura V. Stack, our Chief Financial Officer.  The loss of the services of any of our key officers may have a material adverse effect on us.  Each of these key personnel also has a key role with CBD, and the loss of one or more of such persons and our ability to find suitable successors for such individuals could have a material adverse impact on us and could cause us to undergo a difficult transition period.  There is no assurance that we will be able to retain our current key officers or attract additional officers as needed.

We may experience limited availability of financing and fluctuation in our funding costs, which may materially impact our results of operations, profits and ability to grow.

Over the past few years, events in the debt markets and the economy generally have caused significant dislocations, illiquidity and volatility in the domestic and wider global financial markets.  The downturn in the general economy has affected the financial strength of many banks and retailers.  Any further economic downturn may adversely affect the financial resources of such banks and may result in further reduced liquidity. We currently fund our operations through bank debt.  The profitability and growth of our business and our ability to purchase loans currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future.  Our bank debt is comprised of individual loans from lenders, which are party to our Secured Senior Lending Agreement (the “SSLA”).  The SSLA is an uncommitted credit facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future.  No lender has an obligation to make any additional future loans to us.  As of September 30, 2012, we could request up to $102.7 million in additional funds and remain in compliance with the terms of the SSLA.  No lender has a contractual obligation to lend us these additional funds.  In addition, we have borrowings of $16.5 million from withdrawing banks who previously participated in our credit facility.  With the ongoing strains in the financial markets, including downgrading of U.S. Treasury by S&P in connection with U.S. debt levels, we see liquidity, capital and earnings challenges for some banks in our credit group that may reduce their ability to participate in the credit facility or may cause a decrease in their willingness to lend at the current levels.  If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources become further restricted, we will need to raise capital from other sources, if needed.  If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us.

We face risks of interest rate fluctuations, and if we are not able to adequately protect our portfolio from changes in interest rates, our results of operations could be adversely affected and impair our ability to pay interest and principal on the investment notes.

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

Fluctuations in our expenses and other costs may hurt our financial results.

Our expenses and other costs, such as human resources and marketing expenses, will directly affect our earnings.  Many factors can influence the amount of our expenses.  As our business develops, changes, or expands, additional expenses can arise from asset purchases, structural reorganization, or a reevaluation of business strategies.  Other factors that can affect the amount of our expenses include those related to legal and administrative cases and proceedings, which can be expensive to pursue or defend.  In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.

CBD and other vendors from which we purchase consumer loans and retail installment contracts have in place policies and procedures for underwriting, processing, and servicing loans and retail installment contracts which are subject to potential failure or circumvention, which may lead to greater loan delinquencies and charge-offs.

Much of CBD’s underwriting activities and credit extension decisions are made at local branches. CBD trains their employees to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management, and customer relations. Although CBD has standardized employee manuals, CBD primarily relies on supervisors to train and supervise employees, rather than centralized or standardized training programs. Therefore, the quality of training and supervision may vary from branch to branch depending upon the amount of time apportioned to training and supervision and individual interpretations of operations policies and procedures. CBD cannot be certain that every loan is made in accordance with our underwriting standards and rules. CBD has in the past experienced some instances of loans extended that varied from our underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced.

In addition, underwriting decisions are based on information provided by customers and counterparties, the inaccuracy or incompleteness of which may adversely affect our results of operations.  In deciding whether to extend credit or enter into other transactions with customers and counterparties, CBD and retail merchants rely on information furnished to them by or on behalf of customers and counterparties, including financial information. CBD and retail merchants also rely on representations of customers and counterparties as to the accuracy and completeness of that information.  Our earnings and our financial condition could be negatively impacted to the extent the information furnished to our vendors by and on behalf of customers and counterparties is not correct or complete.

CBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending criteria, which may have a material adverse effect on our business operations, cash flow, results of operations, financial condition and profitability.

Except as permitted by the SSLA, we have the exclusive rights to purchase all the loans made to U.S. active duty military, retired military and U.S. Department of Defense employees that are originated by CBD and that meet our business model and systems and our lending criteria.  In addition, we have retained CBD to service all loans we own.  However, CBD is not obligated to continue to use these lending criteria or business models indefinitely.  CBD does have the right to modify these criteria, systems and models.  CBD may also originate for its own account loans that are not deemed to be military loans made in the ordinary course of business as previously conducted by us. If CBD does modify the models significantly, we may not be willing to purchase such loans.  No assurance can be given that if CBD does modify the lending criteria and business models and systems that these modifications would be successful, and such modifications may have a material adverse impact on our business, financial condition and results of operations.

A significant portion of CBD’s loan customers are active-duty military or federal government employees who could be instructed not to do business with CBD or us, our access to the Government Allotment System could be denied or the federal government could significantly reduce active duty forces.

When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business.  If military commanders or federal employee supervisors at any given level determine one or more of CBD’s loan production offices or its Internet site to be off limits, we and CBD would be unable to do new business with the potential customers they command or supervise.  Additionally, approximately 44% of our borrowers make their monthly loan payments through the Government Allotment System.  Military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing our credit risk on the loans we own.  The federal government also establishes troop levels for our active duty military customers and we could be adversely affected if these levels were significantly reduced.  Without access to sufficient new customers or to the Government Allotment System, CBD may be forced to discontinue lending to the U.S. military and we may be forced to liquidate our portfolio of military loans and retail installment contracts.

If a customer leaves the military prior to repaying the military loan, there is an increased risk that the loan will not be repaid.

The terms of repayment on the loans we purchase are generally structured so the entire loan amount is repaid prior to the customer’s estimated separation from the military.  If, however, a customer unexpectedly leaves the military or other events occur that result in the loan not being repaid prior to the customer’s departure from the military, there is an increased chance that the loan will not be repaid.  Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military.  Further, as military personnel anticipate not being able to reenlist, many may become more financially conservative, potentially resulting in them stopping payment on current loans and/or resulting in a reduction of demand for future loans.  As of September 30, 2012 we had approximately $9.8 million, or 2.5% of our total portfolio, from customers who had advised us of their separation from the military prior to repaying their loan  If that amount increases or the number of customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase.  This would have a material adverse effect on our business, cash flow, results of operations and financial condition.

We have restrictions on the payments we may make to our parent, MCFC.  Our ability to disperse our working capital could reduce our profitability and diminish our ability to pay interest and principal on the investment notes.

As of September 30, 2012, our sole shareholder, MCFC, owned the outstanding share of our common stock.  Accordingly, MCFC is able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the investment notes.  The SSLA, among other things, limits the amounts that we can pay to MCFC each year.  In fiscal 2012, the SSLA prohibited us from paying MCFC more than $750,000 for strategic planning services, professional services, product identification and branding and service charges.  Other than the covenants contained in the SSLA, there are no significant contractual limits on the amounts we can pay to our parent or other affiliates.

We purchase loans that were made exclusively to the military market, which traditionally has higher delinquencies than customers in other markets, resulting in higher charge-offs, a reduction in profitability and impairment of our ability to pay interest and principal on the investment notes.

A large portion of our loan customers are unable to obtain financing from traditional sources, due to factors such as their age, frequent relocations and lack of credit history.  Historically, we have experienced higher delinquency rates than traditional financial institutions.  When we purchase loans, we depend on underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers.  However, these standards and procedures may not offer adequate protection against risks of default.  Higher than anticipated delinquencies, foreclosures or losses on the loans we own could reduce our profitability and have a material adverse impact on our business, financial condition and results of operations.  Such adverse effects could also restrict our ability to pay interest and principal on our outstanding investment notes.

If a large number of borrowers are wounded in combat, our profits may be adversely affected.

Our debt protection product will cancel the outstanding debt of our customer’s loan in the event of accidental loss of life or disability for loans originated by CBD with this product.  Our debt protection product includes additional covered events such as unforeseen military discharge, divorce and in certain instances where our customers do not, under no fault of the customer, receive pay (“no-pay-due”).  These events trigger payment of the loan as they become due during a customer’s disability due to illness or injury, including war-related injuries, and pay the balance in the event of death, including war-related fatalities.  Therefore, if a large number of borrowers are injured and disabled in combat, our profitability would be impaired, which could have a material adverse impact on our business, results of operation, financial condition and cash flow and may impair our ability to pay interest and principal on our outstanding investment notes.

Failure of third-party service providers upon which we rely could adversely affect our business.

We rely on certain third-party service providers, and such reliance can expose us to risks. Specifically, if any of our third-party service providers are unable to provide their services timely and effectively, or at all, it could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our business is dependent on technology and our ability to invest in technological improvements, the failure of which may adversely affect our business, financial condition, and results of operations.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  We depend in part upon our ability to address the needs of our customers by using technology to provide products and services that satisfy their operational needs.  Many of our competitors have substantially greater resources to invest in technological improvements and third-party support.  There can be no assurance that we will continue to effectively implement new technology-driven products and services or successfully market these products and services to our customers.  For example, in an effort to further enhance our information technology capabilities, we have engaged a third party to provide assistance with the evaluation of our existing Daybreak lending system, which may ultimately result in the conversion to a new lending system. Converting to a new lending system will cause us to incur a significant expense, and if the conversion is unsuccessful, our business, financial condition, and results of operations may be adversely affected.

We also rely on our computer systems and the technology of online and third-party service providers.  Our daily operations depend on the operational effectiveness of their technology.  For example, we rely on these computer systems to accurately track and record our assets and liabilities.  If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could affect our business, financial condition, and results of operations.

Security breaches, cyber attacks, or fraudulent activity could result in damage to our operations or lead to reputational damage.

Security breaches or cyber attacks with respect to our or CBD’s facilities, computer networks, and databases could cause harm to our business and reputation and result in a loss of customers.  We have instituted security measures to protect our systems and to assure our customers that these systems are secure.  However, we may still be vulnerable to theft and unauthorized entry to our facilities, computer viruses, attacks by hackers, or similar disruptive problems.  Our third-party contractors and vendors also may experience security breaches involving the storage and transmission of proprietary and customer information.  If unauthorized persons gain access to our databases, they may be able to steal, publish, delete, or modify confidential and customer information (including personal financial information) that is stored or transmitted on our networks.  If a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions, as we are subject to extensive laws and regulations concerning our use and safeguarding of this information.  Any security or privacy breach could adversely affect our business, financial condition, and results of operations, including in the following ways:

•                  deterring customers from using our products and services;

•                  decreasing our revenue and income as a result of system downtime caused by a breach or attack;

•                  deterring third parties (such as other financial institutions) from supplying us with information or entering into relationships with us;

•                  harming our reputation generally and in the markets we serve;

•                  exposing us to financial liability, legal proceedings (such as class action lawsuits), or regulatory action; or

•                  increasing our operating expenses to respond to and correct problems caused by any breach of security, including in connection with potential legal proceedings or responding to regulatory action.

Any failure, interruption, or breach in security of our information systems, including any failure of our back-up systems, may also result in failures or disruptions in our customer relationship management, general ledger, loan, and other systems and could subject us to additional regulatory scrutiny, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, we may not be able to immediately detect any such failure or breach, which may increase the losses that we would suffer.

ITEM 2.                                                PROPERTIES

As of September 30, 2012, we did not own or lease any real property.

ITEM 3.                                                LEGAL PROCEEDINGS

We are subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on our financial position or results of operations.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our outstanding common stock is held by MCFC and, accordingly, there is no established public trading market for it.  We have not sold or repurchased any of our common stock since our acquisition by MCFC.  During fiscal 2012 and fiscal 2011, we declared and paid dividends to MCFC in the amount of $6.8 million and $8.8 million, respectively.  Our ability to pay dividends is limited by the terms and conditions of the SSLA.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Indebtedness — Bank Debt.”

ITEM 6.                                                SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this report and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The data is as of and for the five fiscal years ended September 30, 2012, 2011, 2010, 2009 and 2008.

	As of and for the Years Ended September 30,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share amounts)
Consolidated balance sheet data:
Gross finance receivables	$396,803	$405,234	$387,041	$364,786	$319,290
Allowance for credit losses	(29,000)	(25,396)	(24,496)	(24,621)	(22,982)
Total assets	403,479	397,328	399,104	385,325	352,643
Senior indebtedness:
Revolving credit line - banks	19,450	—	21,373	20,770	23,586
Amortizing term notes	186,231	214,491	210,668	221,187	198,414
Junior indebtedness:
Investment notes	67,428	59,725	40,028	33,306	34,904
Subordinated debt - parent	—	—	11,900	—	—
Total stockholder’s equity	119,935	114,737	106,532	100,487	88,544
Consolidated statement of operations data:
Revenue:
Interest income and fees	$113,249	$114,121	$105,460	$99,690	$83,843
Interest expense	19,250	19,203	18,019	17,855	16,364
Net interest income before provision for credit losses	$93,999	$94,918	$87,441	$81,835	$67,479
Provision for credit losses	34,617	25,566	22,433	23,454	21,912
Net interest income	$59,382	$69,352	$65,008	$58,380	$45,567
Net non-interest income	4,809	7,367	6,296	4,388	3,949
Non-interest expense	46,119	48,091	45,521	42,014	36,365
Income before income taxes	18,072	28,628	25,784	20,754	13,151
Provision for income taxes	6,045	11,524	9,221	7,418	5,377
Net income:	$12,027	$17,104	$16,563	$13,337	$7,774

Net income per share:
Basic and diluted	$12,027,303	$17,103,813	$16,562,227	$13,336,552	$7,774,111
Cash dividends per common share (1)	$6,773,313	$8,845,387	$10,560,722	$3,517,834	$2,507,177

(1) Number of shares outstanding is one.

ITEM 7.                                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On a worldwide basis, we purchase consumer loans made exclusively to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  Our largest source of military loans is CBD, an affiliate who originates direct loans through a network of loan production offices and via the Internet.  Military personnel use these loan proceeds to purchase goods and services.  We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  We plan to hold these military loans and retail installment contracts until repaid.

Finance receivables, whether originated by CBD or purchased, are effectively unsecured and may consist of loans previously originated by us or purchased from CBD and retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months.  During fiscal year 2012, the size of the average finance receivable at acquisition was approximately $3,500.  A large portion of our customers are unable to obtain financing from traditional sources due to factors such as age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the growth in amount of aggregate finance receivables we are able to acquire from CBD and retail merchants, as well as the maintenance of loan quality.

Sources of Income

We generate revenues primarily from interest earned on the military loans purchased from CBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earn revenues from our debt protection product and credit reinsurance premiums. For purposes of the following discussion, “revenues” means the sum of our finance income, debt protection income and reinsurance premiums.

Interest income and fees.  Interest income and fees consists of interest and origination revenue earned on the military loans and retail installment contracts we own (referred to throughout individually as “loan” or collectively as “loans” or “finance receivables”).  Our interest revenue is based on the risk adjusted interest rates charged customers for loans that we purchase.  Interest rates vary by loan and are based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated.  Our finance income comprised approximately 96.0% of our total revenues in fiscal 2012.

Non-interest income, net.  Non-interest income, net consists of revenue from debt protection income, credit reinsurance premiums and the claim benefits expense.  Prior to the second quarter of fiscal 2010, one of our wholly owned subsidiaries reinsured substantially all of the credit life, credit accident and health insurance sold by CBD on behalf of Assurant Group, an unaffiliated insurance carrier.  During the second quarter of fiscal 2010, CBD began offering a debt protection product to our customers.  During the third quarter of fiscal 2010, our subsidiary ceased assuming the reinsurance policies.  Debt protection fee income and credit reinsurance premiums comprised approximately 4.0% of our total revenues in fiscal 2012.  Our internet marketing of our debt protection product was changed in October 2012, where the customer now must affirmatively select the product rather than declining the coverage.  This marketing change will have some impact on future results of operations, albeit unknown at this time.

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (referred to below as “military loans”) and retail installment contracts. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	As of and for the Years Ended September 30,
	2012	2011	2010
	(dollars in thousands, except average note balance and number of notes)
Finance receivables:
Total finance receivables balance	$396,803	$405,234	$387,041
Average note balance	$2,767	$2,699	$2,533
Total interest income and fees	$113,249	$114,121	$105,460
Total number of notes	143,419	150,155	152,788

Military loans:
Total military receivables	$369,361	$370,602	$344,108
Percent of total finance receivables	93.08%	91.45%	88.91%
Average note balance	$2,949	$2,898	$2,700
Number of notes	125,267	127,878	127,448

Retail installment contracts:
Total retail installment contract receivables	$27,442	$34,632	$42,933
Percent of total finance receivables	6.92%	8.55%	11.09%
Average note balance	$1,512	$1,555	$1,694
Number of notes	18,152	22,277	25,340

In the normal course of business, we receive customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are posted on the last business day of the preceding month.  On September 30, 2011, we collected $14.1 million in customer loan payments in advance of the payment due date, October 1, 2012. This payment and use of cash is reflected on the balance sheet as a reduction of “Net finance receivables” in the amount of $11.2 million and corresponding “Accrued interest receivable” in the amount of $2.9 million.  The above table does not reflect the October 1, 2011 payment received on September 30, 2011.  There were no Federal Government Allotment System payments received in advance of the payment due dates on September 30, 2012 or September 30, 2010.

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds.  Some states and federal statutes regulate the interest rates that may be charged to our customers.  In addition, competitive market conditions also impact the interest rates.

Our interest expense is sensitive to market interest rate fluctuations.  These general market fluctuations directly impact our cost of funds.  General inability to increase the interest rates earned on new and existing finance receivables restricts our ability to react to increases in cost of funds.  Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability.  The following table presents a three-year history of data relating to our net interest margin as of and for the fiscal years presented.

	As of and for the Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)

Total finance receivables balance	$396,803	$405,234	$387,041
Average total finance receivables (1)	397,901	396,999	369,261
Average interest bearing liabilities (1)	272,719	281,790	274,740
Total interest income and fees	113,249	114,121	105,460
Total interest expense	19,250	19,203	18,019

(1)  Averages are computed using month-end balances and exclude any early allotment payments.

Results of Operations

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011.

Total Finance Receivables.  Our aggregate finance receivables decreased 2.1% to $396.8 million on September 30, 2012 from $405.2 million on September 30, 2011.  Lower than expected demand for military loans and retail installment contracts led to a decline in originations during fiscal 2012 compared to fiscal 2011. Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty amongst our military customers regarding the future size of the United States military.  Our primary supplier of loans, CBD, saw a $27.3 million or 6.4% decrease in military loan originations during fiscal 2012 from $425.6 million during fiscal 2011.  Our acquisition of retail installment contracts decreased during fiscal 2012 by $5.4 million or 17.5% compared to fiscal 2011.  Our aggregate average finance receivables increased slightly during this period to $398.0 million in fiscal 2012 from $397.0 million in fiscal 2011, an increase of $1.0 million or 0.3%.

Total Interest Income and Fees.  Total interest income and fees in fiscal 2012 represented 96.0% of our revenue compared to 93.9% in fiscal 2011.  Interest income and fees decreased to $113.2 million from $114.1 million in fiscal 2011, a decrease of $0.9 million or 0.8%.  This decrease is primarily due to the 7.2% overall decline in originations from fiscal 2011 and a decline in the corresponding origination fee income.

Interest Expense.  Interest expense in fiscal 2012 increased to $19.3 million from $19.2 million in fiscal 2011, an increase of $0.1 million or 0.5%.  While our average interest bearing liabilities decreased by $9.1 million or 3.2%, our junior subordinated investment notes increased to $67.4 million at September 30, 2012 compared to $59.7 million at September 30, 2011.  The weighted average interest rate of our junior subordinated investment notes was 9.06% at September 30, 2012 compared to 6.25% of our amortizing term notes at September 30, 2012.  The weighted average interest rates for the junior subordinated investment notes and amortizing term notes at September 30, 2011 were 9.12% and 6.19%, respectively.

Provision for Credit Losses.  The provision for credit losses increased to $34.6 million in fiscal 2012 from $25.6 million in fiscal 2011, an increase of $9.0 million or 35.2%.  Net charge-offs increased to $31.0 million in fiscal 2012 compared to $24.7 million in fiscal 2011, an increase of $6.3 million or 25.5%.  The net charge-off ratio increased to 7.8% in fiscal 2012 compared to 6.2% in fiscal 2011.  Our increase in net charge-offs in fiscal 2012 compared to fiscal 2011 was due primarily to an increase in customers who separated from the military prior to repaying their loan.  See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-interest Income, net.  Non-interest income, net consists of revenue from debt protection income, credit reinsurance premiums and the claims benefits.  Combined net debt protection income and credit reinsurance premiums totaled $4.8 million in fiscal 2012 compared to $7.4 million in fiscal 2011, a decrease of $2.6 million or 35.1%.  The decrease in non-interest income, net is due to the decline in our military loan originations of 6.4% and an increase in the claims benefits of the debt protection product in fiscal 2012 compared to fiscal 2011.

Non-interest Expenses.  Non-interest expenses in fiscal 2012 decreased to $46.1 million compared to $48.1 million in fiscal 2011, a decrease of $2.0 million or 4.2%.  The decrease was due primarily to declines in professional and regulatory fees, amortization of intangibles and other operating expenses in fiscal 2012 compared to fiscal 2011.

Provision for Income Taxes.  Our effective tax rate (“ETR”) was 33.5% in fiscal 2012, compared to 40.3% in fiscal 2011.  The decrease in the ETR in fiscal 2012 compared to fiscal 2011 is primarily due to the Company recording a $0.5 million net decrease in the reserve for uncertain tax positions related to the expiration of tax statutes of limitations in fiscal 2012 compared to fiscal 2011 including the impact of various state filing corrections.  In addition, the decrease is due to the redetermination of state apportionment factors related to previously filed state tax returns, favorable state audit settlement, and a change in state apportionment factors driven by a shift in business mix as a result of the mix of product revenue during fiscal 2012.

Year Ended September 30, 2011 Compared to September 30, 2010.

Total Finance Receivables.  Our aggregate finance receivables increased 4.7% to $405.2 million on September 30, 2011 from $387.0 million on September 30, 2010.  We increased our loan acquisitions from CBD and retailers by 8.9% to $456.5 million during fiscal 2011 from $419.1 during fiscal 2010.  Our aggregate average finance receivables also increased during this period to $397.0 million in fiscal 2011 from $369.3 million in fiscal 2010, an increase of $27.7 million or 7.5%.

Total Interest Income and Fees.  Total interest income and fees in fiscal 2011 represented 93.9% of our revenue compared to 94.4% in fiscal 2010.  Interest income and fees increased to $114.1 million in fiscal 2011 from $105.5 million in fiscal 2010, an increase of $8.6 million or 8.2%.  This increase is primarily due to an increase in aggregate average finance receivables of 7.5%.

Interest Expense.  Interest expense in fiscal 2011 increased to $19.2 million from $18.0 million in fiscal 2010, an increase of $1.2 million or 6.7%.  While our average interest bearing liabilities increased by $7.0 million or 2.6%, our weighted average interest rate on our amortizing note debt decreased to 6.19% in fiscal 2011 compared to 6.38% in fiscal 2010.  We pay our lenders a minimum interest rate per annum of 5.00% for our revolving facility and 6.25% per annum for our amortizing notes. In addition, we pay our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  We paid our lenders $0.6 million in uncommitted availability fees during fiscal 2011, the same as fiscal 2010.  Also, during fiscal 2011, we paid off our promissory note made available by MCFC.

Provision for Credit Losses.  The provision for credit losses in fiscal 2011 increased to $25.6 million from $22.4 million in fiscal 2010, an increase of $3.2 million or 14.3%.  This increase is due to an increase in our average finance receivables of $27.7 million or 7.5%. We also saw an increase in our net charge-offs as a percentage of our average total finance receivables to 6.21% in fiscal 2011 compared to 6.11% in fiscal 2010. With our consistent net charge-off ratio over the past three years we have reduced our allowance for credit losses as percent of average finance receivables for fiscal year 2011 to 6.40% compared to 6.63% in fiscal 2010. See further discussion in “Credit Loss Experience and Provision for Credit Losses” section.

Non-interest Income, net.  Non-interest income, net consists of revenue from debt protection income and credit reinsurance premiums.  Combined debt protection income and credit reinsurance premiums totaled $7.4 million in fiscal 2011 compared to $6.3 million in fiscal 2010, an increase of $1.1 million or 17.5%.  The increase in non-interest income is related to the increase in our loan acquisitions from CBD of $37.4 million or 8.9% and partially due to continued development of the debt protection product.

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

Provision for Income Taxes.  Our ETR was 40.3% in fiscal 2011, compared to 35.8% in fiscal 2010.  The increase in the ETR in fiscal 2011compared to 2010 was primarily due to the impact of state filings corrections for prior periods, a change in the unitary state tax apportionment factors driven by a shift in business mix as a result of the mix product revenue, as well as the rate change to deferred tax assets for the change in apportionment factors.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal.  Our servicer, CBD, under our supervision, analyzes our delinquencies on a recency delinquency basis utilizing our criteria.  A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days after the last full payment.  We rarely grant extensions or deferments, or allow account revision, rewriting, renewal or rescheduling in order to bring otherwise delinquent accounts current. The increase in delinquency for fiscal 2012, when compared to fiscal 2011, is primarily due to the increase in repayments via electric funds transfer (“EFT”).  A greater portion of our customers using our internet channel choose to use EFT, compared to customers using CBD’s other channels of origination, than utilize the Federal Government Allotment System.  Payments received from the Federal Government Allotment System are deducted directly from the customer’s paycheck.  An EFT payment from a customer’s bank account can be rejected due to insufficient funds in the customer’s bank account, making payments received from the Federal Government Allotment System more reliable than EFT payments.

The following table sets forth the three-year history of our delinquency experience for accounts of which payments are 60 days or more past due.

	As of and for the Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Total finance receivables	$396,803	$405,234	$387,041
Total finance receivables balances 60 days or more past due	15,227	13,954	11,857
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	3.84%	3.44%	3.06%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivable portfolio. We utilize a statistical model based on potential credit risk trends incorporating historical factors to estimate losses.  These results and management’s judgment are used to estimate inherent losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.  See “Item 1A. Risk Factors.”

Military Loans.  Our charge-off policy is to charge-off military loans at 180 days past due, on a recency delinquency basis, or earlier if management deems it appropriate.  Charge offs can occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When buying loans, however, we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for CBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans.  As of September 30, 2012 and September 30, 2011, we had approximately $9.8 million, or 2.5% of our total portfolio, and $9.0 million, or 2.2% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  Another source of loss is when a customer declares bankruptcy.  See “Non-performing Assets.” below.

Our net charge-offs as a percentage of average finance receivables has increased due primarily to an increase in customers who separated from the military prior to repaying their loan.  Military loan net charge-offs, from customers who had advised us of their separation from the military, were $17.1 million and represented 55.2% of net charge-offs in fiscal 2012 compared to $11.9 million and 48.2% in fiscal 2011.  Unemployment after the customer’s separation from the military and a subsequent halt in loan payments has contributed to higher delinquencies and net charge-offs.  Our allowance for credit losses on military loans increased $4.5 million to $27.5 million at September 30, 2012 compared to $23.0 million at

September 20, 2011 due primarily to the $5.2 million increase in net-charge offs from customers who had advised us of their separation from the military.

The following table shows a three-year historical picture of net charge-offs on military loans and net charge-offs as a percentage of military loans:

	As of and for the Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Military loans:
Military loans charged-off	$32,611	$26,349	$25,096
Less recoveries	3,125	3,693	3,206
Net charge-offs	$29,486	$22,656	$21,890
Average military receivables (1)	$366,816	$358,242	$322,995
Percentage of net charge-offs to average military receivables	8.04%	6.32%	6.78%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Retail Installment Contracts.  Under many of our arrangements with retail merchants, we typically withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased.  The amounts withheld from a particular retail merchant are recorded in a specific reserve account.  As of September 30, 2012, the aggregate amount of retail merchant reserves totaled $1.4 million, a decrease of $0.6 million, or 30%, from the same period last year.  The decrease is due to reduced acquisitions of retail installment contracts as well as increased utilization of the dealer reserves for non-performing contracts.  This represents a 4.5% reserve as a percentage of average retail installment contract receivables.  Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its specific reserve account.  Upon the retail merchant’s request, and no more often than annually, we will pay the retail merchant the amount by which its specific reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant.

Our allowance for credit losses is utilized to the extent that the loss on any individual retail installment contract exceeds the retail merchant’s aggregate reserve account at the time of the loss.  In fiscal year 2011, we had instances where we had extinguished a portion of our merchant reserves and sustained additional charge offs as these merchants’ portfolios were liquidated.

The following table shows a three-year historical picture of net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts:

	As of and for the Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$1,923	$2,516	$1,127
Less recoveries	396	506	459
Net charge-offs	$1,527	$2,010	$668
Average retail installment contract receivables (1)	$31,085	$38,757	$46,265
Percentage of net charge-offs to average retail installment contracts receivable	4.91%	5.19%	1.44%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Allowance for Credit Losses.  The following table sets forth the three-year history of our allowance for credit losses:

	As of and for the Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Average total finance receivables (1)	$397,901	$396,999	$369,260
Provision for credit losses	34,617	25,566	22,433
Net charge-offs	31,013	24,666	22,558
Net charge-offs as a percentage of average total finance receivables	7.79%	6.21%	6.11%
Allowance for credit losses	$29,000	$25,396	$24,496
Allowance as a percentage of average total finance receivables	7.29%	6.40%	6.63%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

The allowance for credit losses in fiscal 2012 increased to $29.0 million from $25.4 million at the end of fiscal 2011 and was due primarily to the increase in net charge-offs from customers who had advised us of their separation from the military.  See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

The following table sets forth the three year history of the components of our allowance for credit losses:

	As of and for the Years Ended September 30,
	2012	2011	2010
	(dollars in thousands)
Balance, beginning of period	$25,396	$24,496	$24,621
Finance receivables charged-off	(34,534)	(28,865)	(26,223)
Less recoveries	3,521	4,199	3,665
Net charge-offs	(31,013)	(24,666)	(22,558)
Provision for credit losses	34,617	25,566	22,433
Balance, end of period	$29,000	$25,396	$24,496

Non-performing Assets

The accrual of interest income is suspended when a full payment has not been received for 90 days or more, on a recency basis, and the interest due exceeds an amount equal to 60 days of interest charges.  The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received.  Non-performing assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days.  Non-performing assets increased to $11.3 million at September 30, 2012 from $8.7 million at September 30, 2011.

Loan Acquisition / Origination

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD and retail merchants to increase their originations for our future growth.  In connection with purchasing the loans, we pay CBD a fee in the amount of $30.00 for each military consumer loan originated by CBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  For fiscal 2012, loans purchased from CBD and retail merchants decreased to $423.8 million from $456.5 million in fiscal 2011, a decrease of $32.7 million or 7.2%.  The primary reason for this decrease is due to lower than expected demand for military loans.  Demand has been impacted by the fragile state of the United States economic recovery and uncertainty amongst our military customers regarding the future size of the United States military.

The following table sets forth the three-year history of overall loan acquisitions / originations and lending activities:

	For the Year Ended September 30,
	2012	2011	2010
	(dollars in thousands, except average note balance)
Total loans acquired/originated:
Gross balance	$423,764	$456,476	$419,098
Number of finance receivable notes	120,931	129,899	126,141
Average note amount	$3,504	$3,514	$3,322

Military loans:
Gross balance	$398,286	$425,588	$379,702
Number of finance receivable notes	109,218	116,834	110,913
Average note amount	$3,647	$3,643	$3,423

Retail installment contracts:
Gross balance	$25,478	$30,888	$39,396
Number of finance receivable notes	11,713	13,065	15,228
Average note amount	$2,175	$2,364	$2,587

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and operations, and the cash generated from loan repayments and operations.  Cash used in investing activities in fiscal 2012 was approximately $36.6 million and cash used in financing activities was $10.2 million which was funded from operating activities of $47.6 million.  Cash used in investing activities in fiscal 2011 was approximately $27.9 million and cash used in financing activities was $20.6 million which was funded from $47.8 million of cash from operating activities.

The majority of our liquidity requirements are secured by our funding through the SSLA. Additional sources of funds are generated through our sales of investment notes and borrowings with MCFC.  We increased our liquidity position in fiscal 2012 with additional senior funding of $29.5 million under the SSLA. In addition, we must repay borrowings of $16.5 million from withdrawing banks who previously participated in the SSLA.  Further, we have increased our investment notes to $67.4 million in 2012 from $59.7 million in 2011, an increase of $7.7 million or 12.9%.  During 2011, we repaid $13.9 million in subordinated borrowings from MCFC. As of September 30, 2012, the outstanding balance on the MCFC debt was zero. This increase in available funds has offset the diminished capacity from our withdrawing banks and provided us with additional liquidity in fiscal 2012, allowing us the liquidity necessary to grow our finance receivables.  We plan to continue to attract new banks to the SSLA and sell additional investment notes to fund our growth in fiscal 2013.

As required under the Dodd-Frank Act, the Federal Reserve, the OCC and the CFPB have begun their examinations of banks, holding companies and their non-banking affiliates.  In connection with these examinations, these regulators have begun identifying areas in which lenders could improve disclosure to borrowers in connection with charging fees and offering financial products.  We are working diligently to institute best practices and to improve clarity and transparency to our customers.  If CBD failed to satisfy the regulator’s interpretation of these laws and regulations with respect to its historical practices, it could result in civil money penalties, a requirement that CBD refund significant fees to its customers, damage to CBD’s reputation or CBD’s ability to originate loans.  The amount of these penalties or refunds, and other of these consequences, could have a material adverse impact on CBD’s and our financial condition, business and results of operations.

Senior Indebtedness — Bank Debt.

On June 12, 2009, we entered into the SSLA with the lenders listed in the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2013 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  As of September 30, 2012, we could request up to $102.7 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of September 30, 2012, the lenders have indicated a willingness to participate in fundings up to an aggregate of $342.3 million during the next 12 months, including $205.7 million which is currently outstanding.  In addition, we have borrowings of $16.5 million which need to be repaid from withdrawing banks who had previously participated in the SLA.

The aggregate notional balance outstanding under amortizing notes was $186.2 million and $214.5 million at September 30, 2012 and 2011, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued. The interest rate for notes created after June 12, 2009 may not be less than 6.25%; prior to June 12, 2009 the interest rate was variable.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  There were 374 and 370 amortizing term notes outstanding at September 30, 2012 and 2011, respectively, with a weighted-average interest rate of 6.25% and 6.19%, respectively.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  We paid our lenders $0.5 million in uncommitted availability fees for both fiscal 2012 and 2011.

Advances outstanding under the revolving credit line were $19.5 million and zero at September 30, 2012 and 2011, respectively.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.00%, whichever is greater.  Interest on borrowings was 5.00% at September 30, 2012 and 2011.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables, unless otherwise required by GAAP, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008, which is approximately $104.5 million as of September 30, 2012.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required may be distributed as a dividend.

We may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $750,000 plus reimbursable expenses.  Such amount may be increased on each anniversary of the SSLA by the percentage increase in the CPI published by the United States Bureau of Labor for the calendar year than most recently ended.  The breach of any of these covenants could result in a default under the SSLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable.  As of September 30, 2012, we were in compliance with all loan covenants.

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

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty.  MCFC guaranteed the Senior Debt and accrued interest in accordance with the terms of the Unlimited Continuing Guaranty.  Under the Unlimited Continuing Guaranty, MCFC also agreed to indemnify the lenders and the Agent for all reasonable costs and expenses (including reasonable fees of counsel) incurred by the lenders or the Agent for payments made under the Senior Debt that are rescinded or must be repaid by lenders to us.  If MCFC is required to satisfy any of borrowers’ obligations under the Senior Debt, the lenders and the Agent will assign without recourse the related Senior Debt to MCFC.

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

In the third quarter of fiscal 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or hinder any action by us, or the voting banks.  As of September 30, 2012, we had 25 non-voting banks from which we initially borrowed $47.5 million compared to 22 non-voting banks and initial borrowings of $44.5 as of September 30, 2011. The amortized balance of these notes as of September 30, 2012 and 2011 was $28.8 million and $36.8 million, respectively.

The following table sets forth a three-year history of the total borrowings and availability under the SSLA and the former Senior Lending Agreement:

	As of and for the Years Ended September 30,
		Actual	Pro forma (1)
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2011	2010
	(dollars in thousands)
Revolving credit line:
Total facility	$45,250	$40,000	$40,000	$30,500
Balance at end of period	19,450	—	14,100	21,373
Maximum available credit (2)	25,800	40,000	25,900	9,127

Term notes (3):
Voting banks	$251,750	$227,500	$227,500	$183,000
Withdrawing banks	16,500	14,852	14,852	34,314
Non-voting banks	28,785	36,823	36,823	19,391
Total facility	$297,035	$279,175	$279,175	$236,705
Balance at end of period	186,231	214,491	214,491	210,668
Maximum available credit (2)	110,804	64,684	64,684	26,037

Total revolving and term notes(3):
Voting banks	$297,000	$267,500	$267,500	$213,500
Withdrawing banks	16,500	14,852	14,852	34,314
Non-voting banks	28,785	36,823	36,823	19,391
Total facility	$342,285	$319,175	$319,175	$267,205
Balance at end of period	205,681	214,491	228,591	232,041
Maximum available credit (2)	102,715	102,714	90,584	35,164
Credit facility available (4)	136,604	104,684	90,584	35,164
Percent utilization of voting banks	65.42%	61.60%	66.14%	83.53%
Percent utilization of the total facility	60.09%	67.20%	71.62%	86.84%

(1)  Total facility pro forma assumes the early allotment payments received September 30, 2011 were not received until due on October 1, 2011.

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

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of MCFC and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater. As of September 30, 2012 and 2011, the outstanding balance under this facility was zero.

Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days’ written notice. On January 6, 2012, the Securities and Exchange Commission (“SEC”) declared effective our post effective amendment to our amended registration statement originally filed with the SEC in January 2010 (File No. 333-164109) (“2012 Registration Statement”).  Pursuant to this 2012 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.

As of September 30, 2012, we had outstanding $67.4 million (with accrued interest), of which $24.0 million is from our recent offering.  These notes had a weighted average interest rate of 9.06% as of September 30, 2012.

Dividends From Subsidiaries.  Our reinsurance subsidiary is subject to the laws and regulations of the state of Nevada that limit the amount of dividends our reinsurance subsidiary can pay to us and require us to maintain a certain capital structure.  In the past, these regulations have not had a material impact on our reinsurance subsidiary or its ability to pay dividends to us.  We do not expect these regulations will have a material impact on our business or the business of our reinsurance subsidiary in the future.

Commitments for Capital Expenditures.  To further enhance our information technology capabilities, we have engaged a third party to provide assistance with the evaluation of our existing Daybreak lending system, which may ultimately result in the conversion to a new lending system.  The system evaluation commenced in April 2012, with future capital expenditures expected throughout fiscal year 2013.

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates.  A significant and sustained increase in interest rates could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on military loans and retail installment contracts and interest rates paid under our SSLA and investment notes.  Inflation also may negatively affect our operating expenses.  With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some lenders in our credit group which may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels.  In addition, we have borrowings of $16.5 million from withdrawing banks who previously participated in the SSLA.  See “Liquidity and Capital Resources.”

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

We utilize a statistical model which incorporates historical factors to forecast probable losses or credit risk trends to determine the appropriate amount of allowance for credit losses.

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

We also use several ratios to aid in the process of evaluating prior finance receivable loss and delinquency experience.  Each ratio is useful, but each has its limitations.  These ratios include:

•                  Delinquency ratio — finance receivables 60 days or more past due, on a recency basis, as a percentage of finance receivables;

•                  Allowance ratio — allowance for finance receivable losses as a percentage of finance receivables;

•                  Charge-off ratio — net charge-offs as a percentage of the average of finance receivables at the beginning of each month during the period; and

•                  Charge-off coverage — allowance for finance receivable losses to net charge-offs.

In addition to these models, we exercise our judgment, based on our experience in the consumer finance industry, when determining the amount of the allowance for credit losses.  We consider this estimate to be a critical accounting estimate that affects our net income in total and the pretax operating income of our business.  See “Credit Loss Experience and Provision for Credit Losses.”

Goodwill and Other Intangible Assets.  Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as acquisitions. Other intangible assets represent other identifiable assets.  Goodwill is not amortized over an estimated useful life, but rather tested at least annually for impairment. Intangible assets other than goodwill, which are determined to have finite lives, continue to be amortized on straight-line or accelerated bases over their estimated useful lives. Recoverability of these assets is assessed only when events have occurred that may give rise to impairment.

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

Management evaluated our goodwill at September 30, 2012, and determined that there was no impairment, as the estimated fair value substantially exceeded the carrying value.

Contractual Obligations

We have the following payment obligations under current financing arrangements as of September 30, 2012:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Debt	$253,368	$89,577	$145,115	$4,899	$13,777
Interest on Debt (1)	18,102	5,932	10,372	472	1,326
Total contractual cash obligations	$271,470	$95,509	$155,487	$5,371	$15,103

(1) Interest on long term debt is calculated using the weighted average interest rate of 6.25% for amortizing term notes and 9.06% for investment notes as of September 30, 2012.

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commercial commitments:
Lines of credit	$19,450	$19,450	$—	$—	$—
Interest on lines of credit (1)	973	973
Total lines of credit	$20,423	$20,423	$—	$—	$—

(1) Interest on lines of credit is calculated using the fixed rate of 5.00% as of September 30, 2012.

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued the FASB ASU 2011-11 “Balance Sheet disclosures about Offsetting Assets and Liabilities”. The update requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare financial statements on the basis of U.S. Generally Accepted Accounting Principals (“U.S. GAAP”) and those entities that prepare the financial statements on the basis of IFRS. The amended guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. We are currently evaluating the impact this update will have on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on indefinite-lived intangible assets is necessary.  Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We believe that the adoption of this guidance will not have a material impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving credit lines bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 5.00% in accordance with our SSLA.  The prime rate as of September 30, 2012 was 3.25%.  In order for any impact to occur, the prime rate will need to increase more than 175 basis points.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 6.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of September 30, 2012 was 0.67%.  In order for any impact to occur, the 90 day moving average rate of treasury notes would need to increase by 288 basis points.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012, 2011 and 2010

(WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING REPORT THEREON)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholder of Pioneer Financial Services, Inc.

Pioneer Financial Services, Inc.

Kansas City, MO.

We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for the three years ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Minneapolis, MN

December 20, 2012

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND 2011

	As of September 30,
	2012	2011

ASSETS

Cash and cash equivalents - non-restricted	$2,136,520	$1,256,841
Cash and cash equivalents - restricted	727,857	696,578
Investments - restricted	1,024,134	3,087,572
Investments - non-restricted	3,360,773	2,832,972
Gross finance receivables	396,803,008	405,233,539
Less:
Unearned fees and premiums	(35,892,490)	(49,132,513)
Allowance for credit losses	(29,000,000)	(25,396,255)
Net finance receivables	331,910,518	330,704,771

Furniture and equipment, net	565,027	110,056
Net deferred tax asset	13,377,298	8,547,625
Prepaid and other assets	7,913,040	4,958,825
Deferred acquisition costs	5,485,083	5,917,860
Goodwill	31,474,280	31,474,280
Intangibles, net	5,504,600	7,740,200

Total assets	$403,479,130	$397,327,580

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$19,450,000	$—
Accounts payable	536,919	217,661
Accrued expenses and other liabilities	9,898,053	8,156,940
Amortizing term notes	186,230,677	214,490,826
Investment notes	67,428,441	59,724,991

Total liabilities	283,544,090	282,590,418

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	58,410	114,522
Retained earnings	33,482,430	28,228,440

Total stockholder’s equity	119,935,040	114,737,162

Total liabilities and stockholder’s equity	$403,479,130	$397,327,580

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2012	2011	2010

Interest income and fees	$113,249,059	$114,121,026	$105,460,224

Interest expense	19,250,406	19,202,745	18,019,188

Net interest income before provision for credit losses	93,998,653	94,918,281	87,441,036
Provision for credit losses	34,617,355	25,565,703	22,432,831
Net interest income	59,381,298	69,352,578	65,008,205

Non-interest income, net
Debt Protection, insurance premiums earned and other income	4,809,573	7,366,584	6,296,353
Total non-interest income, net	4,809,573	7,366,584	6,296,353

Non-interest expense
Management and record keeping services fee	39,655,079	39,532,624	37,070,755
Professional and regulatory fees	1,229,501	1,416,654	1,165,394
Amortization of intangibles	2,235,600	2,973,600	3,691,200
Other operating expenses	2,999,076	4,168,082	3,593,563
Total non-interest expense	46,119,256	48,090,960	45,520,912

Income before income taxes	18,071,615	28,628,202	25,783,646
Provision for income taxes	6,044,312	11,524,389	9,221,419
Net income	$12,027,303	$17,103,813	$16,562,227

Net income per share, basic and diluted (1)	$12,027,303	$17,103,813	$16,562,227

(1)  Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

	For the Years Ended September 30,
	2012	2011	2010

Net Income	$12,027,303	$17,103,813	$16,562,227
Other comprehensive loss, net of tax:
Unrealized gains (losses) on investment securities available for sale:
Unrealized gains (losses) arising during the period, net of income tax benefit (expense) of $30,215, $28,622 and ($23,312), respectively	(56,112)	(53,158)	43,297
Total other comprehensive income (loss)	(56,112)	(53,158)	43,297
Total comprehensive income	$11,971,191	$17,050,655	$16,605,524

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Stockholder’s Equity

For the years ended September 30, 2012, 2011 and 2010

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income
Balance, September 30, 2009	$100,487,092	$86,394,200	$13,968,509	$124,383
Comprehensive income:
Net income	16,562,227	—	16,562,227	—
Unrealized gain on investments, net of tax of $23,312	43,297	—	—	43,297
Total comprehensive income	16,605,524	—	16,562,227	43,297
Dividend paid to parent	(10,560,722)	—	(10,560,722)	—
Balance, September 30, 2010	$106,531,894	$86,394,200	$19,970,014	$167,680
Comprehensive income:
Net income	17,103,813	—	17,103,813	—
Unrealized loss on investments, net of tax of ($28,622)	(53,158)	—	—	(53,158)
Total comprehensive income	17,050,655	—	17,103,813	(53,158)
Dividend paid to parent	(8,845,387)	—	(8,845,387)	—
Balance, September 30, 2011	$114,737,162	$86,394,200	$28,228,440	$114,522
Comprehensive income:
Net income	12,027,303	—	12,027,303	—
Unrealized loss on investments, net of tax of ($30,215)	(56,112)	—	—	(56,112)
Total comprehensive income	11,971,191	—	12,027,303	(56,112)
Dividend paid to parent	(6,773,313)	—	(6,773,313)	—
Balance, September 30, 2012	$119,935,040	$86,394,200	$33,482,430	$58,410

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$12,027,303	$17,103,813	$16,562,227
Adjustments to reconcile net income to net cash and cash equivilents provided by operating activities:
Provision for credit losses on finance receivables	34,617,355	25,565,703	22,432,831
Depreciation and amortization	2,245,002	2,893,041	3,873,419
Deferred income taxes	(4,799,458)	(2,625,901)	(1,688,424)
Interest accrued on investment notes	2,388,051	2,055,904	1,786,588
Changes in:
Accounts payable and accrued expenses	2,060,371	(228,399)	(971,712)
Deferred acquisition costs	432,777	(1,309,561)	(1,573,700)
Unearned premium reserves	1,627,569	3,062,168	3,661,587
Prepaids and other assets	(2,954,215)	1,242,520	(286,230)

Net cash provided by operating activities	47,644,755	47,759,288	43,796,586

Cash flows from investing activities:
Finance receivables purchased from affiliate	(239,616,353)	(251,013,073)	(240,871,321)
Finance receivables purchased from retail merchants	(23,326,384)	(29,026,308)	(37,421,612)
Finance receivables repaid	225,492,066	250,664,133	236,171,217
Capital expenditures	(542,020)	(25,920)	(57,294)
Change in restricted cash	(31,279)	(27,187)	(555,333)
Investments purchased - restricted	—	—	(1,089,712)
Investments purchased - non-restricted	(249,000)	(790,238)	—
Investments matured - restricted	—	130,237	2,189,168
Investments matured - non-restricted	1,685,000	2,200,000	—
Net cash used in investing activities	(36,587,970)	(27,888,356)	(41,634,887)

Cash flows from financing activities:
Net borrowings/(repayments) under lines of credit	19,450,000	(21,373,000)	603,000
Proceeds from borrowings	79,002,245	142,131,268	102,976,531
Repayment of borrowings	(101,856,038)	(118,565,582)	(96,553,376)
Repayment of subordinated debt - parent	—	(13,900,000)	—
Dividends paid to parent	(6,773,313)	(8,845,387)	(10,560,722)
Net cash used in financing activities	(10,177,106)	(20,552,701)	(3,534,567)

Net increase/(decrease) in cash and equivalents - non-restricted	879,679	(681,769)	(1,372,868)

Cash and cash equivalents - non-restricted
Beginning of period	1,256,841	1,938,610	3,311,478

Cash and cash equivalents - non-restricted
End of period	$2,136,520	$1,256,841	$1,938,610

Additional cash flow information:
Interest paid	$16,468,662	$16,449,222	$16,079,944
Income taxes paid	$9,844,816	$13,727,467	$12,019,609

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2012, 2011, AND 2010

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

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operation and certain assets and liabilities related to the origination and servicing of our finance receivables. MCFC contributed these operations to MidCountry Bank, a federally chartered savings bank and wholly owned subsidiary of MCFC (“MCB”).  MCB formed the Consumer Banking Division (“CBD”) (formerly known as the Military Banking Division) which is composed exclusively of the assets and liabilities contributed from MCFC.  This transaction is further described in “Note 6:  Goodwill and Other Intangible Assets”.  As part of the Transaction, we entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD.  Under the LSMS Agreement, CBD is obligated to originate loans and we are obligated to purchase those loans that meet our business model and lending criteria.  Also under the LSMS Agreement, CBD will provide us with management and record keeping services.  As part of the Transaction, substantially all of our employees became employees of CBD.  We pay fees for loans purchased and originated by CBD and management and record keeping services provided by CBD.  The LSMS Agreement is further described in “Note 9:  Related Party Transactions.”

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from CBD. These receivables represent loans primarily to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We also purchase finance receivables from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.

Cash and Cash Equivalents — Non-Restricted

We had no cash equivalents as of September 30, 2012 or 2011.  Our cash consisted of checking accounts with an aggregate balance of approximately $2.1 million and $1.3 million as of September 30, 2012 and 2011, respectively.

Cash and Cash Equivalents - Restricted

We are required to maintain restricted cash pursuant to an agreement with The Assurant Group (“Assurant”) a third party insurance company that underwrites policies sold by us. Based on the agreement, we are required to maintain cash and cash equivalents and/or investments in custodial accounts, in the amount of 102% of unearned premium and insurance claim and policy reserves, with a qualified financial institution. As of September 30, 2012, the amount required per the agreement with Assurant was $0.3 million.

Investments - Non-Restricted

We classify our certificates of deposit as held-to-maturity and our government bonds as available-for-sale. Held-to-maturity are recorded at historical cost, adjusted for amortization of premiums and accretion of discounts. We have the intent and ability to hold these investments to maturity. Available-for-sale are recorded at fair value. Unrealized gains and losses on available-for-sale investments are recorded as accumulated other comprehensive income in the shareholder’s equity section of our balance sheet, net of related income tax effects. If the fair value of any investment security declines below cost and we consider the decline to be other than temporary, we reduce the investment security to its fair value, and record a loss.

Investments - Restricted

We classify our restricted government bonds as available-for-sale and record them at fair value. Unrealized gains and losses are recorded as accumulated other comprehensive income in the shareholder’s equity section of our balance sheet, net of related income tax effects. If the fair value of any investment security declines below cost and we consider the decline to be other than temporary, we reduce the investment security to its fair value, and record a loss.

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

Allowance for Credit Losses

We maintain an allowance for credit losses, which represents management’s best estimate of inherent losses in the outstanding finance receivable portfolio.  The allowance for credit losses is reduced by actual credit losses and is increased by the provision for credit losses and recoveries of previous losses.  The provision for finance receivable losses are charged to earnings to bring the total allowance to a level considered necessary by management.  As the portfolio of total finance receivables consists of military loans and retail installment contracts, a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as two separate components: military loans and retail installment contracts.  Management considers numerous factors in estimating losses in our credit portfolio, including the following:

•                  Prior credit losses and recovery experience

•                  Current economic conditions

•                  Current finance receivable delinquency trends

•                  Demographics of the current finance receivable portfolio

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. Other intangible assets represent premiums paid for other identifiable assets (see Note 6:  Goodwill and Other Intangible Assets for more details).  Goodwill is not amortized over an estimated useful life, but rather is tested annually for impairment as of September 30th, or when there are indicators of impairment.  Intangible assets other than goodwill, which are determined to have finite lives, are amortized on straight-line or accelerated basis over their estimated useful lives between three and ten years. Amortizing intangibles are assessed for impairment only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Deferred Policy Acquisition Costs

The costs of acquiring the debt protection fees and insurance policies are primarily related to the production of new and renewal business and have been deferred to the extent that such costs are deemed recoverable from future revenue. Such costs principally include debt protection commission and reinsurance premium taxes and third party servicing fees.  Costs deferred on property and casualty and credit policies are amortized over the term of the related policies in relation to the premiums and fees earned.  Deferred policy acquisition costs are written off to current period results of operations if such costs are deemed to be not recoverable from future investment income.

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

Revenue Recognition

Interest Income on Finance Receivables

Interest income on finance receivables is recognized as revenue on an accrual basis using the effective yield method.  The deferred fees, net of costs, are accreted into income using the effective yield method over the estimated life of the finance receivable.  If a finance receivable, net of costs, liquidates before accretion is completed, we charge or credit any unaccreted net deferred fees or costs to income at the date of liquidation.  We recognized late charges as fee income when received.  We stop accruing interest income on finance receivables when a payment has not been received for 90 days, and the interest due exceeds an amount equal to 60 days of interest charges.  The accrual is resumed when a full payment (95% or more of the contracted payment amount) is received.

Debt Protection and Reinsurance Income

CBD sells life, accident and health protection along with other exclusive coverages that are unique to our customers. Under an agreement, we assume from CBD, all risks on debt protection, credit accident, health insurance and all other coverage’s written on the military loans.  Unearned fees and premiums are recognized as non-interest income over the period of risk in proportion to the amount of debt protection provided.

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

The provisions of FASB ASC 740, Income Taxes, prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. The Company recognizes tax benefits that meet the “more likely than not” recognition threshold as defined within FASB ASC 740. In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome is uncertain. Management periodically reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The benefits of tax positions are recorded in income tax expense in the consolidated financial statements, net of the estimates of ultimate amounts due or owed, including any applicable interest and penalties. Changes in the estimated amounts due or owed may result from closing of the statute of limitations on tax returns, new legislation, and clarification of existing legislation through government pronouncements, the courts, and through the examination process.

The Company’s operations are included in the consolidated federal income tax return of MCFC, and various combined state returns. Income taxes are paid to or refunded by MCFC pursuant to the terms of a tax-sharing agreement, approved by the Board of Directors, under which taxes approximate the amount that would have been computed on a separate company basis. Income taxes incurred in the current and prior years will be available for recoupment by the Company only in the event of future net losses of consolidated MCFC.

The Company receives a benefit at the federal and state rate in the current year for net losses incurred in that year to the extent losses can be utilized in the consolidated federal income tax return or combined state income tax return of MCFC.  MCFC and its subsidiaries currently file income tax returns in the United States federal jurisdiction, and most state jurisdictions. These tax returns, which often require interpretation due to their complexity, are subject to changes in income tax regulations or in how the regulations are interpreted. In the normal course of business, MCFC and its subsidiaries are routinely subject to examinations and challenges from federal and state taxing authorities regarding the amount of taxes due in connection with the businesses they are engaged in. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial services organizations.  The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions.  The Company does not believe any adjustments that may result from these examinations will be material to the Company.

MCFC’s federal income tax returns are open and subject to examination by the Internal Revenue Service for the tax year ended September 30, 2009 and later.  MCFC and subsidiaries state returns are generally open and subject to examinations for the tax year ended September 30, 2008 and later in major state jurisdictions.

New Accounting Pronouncements Not Yet Adopted

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

In July 2012, the FASB issued ASU 2012-02, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on indefinite-lived intangible assets is necessary.  Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We believe that the adoption of this guidance will not have a material impact on our financial condition or results of operations.

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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During fiscal year 2012, we originated $398.3 million of military loans from CBD compared to $425.6 million during fiscal year 2011.  We acquired $25.5 million in retail installment contracts during fiscal 2012 compared to $30.9 million during fiscal 2011.  Approximately 29.0% of the amount of military loans we purchased in fiscal 2012 were refinancings of outstanding loans compared to 27.7% during fiscal 2011.  Our finance receivables are disaggregated as military loans and retail installment contracts.

In the normal course of business, we receive some customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  On September 30, 2011 we collected  $14.1 million in customer loan payments in advance of the payment due date of October 1, 2011. These payments and use of cash are reflected on the balance sheets as a reduction of net finance receivables and the corresponding accrued interest receivable. Unapplied finance receivables payments consist of principal amounts collected on September 30, 2011, but due on October 1, 2011.  There were no Federal Government Allotment System payments received in advance of the payment due dates on September 30, 2012.

The following table represents finance receivables for the periods presented:

	As of September 30,
	2012	2011

Military loans	$369,361,165	$370,601,538
Retail installment contracts	27,441,843	34,632,001

Gross finance receivables	396,803,008	405,233,539

Net deferred loan fees and dealer discounts	(19,843,416)	(21,519,999)
Unearned debt protection fees and insurance premium reserves	(13,073,836)	(14,701,405)
Unapplied finance receivables payments	—	(11,152,083)
Debt protection claims and policy reserves	(2,975,238)	(1,759,026)
Total unearned fees and premiums	(35,892,490)	(49,132,513)

Finance receivables - net of unearned fees and premiums	360,910,518	356,101,026

Allowance for credit losses	(29,000,000)	(25,396,255)

Net finance receivables	$331,910,518	$330,704,771

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

The allowance for credit losses for military loans and retail installment contracts is maintained at an amount that management considers sufficient to cover estimated future losses inherent in the finance receivable portfolio.  Our allowance for credit losses is sensitive to risk ratings assigned to evaluated segments, economic assumptions and delinquency trends driving statistically modeled reserves. We consider numerous qualitative and quantitative factors in estimating losses in our finance receivable portfolio, including the following:

•                  prior credit losses and recovery experience;

•                  current economic conditions;

•                  current finance receivable delinquency trends; and

•                  demographics of the current finance receivables.

We also use internally developed data in this process. We utilize a statistical model based on potential credit risk trends, growth rate and charge off data, when incorporating historical factors to estimate losses. These results and management’s judgment are used to project future losses and to establish the allowance for credit losses for each segment of our finance receivables.

As part of the on-going monitoring of the credit quality of our entire finance receivable portfolio, management tracks certain credit quality indicators of our customers including trends related to (1) net charge-offs,  (2) non-performing loans  and (3) payment history.

There is uncertainty inherent in these estimates, making it possible that they could change in the near term. We make regular enhancements to our allowance estimation methodology that have not resulted in material changes to our allowance.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	As of and for the Years Ended September 30,
	2012			2011
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$22,970	$2,426	$25,396	$22,764	$1,732	$24,496
Finance receivables charged-off	(32,611)	(1,923)	(34,534)	(26,349)	(2,516)	(28,865)
Recoveries	3,125	396	3,521	3,693	506	4,199
Provision	33,973	644	34,617	22,862	2,704	25,566
Balance, end of period	$27,457	$1,543	$29,000	$22,970	$2,426	$25,396

Finance receivables:	369,361	27,442	396,803	370,602	34,632	405,234
Allowance for credit losses	(27,457)	(1,543)	(29,000)	(22,970)	(2,426)	(25,396)
Balance net of allowance	$341,904	$25,899	$367,803	$347,632	$32,206	$379,838

The accrual of interest income is suspended when a full payment on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds an amount equal to 60 days of interest charges. Non-performing loans represent those finance receivables on which the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days.  As of September 30, 2012, we had $10.3 million in military loans and $1.0 million in retail installment contracts that were non-performing loans compared to $7.8 million in military loans and $0.9 million in retail installment contracts as of September 30, 2011.

We did not have any finance receivables greater than 90 days past due accruing interest as of September 30, 2012 or 2011.  The accrual of interest is resumed and the account is considered current when a full payment (95% or more of the contracted payment amount) is received.  We consider a loan impaired after 180 days past due and it is removed from our finance receivable portfolio, we do not recognize interest income on impaired loans.  We do not restructure troubled debt as a form of curing delinquencies.

The following table reflects the amount of accrued interest receivable for non-performing loans as of the periods presented:

	As of September 30,
	2012	2011 (1)
	(dollars in thousands)

Total accrued interest receivable	$7,377	$5,318

Non-performing assets:
Military loans	631	394
As percent of total accrued interest receivable	8.6%	7.4%

Retail installment contracts	13	14
As percent of total accrued interest receivable	0.2%	0.3%
Total accrued interest on non-performing assets	$644	$408

Total non-performing as a percent of total accrued interest	8.7%	7.7%

(1) Total accrued interest receivable is based on pro forma amounts and excludes the advance allotment payments.

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

The following reflects the credit quality of the Company’s finance receivables:

	As of and for Years Ending September 30,
	2012	2011
	(dollars in thousands)

Total finance receivables:
Gross balance	$396,803	$405,234
Performing	385,495	396,507
Non-performing (90 days delinquent)	11,308	8,727
Non-performing loans as a percent of gross balance	2.85%	2.15%

Military loans:
Gross balance	$369,361	$370,602
Performing	359,108	362,787
Non-performing (90 days delinquent)	10,253	7,815
Non-performing loans as a percent of gross balance	2.78%	2.11%

Retail installment contracts:
Gross balance	$27,442	$34,632
Performing	26,387	33,720
Non-performing (90 days delinquent)	1,055	912
Non-performing loans as a percent of gross balance	3.84%	2.63%

As of September 30, 2012, and 2011 the past due finance receivables are as follows:

	Age Analysis of Past Due Financing Receivables
	As of September 30, 2012
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$3,539	$10,253	$13,792	$355,569	$369,361
Retail installment contracts	380	1,055	1,435	26,007	27,442
Total	$3,919	$11,308	$15,227	$381,576	$396,803

	Age Analysis of Past Due Financing Receivables
	As of September 30, 2011
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$4,697	$7,815	$12,512	$358,090	$370,602
Retail installment contracts	529	912	1,441	33,191	34,632
Total	$5,226	$8,727	$13,954	$391,280	$405,234

Additionally, CBD uses our underwriting criteria, which were developed from our past customer credit repayment experience and are periodically evaluated based on current portfolio performance.  These criteria require the following:

•                  All borrowers are primarily active duty, career retired U.S. military personnel or U.S. Department of Defense employees.

•                  All potential borrowers must complete standardized credit applications either in person at one of CBD’s loan production offices or online via the Internet.

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

The chart below details the amount of earned fees that are related to our debt protection product as of the period presented:

	For the Years Ended September 30,
	2012	2011	2010

Revenue:
Net debt protection revenue	$8,346,102	$7,261,475	$1,285,641

Expenses:
Claims paid and change in reserve	$2,944,824	$1,879,518	$131,258
Third party commissions	898,811	797,989	138,656
Total expenses	$3,843,635	$2,677,507	$269,914

Net debt protection income:	$4,502,467	$4,583,968	$1,015,727

Activity in the liability for unpaid claims and claim adjustment expenses for our health and life coverage for debt protection and reinsurance are summarized as follows:

	As of and for the Years ended September 30,
	2012	2011	2010

Balance, beginning of period	$1,759,026	$653,926	$627,106

Claim amount incurred, related to
Prior periods	962,354	906,342	281,310
Current period	1,980,567	984,708	186,067
Total	2,942,921	1,891,050	467,377

Claim amount paid, related to
Prior periods	564,645	376,690	265,167
Current period	1,162,064	409,260	175,390
Total	1,726,709	785,950	440,557

Balance, end of period	$2,975,238	$1,759,026	$653,926

NOTE 3:  INVESTMENTS - RESTRICTED

Assurant processes and administers insurance transactions and activity on behalf of the Company.  Pursuant to applicable insurance regulations, we are required to maintain a 102% of unearned premium and insurance claim and policy reserves, with a qualified financial institution which, as of September 30, 2012 was $0.3 million.  Restricted investments are comprised of U.S. government bonds.  As of September 30, 2012, restricted investments of $1.0 million will mature after one year and before five years.

We record our restricted investments at fair value.  The following table represents the restricted investments as of September 30, 2012 and 2011:

	As of September 30, 2012				As of September 30, 2011
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:
U.S. government bonds	$983,144	$40,990	$—	$1,024,134	$2,911,384	$176,188	$—	$3,087,572
Total restricted investments	$983,144	$40,990	$—	$1,024,134	$2,911,384	$176,188	$—	$3,087,572

(1)                The unrealized gain on investments of $40,990 net of tax of $14,347 represents the accumulated other comprehensive income of $26,643.

During fiscal 2012 and 2011, we did not recognize any material realized gains or losses or receive proceeds from sales on restricted investments.  In fiscal 2012, we received authorization from Assurant to transfer $1.9 million in book value of U.S. government bonds from restricted to non-restricted.

NOTE 4:  INVESTMENTS — NON-RESTRICTED

Non-restricted investments are comprised of certificates of deposit and U.S. government bonds.  We have total non-restricted investments of $3.4 million and $2.8 million as of September 30, 2012 and 2011, respectively.  As of September 30, 2012, non-restricted investments of $1.6 million will mature within one year and $1.8 million will mature after one year and before five years.

We record our non-restricted investments at fair value.  The following table represents the non-restricted investments as of September 30, 2012 and 2011:

	As of September 30, 2012				As of September 30, 2011
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Non-restricted investments:
Certificates of deposit	$594,000	$—	$—	$594,000	$900,012	$—	$—	$900,012
U.S. government bonds	2,717,902	48,871	—	2,766,773	1,932,960	—	—	1,932,960
Total non-restricted investments	$3,311,902	$48,871	$—	$3,360,773	$2,832,972	$—	$—	$2,832,972

(1)                The unrealized gain on investments of $48,871 net of tax of $17,104 represents the accumulated other comprehensive income of $31,767.

During fiscal 2012 and 2011, we did not recognize any material realized gains or losses or receive proceeds from sales on non-restricted investments.  In fiscal 2012, we received authorization from Assurant to transfer $1.9 million in book value of U.S. government bonds from restricted to non-restricted.

NOTE 5: FURNITURE AND EQUIPMENT

Cost and accumulated depreciation of property and equipment at September 30, 2012 and 2011 is as follows:

	As of and For the Year Ended September 30,
	2012	2011

Furniture and equipment	$41,200	$41,200
Computer software	1,174,169	1,137,164
Work in process	505,014	—
	1,720,383	1,178,364

Less accumulated depreciation	(1,155,356)	(1,068,308)

Furniture and equipment - net	$565,027	$110,056

Furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives are 7 years for furniture and equipment, and 3 years for computer software. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $0.1 million for the years ended September 30, 2012 and 2011.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the Transaction, MCFC paid the shareholders of Pioneer Funding Inc., (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC was also required to pay the Sellers an additional $5 million in contingent payments, of which $4 million was contributed to us and $1 million to CBD.  The final contingent payment was made on March 31, 2009.  The total purchase price was $90,229,762.

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

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets at September 30, 2012 and 2011 are as follows:

	As of and for the Year Ended September 30,
	2012			2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(8,881,052)	$2,118,948	$11,000,000	$(7,929,344)	$3,070,656
Agent relationships	700,000	(525,464)	174,536	700,000	(456,968)	243,032
Vendor relationships	1,700,000	(1,275,244)	424,756	1,700,000	(1,109,608)	590,392
Trade name	7,000,000	(4,373,880)	2,626,120	7,000,000	(3,674,508)	3,325,492
Technology	4,000,000	(3,839,760)	160,240	4,000,000	(3,489,372)	510,628
Valuation of business acquired - unearned premium	1,600,000	(1,600,000)	—	1,600,000	(1,600,000)	—

Total amortizable intangibles	$26,000,000	$(20,495,400)	$5,504,600	$26,000,000	$(18,259,800)	$7,740,200

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Amortization expense was $2.2 million and $3.0 million in fiscal 2012 and fiscal 2011, respectively.  Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ended	Annual Amortization
September 30,	Expense

2013	1,706,000
2014	1,243,000
2015	1,027,000
2016	847,000
2017	681,600

Total	$5,504,600

Management evaluated our goodwill at September 30, 2012, and determined that there was no impairment, as the estimated fair value substantially exceeded the carrying value.  There were no impairments of amortizable intangible assets, as of September 30, 2012.

NOTE 7:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into the SSLA with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends March 31, 2013 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  As of September 30, 2012, we could request up to $102.7 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of September 30, 2012, the lenders have indicated a willingness to participate in fundings up to an aggregate of $342.3 million during the next 12 months, including $186.2 million which is currently outstanding.  In addition, the Company has borrowings of $16.5 million from withdrawing banks who had previously participated in the SLA or SSLA.

In the third quarter of fiscal 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or hinder any action by us, or the voting banks.  As of September 30, 2012, we had 25 non-voting banks with an outstanding principal balance of $28.8 million.

The aggregate notional balance outstanding under amortizing notes was $186.2 million and $214.5 million at September 30, 2012 and 2011, respectively.  There were 354 and 370 amortizing term notes outstanding at September 30, 2012 and 2011, respectively, with a weighted-average interest rate of 6.25% and 6.19%, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 6.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average, aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the year ended September 30, 2012, we paid our lenders $0.5 million in uncommitted availability fees.

Advances outstanding under the revolving credit line were $19.5 million and zero at September 30, 2012 and 2011, respectively.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.00%, whichever is greater.  Interest on borrowings was 5.00% at September 30, 2012 and 2011, respectively.

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

We may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $750,000 plus reimbursable expenses.  Such amount may be increased by the CPI published by the United States Bureau of Labor for the calendar year then most recently ended.  Except as required by law, we may not stop purchasing small loans to military families from CBD, unless the lenders consent to such action.

The breach of any of these covenants could result in a default under the SSLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable.  As of September 30, 2012, we were in compliance with all loan covenants.

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

Subordinated Debt — Parent

In fiscal year 2011, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of September 30, 2012 and 2011, the outstanding balance under this facility was zero.

Investment Notes

We have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $67.4 million, which includes a $0.3 million purchase adjustment as of September 30, 2012 and $59.7 million, which includes a $0.4 million purchase adjustment as of September 30, 2011.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature 1 to 10 years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $53,539 and $49,951, with a weighted average interest rate of 9.06% and 9.12% at September 30, 2012 and 2011, respectively.

On January 6, 2012, the SEC declared effective our post effective amendment to our amended registration statement originally filed with the SEC in January 2010 (File No. 333-164109) (“2012 Registration Statement”).  Pursuant to this 2012 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2013, unless terminated earlier at our discretion.  As of September 30, 2012, we have issued 374 investment notes in conjunction with this offering with an aggregate value of $24.0 million.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) at September 30, 2012, follows:

	Amortizing Notes	Amortizing Notes	Amortizing Notes
	SSLA Lenders	Withdrawing Banks	Non-Voting Banks	Investment Notes	Total
2013	$58,423,999	$9,274,136	$11,996,139	$9,882,306	$89,576,580
2014	41,187,492	4,280,324	12,284,314	10,362,388	68,114,518
2015	29,265,060	2,618,090	4,224,060	14,120,299	50,227,509
2016	12,069,167	327,805	280,091	14,096,378	26,773,441
2017	—	—	—	4,899,222	4,899,222
2018 and beyond	—	—	—	13,776,698	13,776,698
Total	$140,945,718	$16,500,355	$28,784,604	$67,137,291	$253,367,968

NOTE 8: INCOME TAXES

The provision for income taxes for the years ended September 30, 2012, 2011, and 2010, consisted of the following:

	For the Year Ended September 30, 2012
	Federal	State	Valuation Allowance	Total
Current	$10,548,636	$295,134	$—	$10,843,770
Deferred	(4,373,222)	(436,398)	10,162	(4,799,458)
Total	$6,175,414	$(141,264)	$10,162	$6,044,312

	For the Year Ended September 30, 2011
	Federal	State	Valuation Allowance	Total
Current	$10,555,061	$3,595,229	$—	$14,150,290
Deferred	(2,134,522)	(491,379)	—	(2,625,901)
Total	$8,420,539	$3,103,850	$—	$11,524,389

	For the Year Ended September 30, 2010
	Federal	State	Valuation Allowance	Total
Current	$9,770,014	$947,900	$—	$10,717,914
Deferred	(1,272,534)	(223,961)	—	(1,496,495)
Total	$8,497,480	$723,939	—	$9,221,419

The actual tax expense for the years ended 2012, 2011, and 2010 differs from the computed ‘expected’ tax expense (benefit) for those years (computed by applying the applicable United States federal corporate tax rates of 35% to income before income taxes) as follows:

	As of and for the Years Ended September 30,
	2012	2011	2010
Computed ‘expected’ tax expense	$6,325,065	$10,019,871	$9,024,277
State tax (net of federal tax effect)	(240,378)	2,226,005	343,310
Other tax benefit	(40,375)	(721,487)	(146,168)
Total	$6,044,312	$11,524,389	$9,221,419

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2012 and 2011 are presented below:

	As of and for the Years Ended September 30,
	2012	2011
Deferred tax assets:
Allowance for credit losses	$11,234,048	$9,892,366
Unearned insurance reserves	3,480,446	644,262
Uncertain tax positions	302,110	569,851
Fair value adjustment of acquisitions	109,709	143,983
State net operating losses and credits	26,680	—
Loan origination & policy acquisition costs	26,220	—
Other	176,769	137,752
Total deferred tax assets	15,355,982	11,388,214
Valuation allowance	(10,162)	—
Deferred tax assets, net of valuation allowance	15,345,820	11,388,214

Deferred tax liabilities:
Amortization - intangible assets	1,858,674	2,676,209
Depreciation	13,675	27,780
Loan origination & policy acquisition costs	—	20,294
Other	96,173	116,306
Total deferred tax liabilities	1,968,522	2,840,589
Net deferred tax assets	$13,377,298	$8,547,625

As of September 30, 2012, the Company had state net operating loss carryforwards of approximately $414,000, which will expire in 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not, with the exception of certain state net operating losses, which are expected to expire unutilized, the Company will realize the benefits of those deductible differences based on the following: historical taxable income, projections for future taxable income over the periods which the deferred tax assets are deductible, the tax sharing agreements and the group of member companies which file unitary state tax returns.

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

As of September 30, 2012, 2011 and 2010, the reserve for uncertain tax positions was approximately $0.9 million, $1.7 million, and $0.8 million, respectively.  The reserve for uncertain tax positions is included in accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2012, 2011, and 2010. We had $75,000 of unrecognized tax benefit that if realized would affect the effective tax rate. Interest and penalties recognized are recorded as a component of income tax expense in the amount of $137,000, $43,000 and $(145,000) for the year ended September 30, 2012, 2011, and 2010 respectively.

A reconciliation of unrecognized tax benefits for fiscal year 2012, 2011 and 2010 is as follows:

	As of and for the Years Ended September 30,
	2012	2011	2010
Balance, beginning of period	$1,368,200	$520,200	$645,000
Increase of tax positions taken in prior periods	86,100	1,060,000	44,900
Increase of tax positions taken in current period	9,800	13,000	—
(Decrease) due to lapse of applicable statute of limitations	(762,100)	(225,000)	(169,700)
Balance, end of period	$702,000	$1,368,200	$520,200

In addition, we have accrued cumulative interest and penalties of approximately $193,000, $330,000, and $287,000 as of September 30, 2012, 2011 and 2010, respectively.

MCFC files a consolidated federal income tax return with its subsidiaries and state jurisdictions.  MCFC’s federal income tax returns are open and subject to examination by the Internal Revenue Service for the tax year ended September 30, 2009 and later.  MCFC and subsidiaries state returns are generally open and subject to examinations for the tax year ended September 30, 2008 and later for major state jurisdictions.  The Company does not believe any adjustments that may result from these examinations will be material to the Company.

The Company does not believe a significant increase or decrease in the uncertain tax positions will occur in the next twelve months.

NOTE 9:  RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Thomas H. Holcom, Jr., and certain immediate family members own investment notes issued by us.  Amounts held by these related parties totaled $843,292 and $785,461 at September 30, 2012 and 2011, respectively.  These investment notes will mature in 2013, 2014 and 2021, and bear a weighted average interest rate of 6.67%.  Carol Jackson, a member of the MCFC Board of Directors, owns investment notes issued by us. Amounts held by her totaled $541,250 and $500,000 at September 30, 2012 and 2011, respectively. These investment notes will mature in 2014 and bear a weighted average interest rate of 8.25% (See Note 7 to the consolidated financial statements).

We entered into a LSMS Agreement with CBD in June 2009.  Under the LSMS agreement, we buy certain military loans that CBD originates and receives management and record keeping services.  The following table represents the related party transactions associated with this agreement and other related transactions for the periods presented.

	As of and for the Years Ended September 30,
	2012	2011	2010
Loan purchasing:
Loans purchased from CBD	$239,616,353	$251,013,073	$240,871,321

Management and record keeping services:
Monthly servicing to CBD (0.7% of outstanding principal)	$33,820,834	$33,609,257	$31,323,735
Monthly servicing to CBD ($2.82 for each loan owned at prior fiscal year end)	5,084,245	5,173,367	5,012,020
Monthly cost sharing to MCFC ($62,500 per month, $61,250 per month in 2010)	750,000	750,000	735,000
Total management and record keeping services	$39,655,079	$39,532,624	$37,070,755

Other transactions:
Fees paid to CBD in connection with loans purchased ($30.00 each loan purchased)	$3,276,540	$3,630,526	$3,620,390
Tax payments	9,844,816	13,727,467	12,019,609
Dividends paid to MCFC	6,773,313	8,845,387	10,560,722
Total other transactions	$19,894,669	$26,203,380	$26,200,721

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

The following methods and assumptions were used to estimate the fair value of its financial instruments:

Cash and Cash Equivalents - The carrying value approximates fair value due to their liquid nature and classified as Level 1.

Investments- Restricted - Fair value for U.S. government bond investments are based on quoted prices for similar assets in active markets and classified as Level 2.

Investments- Non-Restricted - Fair value for U.S. government bond investments are based on quoted prices for similar assets in active markets and classified as Level 2.  The carrying value of certificates of deposit approximates fair value due to their liquid nature and classified as Level 1.

Finance Receivables - The fair values of finance receivables are estimated by discounting future cash flows using current rates at which similar finance receivables would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of finance receivables is evaluated at current market rate to determine fair value. If the Company’s finance receivables were measured at fair value in the financial statements these finance receivables would be classified as Level 2 in the fair value hierarchy.

Amortizing Term Notes - The fair value of the amortizing term notes with fixed interest rates are estimated using the discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  If the Company’s amortizing term notes were measured at fair value in the financial statements, these amortizing term notes would be categorized as Level 2 in the fair value hierarchy.

Investment Notes - The fair value of investment notes is estimated by discounting future cash flows using current rates at which similar investment notes would be offered to lenders for the same remaining maturities.  If the Company’s investment notes were measured at fair value in the financial statements, these investment notes would be categorized as Level 2 in the fair value hierarchy

The carrying amounts and estimated fair values of our financial instruments at September 30, 2012 and 2011 are as follows:

	As of September 30, 2012		As of September 30, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$2,136,520	$2,136,520	$1,256,841	$1,256,841
Cash and cash equivalents - restricted	727,857	727,857	696,578	696,578
Investments - restricted	1,024,134	1,024,134	3,087,572	3,087,572
Investments - non-restricted	3,360,773	3,360,773	2,832,972	2,832,972
Net finance receivables	331,910,518	331,950,198	330,704,771	331,555,761

Financial liabilities:
Amortizing term notes	$186,230,677	$186,232,408	$214,490,826	$214,642,324
Investment notes	67,428,441	67,604,603	59,724,991	59,876,461

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

During 2012, U.S. government bond investments of $3.8 million are valued by commercial pricing services, where prices are derived using market observable inputs, have been transferred from Level 1 to Level 2.  The Company’s policy is to recognize transfers in and transfers out as of the ending of the reporting period. As of September 30, 2011, our U.S. government bond investments were $5.0 million, which are classified as Level 1. During fiscal 2011, there were no significant transfers in or out of Levels 1, 2 or 3.

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

There were no changes in our internal controls over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of fiscal year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an effective internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Securities and Exchange Act (“Exchange Act”) and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees and employees of the Consumer Banking Division of MidCountry Bank (“CBD”).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of September 30, 2012, our internal control over financial reporting was effective.

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
Chief Executive Officer

/s/ Laura V. Stack
Laura V. Stack
Chief Financial Officer, Treasurer and Asst. Secretary

ITEM 9B.                                       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding our directors and executive officers as of September 30, 2012:

Name	Age	Position

Thomas H. Holcom, Jr.	66	Chief Executive Officer and Chairman
Laura V. Stack	49	Chief Financial Officer, Treasurer, Asst. Secretary and Director
Joseph B. Freeman	42	President, Chief Operating Officer and Director
Robert F. Hatcher	70	Director

For each member of our executive team and our Board, we set forth below information regarding such member’s business experience and the specific experience, qualifications, attributes and/or skills which, in the opinion of our Board, qualifies this person to serve as a director and are likely to enhance our Board’s ability to manage and direct our business and affairs.  The information in this section should not be understood to mean that any of the directors is an “expert” within the meaning of the federal securities laws.

Since June 2007, Thomas H. Holcom, Jr. has served as our Chief Executive Officer, and as of December 2011, he became the chairman of our Board.  Mr. Holcom joined us in 1985 when he became our Chief Financial Officer.  He was named Chief Operating Officer in September 2000 and promoted to Chief Executive Officer in May 2007.  Prior to joining us, Mr. Holcom spent 19 years with a regional bank with assets over $1 billion and rose to the level of Executive Vice President.  His career has encompassed strategic planning, corporate finance, consulting, investments, risk management and marketing.  He serves in leadership positions on the boards of numerous professional and civic organizations.  As such, Mr. Holcom has a deep knowledge and understanding of the industry and market in which we operate, our goals and objectives and related strategies to achieve such goals and objectives, and the financial concerns and challenges we face and he has significant experience in the management and operations of finance companies.

Since June 2007, Laura V. Stack has served as our Chief Financial Officer, Treasurer and Asst. Secretary.  She has been a member of the Board since January 12, 2010 and a member of our audit committee and the audit committee financial expert since December 2010.  Prior to December 2010, Ms. Stack was our Director of Corporate Finance and previously held the position of Controller. Ms. Stack joined us in 1999, after serving as Vice President for a financial services firm with responsibilities for accounting, cash management, financial/regulatory reporting, consolidating-corporation budget and auditing.  Ms. Stack serves on the board of directors for the charitable organization, Friends of Alvin Ailey.  Ms. Stack has accounting experience and knowledge about public companies, the concerns and challenges faced in our industry, our regulatory environment and significant experience in financial reporting of finance companies to the SEC and our lenders.

Joseph B. Freeman is our President and Chief Operating Officer.  He was named to that position in 2010, succeeding Mr. Holcom.  He also became the Chief Operating Officer, succeeding Mr. Holcom, in July 2007 when Mr. Holcom became Chief Executive Officer in connection with the Transaction.  Prior to that Mr. Freeman held the dual role of Chief Strategy Officer and Chief Lending Officer.  Since 2010, Mr. Freeman has served on the Board and our audit committee.  He joined us in 2002 after serving as President of a successful Internet Marketing Company that helped clients align their marketing efforts with operations, ROI initiatives and strategic objectives. Mr. Freeman has considerable business experience in accounting, operations, consulting, and marketing. His community and philanthropic activities span a wide breadth of Kansas City organizations and universities.  As such, Mr. Freeman has management and operational oversight experience of finance companies.  As a former manager for Deloitte & Touche LLP, our registered accounting firm, he has accounting experience for public companies and understands the regulatory environment in which we operate.

Robert F. Hatcher has served as a member of our Board since January 2010.  Mr. Hatcher has served as President and Chief Executive Officer of MCFC since its inception in 2002.  Mr. Hatcher was the President of First Liberty Bank from 1988 until 1990 and President and Chief Executive Officer of that bank and its parent, First Liberty Financial Corp., from 1990 until its merger with BB&T in 1999. Prior to joining First Liberty, Mr. Hatcher served in various positions with Trust Company Bank (now SunTrust) for 27 years.  He has been a director of MCFC since 2002.  Mr. Hatcher has management and financial experience as a chief executive officer of a financial services company. He also has oversight and corporate governance experience as a current member and former chairman of the Board of Regents of the University System of Georgia and a current and former director of various corporate and nonprofit entities.

Director Compensation, Composition and Committees

We have no outside directors and do not pay separate compensation for serving as a director.

We are a wholly-owned subsidiary of MCFC. In view of this, the small size of our Board and that we do not have publicly traded equity securities that would be subject to exchange listing requirements, we do not have a separate standing nominating committee or compensation committee. The functions which are normally performed by those committees are performed by our Board as a whole. Our Board has formed an audit committee, consisting of two members of our Board, Laura V. Stack and Joseph B. Freeman.  Ms. Stack has been appointed the chair of the audit committee and is an audit committee expert.  The designation of a person as an “audit committee financial expert”, within the meaning of the rules under Section 407 of the Sarbanes-Oxley Act of 2002, shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the audit committee, nor shall it decrease the duties and obligations of other audit committee members or the Board. The audit committee does not have a separate charter.  In recognition of the expertise and experience of the audit committee of MCFC, our audit committee relies and expects to continue to rely heavily on MCFC’s audit committee in fulfilling the functions of an audit committee.  Our executive officers and directors are subject to our Code of Ethics, a copy of which may be obtained at no charge from us upon written request.

ITEM 11.              EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to each of our Principal Executive Officer (referred to in this CD&A as our “Chief Executive Officer”), Principal Financial Officer (referred to in this CD&A as our “Chief Financial Officer”) and other executive officers for all services rendered by these officers in all capacities to us.  During the last completed fiscal year, our named executive officers and other executive officers have been employed by CBD.  The Chief Executive Officer provides less than 50% of his services to us.  The Chief Financial Officer provides over 50% of her services to us.  The other executive officers provide less than 50% of their services to us.  Other than our Chief Executive Officer, Chief Financial Officer, and President and Chief Operating Officer, none of our executive officers earned or were paid or awarded compensation equal to or greater than $100,000 for services provided to us in any capacity.  As disclosed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations,” we pay CBD various fees for services provided to us.  All compensation for the named and other executive officers, except the Chief Financial Officer, is paid by CBD and reviewed by the Compensation Committee of the Board of Directors of MCFC.  For fiscal 2012, the compensation of the Chief Financial Officer was reviewed by the Chief Executive Officer of the Company.  For fiscal 2013, the Company expects that the Compensation Committee of MCFC will review the compensation of the named and other executive officers, including the Chief Financial Officer.

The purpose of this analysis is to summarize the philosophical principles, specific program elements and other factors considered in making decisions about executive compensation. Our compensation discussion and analysis primarily focuses on the compensation information for the last completed fiscal year, as contained in the tables, related footnotes and other narrative descriptions which follow this discussion, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

MCFC Compensation Committee’s Responsibilities

The Board of Directors of MCFC (the “MCFC Board”) established the MCFC Board Compensation Committee (the “Committee”) that is responsible for oversight of MCFC’s executive compensation program, including stock grants, to ensure that CBD and MCFC provide the appropriate motivation to retain key executives and employees and achieve superior corporate performance and stockholder value. The Committee is responsible for all matters dealing with executive officers’ and director’s compensation including: annual incentive plans, employment contracts for executive officers and restricted stock unit awards for eligible employees.

The Committee is composed of three MCFC Board directors and meets approximately four times per year.  Reports of the Committee’s actions and recommendations are presented to the full MCFC Board after each meeting.  In May 2012, the Committee engaged Blanchard Consulting Group (“Blanchard”), an independent executive compensation consultant, to advise it on compensation practices for executive officers based on information provided to Blanchard by MCFC’s management and Blanchard’s independent research.  Blanchard completed a formal executive compensation review (“Blanchard Report”) and presented this to the Committee in September 2012.  A formal review of executive compensation is completed every two years by an independent executive compensation consultant.

Compensation Philosophy

MCFC is a privately held company and its primary concerns are improving shareholder value for its shareholders and meeting our obligations to our investment note holders.  Accordingly, the guiding compensation philosophy of the Committee is to establish a compensation program that will enable the attraction, development, and retention of key executives and employees who are motivated to achieve excellent corporate performance, strong results of operations and cash flows and sustained long-term shareholder value.  Furthermore, the pay practices we have in place do not encourage employees to take inappropriate or excessive risks that would be potentially detrimental to our financial or operating results, our cash flow, our profits and the interests of our investment note holders.

Program Elements

Our executive compensation program is composed of base salary, annual incentive compensation and long-term incentive compensation.  The following table outlines the total compensation earned by, and awarded to, our named executive officers for services provided to us in any capacity.

Summary Compensation Table

Name and Principal Position	Year	Salary	Annual Incentive (1)	Restricted Stock Awards	All Other Compensation	Total Annual Compensation

Thomas H. Holcom Jr.
Chief Executive Officer	2012	$70,654	$9,564	$10,312	$6,200	$96,729
President and Chief Executive Officer	2011	$65,923	$48,834	$11,682	$6,457	$132,895
President and Chief Executive Officer	2010	$76,731	$64,479	$14,768	$7,228	$163,205

Laura V. Stack
Chief Financial Officer	2012	$88,972	$—	$3,085	$7,962	$100,018
Chief Financial Officer	2011	$85,217	$49,009	$—	$8,020	$142,246
Chief Financial Officer	2010	$82,023	$49,214	$—	$7,972	$139,209

Joseph B. Freeman
President and Chief Operating Officer	2012	$64,385	$4,643	$4,492	$5,521	$79,040
Chief Operating Officer	2011	$58,950	$38,401	$3,704	$5,524	$106,579
Chief Operating Officer	2010	$46,177	$34,628	$3,608	$3,917	$88,330

(1) Annual incentives earned are paid primarily in the subsequent fiscal year.

Base Salary

Base salaries are determined after considering an individual’s responsibilities, experience and overall job performance.  The Committee reviewed the competitiveness of base compensation as compared to market published survey data and a third party peer group in the Blanchard Report.  Base salaries are targeted at the midpoint to seventy-fifth percentile of the market based on job experience and as compared to similar positions in markets where we compete for talent.

The third party peer group of companies consists of:

			Total Assets	Market Cap	ROAA	ROAE	Net Interest Margin
			2011Y	2011Y	2011Y	2011Y	2011Y
	Company Name	Ticker	($000)	($M)	(%)	(%)	(%)
1	Home BancShares, Inc.	HOMB	3,604,117	733	1.50	11.53	4.69
2	Community Trust Bancorp, Inc.	CTBI	3,591,179	454	1.11	10.91	4.13
3	Republic Bancorp, Inc.	RBCAA	3,419,991	480	2.76	21.42	5.09
4	Southside Bancshares, Inc.	SBSI	3,303,817	357	1.29	16.69	3.60
5	First Financial Corporation	THFF	2,954,061	439	1.49	10.88	4.50
6	Lakeland Financial Corporation	LKFN	2,889,688	418	1.10	11.78	3.54
7	State Bank Financial Corporation	STBZ	2,776,334	479	1.56	11.38	7.00
8	CoBiz Financial Inc.	COBZ	2,423,504	214	1.39	16.23	4.23
9	S.Y. Bancorp, Inc.	SYBT	2,053,097	284	1.20	13.14	3.99
10	Hills Bancorporation	HBIA	2,018,297	300	1.36	14.96	3.78
11	German American Bancorp, Inc.	GABC	1,873,767	229	1.11	12.67	3.84
12	Bryn Mawr Bank Corporation	BMTC	1,774,907	257	1.14	11.08	3.96
13	Bank of Kentucky Financial Corporation	BKYF	1,744,724	149	1.00	10.10	3.73
14	Mercantile Bank Corporation	MBWM	1,433,229	84	2.45	28.30	3.60
15	West Bancorporation, Inc.	WTBA	1,269,524	167	1.18	11.27	3.58
16	First Citizens Bancshares, Inc.	FIZN	1,053,549	112	1.19	12.34	4.24
17	Ames National Corporation	ATLO	1,035,564	182	1.38	10.82	3.60
18	EZCORP, Inc.	EZPW	756,450	1,433	18.04	20.63	NM
19	World Acceptance Corporation	WRLD	666,397	1,024	13.82	22.95	63.79
20	CompuCredit Holdings Corporation	CCRT	647,907	81	17.21	169.77	15.47
21	First Cash Financial Services, Inc.	FCFS	357,096	1,056	21.58	24.86	NM
22	Regional Management Corporation	RM	304,150	NA	8.09	51.10	29.42
23	America’s Car-Mart, Inc.	CRMT	276,409	257	10.53	15.63	11.98
24	Nicholas Financial, Inc.	NICK	243,643	144	7.30	15.87	22.57

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

Annual Incentive

CBD and MCFC provide our named executive officers with an annual opportunity to earn cash incentive awards through the Annual Incentive Plan (the “AIP”). Annual incentive compensation is paid in cash.  Incentive opportunity levels for named executive officers are generally positioned at or above market competitive levels.  Cash incentives are targeted to be between the midpoint and seventy-fifth percentile when targeted performance is met and above the seventy-fifth percentile when maximum performance is met.  Additionally, the Company believes in deferring a portion of the AIP to ensure accurate performance measurement and to add a retention component to short-term awards.

Incentive and Retention Plan Awards

	Threshold ($)	Target ($)	Maximum ($)
Thomas H. Holcom Jr.	$28,262	$45,925	$67,121

Laura V. Stack	$26,692	$40,037	$53,383

Joseph B. Freeman	$28,973	$38,631	$48,288

For fiscal 2012, Mr. Holcom’s annual incentive was based 45% on our operating earnings, 30% on the operating earnings of MCFC and 25% based on delinquency plus net charge-offs. To receive an incentive payment, the minimum performance objective must be achieved.  10% of Mr. Holcom’s annual earned cash incentive is deferred for a period of two years, with 50% of the deferred incentive paid after one year and the remaining 50% paid after two years.

For fiscal 2012, Mr. Freeman’s annual incentive was based 45% on our operating earnings, 15% on the operating earnings of MCFC and 25% based on delinquency plus net charge-offs and 15% based on loan portfolio level. To receive an incentive payment, the minimum performance objective must be achieved.  10% of Mr. Freeman’s annual earned cash incentive is deferred for a period of two years, with 50% of the deferred incentive paid after one year and the remaining 50% paid after two years.

For fiscal 2012, Ms. Stack’s annual incentive was based 33% on our operating earnings combined with the operating earnings of CBD, 14% on the portfolio, 33%  on delinquency and net charge-off and 20% on customer count.  To receive an incentive payment, the minimum performance objective must be achieved.

Long Term Incentive

CBD and MCFC provide our executive officers with a Long Term Incentive Plan (“LTIP”) that annually grants restricted MCFC stock unit awards to officers based on the earned annual cash incentive, if one is earned.  The restricted MCFC stock unit awards vest 40% on the third anniversary of the grant date, 30% on the fourth anniversary of the grant date and 30% on the fifth anniversary of the grant date.

The Committee reviewed the competitiveness of LTIP compensation as compared to market published survey data and a third party peer group in the Blanchard Report.  The following table provides information concerning options exercised and restricted stock awards vested during the year ended September 30, 2012, for each of our named executive officers.

Option Exercises and Restricted Stock Vested

	Option Awards		Restricted Stock Units
Name	Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired	Value Realized on Vesting ($)
Thomas H. Holcom Jr.
December 1, 2011	—	$—	963	$10,312
December 1, 2010	—		1,733	11,682
May 31, 2010	—	—	1,167	6,535
December 1, 2009	—	—	2,167	8,233
Laura V. Stack
December 1, 2011	—	$—	288	$3,085
December 1, 2010	—	—	—	—
May 31, 2010	—	—	—	—
December 1, 2009	—	—	—	—
Joseph B. Freeman
December 1, 2011	—	$—	419	$4,492
December 1, 2010	—	—	550	3,704
May 31, 2010	—	—	333	1,868
December 1, 2009	—	—	458	1,741

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code provides guidance on the deductibility of compensation paid to our five highest paid officers. CBD has taken the necessary actions to ensure the deductibility of payments under our annual and long-term performance incentive compensation plans. CBD and MCFC also intend to take the actions necessary to maintain the future deductibility of payments and awards under these programs.

Conclusion

We are satisfied that the base salary, annual incentive plan and long-term incentive plan provided to our named executive officers by CBD and MCFC are structured to foster a performance-oriented culture.  They create strong alignment with the long-term best interests of our shareholder and noteholders.  Compensation levels are reasonable in light of services provided, executive performance, our performance and industry practices.  Furthermore, the pay practices we have in place do not encourage employees to take inappropriate or excessive risks that would be potentially detrimental to our financial or operating results, our cash flow, our profits and the interests of our investment note holders.

Potential payments upon termination

Assuming the employment of the following named executive officers were to be terminated by the Company without cause or by such executives with good reason as of September 30, 2012, each named executive officer would be entitled to payments as stipulated in the terms of his signed Employment Agreement, as follows.

Severance Benefits

	Average Base Salary (1)	Average Annual Incentive	Total
Thomas H. Holcom Jr.	$71,103	$40,959	$112,061
Joseph B. Freeman	56,504	25,890	82,394

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

REPORT OF THE COMPENSATION COMMITTEE

Our Board serves as our Compensation Committee and has, with the assistance of the MCFC Compensation Committee, reviewed and discussed the Compensation Discussion and Analysis presented above with management.  Based on that review and discussion, our Board has recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By our Board: Thomas H. Holcom, Laura V. Stack, Joseph B. Freeman and Robert F. Hatcher.

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

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2012, MCFC, a Georgia corporation, owns one share of our common stock, which constitutes our only outstanding and issued share of common stock. We have no other class of capital stock authorized.  The address of MCFC is 201 Second Street, Suite 950 (31201), P.O. Box 4164, Macon, Georgia 31208.  MCFC has sole voting and investment power with respect to the share of our common stock set forth above.  Neither our director nor any of our executive officers own any shares of our common stock.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Chief Executive Officer, Thomas H. Holcom, Jr., and certain immediate family members own investment notes issued by us.  Amounts held by these related parties totaled $843,292 and $785,461 at September 30, 2012 and 2011 respectively.  These investment notes will mature in 2013, 2014 and 2021, and bear a weighted average interest rate of 6.67%.  Carol Jackson, a member of the MCFC Board of Directors, owns investment notes issued by us. Amounts held by her totaled $541,250 and $500,000 at September 30, 2012 and 2011 respectively. These investment notes will mature in 2014 and bear a weighted average interest rate of 8.25% (see Note 7 to the consolidated financial statements).

We entered into a LSMS Agreement with CBD in June 2009.  Under the LSMS agreement, we buy certain military loans that CBD originates and receives management and record keeping services.  The following table represents the related party transactions associated with this agreement and other related transactions for the periods presented.

	As of and for the Years Ended September 30,
	2012	2011	2010
Loan purchasing:
Loans purchased from CBD	$239,616,353	$251,013,073	$240,871,321

Management and record keeping services:
Monthly servicing to CBD (0.7% of outstanding principal)	$33,820,834	$33,609,257	$31,323,735
Monthly servicing to CBD ($2.82 for each loan owned at prior fiscal year end)	5,084,245	5,173,367	5,012,020
Monthly cost sharing to MCFC ($62,500 per month, $61,250 per month in 2010)	750,000	750,000	735,000
Total management and record keeping services	$39,655,079	$39,532,624	$37,070,755

Other transactions:
Fees paid to CBD in connection with loans purchased ($30.00 each loan purchased)	$3,276,540	$3,630,526	$3,620,390
Tax payments	9,844,816	13,727,467	12,019,609
Dividends paid to MCFC	6,773,313	8,845,387	10,560,722
Total other transactions	$19,894,669	$26,203,380	$26,200,721

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

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Report of the Audit Committee

In fulfilling its oversight responsibilities, our audit committee, with the assistance of the audit committee of the MCFC Board, reviewed and discussed the audited consolidated financial statements for fiscal year 2012 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, our audit committee, with the assistance of the audit committee of the MCFC Board, discussed with our independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) AU380.

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

Based on these reviews and discussions, our audit committee, with the assistance of the audit committee of the MCFC Board, has recommended that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended September 30, 2012 for filing with the U.S. Securities and Exchange Commission.

By the audit committee:

/s/ Laura V. Stack
Laura V. Stack

/s/ Joseph B. Freeman
Joseph B. Freeman

Audit Fees

Deloitte & Touche LLP, or DT, has been engaged to perform the audit of the financials for the fiscal year ended September 30, 2012 and 2011.  The aggregate fees DT billed for professional services rendered in fiscal years 2012 and 2011 were approximately $317,000 and $341,218, respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2012 and 2011 by DT, which are not reported under “Audit Fees” above, were approximately $46,000 and $29,000, respectively.  These fees were primarily for out-of-pocket expenses.

Tax Fees

The aggregate fees billed for tax services rendered in fiscal year 2012 and 2011 by DT were $181,176 and $163,308, respectively.  These fees were primarily for preparation of federal and state tax returns.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations, warranties and covenants by the parties and other factual information about us, CBD or MCFC or their respective businesses or operations. These representations, warranties covenants and other factual statements (i) have been made solely for the benefit of the other party or parties to such agreements; (ii) were made only as of the date of such agreements or such other date(s) as expressly set forth in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may have been subject to qualifications with respect to materiality, knowledge and other matters, which qualifications modify, qualify and create exceptions to the representations, warranties and covenants in the agreements, (iv) may be qualified by disclosures made to such other party or parties in connection with signing such agreements, which disclosures contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants in the agreements, (v) have been made to reflect the allocation of risk among the parties to such agreements rather than establishing matters as facts, and (vi) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations, warranties, covenants and statements of act should not be relied upon by investors as they may not describe our actual state of affairs as of September 30, 2012 or as of the date of filing this Annual Report on Form 10-K.

The following documents are filed as exhibits to this annual report:

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated December 28, 2009).
3.2	Certificate of Amendment of the Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated December 28, 2009).
3.3	Second Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Form 10-K filed with the SEC on November 30, 2010).
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

10.3

Amendment No. 1 to Senior Lending Agreement dated as of July 27, 2009 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Citizens Bank (incorporated by reference to Exhibit 4.5 to Form 10-Q filed with the SEC on August 13, 2010).

10.4

Amendment No. 2 to Secured Senior Lending Agreement dated as of March 29, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent. (incorporated by reference to Exhibit 4.6 to Form 10-Q filed with the SEC on August 13, 2010).

10.5

Amendment No. 3 to Senior Lending Agreement dated as of March 31, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent, Citizens Bank and Trust Company and Enterprise Bank & Trust (incorporated by reference to Exhibit 4.7 to Form 10-Q filed with the SEC on August 13, 2010).

10.6

Amendment No. 4 to Secured Senior Lending Agreement dated as of May 24, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.8 to Form 10-Q filed with the SEC on August 13, 2010).

10.7

Amendment No. 5 to Secured Senior Lending Agreement dated as of June 25, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Stifel Bank and Trust (incorporated by reference to Exhibit 4.9 to Form 10-Q filed with the SEC on August 13, 2010).

10.8

Amendment No. 6 to Secured Senior Lending Agreement dated as of June 28, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Parkside Financial Bank and Trust (incorporated by reference to Exhibit 4.10 to Form 10-Q filed with the SEC on August 13, 2010).

10.9

Amendment No. 7 to Secured Senior Lending Agreement dated as of June 30, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and CrossFirst Bank (incorporated by reference to Exhibit 4.11 to Form 10-Q filed with the SEC on August 13, 2010).

10.10

Amendment No. 8 to the Secured Senior Lending Agreement dated as of July 1, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Page County State Bank (incorporated by reference to Exhibit 4.12 to Form S-1 filed with the SEC on January 18, 2011).

10.11

Amendment No. 9 to the Secured Senior Lending Agreement dated as of July 8, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and CrossFirst Bank Leawood (incorporated by reference to Exhibit 4.13 to Form S-1 filed with the SEC on January 18, 2011).

10.12

Amendment No. 10 to the Secured Senior Lending Agreement dated as of July 12, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and People’s Community State Bank (incorporated by reference to Exhibit 4.14 to Form S-1 filed with the SEC on January 18, 2011).

10.13

Amendment No. 11 to the Secured Senior Lending Agreement dated as of July 22, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First State Bank & Trust Co. of Larned (incorporated by reference to Exhibit 4.15to Form S-1 filed with the SEC on January 18, 2011).

10.14

Amendment No. 12 to the Secured Senior Lending Agreement dated as of September 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and United Bank of Kansas (incorporated by reference to Exhibit 4.16 to Form S-1 filed with the SEC on January 18, 2011).

10.15

Amendment No. 13 to the Secured Senior Lending Agreement dated as of September 13, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Macon Atlanta State Bank (incorporated by reference to Exhibit 4.17 to Form S-1 filed with the SEC on January 18, 2011).

10.16

Amendment No. 14 to the Secured Senior Lending Agreement dated as of September 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Peoples Community Bank (incorporated by reference to Exhibit 4.18 to Form S-1 filed with the SEC on January 18, 2011).

10.17

Amendment No. 15 to the Secured Senior Lending Agreement dated as of September 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Blue Ridge Bank and Trust Co. (incorporated by reference to Exhibit 4.19 to Form S-1 filed with the SEC on January 18, 2011).

10.18

Amendment No. 16 to the Secured Senior Lending Agreement dated as of October 6, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Community Bank (incorporated by reference to Exhibit 4.20 to Form S-1 filed with the SEC on January 18, 2011).

10.19

Amendment No. 17 to the Secured Senior Lending Agreement dated as of October 15, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Guaranty Bank (incorporated by reference to Exhibit 4.21 to Form S-1 filed with the SEC on January 18, 2011).

10.20

Amendment No. 18 to the Secured Senior Lending Agreement dated as of October 26, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and ONB Bank and Trust Company (incorporated by reference to Exhibit 4.22 to Form S-1 filed with the SEC on January 18, 2011).

10.21

Amendment No. 19 to the Secured Senior Lending Agreement dated as of November 19, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Alterra Bank (incorporated by reference to Exhibit 4.23 to Form S-1 filed with the SEC on January 18, 2011).

10.22

Amendment No. 20 to the Secured Senior Lending Agreement dated as of December 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First Federal Savings Bank of Creston, F.S.B. (incorporated by reference to Exhibit 4.24 to Form S-1 filed with the SEC on January 18, 2011).

10.23

Amendment No. 21 to the Secured Senior Lending Agreement dated as of December 10, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Sunflower Bank, National Association (incorporated by reference to Exhibit 4.25 to Form S-1 filed with the SEC on January 18, 2011).

10.24

Amendment No. 22 to the Secured Senior Lending Agreement dated as of December 13, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Enterprise Bank and Trust (incorporated by reference to Exhibit 4.26 to Form S-1 filed with the SEC on January 18, 2011).

10.25

Amendment No. 23 to the Secured Senior Lending Agreement dated as of December 16, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Bank of Blue Valley (incorporated by reference to Exhibit 4.27 to Form S-1 filed with the SEC on January 18, 2011).

10.26

Amendment No. 24 to the Secured Senior Lending Agreement dated as of December 29, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Hawthorn Bank (incorporated by reference to Exhibit 4.28 to Form S-1 filed with the SEC on January 18, 2011).

10.27

Amendment No. 25 to the Secured Senior Lending Agreement dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Lyon County State Bank (incorporated by reference to Exhibit 4.29 of the Form 10-Q filed with the SEC on May 13, 2011).

10.28

Amendment No. 26 to the Secured Senior Lending Agreement dated as of May 03, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A. (incorporated by reference to Exhibit 4.30 of the Form 10-Q filed with the SEC on August 12, 2011).

10.29

Amendment No. 27 to the Secured Senior Lending Agreement dated as of May 05, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and ONB Bank and Trust Company (incorporated by reference to Exhibit 4.31 of the Form 10-Q filed with the SEC on August 12, 2011).

10.30

Amendment No. 28 to the Secured Senior Lending Agreement dated as of January 14, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Carrollton Bank (incorporated by reference to Exhibit 4.32 of the Form 10-Q filed with the SEC on August 12, 2011).

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

10.35

Amendment No. 33 to the Secured Senior Lending Agreement dated as of December 12, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent. (incorporated by reference to Exhibit 10.35 of the Form 10-Q filed with the SEC on February 13, 2012).

10.36

Amendment No. 34 to the Secured Senior Lending Agreement dated as of December 29, 2011 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.36 of the Form 10-Q filed with the SEC on February 13, 2012).

10.37

Amendment No. 35 to the Secured Senior Lending Agreement dated as of March 31, 2012 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Bank Midwest, N.A, (filed herewith).

10.38*	Employment Agreement dated November 29, 2010 between the Company and Thomas H. Holcom (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 3, 2010).
10.39*

Employment Agreement dated February 1, 2007 between the Company and Laura V. Stack. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 29, 2008).

10.40*	Employment Agreement dated November 29, 2010 between the Company and Joseph B. Freeman (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 3, 2010).
10.41

Amended and Restated Non-Recourse Loan Sale and Master Services Agreement dated as of June 12, 2009 among MidCountry Bank through its Pioneer Military Lending Division, Pioneer Funding, listed other affiliated entities of the Company and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated June 18, 2009).

10.42

Unlimited Continuing Guaranty, dated as of June 12, 2009, from MidCountry Financial Corp. in favor of UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated June 18, 2009).

10.43	Oracle Services Agreement and Amendment No. 1, dated May 18, 2011, between the Company and Oracle Financial Services Software, Inc. (filed herewith).
21	Subsidiaries of the Company (filed herewith).
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

101**

The following financial information from Pioneer Financial Services, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012, filed with the SEC on December 20, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the years ended 2012, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2012 and September 30, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for years ended 2012, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements.

*Denotes an executive compensation plan or agreement.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

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

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer, Chairman	December 20, 2012
Thomas H. Holcom, Jr.	and Director (Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer, Treasurer, Asst.	December 20, 2012
Laura V. Stack	Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph B. Freeman	Chief Operating Officer,	December 20, 2012
Joseph B. Freeman	President and Director

/s/ Robert F. Hatcher	Director	December 20, 2012
Robert F. Hatcher