Form 10-Q
period 2012-12-31
PIONEER FINANCIAL SERVICES INC
filed 2013-02-13
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter periods that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2013
Common Stock, no par value	One Share

As of February 13, 2013, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

December 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Balance Sheets

As of December 31, 2012 and September 30, 2012

(unaudited)

	December 31,	September 30,
	2012	2012
ASSETS
Cash and cash equivalents - non-restricted	$3,165,145	$2,136,520
Cash and cash equivalents - restricted	736,208	727,857
Investments - restricted	1,018,933	1,024,134
Investments - non-restricted	2,600,762	3,360,773
Gross finance receivables	396,446,104	396,803,008
Less:
Unearned fees and premiums	(40,818,974)	(35,892,490)
Allowance for credit losses	(29,050,000)	(29,000,000)
Net finance receivables	326,577,130	331,910,518

Furniture and equipment, net	517,306	565,027
Net deferred tax asset	13,172,326	13,377,298
Prepaid and other assets	2,961,157	7,913,040
Deferred acquisition costs	4,381,131	5,485,083
Goodwill	31,474,280	31,474,280
Intangibles, net	5,078,000	5,504,600

Total assets	$391,682,378	$403,479,130

LIABILITIES AND STOCKHOLDER’S EQUITY

Revolving credit line - banks	$8,420,000	$19,450,000
Accounts payable	3,500,173	536,919
Accrued expenses and other liabilities	6,269,765	9,898,053
Amortizing term notes	187,786,557	186,230,677
Investment notes	64,407,046	67,428,441

Total liabilities	270,383,541	283,544,090

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	47,150	58,410
Retained earnings	34,857,487	33,482,430

Total stockholder’s equity	121,298,837	119,935,040

Total liabilities and stockholder’s equity	$391,682,378	$403,479,130

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Operations

For the three months ended December 31, 2012 and 2011

(unaudited)

	Three Months Ended
	December 31,
	2012	2011

Interest income and fees	$28,630,198	$29,405,437

Interest expense	4,761,189	4,985,004

Net interest income before provision for credit losses	23,869,009	24,420,433
Provision for credit losses	8,989,222	7,558,105
Net interest income	14,879,787	16,862,328

Non-interest income, net
Debt protection, insurance premiums earned and other income	732,042	1,495,855
Total non-interest income, net	732,042	1,495,855

Non-interest expense
Management and record keeping services fees	9,765,193	10,135,873
Professional and regulatory fees	502,760	303,197
Amortization of intangibles	426,600	558,900
Other operating expenses	670,568	708,254
Total non-interest expense	11,365,121	11,706,224

Income before income taxes	4,246,708	6,651,959
Provision for income taxes	1,674,076	2,601,563
Net income	$2,572,632	$4,050,396

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three months ended December 31, 2012 and 2011

(unaudited)

	Three Months Ended
	December 31,
	2012	2011

Net income	$2,572,632	$4,050,396
Other comprehensive loss, net of tax:
Unrealized losses on investment securities available for sale:
Unrealized losses arising during the period, net of income tax benefit of $6,063 and $7,806, respectively	(11,260)	(14,499)
Total other comprehensive loss	(11,260)	(14,499)
Total comprehensive income	$2,561,372	$4,035,897

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Stockholder’s Equity

For the three months ended December 31, 2012 and 2011

(unaudited)

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income
Balance, September 30, 2011	$114,737,162	$86,394,200	$28,228,440	$114,522
Total comprehensive income	4,035,897	—	4,050,396	(14,499)
Dividend paid to parent	(1,957,234)	—	(1,957,234)	—
Balance, December 31, 2011	$116,815,825	$86,394,200	$30,321,602	$100,023

Balance, September 30, 2012	$119,935,040	$86,394,200	$33,482,430	$58,410
Total comprehensive income	2,561,372	—	2,572,632	(11,260)
Dividend paid to parent	(1,197,575)	—	(1,197,575)	—
Balance, December 31, 2012	$121,298,837	$86,394,200	$34,857,487	$47,150

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended December 31, 2012 and 2011

(unaudited)

	Three Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,572,632	$4,050,396
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	8,989,222	7,558,105
Depreciation and amortization	460,481	561,865
Deferred income taxes	211,035	(700,678)
Interest accrued on investment notes	649,313	545,029
Changes in:
Accounts payable and accrued expenses	(665,034)	2,227,234
Deferred acquisition costs	1,103,952	62,746
Unearned premium reserves	(2,587,180)	24,046
Prepaids and other assets	4,951,883	(164,969)

Net cash provided by operating activities	15,686,304	14,163,774

Cash flows from investing activities:
Finance receivables purchased from affiliate	(65,548,876)	(64,742,321)
Finance receivables purchased from retail merchants	(7,544,388)	(7,664,525)
Finance receivables repaid	72,024,610	54,660,712
Capital expenditures	(5,234)	—
Change in restricted cash	(8,351)	(18,671)
Investments matured - non-restricted	745,000	305,813

Net cash used in investing activities	(337,239)	(17,458,992)

Cash flows from financing activities:
Net (repayments)/borrowings under lines of credit	(11,030,000)	230,000
Proceeds from borrowings	25,241,977	30,886,175
Repayment of borrowings	(27,334,842)	(25,864,197)
Dividends paid to parent	(1,197,575)	(1,957,234)

Net cash (used in)/provided by financing activities	(14,320,440)	3,294,744

Net increase/(decrease) in cash and equivalents	1,028,625	(474)

Cash and cash equivalents - non-restricted	2,136,520	1,256,841
Beginning of period

Cash and cash equivalents - non-restricted
End of period	$3,165,145	$1,256,367

Additional cash flow information:
Interest paid	$4,767,884	$4,765,325
Income taxes paid	$2,999,146	$690,752

See Notes to Condensed Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2012 and 2011 and the year ended September 30, 2012

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

The condensed consolidated balance sheet as of September 30, 2012 has been derived from the audited consolidated balance sheet.  All the information in these condensed consolidated financial statements should be considered in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from the Consumer Banking Division (“CBD”) of MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of MCFC. These receivables represent loans primarily to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We also purchase finance receivables from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.

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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the first quarter of fiscal 2013, we purchased $106.2 million of military loans from CBD compared to $111.8 million during the first quarter of fiscal 2012.  We acquired $8.4 million in retail installment contracts during the first quarter of fiscal 2013 compared to $8.2 million during the first quarter of fiscal 2012.  Approximately 30.6% of the amount of military loans we purchased in the first quarter of fiscal 2013 were refinancings of outstanding loans compared to 28.1% during the first quarter of fiscal 2012.

In the normal course of business, we receive some customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  On December 31, 2012 we collected $13.2 million in customer loan payments in advance of the payment due date of January 1, 2013. These payments and use of cash are reflected on the balance sheets as a reduction of net finance receivables of $10.0 million and the corresponding accrued interest receivable of $3.2 million. Unapplied finance receivables payments consist of principal amounts collected on December 31, 2012, but due on January 1, 2013.  There were no Federal Government Allotment System payments received in advance of the payment due dates on September 30, 2012.

The following table represents finance receivables for the periods presented:

	December 31,	September 30,
	2012	2012

Military loans	$367,967,303	$369,361,165
Retail installment contracts	28,478,801	27,441,843

Gross finance receivables	396,446,104	396,803,008

Net deferred loan fees and dealer discounts	(17,065,775)	(19,843,416)
Unearned debt protection fees and insurance premium reserves	(10,486,656)	(13,073,836)
Unapplied finance receivables payments	(10,028,911)	—
Debt protection claims and policy reserves	(3,237,632)	(2,975,238)
Total unearned fees and premiums	(40,818,974)	(35,892,490)

Finance receivables - net of unearned fees and premiums	355,627,130	360,910,518

Allowance for credit losses	(29,050,000)	(29,000,000)

Net finance receivables	$326,577,130	$331,910,518

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

We also use internally developed data in this process. We utilize a statistical model based on potential credit risk trends, growth rate and charge off data, when incorporating historical factors to estimate losses. These results and management’s judgment are used to project inherent losses and to establish the allowance for credit losses for each segment of our finance receivables.

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the period presented:

	For the Three Months Ended			For the Three Months Ended
	December 31, 2012			December 31, 2011
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total

Allowance for credit losses:
Balance, beginning of period	$27,457,355	$1,542,645	$29,000,000	$22,970,255	$2,426,000	$25,396,255
Finance receivables charged-off	(9,255,845)	(421,639)	(9,677,484)	(7,083,751)	(379,259)	(7,463,010)
Recoveries	647,042	91,220	738,262	715,361	89,544	804,905
Provision	8,813,632	175,590	8,989,222	7,199,669	358,436	7,558,105
Balance, end of period	$27,662,184	$1,387,816	$29,050,000	$23,801,534	$2,494,721	$26,296,255

Finance receivables	$367,967,303	$28,478,801	$396,446,104	$382,041,117	$34,597,370	$416,638,487
Allowance for credit losses	(27,662,184)	(1,387,816)	(29,050,000)	(23,801,534)	(2,494,721)	(26,296,255)
Balance net of allowance	$340,305,119	$27,090,985	$367,396,104	$358,239,583	$32,102,649	$390,342,232

The accrual of interest income is suspended when a full payment on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds an amount equal to 60 days of interest charges. Non-performing assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days, on a recency basis.  As of December 31, 2012, we had $10.1 million in military loans and $1.1 million in retail installment contracts that were non-performing assets compared to $10.3 million in military loans and $1.1 million in retail installment contracts as of September 30, 2012.

We did not have any finance receivables greater than 90 days past due accruing interest as of December 31, 2012 or 2011.  The accrual of interest is resumed and the account is considered current, when a full payment (95% or more of the monthly payment amount) is received.  We consider a loan impaired after 180 days past due and it is removed from our finance receivable portfolio.  We do not restructure troubled debt as a form of curing delinquencies.

The following table reflects the amount of accrued interest receivable for non-performing loans as of the periods presented:

	December 31,	September 30,
	2012 (1)	2012

Total accrued interest receivable	$5,575,111	$7,376,775

Non-performing assets:
Military loans	625,697	631,330
As percent of total accrued interest receivable	11.2%	8.6%

Retail installment contracts	21,669	13,060
As percent of total accrued interest receivable	0.4%	0.2%

Total accrued interest on non-performing assets	$647,366	$644,390

Total non-performing as a percent of total accrued interest	11.6%	8.7%

(1)  Total accrued interest is based on pro forma amounts and exclude any advance allotment payments.

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

The following reflects the credit quality of the Company’s finance receivables:

	December 31,	September 30,
	2012	2012

Total finance receivables:
Gross balance	$396,446,104	$396,803,008
Performing	385,190,988	385,494,584
Non-performing (90 days delinquent)	11,255,116	11,308,424
Non-performing loans as a percent of gross balance	2.84%	2.85%

Military loans:
Gross balance	$367,967,303	$369,361,165
Performing	357,824,549	359,107,844
Non-performing (90 days delinquent)	10,142,754	10,253,321
Non-performing loans as a percent of gross balance	2.76%	2.78%

Retail installment contracts:
Gross balance	$28,478,801	$27,441,843
Performing	27,366,439	26,386,740
Non-performing (90 days delinquent)	1,112,362	1,055,103
Non-performing loans as a percent of gross balance	3.91%	3.84%

Past due finance receivables as of December 31, 2012 and September 30, 2012 are as follows:

	Age Analysis of Past Due Finance Receivables
	As of December 31, 2012
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables

Finance receivables:
Military loans	$4,559,108	$10,142,754	$14,701,862	$353,265,441	$367,967,303
Retail installment contracts	453,462	1,112,362	1,565,824	26,912,977	28,478,801
Total	$5,012,570	$11,255,116	$16,267,686	$380,178,418	$396,446,104

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2012
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables

Finance receivables:
Military loans	$3,538,602	$10,253,321	$13,791,923	$355,569,242	$369,361,165
Retail installment contracts	380,317	1,055,103	1,435,420	26,006,423	27,441,843
Total	$3,918,919	$11,308,424	$15,227,343	$381,575,665	$396,803,008

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

NOTE 3:  GOODWILL AND INTANGIBLES

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets as of December 31, 2012 and September 30, 2012 are as follows:

	December 31, 2012			September 30, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(9,060,893)	$1,939,107	$11,000,000	$(8,881,052)	$2,118,948
Agent relationships	700,000	(539,162)	160,838	700,000	(525,464)	174,536
Vendor relationships	1,700,000	(1,308,628)	391,372	1,700,000	(1,275,244)	424,756
Trade name	7,000,000	(4,533,684)	2,466,316	7,000,000	(4,373,880)	2,626,120
Technology	4,000,000	(3,879,633)	120,367	4,000,000	(3,839,760)	160,240
Valuation of business acquired - unearned premium	1,600,000	(1,600,000)	—	1,600,000	(1,600,000)	—

Total amortizable intangibles	$26,000,000	$(20,922,000)	$5,078,000	$26,000,000	$(20,495,400)	$5,504,600

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Amortization expense was $0.4 million and $0.6 million in the first quarter of fiscal 2013 and fiscal 2012, respectively.  Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ended	Annual Amortization
September 30,	Expense

January - September 2013	$1,279,400
2014	1,243,000
2015	1,027,000
2016	847,000
2017	681,600

Total	$5,078,000

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill at September 30, 2012, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the fiscal quarter ended December 31, 2012, the Company determined there were no events or changes in circumstances that would trigger impairment testing of goodwill or amortizable intangible assets.

NOTE 4: RELATED PARTY TRANSACTIONS

We entered into an amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD in July 2011.  Under the LSMS Agreement, we buy military loans that CBD originates and receive management and recordkeeping services from CBD.  The following table represents the related party transactions associated with this agreement and other related party transactions for the periods presented.

	For the three months ended
	December 31, 2012	December 31, 2011

Loan purchasing:
Loans purchased from CBD	$65,548,876	$64,742,321

Management and record keeping services:
Monthly servicing to CBD (0.7% of outstanding principal)	$8,363,650	$8,677,312
Monthly servicing to CBD ($2.82 for each loan owned at prior fiscal year end)	1,214,043	1,271,061
Monthly cost sharing to MCFC ($62,500 per month)	187,500	187,500
Total management and record keeping services	$9,765,193	$10,135,873

Other transactions:
Fees paid to CBD in connection with loans purchased ($30.00 each loan purchased)	$955,470	$936,480
Tax payments	2,999,146	690,752
Dividends paid to MCFC	1,197,575	1,957,234
Total other transactions	$5,152,191	$3,584,466

NOTE 5:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND INVESTMENTS

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

	December 31, 2012		September 30, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$3,165,145	$3,165,145	$2,136,520	$2,136,520
Cash and cash equivalents - restricted	736,208	736,208	727,857	727,857
Investments - restricted	1,018,933	1,018,933	1,024,134	1,024,134
Investments - non-restricted	2,600,762	2,600,762	3,360,773	3,360,773
Net finance receivables	326,577,130	326,933,931	331,910,518	331,950,198

Financial liabilities:
Amortizing term notes	$187,786,557	$187,785,554	$186,230,677	$186,232,408
Investment notes	64,407,046	64,533,613	67,428,441	67,604,603

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

For the fiscal quarter ended December 31, 2012 and fiscal year ended September 30, 2012 there were no significant transfers in or out of Levels 1, 2 or 3.

The following table represents our recurring valuations of restricted investments as of December 31, 2012 and September 30, 2012:

	December 31, 2012				September 30, 2012
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:
U.S. government bonds	$983,477	$35,456	$—	$1,018,933	$983,144	$40,990	$—	$1,024,134
Total restricted investments	$983,477	$35,456	$—	$1,018,933	$983,144	$40,990	$—	$1,024,134

(1)        The unrealized gain on investments of $35,456 net of tax of $12,409 represents the accumulated other comprehensive income of $23,047.

During the first three months of fiscal 2013 and fiscal 2012, we did not recognize any material realized gains or losses or receive proceeds from sales on restricted investments.

The following table represents our recurring valuations of non-restricted investments as of December 31, 2012 and September 30, 2012:

	December 31, 2012				September 30, 2012
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Non-restricted investments:
Certificates of deposit	$349,000	$—	$—	$349,000	$594,000	$—	$—	$594,000
U.S. government bonds	2,214,680	37,082	—	2,251,762	2,717,902	48,871	—	2,766,773
Total non-restricted investments	$2,563,680	$37,082	$—	$2,600,762	$3,311,902	$48,871	$—	$3,360,773

(1)        The net unrealized gain on investments of $37,082 net of tax of $12,979 represents the accumulated other comprehensive income of $24,103.

During the first three months of fiscal 2013 and fiscal 2012, we did not recognize any material realized gains or losses or receive proceeds from sales on non-restricted investments.

NOTE 6:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2013 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  As of December 31, 2012, we could request up to $112.0 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of December 31, 2012 the lenders have indicated a willingness to participate in fundings up to an aggregate of $335.9 million during the next 12 months, including $196.2 million that is currently outstanding. Included in this amount are borrowings of $13.0 million from withdrawing banks that previously participated in the SLA or SSLA.

Our SSLA allows additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA as “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of December 31, 2012, the principal balance outstanding to non-voting banks under the SSLA was $25.9 million.

Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 6.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the quarter ended December 31, 2012, we incurred $0.1 million in uncommitted availability fees.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our net finance receivables unless otherwise required by generally accepted accounting principles, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our net finance receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required capital may be distributed as a dividend.  As of December 31, 2012, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $64.4 million, which includes a $0.3 million purchase adjustment at December 31, 2012, and $67.4 million, which includes a $0.3 million purchase adjustment at September 30, 2012.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $51,106 and $53,539, with a weighted interest rate of 9.02% and 9.06% at December 31, 2012 and September 30, 2012, respectively.

On January 11, 2013, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2013 Registration Statement”).  Pursuant to this 2013 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2014, unless terminated earlier at our discretion.  As of December 31, 2012, we have issued 407 investment notes in conjunction with this offering since 2011 with an aggregate value of $25.5 million.

Subordinated Debt - Parent

Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of December 31, 2012 and September 30, 2012 we did not have an outstanding balance.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) as of December 31, 2012, follows:

	Amortizing Notes	Amortizing Notes	Amortizing Notes
	SSLA Lenders	Withdrawing Banks	Non-Voting Banks	Investment Notes	Total
2013	$46,005,062	$5,813,572	$9,066,858	$4,935,526	$65,821,018
2014	47,014,971	4,280,324	12,284,314	10,488,648	74,068,257
2015	35,472,742	2,618,090	4,224,060	14,243,693	56,558,585
2016	18,517,533	327,805	280,091	14,462,521	33,587,950
2017	1,881,135	—	—	4,988,571	6,869,706
2018 and beyond	—	—	—	15,018,900	15,018,900
Total	$148,891,443	$13,039,791	$25,855,323	$64,137,859	$251,924,416

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued the FASB ASU 2011-11 “Balance Sheet Disclosures about Offsetting Assets and Liabilities”. The update requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare financial statements on the basis of U.S. Generally Accepted Accounting Principals (“U.S. GAAP”) and those entities that prepare the financial statements on the basis of International Financial Reporting Standards (“IFRS”). The amended guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. We are currently evaluating the impact this update will have on our consolidated financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our Annual Report on Form 10-K for the period ended September 30, 2012 under Part I— Item 1A—Risk Factors.  If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  We purchase consumer loans, on a worldwide basis, made primarily to active-duty, career retired U.S. military personnel or U.S. Department of Defense employees.  We purchase primarily from two different types of sources.  Our largest source of military loans is the Consumer Banking Division (“CBD”) of MidCountry Bank (“MCB”), a federally chartered stock savings bank and wholly owned subsidiary of MCFC, an affiliate who originates military loans through a network of loan production offices and via the Internet. Military families use these loan proceeds to purchase goods and services.  In July 2011, we entered into an Amended and Restated Non-Recourse Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD that outlines the terms of the sale and servicing of these loans.  We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We plan to hold these military loans and retail installment contracts until repaid.

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the first quarter of fiscal 2013, the average size of a loan when acquired was $3,188 and had an average term of 28 months.  A large portion of the loans we purchase were made to customers who are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the growth in amount and quality of finance receivables we are able to acquire from CBD or retail merchants.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

Critical Accounting Policies

In our 2012 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained CBD as our primary supplier of loans.  We entered into the LSMS Agreement with CBD whereby we purchase loans originated by CBD and CBD services these loans on our behalf.  Under the LSMS Agreement, PFS has the exclusive right to purchase loans originated by CBD that meet our lending criteria (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance).  These criteria require the following:

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

To the extent CBD originates loans under these underwriting criteria, we have the exclusive right to purchase such loans.  Loans purchased from CBD are referred to as “military loans.”  See our Annual Report under “Item 1A.  Risk Factors.”

Loan Purchasing

General.  We have more than 25 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by CBD when originating loans in this market.

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  Loan repayment terms are typically structured to repay the entire loan prior to the customer’s estimated separation from the military. However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average note amount for military loans purchased from CBD in the first quarter of 2013 was $3,335 with an average term of 28 months.

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

As a customer service, we consider purchasing a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 30.6% of the amount of military loans we purchased in the first quarter of fiscal 2013 were refinancings of outstanding loans compared to 28.1% during the first quarter of fiscal 2012.

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

Retail Installment Contracts.  We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 294 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts typically have maximum terms of 48 months.

Management and Recordkeeping Services

We have retained CBD to provide management and recordkeeping services in accordance with the LSMS Agreement.  CBD services our finance receivables. For these management and recordkeeping services, we pay CBD a monthly fee in an amount equal to 0.7% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  Also, as part of its compensation for performing these management and record keeping services, CBD retains all ancillary revenue, including late charges and insufficient funds fees, associated with these loans and retail installment contracts.  For these services, we also pay CBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  In addition, this quarter, we paid CBD $1.0 million in fees connected with CBD origination of the military loans, as compared with $0.9 million in the same quarter last year.

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

Sources of Income

We generate revenues primarily from interest income earned on the military loans purchased from CBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earn revenues from debt protection fees and credit reinsurance premiums. For purposes of the following discussion, “revenues” means the sum of our finance income, debt protection, reinsurance premiums and fees.

The liability we establish for possible losses related to our debt protection and reinsurance operations and the corresponding charges to our income to maintain this amount are actuarially evaluated annually and we consider this amount adequate.  If our customers are killed, injured, divorced, unexpectedly discharged or have not received their pay, we will have payment obligations.

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	December 31,	September 30,
	2012	2012

Finance receivables:
Total finance receivables balance	$396,446,104	$396,803,008
Average note balance	$2,713	$2,767
Total number of notes	146,113	143,419

Military loans:
Total military loans	$367,967,303	$369,361,165
Percent of total finance receivables	92.82%	93.08%
Average note balance	$2,889	$2,949
Number of notes	127,386	125,267

Retail installment contracts:
Total retail installment contract	$28,478,801	$27,441,843
Percent of total finance receivables	7.18%	6.92%
Average note balance	$1,521	$1,512
Number of notes	18,727	18,152

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended
	December 31,
	2012	2011

Total finance receivables balance	$396,446,104	$416,638,487
Average total finance receivables (1)	395,298,341	412,417,873
Average interest bearing liabilities (1)	263,300,872	287,125,407
Total interest income and fees	28,630,198	29,405,437
Total interest expense	4,761,189	4,985,004

(1)  Averages are computed using month-end balances and exclude any early allotment payments.

Results of Operations and Financial Condition

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Total Finance Receivables.  Our aggregate finance receivables decreased 4.8% or $20.2 million, to $396.4 million on December 31, 2012 from $416.6 million on December 31, 2011.  Lower demand for military loans led to a decline in originations for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.  Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty among our military customers regarding the future size of the United States Military.  Our primary supplier of loans, CBD, saw a 5.0% or $5.6 million decrease in military loan originations during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.  Our acquisition of retail installment contracts increased during the first quarter of fiscal 2013 by $0.3 million or 3.3% compared to the first quarter of fiscal 2012.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 97.5% of our total revenue for the first quarter of fiscal 2013 compared to 95.2% for the first quarter of fiscal 2012. Interest income and fees decreased to $28.6 million in the first quarter of fiscal 2013 from $29.4 million for the first quarter of fiscal 2012, a decrease of $0.8 million or 2.7%.  The decrease was due primarily due to a decline in aggregate average finance receivables of 4.2%.

Interest Expense.  Interest expense in the first quarter of fiscal 2013 decreased to $4.8 million compared to $5.0 million or 4.0% for the first quarter of fiscal 2012.  This decrease is due to a decrease in amortizing notes to $187.8 million as of December 31, 2012 compared to $218.2 million as of December 31, 2011, a decrease of $30.4 million or 13.9%, The decrease is partially offset by an increase in our junior subordinated investment notes to $64.4 million as of December 31, 2012, compared to $61.5 million as of December 31, 2011, an increase of $2.9 million or 4.7%.

Provision for Credit Losses.  The provision for credit losses in the first quarter of fiscal 2013 increased to $9.0 million from $7.6 million in the first quarter of fiscal 2012, an increase of $1.4 million or 18.4%.  Net charge- offs increased to $8.9 million in the first quarter of fiscal 2013 from $6.7 million in the first quarter of fiscal 2012, an increase of $2.2 million or 32.8%.  The net charge-off ratio increased to 9.0% for the first quarter of fiscal 2013 compared to 6.5% for the first quarter of fiscal 2012. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-interest income, net.  Non-interest income, net consists of revenue from debt protection income, credit reinsurance premiums and the claims benefits, which were $0.7 million in the first quarter of fiscal 2013 compared to $1.5 million in the first quarter of fiscal 2012, a decrease of $0.8 million or 53.3%.  This decrease is due to a $0.5 million decline in debt protection income and a $0.3 million increase in claims benefits.  The decline in debt protection income is due primarily to an October 2012 change in our sales processes.

Non-interest expense.  Non-interest expense in the first quarter of fiscal 2013 was $11.4 million compared to $11.7 million for the first quarter of fiscal 2012, a decrease of $0.3 million or 2.6%.  Non-interest expenses decreased during the first quarter of fiscal 2013 due primarily to a $0.4 million decrease in management fees, the result of a 4.2% decline in average finance receivables.

Provision for Income Taxes.  The Company’s effective tax rate was 39.4% in the first quarter of fiscal 2013 compared to 39.1% in the first quarter of fiscal 2012, or an increase of 0.3%.  This increase is primarily due to an increase in the valuation allowance related to the deferred tax asset for certain state net operating losses.

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

	December 31,	September 30,	December 31,
	2012	2012	2011

Total finance receivables	$396,446,104	$396,803,008	$416,638,487
Total finance receivables balances 60 days or more past due	16,267,686	15,227,343	17,526,392
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	4.10%	3.84%	4.21%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivable portfolio. We utilize a statistical model based on potential credit risk trends incorporating historical factors to estimate losses.  These results and management’s judgment are used to estimate inherent losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.  See our Annual Report “Item 1A. Risk Factors.”

Military Loans.  Our charge-off policy is to charge off military loans at 180 days past due, on a recency delinquency basis, or earlier if management deems it appropriate.  Charge-offs can occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When purchasing loans, however, we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for CBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans.  Another source of loss is when a customer declares bankruptcy.  As of December 31, 2012 and September 30, 2012, we had approximately $10.1 million, or 2.6% of our total portfolio, and $9.8 million, or 2.5% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  As of December 31, 2011 and September 30, 2011, we had approximately $9.5 million, or 2.3% of our total portfolio, and $9.0 million, or 2.2% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  Military loans net charge-offs, from customers who had advised us of their separation from the military, were $5.2 million and represented 58.4% of net charge-offs in the first quarter of fiscal 2013 compared to $3.9 million and 58.9% in the first quarter of fiscal 2012.  See our Annual Report “Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended
	December 31,
	2012	2011

Military loans:
Military loans charged-off	$9,255,845	$7,083,751
Less recoveries	647,042	715,361
Net charge-offs	$8,608,803	$6,368,390
Average military receivables (1)	$367,258,296	$377,921,161
Percentage of net charge-offs to average military receivables (annualized)	9.38%	6.74%

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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended
	December 31,
	2012	2011

Retail installment contracts:
Retail installment contracts charged-off	$421,639	$379,259
Less recoveries	91,220	89,544
Net charge-offs	$330,419	$289,715
Average retail installment contract receivables (1)	$28,040,045	$34,496,712
Percentage of net charge-offs to average retail installment contract receivables (annualized)	4.71%	3.36%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended
	December 31,
	2012	2011

Balance, beginning of period	$29,000,000	$25,396,255
Finance receivables charged-off	(9,677,484)	(7,463,010)
Recoveries	738,262	804,905
Net charge-offs	(8,939,222)	(6,658,105)
Provision for credit losses	8,989,222	7,558,105
Balance, end of period	$29,050,000	$26,296,255

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended
	December 31,
	2012	2011

Average total finance receivables (1)	$395,298,341	$412,417,873
Provision for credit losses	8,989,222	7,558,105
Net charge-offs	8,939,222	6,658,105
Net charge-offs as a percentage of average total finance receivables (annualized)	9.05%	6.46%
Allowance for credit losses	$29,050,000	$26,296,255
Allowance as a percentage of average total finance receivables	7.35%	6.38%

(1) Averages are computed using month-end balances and exclude and early allotment payments.

Loan Acquisition

Asset growth is the most important factor in determining our future revenues.  In connection with purchasing the loans, we pay CBD a fee in the amount of $30.00 for each military consumer loan originated by CBD and purchased by us. This fee is adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  Our loan acquisitions decreased for the first three months of fiscal 2013 to $114.7 million from $120.0 million in the first three months of fiscal 2012 due to lower demand for military loans.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended
	December 31,
	2012	2011

Total loans acquired:
Gross balance	$114,662,470	$119,950,590
Number of finance receivable notes	35,970	34,992
Average note amount	$3,188	$3,428

Military loans:
Gross balance	$106,230,018	$111,791,282
Number of finance receivable notes	31,849	31,216
Average note amount	$3,335	$3,581

Retail installment contracts:
Gross balance	$8,432,452	$8,159,308
Number of finance receivable notes	4,121	3,776
Average note amount	$2,046	$2,161

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  This amount is generally cash used in investing activities.  Cash used in investing activities in the first three months of fiscal 2013 was approximately $0.3 million and cash used in financing activities was $14.3 million, which was funded from $15.7 million in operating activities.  Cash used in investing activities in the first three months of fiscal 2012 was approximately $17.5 million and cash provided from financing activities was $3.3 million, which was funded by operating activities of $14.2 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our Secured Senior Lending Agreement, dated June 12, 2009 (the “SSLA”).   With the ongoing uncertainty in the financial markets and the economic conditions generally, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of December 31, 2012 of $13.0 million from withdrawing banks who previously participated in the Senior Lending Agreement (“SLA”) or SSLA.

On January 11, 2013, the SEC declared effective our post-effective amendment to our registration statement originally filed with the Securities and Exchange Commission in January 2011 (“2013 Registration Statement”).  Pursuant to this 2013 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2014, unless terminated earlier at our discretion.  As of December 31, 2012, we have issued 407 investment notes in conjunction with this offering since 2011 with an aggregate value of $25.5 million.

Senior Indebtedness - Bank Debt.

On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the SLA, dated as of June 9, 1993, as subsequently amended and restated.

As of December 31, 2012, we had $196.2 million of senior debt outstanding, compared to $205.7 million at September 30, 2012, a decrease of $9.5 million, or 4.6%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  The term of the current SSLA ends on March 31, 2013 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  As of December 31, 2012, we could request up to $112.0 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of December 31, 2012 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $8.4 million as of December 31, 2012, compared to $19.5 million at September 30, 2012, a decrease of $11.1 million, or 56.9%.  This decrease is the result of the $13.2 million early allotment payment received on December 31, 2012.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at December 31, 2012 and 2011.

As of December 31, 2012, the lenders have indicated a willingness to participate in fundings up to an aggregate of $335.9 million during the next 12 months, a decrease of $6.4 million from September 30, 2012, of which $187.8 million is currently outstanding.  Included in this amount are borrowings of $13.0 million from withdrawing banks who previously participated in the SLA or SSLA.

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

Senior Indebtedness Table - Bank Debt.

As of December 31, 2012 and September 30, 2012, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

		Pro forma (1)
	December 31,	December 31,	September 30,
	2012	2012	2012

Revolving credit line:
Total facility	$45,250,000	$45,250,000	$45,250,000
Balance, end of period	8,420,000	21,620,000	19,450,000
Maximum available credit (2)	36,830,000	23,630,000	25,800,000

Term notes: (3)
Voting banks	$251,750,000	$251,750,000	$251,750,000
Withdrawing banks	13,039,791	13,039,791	16,500,354
Non-voting banks	25,855,323	25,855,323	28,784,604
Total facility	$290,645,114	$290,645,114	$297,034,958
Balance, end of period	187,786,557	187,786,557	186,230,677
Maximum available credit (2)	102,858,557	102,858,557	110,804,281

Total revolving and term notes: (3)
Voting banks	$297,000,000	$297,000,000	$297,000,000
Withdrawing banks	13,039,791	13,039,791	16,500,354
Non-voting banks	25,855,323	25,855,323	28,784,604
Total facility	$335,895,114	$335,895,114	$342,284,958
Balance, end of period	196,206,557	209,406,557	205,680,677
Maximum available credit (2)	111,946,234	98,746,234	102,714,990
Credit facility available (4)	139,688,557	126,488,557	136,604,281
Percent utilization of voting banks	62.3%	66.8%	65.4%
Percent utilization of the total facility	58.4%	62.3%	60.1%

(1) Total facility pro forma assumes the early allotment payments received December 31, 2012 were not received until due on January 1, 2013.

(2) Maximum available credit assumes proceeds in excess of the amounts shown below under “Credit facility available” are used to increase qualifying finance receivables and all terms of the SSLA are met, including maintaining a senior indebtedness to consolidated net receivable ratio of not more than 80.0%.

(3) Includes 48-month amortizing term notes.

(4) Credit facility available is equal to the total facility less the total end of period balance.  Does not include withdrawing banks.

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  During the first quarter of fiscal 2013, there were no borrowings or repayments on this debt.  As of December 31, 2012 and September 30, 2012, there was no outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of December 31, 2012, we had outstanding $64.4 million of these notes (with accrued interest), which includes a $0.3 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.02%.  Included in the $64.4 million is approximately $25.5 million of funds from our most recent offering.  See discussion in “Item No.1 Notes to Condensed Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2012, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 5.00% in accordance with our SSLA.  The prime rate as of December 31, 2012 was 3.25%.  The prime rate would need to increase more than 175 basis points to have any effect on our borrowing rate for our revolving grid notes.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 6.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of December 31, 2012 was 0.69%.  The 90 day moving average rate of treasury notes would need to increase by 286 basis points to affect our amortizing notes.  A 10% increase or decrease in the prime rate or the 90 day moving average rate of treasury notes would not have any effect on our earnings.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms (evaluation date), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the three months ended December 31, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In our 2012 Annual Report on Form 10-K, we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  There have been no material changes from the risk factors disclosed in our 2012 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2013, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the Securities and Exchange Commission in January 2011 (“2013 Registration Statement”).  Pursuant to this 2013 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2014, unless terminated earlier at our discretion.   As of December 31, 2012, we have issued 407 investment notes in conjunction with this offering since 2011 with an aggregate value of $25.5 million.

We estimate the net proceeds of the $50 million offering will be approximately $49.2 million after deducting offering expenses of approximately $800,000.  We expect to use the net cash proceeds of the note offering first to fund the purchase of military loans, second to fund the purchase of retail installment contracts and third for working capital and other general corporate purposes.

ITEM 6.  Exhibits

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101**

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on February 13, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the three months ended December 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2012 and December 31, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

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

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer,	February 13, 2013
Thomas H. Holcom, Jr.	Chairman and Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	February 13, 2013
Laura V. Stack	Treasurer, Asst. Secretary and
Director (Principal Financial
Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101**

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on February 13, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the three months ended December 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2012 and December 31, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

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