Form 10-Q
period 2013-03-31
PIONEER FINANCIAL SERVICES INC
filed 2013-05-13
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2013
Common Stock, no par value	One Share

As of May 13, 2013, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

As of March 31, 2013 and September 30, 2012

(unaudited)

	March 31,	September 30,
	2013	2012

ASSETS

Cash and cash equivalents - non-restricted	$3,431,778	$2,136,520
Cash and cash equivalents - restricted	738,338	727,857
Investments - restricted	1,014,088	1,024,134
Investments - non-restricted	2,039,838	3,360,773
Gross finance receivables	363,899,629	396,803,008
Less:
Unearned fees and premiums	(24,275,214)	(35,892,490)
Allowance for credit losses	(28,850,000)	(29,000,000)
Net finance receivables	310,774,415	331,910,518

Furniture and equipment, net	466,027	565,027
Net deferred tax asset	13,469,927	13,377,298
Prepaid and other assets	9,316,569	7,913,040
Deferred acquisition costs	3,439,793	5,485,083
Goodwill	31,474,280	31,474,280
Intangibles, net	4,651,400	5,504,600

Total assets	$380,816,453	$403,479,130

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks	$20,565,000	$19,450,000
Accounts payable	295,544	536,919
Accrued expenses and other liabilities	5,529,648	9,898,053
Amortizing term notes	167,003,694	186,230,677
Investment notes	65,207,450	67,428,441

Total liabilities	258,601,336	283,544,090

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	38,149	58,410
Retained earnings	35,782,768	33,482,430

Total stockholder’s equity	122,215,117	119,935,040

Total liabilities and stockholder’s equity	$380,816,453	$403,479,130

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Operations

For the three and six months ended March 31, 2013 and 2012

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Interest income and fees	$27,329,444	$27,784,413	$55,959,642	$57,189,850

Interest expense	4,560,400	4,881,545	9,321,589	9,866,549

Net interest income before provision for credit losses	22,769,044	22,902,868	46,638,053	47,323,301
Provision for credit losses	8,524,690	9,433,553	17,513,912	16,991,658
Net interest income	14,244,354	13,469,315	29,124,141	30,331,643

Non-interest income, net
Debt protection, insurance premiums earned and other income	599,656	1,248,189	1,331,698	2,744,044
Total non-interest income, net	599,656	1,248,189	1,331,698	2,744,044

Non-interest expense
Management and record keeping services fees	9,589,665	10,088,963	19,354,858	20,224,836
Professional and regulatory fees	572,600	339,481	1,075,360	642,678
Amortization of intangibles	426,600	558,900	853,200	1,117,800
Other operating expenses	747,941	672,071	1,418,509	1,380,325
Total non-interest expense	11,336,806	11,659,415	22,701,927	23,365,639

Income before income taxes	3,507,204	3,058,089	7,753,912	9,710,048
Provision for income taxes	1,295,605	1,206,276	2,969,681	3,807,839
Net income	$2,211,599	$1,851,813	$4,784,231	$5,902,209

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

For the three and six months ended March 31, 2013 and 2012

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$2,211,599	$1,851,813	$4,784,231	$5,902,209
Other comprehensive loss:
Unrealized losses on investment securities available for sale, gross	(13,846)	(32,727)	(31,170)	(55,032)
Tax benefit	4,845	11,455	10,909	19,261
Total other comprehensive loss, net of tax	(9,001)	(21,272)	(20,261)	(35,771)
Total comprehensive income	$2,202,598	$1,830,541	$4,763,970	$5,866,438

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Stockholder’s Equity

For the six months ended March 31, 2013 and 2012

(unaudited)

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income

Balance, September 30, 2011	$114,737,162	$86,394,200	$28,228,440	$114,522
Total comprehensive income	5,866,438	—	5,902,209	(35,771)
Dividends paid to parent	(3,982,432)	—	(3,982,432)	—
Balance, March 31, 2012	$116,621,168	$86,394,200	$30,148,217	$78,751

Balance, September 30, 2012	$119,935,040	$86,394,200	$33,482,430	$58,410
Total comprehensive income	4,763,970	—	4,784,231	(20,261)
Dividends paid to parent	(2,483,893)	—	(2,483,893)	—
Balance, March 31, 2013	$122,215,117	$86,394,200	$35,782,768	$38,149

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the six months ended March 31, 2013 and 2012

(unaudited)

	Six Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,784,231	$5,902,209
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	17,513,912	16,991,658
Depreciation and amortization	919,543	1,123,525
Deferred income taxes	(81,720)	(1,164,433)
Interest accrued on investment notes	1,273,178	1,034,642
Changes in:
Accounts payable and accrued expenses	(4,609,780)	(1,020,523)
Deferred acquisition costs	2,045,290	549,777
Unearned premium reserves	(4,840,752)	1,442,765
Prepaids and other assets	(1,403,529)	2,502,953

Net cash provided by operating activities	15,600,373	27,362,573

Cash flows from investing activities:
Finance receivables purchased from affiliate	(109,575,259)	(107,733,384)
Finance receivables purchased from retail merchants	(9,017,094)	(12,711,341)
Finance receivables repaid	127,055,296	123,667,474
Capital expenditures	(5,234)	(22,805)
Change in restricted cash	(10,481)	(20,800)
Investments matured - non-restricted	1,294,000	836,354

Net cash provided by investing activities	9,741,228	4,015,498

Cash flows from financing activities:
Net borrowings under lines of credit	1,115,000	—
Proceeds from borrowings	27,091,281	34,096,655
Repayment of borrowings	(49,768,731)	(51,025,294)
Dividends paid to parent	(2,483,893)	(3,982,432)

Net cash used in financing activities	(24,046,343)	(20,911,071)

Net increase in cash and equivalents	1,295,258	10,467,000

Cash and cash equivalents - non-restricted, Beginning of period	2,136,520	1,256,841

Cash and cash equivalents - non-restricted, End of period
	$3,431,778	$11,723,841

Additional cash flow information:
Interest paid	$8,484,991	$8,756,929
Income taxes paid	$5,413,342	$6,781,895

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013 and September 30, 2012 and for the three and six months ended March 31, 2013 and March 31, 2012

(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated.  We were acquired on May 31, 2007 by MidCountry Financial Corp, a Georgia corporation (“MCFC”) as a wholly owned subsidiary (the “Transaction”).  In the opinion of the management of the Company, these financial statements reflect all normal and recurring adjustments necessary to present fairly these consolidated financial statements.

All the information in these consolidated financial statements should be considered in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ judgments in determining the amount of our allowance for credit losses, insurance claims and policy reserves and establishing the fair value of our financial instruments.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the second quarter of fiscal 2013, we purchased $70.5 million of military loans from CBD compared to $67.9 million during the second quarter of fiscal 2012.  We acquired $1.6 million in retail installment contracts during the second quarter of fiscal 2013 compared to $5.5 million during the second quarter of fiscal 2012.  Approximately 32.9% of the amount of loans we purchased in the second quarter of fiscal 2013 were refinancings of outstanding loans compared to 25.3% during the second quarter of fiscal 2012.

In the normal course of business, we receive some customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables and the corresponding accrued interest receivable. There were no Federal Government Allotment System payments received in advance of the payment due dates on March 31, 2013 or September 30, 2012.

The following table represents finance receivables for the periods presented:

	March 31,	September 30,
	2013	2012

Finance Receivables:
Military loans	$340,325,915	$369,361,165
Retail installment contracts	23,573,714	27,441,843
Gross finance receivables	363,899,629	396,803,008

Less:
Net deferred loan fees and dealer discounts	(12,581,576)	(19,843,416)
Unearned debt protection fees and insurance premium reserves	(8,233,084)	(13,073,836)
Debt protection claims and policy reserves	(3,460,554)	(2,975,238)
Total unearned fees and premiums	(24,275,214)	(35,892,490)

Finance receivables - net of unearned fees and premiums	339,624,415	360,910,518

Allowance for credit losses	(28,850,000)	(29,000,000)

Net finance receivables	$310,774,415	$331,910,518

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the period presented:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2013			March 31, 2012
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total

Allowance for credit losses:
Balance, beginning of period	$27,662,184	$1,387,816	$29,050,000	$23,801,534	$2,494,721	$26,296,255
Finance receivables charged-off	(9,289,349)	(513,301)	(9,802,650)	(9,435,824)	(614,665)	(10,050,489)
Recoveries	953,139	124,821	1,077,960	998,509	118,426	1,116,935
Provision	8,315,965	208,725	8,524,690	9,206,058	227,495	9,433,553
Balance, end of period	$27,641,939	$1,208,061	$28,850,000	$24,570,277	$2,225,977	$26,796,254

	For the Six Months Ended			For the Six Months Ended
	March 31, 2013			March 31, 2012
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total

Allowance for credit losses:
Balance, beginning of period	$27,457,355	$1,542,645	$29,000,000	$22,970,255	$2,426,000	$25,396,255
Finance receivables charged-off	(18,545,194)	(934,940)	(19,480,134)	(16,519,574)	(993,925)	(17,513,499)
Recoveries	1,600,181	216,041	1,816,222	1,713,870	207,970	1,921,840
Provision	17,129,597	384,315	17,513,912	16,405,726	585,932	16,991,658
Balance, end of period	$27,641,939	$1,208,061	$28,850,000	$24,570,277	$2,225,977	$26,796,254

Finance receivables	$340,325,915	$23,573,714	$363,899,629	$350,077,073	$30,879,618	$380,956,691
Allowance for credit losses	(27,641,939)	(1,208,061)	(28,850,000)	(24,570,277)	(2,225,977)	(26,796,254)
Balance, net of allowance	$312,683,976	$22,365,653	$335,049,629	$325,506,796	$28,653,641	$354,160,437

The accrual of interest income is suspended when a full payment (95% or more of the monthly payment amount) on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds an amount equal to 60 days of interest charges. Non-performing assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days, on a recency basis.  As of March 31, 2013, we had $9.8 million in military loans and $1.1 million in retail installment contracts that were non-performing assets compared to $10.3 million in military loans and $1.0 million in retail installment contracts as of September 30, 2012.

We did not have any finance receivables greater than 90 days past due accruing interest as of March 31, 2013 or 2012.  The accrual of interest is resumed and the account is considered current, when a full payment is received.  We consider a loan impaired after 180 days past due and it is removed from our finance receivable portfolio.  We do not restructure troubled debt as a form of curing delinquencies.

The following table reflects the amount of accrued interest receivable for non-performing loans as of the periods presented:

	March 31,	September 30,
	2013	2012

Total accrued interest receivable	$7,804,016	$7,376,775

Accrued interest on non-performing assets:
Military loans	603,375	631,330
As percent of total accrued interest receivable	7.7%	8.6%

Retail installment contracts	22,483	13,060
As percent of total accrued interest receivable	0.3%	0.2%

Total accrued interest on non-performing assets	$625,858	$644,390

Total non-performing as a percent of total accrued interest	8.0%	8.7%

A large portion of our customers are unable to obtain financing from traditional sources due to factors such as time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.  As a result, our receivables do not have a credit risk profile that can be easily measured by the credit quality indicators normally used by the financial markets. We manage the risk by closely monitoring the performance of the portfolio and through the underwriting process.

The following reflects the credit quality of the Company’s finance receivables:

	March 31,	September 30,
	2013	2012

Total finance receivables:
Gross balance	$363,899,629	$396,803,008
Performing	353,004,242	385,494,584
Non-performing (90 days delinquent)	10,895,387	11,308,424
Non-performing loans as a percent of gross balance	2.99%	2.85%

Military loans:
Gross balance	$340,325,915	$369,361,165
Performing	330,524,587	359,107,844
Non-performing (90 days delinquent)	9,801,328	10,253,321
Non-performing loans as a percent of gross balance	2.88%	2.78%

Retail installment contracts:
Gross balance	$23,573,714	$27,441,843
Performing	22,479,655	26,386,740
Non-performing (90 days delinquent)	1,094,059	1,055,103
Non-performing loans as a percent of gross balance	4.64%	3.84%

Past due finance receivables as of March 31, 2013 and September 30, 2012 are as follows:

	Age Analysis of Past Due Finance Receivables
	As of March 31, 2013
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables

Finance receivables:
Military loans	$2,847,627	$9,801,328	$12,648,955	$327,676,960	$340,325,915
Retail installment contracts	339,845	1,094,059	1,433,904	22,139,810	23,573,714
Total	$3,187,472	$10,895,387	$14,082,859	$349,816,770	$363,899,629

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2012
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables

Finance receivables:
Military loans	$3,538,602	$10,253,321	$13,791,923	$355,569,242	$369,361,165
Retail installment contracts	380,317	1,055,103	1,435,420	26,006,423	27,441,843
Total	$3,918,919	$11,308,424	$15,227,343	$381,575,665	$396,803,008

Additionally, CBD uses our underwriting criteria, which were developed from our past customer credit repayment experience and are periodically evaluated based on current portfolio performance.  These criteria require the following:

•                  All borrowers are primarily active duty, career retired U.S. military personnel or U.S. Defense Department employees;

•                  All potential borrowers must complete standardized credit applications either in person at one of CBD’s loan production offices or online via the Internet;

•                  A review must be conducted on all applicants’ military service history.  This includes a review of status including rank and time in grade.  Other review procedures may be conducted as deemed necessary; and

•                  Loan repayment terms are generally structured to repay the entire loan prior to the borrower’s estimated separation from the military.

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

NOTE 3:  GOODWILL AND INTANGIBLES

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets as of March 31, 2013 and September 30, 2012 are as follows:

	March 31, 2013			September 30, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(9,240,734)	$1,759,266	$11,000,000	$(8,881,052)	$2,118,948
Agent relationships	700,000	(552,860)	147,140	700,000	(525,464)	174,536
Vendor relationships	1,700,000	(1,342,012)	357,988	1,700,000	(1,275,244)	424,756
Trade name	7,000,000	(4,693,488)	2,306,512	7,000,000	(4,373,880)	2,626,120
Technology	4,000,000	(3,919,506)	80,494	4,000,000	(3,839,760)	160,240

Total amortizable intangibles	$24,400,000	$(19,748,600)	$4,651,400	$24,400,000	$(18,895,400)	$5,504,600

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Amortization expense was $0.4 million and $0.6 million in the second quarter of fiscal 2013 and fiscal 2012, respectively. Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ended	Annual Amortization
September 30,	Expense

April - September 2013	$852,800
2014	1,243,000
2015	1,027,000
2016	847,000
2017	681,600

Total	$4,651,400

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill at September 30, 2012, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the fiscal quarter ended March 31, 2013, the Company determined there were no events or changes in circumstances that would trigger impairment testing of goodwill or amortizable intangible assets.

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

	For the three months ended		For the six months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Loan purchasing:
Loans purchased from CBD	$44,026,383	$42,991,063	$109,575,259	$107,733,384

Management and record keeping services:
Monthly servicing to CBD (0.7% of outstanding principal)	$8,188,122	$8,630,151	$16,551,772	$17,308,213
Monthly servicing to CBD ($2.82 for each loan owned at prior fiscal year end)	1,214,043	1,271,311	2,428,086	2,541,623
Monthly cost sharing to MCFC ($62,500 per month)	187,500	187,500	375,000	375,000
Total management and record keeping services	$9,589,665	$10,088,962	$19,354,858	$20,224,836

Other transactions:
Fees paid to CBD in connection with loans purchased ($30.00 each loan purchased)	$641,010	$585,210	$1,596,480	$1,521,690
Tax payments	2,414,196	6,091,143	5,413,342	6,781,895
Dividends paid to MCFC	1,286,318	2,025,198	2,483,893	3,982,432

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

Investments - Restricted — Fair value for U.S. government bond investments are based on quoted prices for similar assets in active markets and classified as Level 2.

Investments - Non-Restricted — Fair value for U.S. government bond investments are based on quoted prices for similar assets in active markets and classified as Level 2.  The carrying value of certificates of deposit approximates fair value due to their liquid nature and classified as Level 1.

Finance Receivables — The fair value of finance receivables are estimated by discounting future cash flows using current rates at which similar finance receivables would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of finance receivables is evaluated at current market rates to determine fair value. If the Company’s finance receivables were measured at fair value in the financial statements these finance receivables would be classified as Level 2 in the fair value hierarchy.

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

	March 31, 2013		September 30, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$3,431,778	$3,431,778	$2,136,520	$2,136,520
Cash and cash equivalents - restricted	738,338	738,338	727,857	727,857
Investments - restricted	1,014,088	1,014,088	1,024,134	1,024,134
Investments - non-restricted	2,039,838	2,039,838	3,360,773	3,360,773
Net finance receivables	310,774,415	310,519,685	331,910,518	331,950,198

Financial liabilities:
Amortizing term notes	$167,003,694	$166,872,019	$186,230,677	$186,232,408
Investment notes	65,207,450	65,503,717	67,428,441	67,604,603

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

For the first six months of fiscal 2013 and fiscal year ended September 30, 2012 there were no significant transfers in or out of Levels 1, 2 or 3.

The following table represents our recurring valuations of restricted investments as of March 31, 2013 and September 30, 2012:

	March 31, 2013				September 30, 2012
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:
U.S. government bonds	$983,809	$30,279	$—	$1,014,088	$983,144	$40,990	$—	$1,024,134
Total restricted investments	$983,809	$30,279	$—	$1,014,088	$983,144	$40,990	$—	$1,024,134

(1) The unrealized gain on investments of $30,279 net of tax of $10,597 represents the accumulated other comprehensive income of $19,682.

During the first six months of fiscal 2013 and fiscal year ended September 30, 2012, we did not recognize any material realized gains or losses or receive proceeds from sales on restricted investments.

The following table represents our recurring valuations of non-restricted investments as of March 31, 2013 and September 30, 2012:

	March 31, 2013				September 30, 2012
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Non-restricted investments:
Certificates of deposit	$100,000	$—	$—	$100,000	$594,000	$—	$—	$594,000
U.S. government bonds	1,911,425	28,413	—	1,939,838	2,717,902	48,871	—	2,766,773
Total non-restricted investments	$2,011,425	$28,413	$—	$2,039,838	$3,311,902	$48,871	$—	$3,360,773

(1) The net unrealized gain on investments of $28,413 net of tax of $9,946 represents the accumulated other comprehensive income of $18,467.

During the first six months of fiscal 2013 and fiscal 2012, we did not recognize any material realized gains or losses or receive proceeds from sales on non-restricted investments.

NOTE 6:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2014 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the lenders that are a party to the SSLA may choose to make loans to us in the future.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  As of March 31, 2013, we could request up to $94.8 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of March 31, 2013 the lenders have indicated a willingness to participate in fundings up to an aggregate of $330.6 million during the next 12 months, including $187.6 million that is currently outstanding. Included in this amount are borrowings of $10.7 million from withdrawing banks that previously participated in the SLA or SSLA.

Our SSLA allows additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA as “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of March 31, 2013, the principal balance outstanding to non-voting banks under the SSLA was $22.9 million.

Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 6.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the quarter ended March 31, 2013, we incurred $0.1 million in uncommitted availability fees.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our net finance receivables unless otherwise required by generally accepted accounting principles, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our net finance receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required capital may be distributed as a dividend.  As of March 31, 2013, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $65.2 million, which includes a $0.2 million purchase adjustment at March 31, 2013, and $67.4 million, which includes a $0.3 million purchase adjustment at September 30, 2012.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $51,638 and $53,539, with a weighted interest rate of 9.01% and 9.06% at March 31, 2013 and September 30, 2012, respectively.

On January 11, 2013, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2013 Registration Statement”).  Pursuant to this 2013 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2014, unless terminated earlier at our discretion.  As of March 31, 2013, we have issued 433 investment notes in conjunction with this offering since 2011 with an aggregate value of $26.7 million.

Subordinated Debt - Parent

Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of March 31, 2013 and September 30, 2012 we did not have an outstanding balance.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) as of March 31, 2013, follows:

	Amortizing Notes	Amortizing Notes	Amortizing Notes
	SSLA Lenders	Withdrawing Banks	Non-Voting Banks	Investment Notes	Total
2013	$30,031,762	$3,520,385	$6,087,297	$3,961,972	$43,601,416
2014	47,130,795	4,280,324	12,284,314	10,781,740	74,477,173
2015	35,596,123	2,618,090	4,224,060	14,539,283	56,977,556
2016	18,648,932	327,805	280,091	14,826,061	34,082,889
2017	1,973,716	—	—	5,140,745	7,114,461
2018 and beyond	—	—	—	15,710,201	15,710,201
Total	$133,381,328	$10,746,604	$22,875,762	$64,960,002	$231,963,696

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our Annual Report on Form 10-K for the period ended September 30, 2012 under “Part I—Item 1A—Risk Factors.”  If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

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

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the second quarter of fiscal 2013, the average size of a loan when acquired was $3,278 and had an average term of 28 months.  A large portion of the loans we purchase were made to customers who are unable to obtain financing from traditional sources due to factors such as their time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the growth in amount and quality of finance receivables we are able to acquire from CBD or retail merchants.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

Critical Accounting Policies

In our 2012 Annual Report on Form 10-K, we identified the critical accounting policies which affect our significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

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

•                  A review must be conducted on all applicants’ military service history; and

•                  Loan repayment terms are generally structured to repay the entire loan prior to the customer’s estimated separation from the military.

To the extent CBD originates loans under these underwriting criteria, we have the exclusive right to purchase such loans.  Loans purchased from CBD are referred to as “military loans.”  See our Annual Report under “Part I—Item 1A—Risk Factors.”

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

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  Loan repayment terms are typically structured to repay the entire loan prior to the customer’s estimated separation from the military. However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average note amount for military loans purchased from CBD in the second quarter of 2013 was $3,299 with an average term of 28 months.

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

As a customer service, we consider purchasing a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 32.9% of the amount of military loans we purchased in the second quarter of fiscal 2013 were refinancings of outstanding loans compared to 25.3% during the second quarter of fiscal 2012.

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

Retail Installment Contracts.  We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 127 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts typically have maximum terms of 48 months.

Management and Recordkeeping Services

We have retained CBD to provide management and recordkeeping services in accordance with the LSMS Agreement.  CBD services our finance receivables. For these management and recordkeeping services, we pay CBD a monthly fee in an amount equal to 0.7% (8.4% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month. The fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  Also, as part of its compensation for performing these management and record keeping services, CBD retains a portion of ancillary revenue, including late charges and insufficient funds fees, associated with these loans and retail installment contracts.  For these services, we also pay CBD an annual fee of $33.86 for each military loan and retail installment contract owned by us at the end of the prior fiscal year. The annual fee is paid in monthly installments. This fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  In addition, this quarter, we paid CBD $0.6 million in fees connected with CBD origination of the military loans, the same as the second quarter in fiscal 2012.

To facilitate CBD’s servicing of the military loans and retail installment contracts, we have granted CBD (i) the non-exclusive rights to use certain intellectual properties, including our trade names and service marks, and (ii) the right to use our Daybreak loan processing system and related hardware and software. We have also granted CBD non-exclusive rights to market additional products and services to our customers. We retain all other borrower relationships.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts purchased from our network of retail merchants.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	March 31,	September 30,
	2013	2012

Finance receivables:
Total finance receivables balance	$363,899,629	$396,803,008
Average note balance	$2,705	$2,767
Total number of notes	134,527	143,419

Military loans:
Total military loans	$340,325,915	$369,361,165
Percent of total finance receivables	93.52%	93.08%
Average note balance	$2,871	$2,949
Number of notes	118,542	125,267

Retail installment contracts:
Total retail installment contract	$23,573,714	$27,441,843
Percent of total finance receivables	6.48%	6.92%
Average note balance	$1,475	$1,512
Number of notes	15,985	18,152

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds.  Some state and federal statutes regulate the interest rates that may be charged to our customers.  In addition, competitive market conditions also impact the interest rates.

Our interest expense is sensitive to general market interest rate fluctuations.  These general market fluctuations directly impact our cost of funds.  Our inability to increase the annual percentage rate earned on new and existing finance receivables restricts our ability to react to increases in cost of funds.  Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability.

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Total finance receivables balance	$363,899,629	$380,956,691	$363,899,629	$380,956,691
Average total finance receivables (1)	376,672,968	394,548,750	385,985,654	403,483,311
Average interest bearing liabilities (1)	264,012,517	274,200,143	263,656,694	280,662,775
Total interest income and fees	27,329,444	27,784,413	55,959,642	57,189,850
Total interest expense	4,560,400	4,881,545	9,321,589	9,866,549

(1)  Averages are computed using month-end balances and exclude any early allotment payments.

Results of Operations and Financial Condition

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total Finance Receivables.  Our aggregate finance receivables decreased 4.5% or $17.1 million, to $363.9 million on March 31, 2013 from $381.0 million on March 31, 2012 due to lower demand for military loans and a reduced number of locations in our retail merchant network.  Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty among our military customers regarding the future of the United States Military.  Our primary supplier of loans, CBD, saw a 3.9% or $2.6 million increase in military loan originations during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.  Our acquisition of retail installment contracts decreased during the second quarter of fiscal 2013 by $3.9 million or 71.3% compared to the second quarter of fiscal 2012 and was due primarily to a reduced number of locations in our retail merchant network.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 97.9% of our total revenue for the second quarter of fiscal 2013 compared to 95.7% for the second quarter of fiscal 2012. Interest income and fees decreased to $27.3 million in the second quarter of fiscal 2013 from $27.8 million for the second quarter of fiscal 2012, a decrease of $0.5 million or 1.8%.  The decrease was due primarily due to a decline in aggregate average finance receivables of 4.5%.

Interest Expense.  Interest expense in the second quarter of fiscal 2013 decreased 6.1% to $4.6 million compared to $4.9 million for the second quarter of fiscal 2012.  This decrease is due to a decrease in average interest bearing liabilities of 3.7%, including a decrease in amortizing notes to $167.0 million as of March 31, 2013 compared to $193.5 million as of March 31, 2012, a decrease of $26.5 million or 13.7%.

Provision for Credit Losses.  The provision for credit losses in the second quarter of fiscal 2013 decreased to $8.5 million from $9.4 million in the second quarter of fiscal 2012, a decrease of $0.9 million or 9.6% and due primarily to the 4.5% decline in average aggregate finance receivables from March 31, 2012.  Net charge-offs decreased to $8.7 million in the second quarter of fiscal 2013 from $8.9 million in the second quarter of fiscal 2012, a decrease of $0.2 million or 2.2%.  The net charge-off ratio increased to 9.3% for the second quarter of fiscal 2013 compared to 9.1% for the second quarter of fiscal 2012. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-interest income, net.  Non-interest income, net consists of revenue from debt protection income, credit reinsurance premiums and related expenses, which were $0.6 million in the second quarter of fiscal 2013 compared to $1.2 million in the second quarter of fiscal 2012, a decrease of $0.6 million or 50.0%.  This decrease is due to a $0.7 million decline in debt protection income and a $0.1 million decrease in claims benefits and expenses.  The decline in debt protection income is due primarily to a decrease in the number of customers purchasing the product.

Non-interest expense.  Non-interest expense in the second quarter of fiscal 2013 was $11.3 million compared to $11.7 million for the second quarter of fiscal 2012, a decrease of $0.4 million or 3.4%.  Non-interest expenses decreased during the second quarter of fiscal 2013 due primarily to a $0.5 million decrease in management fees, the result of a 4.5% decline in average finance receivables.

Provision for Income Taxes.  The Company’s effective tax rate was 36.9% in the second quarter of fiscal 2013 compared to 39.5% in the second quarter of fiscal 2012, or a decrease of 2.6%.  This decrease is primarily due to a net favorable state tax audit settlement during the second quarter of fiscal 2013 and a change in state apportionment factors driven by a shift in business mix as a result of the mix of product revenue.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Total Finance Receivables.  Our aggregate finance receivables decreased 8.3% or $32.9 million, to $363.9 million on March 31, 2013 from $396.8 million on September 30, 2012.  Lower demand for military loans led to the decline in aggregate finance receivables from September 30, 2012.  Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty among our military customers regarding the future size of the United States Military.  Our primary supplier of loans, CBD, saw a 1.6% or $2.9 million decrease in military loan originations during the first six months of fiscal 2013 compared to the first six months of fiscal 2012.  Our acquisition of retail installment contracts decreased during the first six months of fiscal 2013 by $3.6 million or 26.6% compared to the first six months of fiscal 2012 and was due primarily to a reduction in the number of retail merchant locations.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 97.7% of our total revenue for the first six months of fiscal 2013 compared to 95.4% for the first six months of fiscal 2012. Interest income and fees decreased to $56.0 million in the first six months of fiscal 2013 from $57.2 million for the first six months of fiscal 2012, a decrease of $1.2 million or 2.1%.  The decrease was due primarily due to a decline in aggregate average finance receivables of 4.3%.

Interest Expense.  Interest expense in the first six months of fiscal 2013 decreased 6.1% to $9.3 million compared to $9.9 million for the first six months of fiscal 2012.  This decrease is due to a decrease in average interest bearing liabilities of 6.1%, including a decrease in amortizing notes to $167.0 million as of March 31, 2013 compared to $193.5 million as of March 31, 2012, a decrease of $26.5 million or 13.7%.

Provision for Credit Losses.  The provision for credit losses in the first six months of fiscal 2013 increased to $17.5 million from $17.0 million in the first six months of fiscal 2012, an increase of $0.5 million or 2.9%.  Net charge-offs increased to $17.7 million in the first six months of fiscal 2013 from $15.6 million in the first six months of fiscal 2012, an increase of $2.1 million or 13.5%.  The net charge-off ratio increased to 9.2% for the first six months of fiscal 2013 compared to 7.7% for the first six months of fiscal 2012. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-interest income, net.  Non-interest income, net consists of revenue from debt protection income, credit reinsurance premiums and related expenses, which were $1.3 million in the first six months of fiscal 2013 compared to $2.7 million in the first six months of fiscal 2012, a decrease of $1.4 million or 51.9%.  This decrease is due to a $1.3 million decline in debt protection income and a $0.1 million increase in claims benefits and expenses.  The decline in debt protection income is due primarily to a decrease in the number of customers purchasing the product.

Non-interest expense.  Non-interest expense in the first six months of fiscal 2013 was $22.7 million compared to $23.4 million for the first six months of fiscal 2012, a decrease of $0.7 million or 3.0%.  Non-interest expenses decreased during the first six months of fiscal 2013 due primarily to a $0.9 million decrease in management fees, the result of a 4.3% decline in average finance receivables.

Provision for Income Taxes.  The Company’s effective tax rate was 38.3% in the first six months of fiscal 2013 compared to 39.2% in the first six months of fiscal 2012, or a decrease of 0.9%.  This decrease is primarily due to a net favorable state tax audit settlement during the first six months of fiscal 2013 and a change in state apportionment factors driven by a shift in business mix as a result of the mix of product revenue.

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

	March 31,	September 30,	March 31,
	2013	2012	2012

Total finance receivables	$363,899,629	$396,803,008	$380,956,691
Total finance receivables balances 60 days or more past due	14,082,859	15,227,343	12,526,295
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	3.87%	3.84%	3.29%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivable portfolio. We utilize a statistical model based on potential credit risk trends incorporating historical factors to estimate losses.  These results and management’s judgment are used to estimate inherent losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of a loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.  See our Annual Report “Part I—Item 1A—Risk Factors.”

Military Loans.  Our charge-off policy is to charge off military loans at 180 days past due, on a recency delinquency basis, or earlier if management deems it appropriate.  Charge-offs can occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  Generally, loans purchased or originated by us are structured so that the entire amount is repaid prior to a customer’s estimated separation from the military. When purchasing loans, however, we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for CBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans.  Another source of loss is when a customer declares bankruptcy.  As of March 31, 2013 and September 30, 2012, we had approximately $10.6 million, or 2.9% of our total portfolio, and $9.8 million, or 2.5% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  As of March 31, 2012, we had approximately $9.4 million, or 2.5% of our total portfolio from customers who had advised us of their separation from the military prior to repaying their loan.  Military loans net charge-offs, from customers who had advised us of their separation from the military, were $5.1 million and represented 58.1% of net charge-offs in the second quarter of fiscal 2013 compared to $4.4 million and 49.3% in the second quarter of fiscal 2012.  Military loans net charge-offs, from customers who had advised us of their separation from the military, were $10.2 million and represented 57.7% of net charge-offs in the first six months of fiscal 2013 compared to $8.3 million and 48.9% in the first six months of fiscal 2012.  See our Annual Report “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Military loans:
Military loans charged-off	$9,289,349	$9,435,824	$18,545,194	$16,519,574
Less recoveries	953,139	998,509	1,600,181	1,713,870
Net charge-offs	$8,336,210	$8,437,315	$16,945,013	$14,805,704
Average military receivables (1)	$351,432,942	$362,301,455	$359,345,619	$370,111,308
Percentage of net charge-offs to average military receivables (annualized)	9.49%	9.32%	9.43%	8.00%

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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Retail installment contracts:
Retail installment contracts charged-off	$513,301	$614,665	$934,940	$993,925
Less recoveries	124,821	118,426	216,041	207,970
Net charge-offs	$388,480	$496,239	$718,899	$785,955
Average retail installment contract receivables (1)	$25,240,026	$32,247,295	$26,640,035	$33,372,003
Percentage of net charge-offs to average retail installment contract receivables (annualized)	6.16%	6.16%	5.40%	4.71%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Balance, beginning of period	$29,050,000	$26,296,255	$29,000,000	$25,396,255
Finance receivables charged-off	9,802,650	10,050,489	19,480,134	17,513,499
Less recoveries	1,077,960	1,116,935	1,816,222	1,921,840
Net charge-offs	8,724,690	8,933,554	17,663,912	15,591,659
Provision for credit losses	8,524,690	9,433,553	17,513,912	16,991,658
Balance, end of period	$28,850,000	$26,796,254	$28,850,000	$26,796,254

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Average total finance receivables (1)	$376,672,968	$394,548,750	$385,985,654	$403,483,311
Provision for credit losses	8,524,690	9,433,553	$17,513,912	$16,991,658
Net charge-offs	8,724,690	8,933,554	$17,663,912	$15,591,659
Net charge-offs as a percentage of average total finance receivables (annualized)	9.27%	9.06%	9.15%	7.73%
Allowance for credit losses	$28,850,000	$26,796,254	$28,850,000	$26,796,254
Allowance as a percentage of average total finance receivables	7.66%	6.79%	7.47%	6.64%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Loan Acquisition

Asset growth is the most important factor in determining our future revenues.  In connection with purchasing the loans, we pay CBD a fee in the amount of $30.00 for each military consumer loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  Our loan acquisitions decreased for the first six months of fiscal 2013 to $186.7 million from $193.3 million in the first six months of fiscal 2012 due to lower demand for military loans and reductions in our retail merchant locations.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Total loans acquired:
Gross balance	$72,062,981	$73,313,194	$186,725,451	$193,263,784
Number of finance receivable notes	21,984	21,935	57,954	56,927
Average note amount	$3,278	$3,342	$3,222	$3,395

Military loans:
Gross balance	$70,496,720	$67,856,448	$176,726,738	$179,647,730
Number of finance receivable notes	21,367	19,507	53,216	50,723
Average note amount	$3,299	$3,479	$3,321	$3,542

Retail installment contracts:
Gross balance	$1,566,261	$5,456,746	$9,998,713	$13,616,054
Number of finance receivable notes	617	2,428	4,738	6,204
Average note amount	$2,539	$2,247	$2,110	$2,195

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  This amount is generally cash used in investing activities.  Cash provided by investing activities in the first six months of fiscal 2013 was approximately $9.7 million and cash used in financing activities was $24.0 million, which was funded from $15.6 million in operating activities.  Cash provided by investing activities in the first six months of fiscal 2012 was approximately $4.0 million and cash used in financing activities was $20.9 million, which was funded by operating activities of $27.4 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our Secured Senior Lending Agreement, dated June 12, 2009 (the “SSLA”).   With the ongoing uncertainty in the financial markets and the general economic conditions, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of March 31, 2013 of $10.7 million from withdrawing banks who previously participated in the Senior Lending Agreement (“SLA”) or SSLA.

On January 11, 2013, the SEC declared effective our post-effective amendment to our registration statement originally filed with the Securities and Exchange Commission in January 2011 (“2013 Registration Statement”).  Pursuant to this 2013 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2014, unless terminated earlier at our discretion.  As of March 31, 2013, we have issued 433 investment notes in conjunction with this offering since 2011 with an aggregate value of $26.7 million.

Senior Indebtedness - Bank Debt.  On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the SLA, dated as of June 9, 1993, as subsequently amended and restated.

As of March 31, 2013, we had $187.6 million of senior debt outstanding, compared to $205.7 million at September 30, 2012, a decrease of $18.1 million, or 8.8%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  The term of the current SSLA ends on March 31, 2014 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  As of March 31, 2013, we could request up to $94.8 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of March 31, 2013 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $20.6 million as of March 31, 2013, compared to $19.5 million at September 30, 2012, an increase of $1.1 million, or 5.6%.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 5.0%, whichever is greater.  Interest on borrowings was 5.0% at March 31, 2013 and 2012.

As of March 31, 2013, the lenders have indicated a willingness to participate in fundings up to an aggregate of $330.6 million during the next 12 months, a decrease of $11.7 million from September 30, 2012, of which $167.0 million is currently outstanding.  Included in this amount are borrowings of $10.7 million from withdrawing banks who previously participated in the SLA or SSLA.

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

Senior Indebtedness Table - Bank Debt.  As of March 31, 2013 and September 30, 2012, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

	March 31,	September 30,
	2013	2012

Revolving credit line:
Total facility	$45,250,000	$45,250,000
Balance, end of period	20,565,000	19,450,000
Maximum available credit (1)	24,685,000	25,800,000

Term notes: (2)
Voting banks	$251,750,000	$251,750,000
Withdrawing banks	10,746,604	16,500,354
Non-voting banks	22,875,762	28,784,604
Total facility	$285,372,366	$297,034,958
Balance, end of period	167,003,694	186,230,677
Maximum available credit (1)	118,368,672	110,804,281

Total revolving and term notes: (2)
Voting banks	$297,000,000	$297,000,000
Withdrawing banks	10,746,604	16,500,354
Non-voting banks	22,875,762	28,784,604
Total facility	$330,622,366	$342,284,958
Balance, end of period	187,568,694	205,680,677
Maximum available credit (1)	143,053,672	136,604,281
Credit facility available (3)	94,834,699	102,714,990
Percent utilization of voting banks	68.1%	65.4%
Percent utilization of the total facility	56.7%	60.1%

(1) Maximum available credit assumes proceeds in excess of the amounts shown below under “Credit facility available” are used to increase qualifying finance receivables and all terms of the SSLA are met, including maintaining a senior indebtedness to consolidated net receivable ratio of not more than 80.0%.

(2) Includes 48-month amortizing term notes.

(3) Credit facility available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net notes receivable ratio of 80.0%.

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  During the second quarter of fiscal 2013, there were no borrowings or repayments on this debt.  As of March 31, 2013 and September 30, 2012, there was no outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of March 31, 2013, we had outstanding $65.2 million of these notes (with accrued interest), which includes a $0.2 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.01%.  Included in the $65.2 million is approximately $26.7 million of funds from our most recent offering.  See discussion in “Item No.1 Notes to Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by accounting principles generally accepted in the United States of America.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 5.00% in accordance with our SSLA.  The prime rate as of March 31, 2013 was 3.25%.  The prime rate would need to increase more than 175 basis points to have any effect on our borrowing rate for our revolving grid notes.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 6.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of March 31, 2013 was 0.82%.  The 90 day moving average rate of treasury notes would need to increase by 273 basis points to affect our amortizing notes.  A 10% increase or decrease in the prime rate or the 90 day moving average rate of treasury notes would not have any effect on our earnings.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On March 27, 2013, PSLF, Inc. (“PSLF”), a wholly owned subsidiary of the Company that purchases consumer loans originated by the CBD, filed a petition for legal review in Fulton County, Georgia Superior Court against the Georgia Department of Insurance (Office of the Industrial Loan Commissioner) and Ralph T. Hudgens, Industrial Loan Commissioner (the “Commissioner”), in his official capacity.  The petition seeks judicial review of the decision by the Commissioner (the “Orders”) that concluded that PSLF is subject to licensure under the Georgia Industrial Loan Act (the “Georgia Act”).  The Orders also sought to impose interest rate limits on loans that are expressly exempt from the Georgia Act.  PSLF claims that the Georgia Act is inapplicable to its purchase of loans originated by the CBD and the Orders violate numerous provisions of Federal Law and the United States Constitution.  PSLF requests that the court reverse the Orders and issue an order declaring that the Georgia Act does not apply to PSLF’s purchase of loans originated by the CBD and, in the alternative, if the court determines that the Georgia Act does apply to PSLF, that the Georgia Act is unconstitutional as applied to PSLF.

ITEM 1A.  Risk Factors

In our 2012 Annual Report on Form 10-K, we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  There have been no material changes from the risk factors disclosed in our 2012 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2013, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the Securities and Exchange Commission in January 2011 (“2013 Registration Statement”).  Pursuant to this 2013 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2014, unless terminated earlier at our discretion.   As of March 31, 2013, we have issued 433 investment notes in conjunction with this offering since 2011 with an aggregate value of $26.7 million.

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
101*

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 13, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and six months ended March 31, 2013 and March 31, 2012, (ii) the Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012, (iii) the Consolidated Statement of Cash Flows for the six months ended March 31, 2013 and March 31, 2012 and (iv) Notes to Consolidated Financial Statements.

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer,	May 13, 2013
Thomas H. Holcom, Jr.	Chairman and Director
(Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	May 13, 2013
Laura V. Stack	Treasurer, Asst. Secretary and
Director (Principal Financial
Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101*

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 13, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and six months ended March 31, 2013 and March 31, 2012, (ii) the Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012, (iii) the Consolidated Statement of Cash Flows for the six months ended March 31, 2013 and March 31, 2012 and (iv) Notes to Consolidated Financial Statements.

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing