Form 10-Q
period 2013-06-30
PIONEER FINANCIAL SERVICES INC
filed 2013-08-13
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2013
Common Stock, no par value	One Share

As of August 13, 2013, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

As of June 30, 2013 and September 30, 2012

(unaudited)

	June 30,	September 30,
	2013	2012
ASSETS

Cash and cash equivalents - non-restricted	$5,580,122	$2,136,520
Cash and cash equivalents - restricted	624,598	727,857
Investments - restricted	—	1,024,134
Investments - non-restricted	2,029,029	3,360,773
Gross finance receivables	363,717,951	396,803,008
Less:
Unearned fees and premiums	(20,588,545)	(35,892,490)
Allowance for credit losses	(29,000,000)	(29,000,000)
Net finance receivables	314,129,406	331,910,518

Furniture and equipment, net	415,374	565,027
Net deferred tax asset	13,637,264	13,377,298
Prepaid and other assets	9,918,590	7,913,040
Deferred acquisition costs	2,846,653	5,485,083
Goodwill	31,474,280	31,474,280
Intangibles, net	4,224,800	5,504,600

Total assets	$384,880,116	$403,479,130

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks	$36,500,000	$19,450,000
Accounts payable	493,903	536,919
Accrued expenses and other liabilities	6,003,291	9,898,053
Amortizing term notes	173,797,843	186,230,677
Investment notes	64,943,389	67,428,441

Total liabilities	281,738,426	283,544,090

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	13,837	58,410
Retained earnings	16,733,653	33,482,430

Total stockholder’s equity	103,141,690	119,935,040

Total liabilities and stockholder’s equity	$384,880,116	$403,479,130

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Operations

For the three and nine months ended June 30, 2013 and 2012

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest income and fees	$26,738,913	$27,438,245	$82,698,555	$84,628,095

Interest expense	4,380,269	4,641,469	13,701,858	14,508,016

Net interest income before provision for credit losses	22,358,644	22,796,776	68,996,697	70,120,079
Provision for credit losses	8,475,649	7,854,009	25,989,561	24,845,666
Net interest income	13,882,995	14,942,767	43,007,136	45,274,413

Non-interest income, net
Debt protection, insurance premiums earned and other income	344,439	985,909	1,676,137	3,729,954
Total non-interest income, net	344,439	985,909	1,676,137	3,729,954

Non-interest expense
Management and record keeping services fees	8,762,659	9,621,261	28,117,517	29,846,097
Professional and regulatory fees	784,852	278,859	1,860,212	921,536
Amortization of intangibles	426,600	558,900	1,279,800	1,676,700
Other operating expenses	793,073	869,126	2,211,582	2,249,448
Total non-interest expense	10,767,184	11,328,146	33,469,111	34,693,781

Income before income taxes	3,460,250	4,600,530	11,214,162	14,310,586
Provision for income taxes	1,403,563	870,589	4,373,244	4,678,428
Net income	$2,056,687	$3,729,941	$6,840,918	$9,632,158

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

For the three and nine months ended June 30, 2013 and 2012

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$2,056,687	$3,729,941	$6,840,918	$9,632,158
Other comprehensive loss:
Unrealized losses on investment securities available for sale, gross	(37,403)	(16,880)	(68,573)	(71,914)
Tax benefit	13,091	5,908	24,000	25,170
Total other comprehensive loss, net of tax	(24,312)	(10,972)	(44,573)	(46,744)
Total comprehensive income	$2,032,375	$3,718,969	$6,796,345	$9,585,414

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Stockholder’s Equity

For the nine months ended June 30, 2013 and 2012

(unaudited)

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income

Balance, September 30, 2011	$114,737,162	$86,394,200	$28,228,440	$114,522
Total comprehensive income	9,585,414	—	9,632,158	(46,744)
Dividends paid to parent	(4,908,340)	—	(4,908,340)	—
Balance, June 30, 2012	$119,414,236	$86,394,200	$32,952,258	$67,778

Balance, September 30, 2012	$119,935,040	$86,394,200	$33,482,430	$58,410
Total comprehensive income	6,796,345	—	6,840,918	(44,573)
Dividends paid to parent	(23,589,695)	—	(23,589,695)	—
Balance, June 30, 2013	$103,141,690	$86,394,200	$16,733,653	$13,837

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the nine months ended June 30, 2013 and 2012

(unaudited)

	Nine Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$6,840,918	$9,632,158
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	25,989,561	24,845,666
Depreciation and amortization	1,378,759	1,723,656
Gain on investments sold - non-restricted	(35,304)	—
Deferred income taxes	(235,966)	(1,398,046)
Interest accrued on investment notes	1,934,967	1,682,483
Changes in:
Accounts payable and accrued expenses	(3,937,778)	(1,496,330)
Deferred acquisition costs	2,638,430	561,120
Unearned premium reserves	(6,137,793)	1,208,003
Prepaids and other assets	(2,005,550)	1,797,945

Net cash provided by operating activities	26,430,244	38,556,655

Cash flows from investing activities:
Finance receivables purchased from affiliate	(173,631,427)	(175,769,271)
Finance receivables purchased from retail merchants	(10,232,072)	(18,249,478)
Finance receivables repaid	181,792,843	183,527,223
Capital expenditures	(5,234)	(37,005)
Change in restricted cash	103,259	(25,861)
Investments matured and sold - non-restricted	2,313,196	1,100,000

Net cash provided by/(used in) investing activities	340,565	(9,454,392)

Cash flows from financing activities:
Net borrowings under lines of credit	17,050,000	—
Proceeds from borrowings	55,301,185	54,048,945
Repayment of borrowings	(72,088,697)	(77,024,477)
Dividends paid to parent	(23,589,695)	(4,908,340)

Net cash used in financing activities	(23,327,207)	(27,883,872)

Net increase in cash and equivalents	3,443,602	1,218,391

Cash and cash equivalents - non-restricted, Beginning of period	2,136,520	1,256,841

Cash and cash equivalents - non-restricted, End of period
	$5,580,122	$2,475,232

Additional cash flow information:
Interest paid	$12,160,926	$12,674,036
Income taxes paid	$6,769,204	$7,525,807

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and September 30, 2012 and for the three and nine months ended June 30, 2013 and June 30, 2012

(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated.  We were acquired on May 31, 2007 by MidCountry Financial Corp, a Georgia corporation (“MCFC”) as a wholly owned subsidiary (the “Transaction”).  In the opinion of the management of the Company, these financial statements reflect all normal and recurring adjustments necessary to present fairly these consolidated financial statements in accordance with generally accepted accounting principles.

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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the third quarter of fiscal 2013, we purchased $107.6 million of military loans from CBD compared to $113.0 million during the third quarter of fiscal 2012.  We acquired $1.3 million in retail installment contracts during the third quarter of fiscal 2013 compared to $6.1 million during the third quarter of fiscal 2012.  Approximately 35.9% of the amount of loans we purchased in the third quarter of fiscal 2013 were refinancings of outstanding loans compared to 28.8% during the third quarter of fiscal 2012.

In the normal course of business, we receive some customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables and the corresponding accrued interest receivable. There were no Federal Government Allotment System payments received in advance of the payment due dates on June 30, 2013 or September 30, 2012.

The following table represents finance receivables for the periods presented:

	June 30,	September 30,
	2013	2012

Finance Receivables:
Military loans	$344,429,981	$369,361,165
Retail installment contracts	19,287,970	27,441,843
Gross finance receivables	363,717,951	396,803,008

Less:
Net deferred loan fees and dealer discounts	(9,999,739)	(19,843,416)
Unearned debt protection fees and insurance premium reserves	(6,936,043)	(13,073,836)
Debt protection claims and policy reserves	(3,652,763)	(2,975,238)
Total unearned fees and premiums	(20,588,545)	(35,892,490)

Finance receivables - net of unearned fees and premiums	343,129,406	360,910,518

Allowance for credit losses	(29,000,000)	(29,000,000)

Net finance receivables	$314,129,406	$331,910,518

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the period presented:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2012
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
Allowance for credit losses:
Balance, beginning of period	$27,641,939	$1,208,061	$28,850,000	$24,570,278	$2,225,977	$26,796,255
Finance receivables charged-off	(8,590,513)	(651,848)	(9,242,361)	(7,840,504)	(434,168)	(8,274,672)
Recoveries	829,733	86,979	916,712	686,074	84,589	770,663
Provision	7,935,172	540,477	8,475,649	7,710,824	143,185	7,854,009
Balance, end of period	$27,816,331	$1,183,669	$29,000,000	$25,126,672	$2,019,583	$27,146,255

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2013			June 30, 2012
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total

Allowance for credit losses:
Balance, beginning of period	$27,457,355	$1,542,645	$29,000,000	$22,970,255	$2,426,000	$25,396,255
Finance receivables charged-off	(27,135,707)	(1,586,788)	(28,722,495)	(24,360,076)	(1,428,093)	(25,788,169)
Recoveries	2,429,914	303,020	2,732,934	2,399,944	292,559	2,692,503
Provision	25,064,769	924,792	25,989,561	24,116,549	729,117	24,845,666
Balance, end of period	$27,816,331	$1,183,669	$29,000,000	$25,126,672	$2,019,583	$27,146,255

Finance receivables	$344,429,981	$19,287,970	$363,717,951	$359,593,782	$29,156,637	$388,750,419
Allowance for credit losses	(27,816,331)	(1,183,669)	(29,000,000)	(25,126,672)	(2,019,583)	(27,146,255)
Balance, net of allowance	$316,613,650	$18,104,301	$334,717,951	$334,467,110	$27,137,054	$361,604,164

The accrual of interest income is suspended when a full payment (95% or more of the monthly payment amount) on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds 60 days of interest charges. Non-performing assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days, on a recency basis (95% or more of the contracted payment amount has not been received for 30 days after the last full payment).  As of June 30, 2013, we had $8.7 million in military loans and $1.0 million in retail installment contracts that were non-performing assets compared to $10.3 million in military loans and $1.0 million in retail installment contracts as of September 30, 2012.

We did not have any finance receivables greater than 90 days past due accruing interest as of June 30, 2013 or 2012.  The accrual of interest is resumed and the account is considered current, when a full payment is received.  We consider a loan impaired after 180 days past due and it is removed from our finance receivable portfolio and charged against income.  We do not restructure troubled debt as a form of curing delinquencies.

The following table reflects the amount of accrued interest receivable for non-performing loans as of the periods presented:

	June 30,	September 30,
	2013	2012

Total accrued interest receivable	$8,503,289	$7,376,775

Accrued interest on non-performing assets:
Military loans	645,539	631,330
As percent of total accrued interest receivable	7.6%	8.6%

Retail installment contracts	30,496	13,060
As percent of total accrued interest receivable	0.4%	0.2%

Total accrued interest on non-performing assets	$676,035	$644,390

Total non-performing as a percent of total accrued interest	8.0%	8.7%

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

The following reflects the credit quality of the Company’s finance receivables:

	June 30,	September 30,
	2013	2012
Total finance receivables:
Gross balance	$363,717,951	$396,803,008
Performing	353,983,997	385,494,584
Non-performing (90 days delinquent)	9,733,954	11,308,424
Non-performing loans as a percent of gross balance	2.68%	2.85%

Military loans:
Gross balance	$344,429,981	$369,361,165
Performing	335,702,410	359,107,844
Non-performing (90 days delinquent)	8,727,571	10,253,321
Non-performing loans as a percent of gross balance	2.53%	2.78%

Retail installment contracts:
Gross balance	$19,287,970	$27,441,843
Performing	18,281,587	26,386,740
Non-performing (90 days delinquent)	1,006,383	1,055,103
Non-performing loans as a percent of gross balance	5.22%	3.84%

Past due finance receivables as of June 30, 2013 and September 30, 2012 are as follows:

	Age Analysis of Past Due Finance Receivables
	As of June 30, 2013
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables

Finance receivables:
Military loans	$4,054,794	$8,727,571	$12,782,365	$331,647,616	$344,429,981
Retail installment contracts	361,256	1,006,383	1,367,639	17,920,331	19,287,970
Total	$4,416,050	$9,733,954	$14,150,004	$349,567,947	$363,717,951

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2012
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables

Finance receivables:
Military loans	$3,538,602	$10,253,321	$13,791,923	$355,569,242	$369,361,165
Retail installment contracts	380,317	1,055,103	1,435,420	26,006,423	27,441,843
Total	$3,918,919	$11,308,424	$15,227,343	$381,575,665	$396,803,008

Additionally, CBD uses our underwriting criteria, which were developed from our past customer credit repayment experience and are periodically evaluated based on current portfolio performance.  These criteria require the following:

•                  All borrowers are primarily active duty, or career retired U.S. military personnel or U.S. Defense Department employees;

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

NOTE 3:  GOODWILL AND INTANGIBLES

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired. Goodwill and intangible assets as of June 30, 2013 and September 30, 2012 are as follows:

	June 30, 2013			September 30, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(9,420,575)	$1,579,425	$11,000,000	$(8,881,052)	$2,118,948
Agent relationships	700,000	(566,558)	133,442	700,000	(525,464)	174,536
Vendor relationships	1,700,000	(1,375,396)	324,604	1,700,000	(1,275,244)	424,756
Trade name	7,000,000	(4,853,292)	2,146,708	7,000,000	(4,373,880)	2,626,120
Technology	4,000,000	(3,959,379)	40,621	4,000,000	(3,839,760)	160,240

Total amortizable intangibles	$24,400,000	$(20,175,200)	$4,224,800	$24,400,000	$(18,895,400)	$5,504,600

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Amortization expense was $0.4 million and $0.6 million in the third quarter of fiscal 2013 and fiscal 2012, respectively. Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ended	Annual Amortization
September 30,	Expense

July - September 2013	$426,200
2014	1,243,000
2015	1,027,000
2016	847,000
2017	681,600

Total	$4,224,800

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill at September 30, 2012, and determined that there was no impairment as the estimated fair value substantially exceeded the carrying value.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the fiscal quarter ended June 30, 2013, the Company determined there were no events or changes in circumstances that would trigger impairment testing of goodwill or amortizable intangible assets.

NOTE 4: RELATED PARTY TRANSACTIONS

We entered into an amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD in June 2013.  Under the LSMS Agreement, we buy military loans that CBD originates and receive management and recordkeeping services from CBD. The following table represents the related party transactions associated with this agreement and other related party transactions for the periods presented.

	For the three months ended		For the nine months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Loan purchasing:
Loans purchased from CBD	$64,056,168	$68,035,887	$173,631,427	$175,769,271

Management and record keeping services:
Monthly servicing to CBD (1)	$7,379,084	$8,162,450	$23,930,856	$25,471,663
Monthly relationship fee to CBD (2)	1,214,043	1,271,311	3,642,129	3,811,934
Monthly management fee to MCFC (3)	169,532	187,500	544,532	562,500
Total management and record keeping services	$8,762,659	$9,621,261	$28,117,517	$29,846,097

Other transactions:
Fees paid to CBD in connection with loans purchased ($30.00 each loan purchased)	$910,920	$886,200	$2,507,400	$2,407,890
Tax payments	1,355,862	743,912	6,769,204	7,525,807
Dividends paid to MCFC	21,105,802	925,908	23,589,695	4,908,340
Expenses reimbursed to MCFC	381,478	186,483	691,588	559,449

(1) Monthly servicing fee to CBD was 0.68% of outstanding principal for the three months ended June 30, 2013.  Prior to April 1, 2013, the monthly servicing fee was 0.7% of outstanding principal.

(2) Monthly relationship fee to CBD is equal to $2.82 for each loan owned at the prior fiscal year end.

(3) $750,000 annual maximum for fiscal years 2013 and 2012.

NOTE 5:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND INVESTMENTS

A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. Fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. No readily available market exists for a significant portion of the Company’s financial instruments. Fair value estimates for these instruments are based on judgments regarding current economic conditions, interest rate risk characteristics, loss experience, and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates.

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

	June 30, 2013		September 30, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$5,580,122	$5,580,122	$2,136,520	$2,136,520
Cash and cash equivalents - restricted	624,598	624,598	727,857	727,857
Investments - restricted	—	—	1,024,134	1,024,134
Investments - non-restricted	2,029,029	2,029,029	3,360,773	3,360,773
Net finance receivables	314,129,406	311,983,470	331,910,518	331,950,198

Financial liabilities:
Amortizing term notes	$173,797,843	$174,425,720	$186,230,677	$186,232,408
Investment notes	64,943,389	65,205,676	67,428,441	67,604,603

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

For the first nine months of fiscal 2013 and fiscal year ended September 30, 2012 there were no significant transfers in or out of Levels 1, 2 or 3.

The following table represents our recurring valuations of restricted investments as of June 30, 2013 and September 30, 2012:

	June 30, 2013				September 30, 2012
	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Restricted investments:
U.S. government bonds	$—	$—	$—	$—	$983,144	$40,990	$—	$1,024,134
Total restricted investments	$—	$—	$—	$—	$983,144	$40,990	$—	$1,024,134

During the first nine months of fiscal 2013 and fiscal year ended September 30, 2012, we did not recognize any material realized gains or losses or receive proceeds from sales on restricted investments.  In the third quarter of fiscal 2013, the Company received authorization, pursuant to applicable insurance regulations, to transfer $1.0 million in book value of U.S. government bonds from restricted to non-restricted.

The following table represents our recurring valuations of non-restricted investments as of June 30, 2013 and September 30, 2012:

	June 30, 2013				September 30, 2012
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Non-restricted investments:
Certificates of deposit	$100,000	$—	$—	$100,000	$594,000	$—	$—	$594,000
U.S. government bonds	1,907,740	21,289	—	1,929,029	2,717,902	48,871	—	2,766,773
Total non-restricted investments	$2,007,740	$21,289	$—	$2,029,029	$3,311,902	$48,871	$—	$3,360,773

(1)  The net unrealized gain on investments of $21,289 net of tax of $7,452 represents the accumulated other comprehensive income of $13,837.

During the first nine months of fiscal 2013, the Company received $1.0 million in proceeds from the sale of U.S. government bonds and realized a gain of $0.04 million.  In fiscal 2012, we did not recognize any material realized gains or losses or receive proceeds from sales on non-restricted investments.

NOTE 6:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2014 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA or the SLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the lenders that are a party to the SSLA may choose to make loans to us in the future.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of June 30, 2013, we could request up to $72.9 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of June 30, 2013 the lenders have indicated a willingness to participate in fundings up to an aggregate of $325.7 million during the next 12 months, including $210.3 million that is currently outstanding. Included in this amount are borrowings of $8.8 million from withdrawing banks that previously participated in the SLA or SSLA.

Our SSLA allows additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA as “non-voting bank(s).”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of June 30, 2013, the principal balance outstanding to non-voting banks under the SSLA was $19.9 million.

On June 21, 2013, the Company entered into the thirty sixth amendment (the “Amendment”) to the SSLA.  The Amendment (i) permitted the declaration and payment of a $20.0 million one-time unrestricted dividend from the Company to MCFC on or before June 30, 2013; (ii) amended the revolving credit line interest rate to be 4% or prime, whichever is greater, for all new borrowings after June 21, 2013; (iii) amended the amortizing term notes interest rate to be 5.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever is greater, for all new borrowings after June 21, 2013; and (iv) consented to the amended and restated LSMS Agreement.  A one-time dividend of $20.0 million was paid to MCFC on June 28, 2013 and funded through the revolving credit line.  Prior to June 21, 2013, the interest rate on the revolving credit line was 5% or prime, whichever was greater, and the interest rate on amortizing notes was 6.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever was greater.

All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the quarter ended June 30, 2013, we incurred $0.1 million in uncommitted availability fees.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our net finance receivables unless otherwise required by generally accepted accounting principles, (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our net finance receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required capital may be distributed as a dividend.  As of June 30, 2013, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $64.9 million, which includes a $0.2 million purchase adjustment at June 30, 2013, and $67.4 million, which includes a $0.3 million purchase adjustment at September 30, 2012.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $50,759 and $53,539, with a weighted interest rate of 9.09% and 9.06% at June 30, 2013 and September 30, 2012, respectively.

On January 11, 2013, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2013 Registration Statement”).  Pursuant to this 2013 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2014, unless terminated earlier at our discretion.  As of

June 30, 2013, we have issued 469 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.2 million.

Subordinated Debt - Parent

Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of June 30, 2013 and September 30, 2012 we did not have an outstanding balance.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) as of June 30, 2013, follows:

	Amortizing Notes	Amortizing Notes	Amortizing Notes
	SSLA Lenders	Withdrawing Banks	Non-Voting Banks	Investment Notes	Total
2013	$15,774,516	$1,599,962	$3,067,989	$1,641,159	$22,083,626
2014	53,512,766	4,280,324	12,284,314	11,189,961	81,267,365
2015	42,357,007	2,618,090	4,224,060	14,837,518	64,036,675
2016	25,809,789	327,805	280,090	15,056,274	41,473,958
2017	7,661,131	—	—	5,161,177	12,822,308
2018 and beyond	—	—	—	16,831,491	16,831,491
Total	$145,115,209	$8,826,181	$19,856,453	$64,717,580	$238,515,423

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

Overview

We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  We purchase consumer loans, on a worldwide basis, made primarily to active-duty, career retired U.S. military personnel or U.S. Department of Defense employees.  We purchase primarily from two different types of sources.  Our largest source of military loans is the Consumer Banking Division (“CBD”) of MidCountry Bank (“MCB”), a federally chartered stock savings bank and wholly owned subsidiary of MCFC, an affiliate who originates military loans through a network of loan production offices and via the Internet. Military personnel use these loan proceeds to purchase goods and services.  In June 2013, we entered into an Amended and Restated Non-Recourse Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD that outlines the terms of the sale and servicing of these loans.  We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We plan to hold these military loans and retail installment contracts until repaid.

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the third quarter of fiscal 2013, the average size of a loan when acquired was $3,529 and had an average term of 29 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the growth and quality of finance receivables we are able to acquire from CBD or retail merchants.

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

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  Loan repayment terms are typically structured to repay the entire loan prior to the customer’s estimated separation from the military. However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average note amount for military loans purchased from CBD in the third quarter of 2013 was $3,542 with an average term of 29 months.

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record.  An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce.  Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws.  Underwriting guidelines are used at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay.  These guidelines are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance.  CBD uses these guidelines to predict the relative likelihood of credit applicants repaying their obligation.  We purchase loans made to consumers who fit our lending criteria.  The amount and interest rate of the military loan or retail sales finance transaction purchased are set by CBD or the retail merchant based upon our underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we purchase a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 35.9% of the amount of military loans we purchased in the third quarter of fiscal 2013 were refinancings of outstanding loans compared to 28.8% during the third quarter of fiscal 2012.

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

Retail Installment Contracts.  We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 122 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts typically have maximum terms of 48 months.

Management and Recordkeeping Services

We have retained CBD to provide management and recordkeeping services in accordance with the LSMS Agreement.  CBD services our finance receivables and we pay fees for these management and recordkeeping services.  Also, as part of its compensation for performing these management and recordkeeping services, CBD retains a portion of ancillary revenue, including late charges and insufficient funds fees, associated with these loans and retail installment contracts.  On June 21, 2013, the Company entered into an amended and restated LSMS Agreement with CBD.  For the period April 1, 2013 to March 31, 2014, we will pay CBD a monthly servicing fee in an amount equal to 0.68% (8.14% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month.  After March 31, 2014, the monthly servicing fee is 0.43% (5.14% annually).  The fee can be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index.  Prior to April 1, 2013, we paid a monthly fee equal to 0.7% (8.4% annually).  We also pay an annual relationship fee of $33.86 for each loan and retail installment contract owned by us at the end of the prior fiscal year.  The relationship fee for July 1, 2013 through September 30, 2013 is based on the Company’s portfolio as of June 20, 2013.  After September 30, 2013 the relationship fee will be based on the Company’s portfolio on the last day of the fiscal year.

In addition, this quarter, we paid CBD $0.9 million in fees connected with CBD origination of the military loans, the same as the third quarter in fiscal 2012.

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

Sources of Income

We generate revenues primarily from interest income earned on the military loans purchased from CBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earn revenues from debt protection fees. For purposes of the following discussion, “revenues” means the sum of our finance income and debt protection premiums and fees.

The liability we establish for possible losses related to our debt protection operations and the corresponding charges to our income to maintain this amount are actuarially evaluated annually and we consider this amount adequate.  If our debt protection customers are killed, injured, divorced, unexpectedly discharged or have not received their pay, we will have payment obligations.

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts purchased from our network of retail merchants.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	June 30,	September 30,
	2013	2012

Finance receivables:
Total finance receivables balance	$363,717,951	$396,803,008
Average note balance	$2,763	$2,767
Total number of notes	131,642	143,419

Military loans:
Total military loans	$344,429,981	$369,361,165
Percent of total finance receivables	94.70%	93.08%
Average note balance	$2,919	$2,949
Number of notes	118,004	125,267

Retail installment contracts:
Total retail installment contract	$19,287,970	$27,441,843
Percent of total finance receivables	5.30%	6.92%
Average note balance	$1,414	$1,512
Number of notes	13,638	18,152

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Total finance receivables balance	$363,717,951	$388,750,419	$363,717,951	$388,750,419
Average total finance receivables (1)	360,627,470	387,503,212	377,532,926	398,156,612
Average interest bearing liabilities (1)	252,775,510	262,492,180	260,029,633	274,605,910
Total interest income and fees	26,738,913	27,438,245	82,698,555	84,628,095
Total interest expense	4,380,269	4,641,469	13,701,858	14,508,016

(1)  Averages are computed using month-end balances and exclude any early allotment payments.

Results of Operations and Financial Condition

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Total Finance Receivables.  Our aggregate finance receivables decreased 6.5% or $25.1 million, to $363.7 million on June 30, 2013 from $388.8 million on June 30, 2012 due to lower demand for military loans, a decline in ancillary product sales and a reduced number of locations in our retail merchant network.  Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty among our military customers regarding the future of the United States Military.  Our primary supplier of loans, CBD, saw a 4.8% or $5.4 million decrease in military loan originations during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.  Our acquisition of retail installment contracts decreased during the third quarter of fiscal 2013 by $4.8 million or 78.3% compared to the third quarter of fiscal 2012 and was due primarily to a reduced number of locations in our retail merchant network.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 98.7% of our total revenue for the third quarter of fiscal 2013 compared to 96.5% for the third quarter of fiscal 2012. Interest income and fees decreased to $26.7 million in the third quarter of fiscal 2013 from $27.4 million for the third quarter of fiscal 2012, a decrease of $0.7 million or 2.6%.  The decrease was due primarily to a decline in aggregate average finance receivables of 6.9%.

Interest Expense.  Interest expense in the third quarter of fiscal 2013 decreased 4.3% to $4.4 million compared to $4.6 million for the third quarter of fiscal 2012.  This decrease is due to a decrease in average interest bearing liabilities of 3.7%, including a decrease in amortizing notes to $173.8 million as of June 30, 2013 compared to $185.9 million as of June 30, 2012, a decrease of $12.1 million or 6.5%.

Provision for Credit Losses.  The provision for credit losses in the third quarter of fiscal 2013 increased to $8.5 million from $7.9 million in the third quarter of fiscal 2012, an increase of $0.6 million or 7.6%.  Net charge-offs increased to $8.3 million in the third quarter of fiscal 2013 from $7.5 million in the third quarter of fiscal 2012, an increase of $0.8 million or 10.7%.  The net charge-off ratio increased to 9.2% for the third quarter of fiscal 2013 compared to 7.8% for the third quarter of fiscal 2012. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Income, net.  Non-interest income, net consists of revenue from debt protection income and related expenses, which were $0.3 million in the third quarter of fiscal 2013 compared to $1.0 million in the third quarter of fiscal 2012, a decrease of $0.7 million or 70.0%.  This decrease is due primarily to a $1.2 million decline in debt protection income and partially offset by a $0.6 million decrease in claims benefits and expenses.  The decline in debt protection income is due primarily to a decrease in the number of customers purchasing the product.

Non-Interest Expense.  Non-interest expense in the third quarter of fiscal 2013 was $10.8 million compared to $11.3 million for the third quarter of fiscal 2012, a decrease of $0.5 million or 4.4%.  Non-interest expenses decreased during the third quarter of fiscal 2013 due primarily to a $0.9 million decrease in management fees which is the result of a 6.9% decline in average finance receivables, as well as a decrease in the amortization of intangibles of $0.1 million. These decreases were partially offset by an increase in legal expenses and the reimbursement of shared services with MCFC in accordance with the amended Secured Senior Lending Agreement (the “SSLA”).

Provision for Income Taxes.  The Company’s effective tax rate was 41.0% in the third quarter of fiscal 2013 compared to 18.9% in the third quarter of fiscal 2012, or an increase of 22.1%.  This increase is primarily due to the recording of a $0.5 million net decrease in uncertain tax positions (“UTP”) for fiscal 2012 and a $0.1 million increase in UTP for fiscal 2013.  These reserve adjustments relate to the expiration of tax statutes of limitations and the redetermination of state apportionment factors related to previously filed state tax returns.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Total Finance Receivables.  Our aggregate finance receivables decreased 8.3% or $33.1 million, to $363.7 million on June 30, 2013 from $396.8 million on September 30, 2012.  Lower demand for military loans and a decline in ancillary product sales led to the decline in aggregate finance receivables from September 30, 2012.  Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty among our military customers regarding the future size of the United States Military.  Our primary supplier of loans, CBD, saw a 2.8% or $8.3 million decrease in military loan originations during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.  Our acquisition of retail installment contracts decreased during the first nine months of fiscal 2013 by $8.4 million or 42.6% compared to the first nine months of fiscal 2012 and was due primarily to a reduction in the number of participants in our retail merchant network.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 98.0% of our total revenue for the first nine months of fiscal 2013 compared to 95.8% for the first nine months of fiscal 2012. Interest income and fees decreased to $82.7 million in the first nine months of fiscal 2013 from $84.6 million for the first nine months of fiscal 2012, a decrease of $1.9 million or 2.3%.  The decrease was due primarily to a decline in aggregate average finance receivables of 5.2%.

Interest Expense.  Interest expense in the first nine months of fiscal 2013 decreased 5.5% to $13.7 million compared to $14.5 million for the first nine months of fiscal 2012.  This decrease is due to a decrease in average interest bearing liabilities of 5.3%, including a decrease in amortizing notes to $173.8 million as of June 30, 2013 compared to $185.9 million as of June 30, 2012, a decrease of $12.1 million or 6.5%.

Provision for Credit Losses.  The provision for credit losses in the first nine months of fiscal 2013 increased to $26.0 million from $24.8 million in the first nine months of fiscal 2012, an increase of $1.2 million or 4.8%.  Net charge-offs increased to $26.0 million in the first nine months of fiscal 2013 from $23.1 million in the first nine months of fiscal 2012, an increase of $2.9 million or 12.6%.  The net charge-off ratio increased to 9.2% for the first nine months of fiscal 2013 compared to 7.7% for the first nine months of fiscal 2012. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Income, net.  Non-interest income, net consists of revenue from debt protection income and related expenses, which were $1.7 million in the first nine months of fiscal 2013 compared to $3.7 million in the first nine months of fiscal 2012, a decrease of $2.0 million or 54.1%.  This decrease is primarily due to a $2.4 million decline in debt protection income and partially offset by a $0.6 million decrease in claims benefits and expenses.  The decline in debt protection income is due primarily to a decrease in the number of customers purchasing the product.

Non-Interest Expense.  Non-interest expense in the first nine months of fiscal 2013 was $33.5 million compared to $34.7 million for the first nine months of fiscal 2012, a decrease of $1.2 million or 3.5%.  Non-interest expenses decreased during the first nine months of fiscal 2013 due primarily to a $1.7 million decrease in management fees which is the result of a 5.2% decline in average finance receivables, as well as a decrease in the amortization of intangibles of $0.4 million. These decreases were partially offset by an increase in legal expenses and the reimbursement of shared services with MCFC in accordance with the amended SSLA agreement.

Provision for Income Taxes.  The Company’s effective tax rate was 39.0% in the first nine months of fiscal 2013 compared to 32.7% in the first nine months of fiscal 2012, or an increase of 6.3%.  This increase is primarily due to the recording of a $0.5 million net decrease in UTP for fiscal 2012 and a $0.1 million increase in UTP for fiscal 2013.  The reserve adjustments related to the expiration of tax statutes of limitations and the redetermination of state apportionment factors related to previously filed state tax returns.

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

	June 30,	September 30,	June 30,
	2013	2012	2012

Total finance receivables	$363,717,951	$396,803,008	$388,750,419
Total finance receivables balances 60 days or more past due	14,150,004	15,227,343	13,920,973
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	3.89%	3.84%	3.58%

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

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Military loans:
Military loans charged-off	$8,590,513	$7,840,504	$27,135,707	$24,360,076
Less recoveries	829,733	686,074	2,429,914	2,399,944
Net charge-offs	$7,760,780	$7,154,430	$24,705,793	$21,960,132
Average military receivables (1)	$340,079,739	$357,854,277	$352,923,659	$366,025,631
Percentage of net charge-offs to average military receivables (annualized)	9.13%	8.00%	9.33%	8.00%

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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Retail installment contracts:
Retail installment contracts charged-off	$651,848	$434,168	$1,586,788	$1,428,093
Less recoveries	86,979	84,589	303,020	292,559
Net charge-offs	$564,869	$349,579	$1,283,768	$1,135,534
Average retail installment contract receivables (1)	$20,547,731	$29,648,935	$24,609,267	$32,130,981
Percentage of net charge-offs to average retail installment contract receivables (annualized)	11.00%	4.72%	6.96%	4.71%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Former Military.  As of June 30, 2013 and September 30, 2012, we had approximately $11.3 million, or 3.1% of our total portfolio, and $9.8 million, or 2.5% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  As of June 30, 2012, we had approximately $10.0 million, or 2.6% of our total portfolio from customers who had advised us of their separation from the military prior to repaying their loan.  Military loans net charge-offs, from customers who had advised us of their separation from the military, were $5.1 million and represented 61.6% of net charge-offs in the third quarter of fiscal 2013 compared to $4.5 million and 59.7% in the third quarter of fiscal 2012.  Military loans net charge-offs, from customers who had advised us of their separation from the military, were $15.4 million and represented 59.1% of net charge-offs in the first nine months of fiscal 2013 compared to $12.3 million and 53.3% in the first nine months of fiscal 2012.  See our Annual Report “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Balance, beginning of period	$28,850,000	$26,796,255	$29,000,000	$25,396,255
Finance receivables charged-off	9,242,361	8,274,672	28,722,495	25,788,169
Less recoveries	916,712	770,663	2,732,934	2,692,503
Net charge-offs	8,325,649	7,504,009	25,989,561	23,095,666
Provision for credit losses	8,475,649	7,854,009	25,989,561	24,845,666
Balance, end of period	$29,000,000	$27,146,255	$29,000,000	$27,146,255

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Average total finance receivables (1)	$360,627,470	$387,503,212	$377,532,926	$398,156,612
Provision for credit losses	8,475,649	7,854,009	$25,989,561	$24,845,666
Net charge-offs	8,325,649	7,504,009	$25,989,561	$23,095,666
Net charge-offs as a percentage of average total finance receivables (annualized)	9.23%	7.75%	9.18%	7.73%
Allowance for credit losses	$29,000,000	$27,146,255	$29,000,000	$27,146,255
Allowance as a percentage of average total finance receivables	8.04%	7.01%	7.68%	6.82%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Loan Acquisition

Asset growth is the most important factor in determining our future revenues.  In connection with purchasing the loans, we pay CBD a fee in the amount of $30.00 for each military consumer loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  Our loan acquisitions decreased for the first nine months of fiscal 2013 to $295.6 million from $312.4 million in the first nine months of fiscal 2012 due to lower demand for military loans and reductions in our retail merchant locations.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Total loans acquired:
Gross balance	$108,888,688	$119,100,652	$295,614,139	$312,364,436
Number of finance receivable notes	30,852	32,377	88,806	89,304
Average note amount	$3,529	$3,679	$3,329	$3,498

Military loans:
Gross balance	$107,559,196	$112,963,995	$284,285,934	$292,611,725
Number of finance receivable notes	30,364	29,540	83,580	80,263
Average note amount	$3,542	$3,824	$3,401	$3,646

Retail installment contracts:
Gross balance	$1,329,492	$6,136,657	$11,328,205	$19,752,711
Number of finance receivable notes	488	2,837	5,226	9,041
Average note amount	$2,724	$2,163	$2,168	$2,185

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  This amount is generally cash used in investing activities.  Cash provided by investing activities in the first nine months of fiscal 2013 was approximately $0.3 million and cash used in financing activities was $23.3 million, which was funded from $26.4 million in operating activities.  Cash used in investing activities in the first nine months of fiscal 2012 was approximately $9.5 million and cash used in financing activities was $27.9 million, which was funded by operating activities of $38.6 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our SSLA.  With the ongoing uncertainty in the financial markets and the general economic conditions, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of June 30, 2013 of $8.8 million from withdrawing banks who previously participated in the Senior Lending Agreement (“SLA”) or SSLA.

Our SSLA lenders have been informed that MidCountry Bank has reviewed and responded to a letter from the Office of the Comptroller of the Currency (“OCC”) (the “OCC Letter”) regarding certain former business practices of the CBD that the OCC believes may violate Section 5 of the Federal Trade Commission Act (the “FTC Act”).  MidCountry Bank has responded to the OCC that it does not believe the former business practices rose to the level of a violation of law, and to date has not received further correspondence from the OCC regarding such response.  Because the SSLA is an uncommitted facility, individual banks that are party to this agreement have no obligation to make any future loans to us.  If our lenders perceive that as a result of the OCC Letter, the CBD’s ability to originate and service consumer loans will be adversely affected, or any financial or other consumer remediation must be made by MidCountry Bank, one or more of our lenders may choose to reduce or cease their participation.  As a result, we may experience diminished availability under the SSLA.  See “Part II, Item 1.  Risk Factors.”

On January 11, 2013, the SEC declared effective our post-effective amendment to our registration statement originally filed with the Securities and Exchange Commission in January 2011 (“2013 Registration Statement”).  Pursuant to this 2013 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2014, unless terminated earlier at our discretion.  As of June 30, 2013, we have issued 469 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.2 million.

Senior Indebtedness - Bank Debt.  On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the SLA, dated as of June 9, 1993, as subsequently amended and restated.  On June 21, 2013, the Company entered into the thirty sixth amendment to the SSLA, which 1) permitted the declaration and payment of a $20.0 million one-time unrestricted dividend from the Company to MCFC on or before June 30, 2013; 2) amended the revolving credit line interest rate to be 4% or prime, whichever is greater, for all new borrowings after June 21, 2013; 3) amended the amortizing term notes interest rate to be 5.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever is greater, for all new borrowings after June 21, 2013; and 4) consented to the amended and restated LSMS Agreement.  A one-time dividend of $20.0 million was paid to MCFC on June 28, 2013.  Prior to June 21, 2013, the interest rate on the revolving credit line was 5% or prime, whichever was greater, and the interest rate on amortizing notes was 6.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever was greater.

As of June 30, 2013, we had $210.3 million of senior debt outstanding, compared to $205.7 million at September 30, 2012, an increase of $4.6 million, or 2.2%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  The term of the current SSLA ends on March 31, 2014 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  As of June 30, 2013, we could request up to $72.9 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of June 30, 2013 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $36.5 million as of June 30, 2013, compared to $19.5 million at September 30, 2012, an increase of $17.0 million, or 87.2%.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.

As of June 30, 2013, the lenders have indicated a willingness to participate in fundings up to an aggregate of $325.7 million during the next 12 months, a decrease of $16.6 million from September 30, 2012, of which $210.3 million is currently outstanding.  Included in this amount are borrowings of $8.8 million from withdrawing banks who previously participated in the SLA or SSLA.

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

Senior Indebtedness Table - Bank Debt.  As of June 30, 2013 and September 30, 2012, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

	June 30,	September 30,
	2013	2012

Revolving credit line:
Total facility	$45,250,000	$45,250,000
Balance, end of period	36,500,000	19,450,000
Maximum available credit (1)	8,750,000	25,800,000

Term notes: (2)
Voting banks	$251,750,000	$251,750,000
Withdrawing banks	8,826,181	16,500,354
Non-voting banks	19,856,453	28,784,604
Total facility	$280,432,634	$297,034,958
Balance, end of period	173,797,843	186,230,677
Maximum available credit (1)	106,634,791	110,804,281

Total revolving and term notes: (2)
Voting banks	$297,000,000	$297,000,000
Withdrawing banks	8,826,181	16,500,354
Non-voting banks	19,856,453	28,784,604
Total facility	$325,682,634	$342,284,958
Balance, end of period	210,297,843	205,680,677
Maximum available credit (1)	115,384,791	136,604,281
Credit facility available (3)	72,889,355	102,714,990
Percent utilization of voting banks	75.5%	65.4%
Percent utilization of the total facility	64.6%	60.1%

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

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  During the third quarter of fiscal 2013, there were no borrowings or repayments on this debt.  As of June 30, 2013 and September 30, 2012, there was no outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of June 30, 2013, we had outstanding $64.9 million of these notes (with accrued interest), which includes a $0.2 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.09%.  Included in the $64.9 million is approximately $28.2 million of funds from our most recent offering.  See discussion in “Item 1 Notes to Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 4.00% in accordance with our SSLA.  The prime rate as of June 30, 2013 was 3.25%.  The prime rate would need to increase more than 75 basis points to have any effect on our borrowing rate for our revolving grid notes.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 5.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of June 30, 2013 was 0.67%.  The 90 day moving average rate of treasury notes would need to increase by 188 basis points to affect our amortizing notes.  A 10% increase or decrease in the prime rate or the 90 day moving average rate of treasury notes would not have any effect on our earnings.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”) is subject to legal proceedings and claims that arise in the ordinary course of business. During the period covered by this quarterly report, there were no legal proceedings brought against the Company nor were there material changes in current legal proceedings that management feels would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 1A.  Risk Factors

In addition to the risk factor discussed below, you should carefully consider the risk factors discussed in “Part I - Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect our business, financial condition and/or future operating results.  The risks described in our Annual Report and below are not the only risks we face.  Our results of operations, financial position, cash flow, business and our ability to pay interest and principal on our outstanding investment notes could be harmed by any of the following risks or risks that are not presently known to us or that we currently deem immaterial.  The risks described below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We have included the following risk factor to take into account recent developments related to the Consumer Banking Division (“CBD”) of MidCountry Bank (“MCB”).  To the extent that risks and uncertainties directly affect CBD, such risks and uncertainties may have an impactful indirect effect on our results of operations, financial position, cash flow and business.

The CBD is subject to extensive laws, regulations and governmental supervision by federal and state agencies in the conduct of business operations, which regulations are costly, time consuming and intended to protect borrowers and depositors.  The CBD’s failure, or perceived failure, to comply with regulatory policies and rules could result in further restrictions on our business, damage our reputation, and have an adverse effect on our business, results of operations, and financial condition.

The CBD, as a division of MidCountry Bank, a federal savings bank, is supervised by the Office of the Comptroller of the Currency (the “OCC”).  MidCountry Bank’s lending is also subject to regulation by federal and certain state finance and consumer protection authorities, and various laws and judicial and administrative decisions imposing various requirements and restrictions on operations.  These regulations are primarily designed to protect depositors, borrowers and the financial system as a whole.

On June 24, 2013, MidCountry Bank received a letter from the OCC (the “OCC Letter”) regarding certain former business practices of MidCountry Bank that the OCC believes may have violated Section 5 of the FTC Act.  On July 31, 2013, MidCountry Bank responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law.  Nevertheless, in its response letter, MidCountry Bank did propose certain potential methods of financial remediation to certain customers, if deemed necessary by the OCC, while emphasizing that it believes that the former business practices did not rise to the level of a violation of law.  Because a proposal was articulated and was estimable, MidCountry Bank recorded a contingent liability in the amount of $5 million.  The amount of this liability is subject to change as discussions with the OCC continue.

MidCountry Bank is working with the OCC to address the issues raised in the OCC Letter.  Any final resolution of these issues could result in penalties for MidCountry Bank, subject MidCountry Bank to liability for prior compliance matters relating to marketing and sales practices beyond the contingent liability that it has established, damage MidCountry Bank’s reputation and/or negatively impact MidCountry Bank’s ability to originate loans.  If any of these consequences were to occur, it could have an adverse material impact on MidCountry Bank’s and our financial condition, business and results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2013, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the Securities and Exchange Commission in January 2011 (“2013 Registration Statement”).  Pursuant to this 2013 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2014, unless terminated earlier at our discretion.  As of June 30, 2013, we have issued 469 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.2 million.

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
10.1

Amendment No. 36 dated June 21, 2013, to Secured Lending Agreement dated as of June 12, 2009, among Pioneer Financial Services, Inc., the listed lenders and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8- K filed with the SEC on June 27, 2013).

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101*

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and nine months ended June 30, 2013 and June 30, 2012, (ii) the Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, (iii) the Consolidated Statement of Cash Flows for the nine months ended June 30, 2013 and June 30, 2012 and (iv) Notes to Consolidated Financial Statements.

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

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer and	August 13, 2013
Thomas H. Holcom, Jr.	Chairman (Duly Authorized
Officer)

/s/ Laura V. Stack	Chief Financial Officer,	August 13, 2013
Laura V. Stack	Treasurer and Asst. Secretary
(Principal Financial Officer
and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Amendment No. 36 dated June 21, 2013, to Secured Lending Agreement dated as of June 12, 2009, among Pioneer Financial Services, Inc., the listed lenders and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 to Form 8- K filed with the SEC on June 27, 2013).

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101*

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and nine months ended June 30, 2013 and June 30, 2012, (ii) the Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, (iii) the Consolidated Statement of Cash Flows for the nine months ended June 30, 2013 and June 30, 2012 and (iv) Notes to Consolidated Financial Statements.

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