Form 10-K
period 2013-09-30
PIONEER FINANCIAL SERVICES INC
filed 2013-12-23
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2013
Common Stock, no par value	One Share

As of September 30, 2013, one share of the Registrant’s common stock is outstanding.  The market value of voting and non-voting common equity held by non-affiliates is zero and the registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-K

September 30, 2013

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (“report”) contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements, except as required by federal securities laws.

ITEM 1.                                                BUSINESS

General

Pioneer Financial Services, Inc. (“PFS”), a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  PFS, with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), purchases consumer loans and retail installment contracts, on a worldwide basis, made primarily to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We intend to hold these consumer loans and retail installment contracts until repaid.

We purchase consumer loans and retail installment contracts primarily from two different sources.  Our largest source of consumer loans is the Consumer Banking Division (“CBD”) (formerly known as the Military Banking Division and Pioneer Military Lending Division) of MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of our parent, MCFC.  Historically CBD originated these consumer loans through a network of loan production offices and via the Internet.  Military customers use loan proceeds to purchase consumer goods and services.  We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  In October 2013, CBD closed its loan production offices to focus resources on internet and retail efforts to grow the business.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

As of September 30, 2013, Thomas H. Holcom, Jr., Chairman of the Board of Directors (the “Board”) and Chief Executive Officer, Joseph B. Freeman, President and Chief Operating Officer, and Laura V. Stack, Chief Financial Officer, were our executive officers and are responsible for our policy-making decisions.  None of these officers are compensated by us.  Mr. Holcom is an employee of MCFC, while Mr. Freeman and Ms. Stack are employees of CBD.  CBD and MCFC provide compensation and remuneration for services to these executive officers and all the employees of CBD or MCFC (with respect to Mr. Holcom, Jr.).  We pay fees to CBD for management and record keeping services.  On December 18, 2013, Mr. Holcom, Jr. notified us that he intends to resign from his positions with PFS effective January 2, 2014.  The Board has appointed Joseph B. Freeman as the Chief Executive Officer of PFS and Robert F. Hatcher as the Chairman of the Board effective January 2, 2014.  On December 18, 2014, the sole shareholder elected Timothy L. Stanley as a director of PFS and to serve as Vice Chairman of the Board.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained CBD as our primary supplier of loans.  We entered into the Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD whereby we purchase loans originated by CBD and CBD services these loans on our behalf.  Under the LSMS Agreement, PFS has the exclusive right to purchase loans originated by CBD that meet our lending criteria (which was developed from our past customer credit repayment experience and is periodically revalidated based on current portfolio performance).  These criteria require the following:

•                  All borrowers are primarily active-duty, career retired U.S. military personnel or U.S. Department of Defense employees;

•                  All potential borrowers must complete standardized credit applications online via the Internet; and

•                  A review must be conducted on all applicants’ military service history.

To the extent CBD originates loans under these underwriting criteria, we have the exclusive right to purchase such loans.  Loans purchased from CBD are referred to as “military loans.”  See “Item 1A—Risk Factors.”

Loan Purchasing

General.  We have more than 26 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by CBD when originating loans in this market.

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average customer loan balance was $2,817 at September 30, 2013, repayable in equal monthly installments and with an average remaining term of 16 months.

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

As a customer service, we purchase a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 34.9% of the amount of military loans we purchased in fiscal 2013 were refinancing of outstanding loans.

Military Loans Purchased from CBD.   We purchase military loans from CBD if they meet our lending criteria.  We have granted CBD rights to use our lending criteria and extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted CBD rights to use our underwriting model and lending system; however, we retained ownership of this model and the lending system.  Using our model and system, CBD originates these loans directly over the Internet.  Military loans typically have maximum terms of 48 months and an average origination amount of approximately $3,400.  We pay a $30.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs.

Retail Installment Contracts.  We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 120 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts typically have maximum terms of 48 months and an average origination amount of approximately $2,200.

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

On June 21, 2013, we entered into an amended and restated LSMS Agreement with CBD.  For the period April 1, 2013 to March 31, 2014, we pay CBD a monthly servicing fee in an amount equal to 0.68% (8.14% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month.  After March 31, 2014, the monthly servicing fee is 0.43% (5.14% annually).  The fee may be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index (“CPI”).  Prior to April 1, 2013, we paid a monthly fee equal to 0.7% (8.4% annually).  We also pay an annual relationship fee of $33.86 for each loan and retail installment contract owned by us at the end of the prior fiscal year.  The relationship fee for July 1, 2013 through September 30, 2013 is based on our portfolio as of June 20, 2013.  After September 30, 2013 the relationship fee will be based on our portfolio on the last day of the fiscal year.  The fee may be adjusted annually on the basis of the annual increase or decrease in the CPI.

To facilitate CBD’s servicing of the military loans and retail installment contracts, we have granted CBD (i) the non-exclusive rights to use certain intellectual property, including our trade names and service marks, and (ii) the right to use our Daybreak loan processing system (“Daybreak”) and related hardware and software. We have also granted CBD non-exclusive rights to market additional products and services to our customers. We retain all other borrower relationships.

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

Debt Protection Product

In June of 2010, CBD began offering a debt protection product to customers.  This product replaced the credit insurance products previously offered to customers.  If our customers are killed, injured, divorced, unexpectedly discharged or have not received their pay, we will have payment obligations.  The liability we establish for possible claims related to debt protection operations and the corresponding charges to noninterest income, net to maintain this amount are evaluated quarterly.  See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Sources of Income—Non-interest income, net.”

Reinsurance Operations

Prior to June 2010, one of our subsidiaries reinsured substantially all of the credit life, credit accident and health insurance policies sold by CBD on behalf of Assurant Group, an unaffiliated insurance carrier.  This line of business provided us with an additional source of income from the earned reinsurance premiums.  If a customer is killed, injured or becomes ill, including during war, our subsidiary will have payment obligations.  The liability we may have for possible losses related to our reinsurance operations and the corresponding charges to our income to maintain this amount are immaterial to our overall business.  See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Sources of Income—Non-interest income, net.”  In June 2010, CBD ceased selling reinsurance products.

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

Financial Reform Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and many provisions became effective on July 21, 2011.  This financial reform law has changed the current regulatory environment and has affected the lending, deposit, investment, trading and operating activities of financial and depositary institutions and their holding companies and affiliates.  See “Item 1A.  Risk Factors.”

Reinsurance Regulations

Our reinsurance subsidiary is subject to laws and regulations of the insurance authorities in the State of Nevada.  These regulations cover such matters as its capitalization, reserve requirements, affiliate transactions, and permitted investments.  They also place restrictions on the amount of dividends that the reinsurance subsidiary can pay to us and requires us to maintain a certain capital structure.  As of September 30, 2013, the reinsurance subsidiary had the ability to pay us up to $1.3 million in dividends pursuant to these laws and regulations.

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

Compliance

We have procedures and controls in place to monitor compliance with laws and regulations.  However, because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors, we may, from time to time, inadvertently violate these laws and regulations.  If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.  Furthermore, changes in these laws and regulations could require changes in the way we conduct our business, and we cannot predict the impact such changes would have on our profitability.

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

Competition also varies by delivery system and geographic region. For example, some competitors deliver their services exclusively via the Internet, while others exclusively through a branch network.  In addition, CBD competes with other banks and consumer finance companies on the basis of overall pricing of loans, including interest rates and fees and general convenience of obtaining the loan.

Employee Relations

CBD employees perform services for us and we pay management and record keeping services fees to CBD.  We had no employees as of September 30, 2013.  We do engage certain consultants on a contract basis.

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

ITEM 1A. — Risk Factors

Our operations are subject to a number of risks, including but not limited to those described below. If any of the following risks actually occur, our business, financial condition or operating results and our ability to repay the notes could be materially adversely affected.

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

We, as a wholly owned subsidiary of a thrift holding company, and CBD, as a division of a federal savings bank, are currently supervised by the Office of the Comptroller of the Currency (the “OCC”) and regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Our loan purchasing operations, CBD’s lending operations and our retail merchants are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on operations, including the requirement to obtain and maintain certain licenses and qualifications. These regulations are primarily designed to protect depositors, borrowers and the financial system as a whole. We are also regulated by state and federal securities regulators, and will continue to be as long as our investment notes are outstanding. These laws and regulations govern or affect, among other things:

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

Changes to statutes, regulations or regulatory policies, including interpretation, implementation and enforcement of statutes, regulations or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we and CBD may offer and increasing the ability of competitors to offer competing financial services and products. Compliance with these regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. Because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors, we and CBD may, from time to time, inadvertently violate these laws, regulations and policies, as each are interpreted by our regulators. If we and CBD do not successfully comply with laws, regulations or policies, our compliance costs could increase, our operations could be limited and we may suffer damage to our reputation. If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult. Furthermore, changes in these laws and regulations could require changes in the way we and CBD conduct our business and we cannot predict the impact such changes would have on our profitability.

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

In June 2013, MCB received a letter from the OCC (the “OCC Letter”) regarding certain former business practices of CBD that the OCC alleged violated Section 5 of the FTC Act. In July 2013, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law. Nevertheless, in its response letter, MCB did propose certain potential methods of financial remediation to certain customers, if deemed necessary by the OCC. At that time, MCB recorded an accrual in the amount of $5 million. Management for MCB believes that it is probable that it will be required to make remediation payments above the $5 million accrual; however, MCB management is unable to reasonably estimate the potential additional exposure as no information has been received from the OCC nor is able to predict when such information could be expected from the OCC. Therefore, MCB has not increased the $5 million accrual recorded in June 2013; however, the amount of this accrual is subject to change as discussions with the OCC continue.

Any final resolution of these issues could have a material impact on MCB’s financial condition and results of operations which could impact our business, financial condition and results of operations.

As long as our investment notes are outstanding, we are subject to federal and state securities laws and regulations and failure to comply with or changes in such laws and regulations may adversely affect us or increase substantially the disclosure required by us.

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

Under the current regulatory environment, financial institutions and their non-banking affiliates are subject to significantly increased legislation oversight and regulation. We expect this oversight and regulation of our business and our affiliates’ businesses to continue to expand in scope and complexity. Accordingly, as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve, the OCC and the Consumer Financial Protection Bureau (the “CFPB”) have increased the scope of their examinations of banks, holding companies and their non-banking affiliates. In connection with these examinations, regulators have begun identifying areas in which lenders could improve lending practices and disclosures to borrowers in connection with charging fees, collecting accounts and offering financial products, among other practices.

We are working diligently to institute best practices and to improve clarity and transparency to existing and potential customers. However, a wide and increasing array of banking and consumer lending laws apply to almost every aspect of our business. This coupled with the uncertainty of the meaning of regulations issued in connection with the Dodd-Frank Act and the need for additional rule making creates ambiguity as to whether the charging of fees, offering of financial products and certain other practices were done in a sufficiently transparent manner.

In August 2012 as a part of their annual exam of MCB, the OCC asked questions regarding compliance with consumer protection regulations.  MCB timely responded to those questions in September 2012.  Based on its review of the responsive information, the OCC sent a letter to MCB, dated June 24, 2013, requesting additional information regarding compliance matters and asserting certain violations of laws and regulations with respect to past sales and marketing practices in the Nevada branch and loan production offices of the CBD.  The letter seeks additional information to enable the OCC to determine what, if any, action might be taken at MCB.  As a result, CBD is likely to be subject to penalties and liability for prior operating activities. In addition, any formal action by the OCC would damage CBD’s reputation and adversely impact CBD’s ability to originate loans. If these consequences were to occur, it would have an adverse material impact on CBD’s and our financial condition, business and results of operations.

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

States and the federal government may also seek to impose new requirements or interpret or enforce existing requirements in new ways. For example, the application of general principles of equity relating to the protection of consumers and the interpretation of whether a practice is unfair or deceptive may vary in the future. Changes in current laws or regulations or the implementation of new laws or regulations in the future may restrict our or CBD’s ability to continue current methods of operation or expand operations. Additionally, changes to these laws and regulations, or the enforcement thereof, could subject us or CBD to liability for prior operating activities or lower or eliminate the profitability of operations going forward by, among other things, reducing the amount of interest and fees that we may charge in connection with our loans.

Changes in laws or regulations, and the enforcement thereof, may have an adverse effect on our overall business, results of operations, and financial condition, even in the event that the direct impact of any such change is felt only by CBD. Changes in laws or regulations, or the enforcement thereof, which impacts the ability of CBD to offer financial products or impacts the profitability of such products will likely have a material adverse effect on our overall business, results of operations, and financial condition.

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

Certain provisions of the Dodd-Frank Act have had an impact on us, and such impact has been, and will continue to be significant. The Dodd-Frank Act eliminated the OTS, which was the primary federal regulator for MCB and its affiliates, including our parent, which is a thrift holding company. Oversight of federally chartered thrift institutions, like MCB, has been transferred to the OCC, the primary federal regulator for national banks. The Federal Reserve now has exclusive authority to regulate all bank and thrift holding companies and their non-bank subsidiaries. As a result, MCB and our parent are now subject to regulation and supervision by the OCC and Federal Reserve, respectively, instead of the OTS. These changes occurred on the Transfer Date. The application and administration of laws and regulations by the Federal Reserve and the OCC may vary, as compared to past application and administration by the OTS. It is possible that the OCC may regulate certain activities in ways that are more restrictive than the OTS has in the past. This has caused us to incur increased costs or become more restricted in certain activities than we have been in the past.

Under prior OTS regulations, our parent was not subject to specific capital requirements; however, the Dodd-Frank Act requires the Federal Reserve to create new regulatory capital requirements that our parent must achieve and maintain.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  The major provisions of the new rule applicable to MCB and MCFC are:

•                  The new rule implements higher minimum capital requirements, includes a new common equity tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets (“RWA”) requirements are a common equity tier 1 capital ratio of 4.5 percent and a tier 1 capital ratio of 6.0 percent, which is an increase from 4.0 percent, and a total capital ratio that remains at 8.0 percent. The minimum leverage ratio (tier 1 capital to total assets) is 4.0 percent. The new rule maintains the general structure of the current prompt corrective action (“PCA”) framework while incorporating these increased minimum requirements.

•                  The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions.  In addition, the new rule requires that most regulatory capital deductions be made from common equity tier 1 capital.

•                  Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA.  Phase-in of the capital conservation buffer requirements will begin on January 1, 2016.  A banking organization with a buffer greater than 2.5 percent would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5 percent would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•                  The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

While the Dodd-Frank Act has been signed into law and became effective on the Transfer Date, many provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict what the final form of those rules will be when fully implemented by the respective regulatory agencies. Certain aspects of the new legislation, including, without limitation, the costs of compliance with disclosure and reporting requirements and examinations, has had a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes would affect us. However, the regulatory burden and cost of compliance with the new federal regulations, and with state statutes and regulations which were previously preempted, has increased significantly.

The Dodd-Frank Act authorizes the CFPB to adopt rules and regulations that could potentially have an impact on our and CBD’s ability to offer short-term consumer loans and have an adverse effect on our operations and financial performance.

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

As a division of a federal savings bank, the CBD is exempt from state licensing and most state regulatory requirements. However, as a result of regulatory changes resulting from the Dodd- Frank Act, as an assignee of certain consumer loans originated by our affiliate, the CBD, we are subject to various state licensing requirements and certain state consumer protection laws. State regulators may assert that certain state statutes or regulations apply to us or to loans purchased by us from the CBD. State regulators may take actions against us seeking to enforce state statutes and regulations that could adversely affect our business (including reduced loan volume and damage to our reputation), results of operations, financial condition and cash flow.

We may experience reduced availability under the SSLA due to a decreased willingness to lend by our bank group as a result of any formal action by the OCC against the CBD.

We currently fund our operations in large part through bank debt.  We cannot guarantee that such financing will be available in the future.  Our bank debt is comprised of individual loans from lenders, which are party to our Secured Senior Lending Agreement (the “SSLA”). The SSLA is an uncommitted credit facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. No lender has an obligation to make any additional future loans to us. As of September 30, 2013, we could request up to $74.7 million in additional funds and remain in compliance with the terms of the SSLA. No lender has a contractual obligation to lend us these additional funds. In addition, we have borrowings of $15.1 million from withdrawing banks who previously participated in our credit facility.  If banks party to the SSLA chose not to make loans to us in the future due to any formal action by the OCC against the CBD or otherwise, our liquidity may be insufficient to satisfy our capital needs.  In such case, we may need to raise capital from other sources.  There is no assurance that alternative sources of liquidity will be available to us.

Defaults by MCFC or its subsidiaries, other than PFS, in their respective credit agreements may negatively impact our liquidity and reduce our availability under the SSLA due to a decreased willingness to lend by our bank group.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty.  MCFC guaranteed the bank debt and accrued interest under the SSLA in accordance with the terms of the Unlimited Continuing Guaranty.  MCFC also guarantees the bank debt of its other non-PFS subsidiaries.  The banks that are party to the SSLA may choose not to make loans to us in the future due to a default by MCFC or its other non-PFS subsidiaries, where MCFC is also the guarantor of their respective bank debt.  In such case, we may need to raise capital from other sources.  There is no assurance that alternative sources of liquidity will be available to us.  As of September 30, 2013, Heights Finance Holding Co, and its subsidiaries (collectively “Heights”), a non-PFS subsidiary of MCFC, was in technical default of its credit agreement as it relates to MCFC’s ultimate parent guarantee.  Heights entered into a Forbearance Agreement with its lenders that terminates on February 28, 2014.

We may experience limited availability of financing and fluctuation in our funding costs, as a result of continuing economic conditions.

Over the past few years, events in the debt markets and the economy generally have caused significant dislocations, illiquidity and volatility in the domestic and wider global financial markets. The downturn in the general economy has affected the financial strength of many banks and retailers. Any further economic downturn may adversely affect the financial resources of such. The profitability of our business and our ability to purchase loans currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future. With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some banks in our credit group that may reduce their ability to participate in the credit facility or may cause a decrease in their willingness to lend at the current levels. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources become restricted, we may need to raise capital from other sources.  There is no assurance that alternate sources of liquidity will be available to us.

MCFC is operating under confidential Memoranda of Understanding.

On February 26, 2009, MCFC entered into a Memorandum of Understanding (“MOU”) with its primary federal regulator to address certain concerns reflected in its regulatory report.  The MOU requires MCFC through its board to comply with the requirements of the MOU.  The MOU is an informal agreement and is not publicly available.  The provisions of the MOU restrict MCFC and may limit funds available to MCB to originate loans.  Non-compliance with the MOU could result in a formal enforcement action.  A formal enforcement action could have a material adverse impact on our business, results of operations, financial condition and cash flow and could require us to change our business model.

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

The demand for the products we and CBD offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products, or the availability of competing products. Should we or CBD fail to adapt to significant changes in customer demand for, or access to, our or CBD’s products, our revenues could decrease significantly and our operations could be harmed. Even if we and CBD do make changes to existing products or introduce new products to fulfill customer demand, customers may resist or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and by that time, it may be too late to make further modifications to such products without causing further harm to our business, results of operations, and financial condition.

Changes in government priorities may affect military spending, the size of the military, and laws regulating loans to military personnel, and our financial condition and results of operations could suffer as a result.

We purchase and own loans made to active duty United States military and Department of Defense employees. Changes in priorities may affect the amount that the United States government spends on defense and could cause the size of the United States military to decrease. In such an event, our customer base may suffer a corresponding contraction and our current military customers may face increased difficulties in repaying outstanding obligations. Further, any announced military drawdown, or even the perception by military personnel that a drawdown may in the future occur, may cause an immediate decrease in demand for our and CBD’s products. The occurrence of any of these events may have a material adverse impact on our business, financial condition, and results of operations.

In addition, certain federal laws and regulations impose limitations on loans made to active duty military personnel, active duty reservists, and members of the National Guard and their immediate families. Further regulation of lending to members of the military and their families will impact our business, results of operations, and financial condition.

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

In addition, in July 2013, the Dodd-Frank Act’s three-year moratorium on banks affiliated with non-financial businesses expired.  When the Dodd-Frank Act was enacted in 2010, a moratorium was imposed that prohibited the Federal Deposit Insurance Corporation from approving deposit insurance for certain banks controlled by non-financial commercial enterprises.  The expiration of the moratorium could result in an increase of traditionally non-financial enterprises entering the banking space, which could increase the number of our competitors.  There can be no assurance that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition and liquidity.

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

There is an inherent risk that a portion of the retail installment contracts that we hold will be in default or be subject to certain claims or defenses that the borrower may assert against the originator of the contract, or us as the holder of the contract. We face the risk that if high unemployment or adverse economic developments occur or continue in one or more of our markets, a large number of retail installment contracts will be in default. In addition, most of the borrowers under these contracts have some negative credit history. There can be no assurance that our allowance for credit losses will prove sufficient to cover actual losses in the future on these contracts.

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

Our success depends in large part on the retention of our key officers, including: Joseph B. Freeman, our current President and Chief Operating Officer and our Chief Executive Officer effective January 2, 2014, and Laura V. Stack, our Chief Financial Officer. Our key officers play a key role with CBD and the loss of one or more of such officers could have a material adverse impact to us. There is no assurance that we will be able to retain our current key officers or attract additional officers as needed.

In addition, under the SSLA, Change in Control is defined to include any date after which Mr. Freeman is no longer serving as the highest ranking officer position of PFS.  A Change in Control under the SSLA is an event of default.  If Mr. Freeman ceases to serve as the highest ranking officer of PFS, other than the result of his death or disability, the participating banks are no longer obligated to make further advances under the SSLA and may exercise their remedies under the SSLA for an event of default, including (subject to applicable cure periods), declaring the entire principal and interest due under the SSLA immediately due and payable.  There is no assurance that we will be able to retain Mr. Freeman or obtain relief from this provision of the SSLA from our lenders if he ceases serving as our highest ranking executive officer.

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

Our expenses and other costs will directly affect our earnings. Many factors can influence the amount of our expenses. As our business develops and changes, we expect additional expenses will arise from regulatory compliance, structural reorganization, and a reevaluation of business strategies. Other factors that can affect the amount of our expenses include those related to legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.

CBD and other vendors from which we purchase consumer loans and retail installment contracts have in place policies and procedures for underwriting, processing, and servicing loans and retail installment contracts which are subject to potential failure or circumvention, which may lead to greater loan delinquencies and charge-offs.

All of CBD’s underwriting activities and credit extension decisions are made at its Nevada branch. CBD trains their employees to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management, and customer relations. Although CBD has standardized employee manuals, CBD primarily relies on supervisors to train and supervise employees, rather than centralized or standardized training programs. Therefore, the quality of training and supervision may vary depending upon the amount of time apportioned to training and supervision and individual interpretations of operations policies and procedures. CBD cannot be certain that every loan is made in accordance with our underwriting standards and rules. CBD has in the past experienced some instances of loans extended that varied from our underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced.

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

Except as permitted by the SSLA, we have the exclusive rights to purchase all the loans made to U.S. active duty military, retired military and U.S. Department of Defense employees that are originated by CBD and that meet our business model, systems and our lending criteria. In addition, we have retained CBD to service all loans we own. However, CBD is not obligated to continue to use these lending criteria or business models indefinitely. CBD does have the right to modify these criteria, systems and models. CBD may also originate for its own account loans that are not deemed to be military loans made in the ordinary course of business as previously conducted by us. If CBD does modify the models significantly, we may not be willing to purchase such loans. No assurance can be given that if CBD does modify the lending criteria and business models and systems that these modifications would be successful, and such modifications may have a material adverse impact on our business, financial condition and results of operations.

A significant portion of CBD’s loan customers are active-duty military or federal government employees who could be instructed not to do business with CBD or us, our access to the Government Allotment System could be denied or the federal government could significantly reduce active duty forces.

When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level determine that CBD’s Internet site to be off limits, we and CBD would be unable to do new business with the potential customers they command or supervise. Additionally, approximately 42% of our borrowers make their monthly loan payments through the Government Allotment System. Military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing our credit risk on the loans we own. The federal government also establishes troop levels for our active duty military customers and we could be adversely affected if these levels were significantly reduced. Without access to sufficient new customers or to the Government Allotment System, CBD may be forced to discontinue lending to the U.S. military and we may be forced to liquidate our portfolio of military loans and retail installment contracts.

If a customer leaves the military prior to repaying the military loan, there is an increased risk that the loan will not be repaid.

The terms of repayment on the loans we purchase are generally structured so the entire loan amount is repaid prior to the customer’s estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur that result in the loan not being repaid prior to the customer’s departure from the military, there is an increased chance that the loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. Further, as military personnel anticipate not being able to reenlist, many may become more financially conservative, potentially resulting in them stopping payment on current loans and/or resulting in a reduction of demand for future loans. As of September 30, 2013 we had approximately $12.5 million, or 3.4% of our total portfolio, from customers who had advised us of their separation from the military prior to repaying their loan. If that amount increases or the number of customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase. This would have a material adverse effect on our business, cash flow, results of operations and financial condition.

We have restrictions on the payments we may make to our parent, MCFC. Our ability to disperse our working capital could reduce our profitability and diminish our ability to pay interest and principal on the investment notes.

As of September 30, 2013, our sole shareholder, MCFC, owned the outstanding share of our common stock. Accordingly, MCFC is able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the investment notes. The SSLA, among other things, limits the amounts that we can pay to MCFC each year. The SSLA prohibits us from paying MCFC more than $750,000 for strategic planning services, professional services, product identification and branding and service charges. We are also prohibited from paying MCFC more than $1,640,000 for the reimbursement of direct allocated amounts for shared services beginning with fiscal 2013, plus 7% per annum thereafter. Other than the covenants contained in the SSLA, there are no significant contractual limits on the amounts we can pay to our parent or other affiliates.

We purchase loans that were made primarily to the military market, which traditionally has higher delinquencies than customers in other markets, resulting in higher charge-offs, a reduction in profitability and impairment of our ability to pay interest and principal on the investment notes.

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

Security breaches, cyber-attacks, or fraudulent activity could result in damage to our operations or lead to reputational damage.

Security breaches or cyber-attacks with respect to our or CBD’s facilities, computer networks, and databases could cause harm to our business and reputation and result in a loss of customers. We have instituted security measures to protect our systems and to assure our customers that these systems are secure. However, we may still be vulnerable to theft and unauthorized entry to our facilities, computer viruses, attacks by hackers, or similar disruptive problems. Our third-party contractors and vendors also may experience security breaches involving the storage and transmission of proprietary and customer information. If unauthorized persons gain access to our databases, they may be able to steal, publish, delete, or modify confidential and customer information (including personal financial information) that is stored or transmitted on our networks. If a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions, as we are subject to extensive laws and regulations concerning our use and safeguarding of this information. Any security or privacy breach could adversely affect our business, financial condition, and results of operations, including in the following ways:

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

ITEM 2.                                                PROPERTIES

As of September 30, 2013, we did not own or lease any real property.

ITEM 3.                                                LEGAL PROCEEDINGS

We are subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on our financial position or results of operations.

On September 20, 2013, PSLF Inc. (“PSLF”), a wholly owned subsidiary of the Company that purchases consumer loans originated by the CBD, dismissed with prejudice its petition for legal review in Fulton County, Georgia Superior Court against the Georgia Department of Insurance (Office of the Industrial Loan Commissioner) and Ralph T. Hudgens, Industrial Loan Commissioner (the “Commissioner”), in his official capacity.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our outstanding common stock is held by MCFC and, accordingly, there is no established public trading market for it.  We have not sold or repurchased any of our common stock since our acquisition by MCFC.  During fiscal 2013 and fiscal 2012, we declared and paid dividends to MCFC in the amount of $24.6 million and $6.8 million, respectively.  Our ability to pay dividends is limited by the terms and conditions of the SSLA.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Indebtedness — Bank Debt.”

ITEM 6.                                                SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this report and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The data is as of and for the five fiscal years ended September 30, 2013, 2012, 2011, 2010 and 2009.

	As of and for the Years Ended September 30,
	2013	2012	2011	2010	2009

Consolidated balance sheet data:
Gross finance receivables	$364,197,688	$396,803,008	$405,233,539	$387,040,886	$364,786,170
Allowance for credit losses	(31,400,000)	(29,000,000)	(25,396,255)	(24,496,256)	(24,621,255)
Total assets	380,984,410	403,479,130	397,327,580	399,103,986	385,325,136
Senior indebtedness:
Revolving credit line - banks	19,240,000	19,450,000	—	21,373,000	20,770,000
Amortizing term notes	187,581,690	186,230,677	214,490,826	210,667,743	221,187,023
Junior indebtedness:
Investment notes	63,907,784	67,428,441	59,724,991	40,028,349	33,306,309
Subordinated debt - parent	—	—	—	11,900,000	—
Total stockholder’s equity	104,672,483	119,935,040	114,737,162	106,531,894	100,487,092
Consolidated statement of operations data:
Revenue:
Interest income and fees	$109,769,658	$113,249,059	$114,121,026	$105,460,224	$99,689,511
Interest expense	18,276,134	19,250,406	19,202,745	18,019,188	17,854,730
Net interest income before provision for credit losses	$91,493,524	$93,998,653	$94,918,281	$87,441,036	$81,834,781
Provision for credit losses	36,424,082	34,617,355	25,565,703	22,432,831	23,454,336
Net interest income	$55,069,442	$59,381,298	$69,352,578	$65,008,205	$58,380,445
Net non-interest income	1,938,716	4,809,573	7,366,584	6,296,353	4,387,710
Non-interest expense	43,309,269	46,119,256	48,090,960	45,520,912	42,014,037
Income before income taxes	13,698,889	18,071,615	28,628,202	25,783,646	20,754,118
Provision for income taxes	4,294,287	6,044,312	11,524,389	9,221,419	7,417,566
Net income:	$9,404,602	$12,027,303	$17,103,813	$16,562,227	$13,336,552

Net income per share:
Basic and diluted	$9,404,602	$12,027,303	$17,103,813	$16,562,227	$13,336,552
Cash dividends per common share (1)	$24,618,033	$6,773,313	$8,845,387	$10,560,722	$3,517,834

(1) Number of shares outstanding is one.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On a worldwide basis, we purchase consumer loans made primarily to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  Our largest source of military loans is CBD, an affiliate who historically originated direct loans through a network of loan production offices and via the Internet.  Military personnel use these loan proceeds to purchase goods and services.  In October 2013, CBD closed its loan production offices to focus resources on internet and retail efforts to grow the business.

In June 2013, we entered into an Amended and Restated LSMS Agreement with CBD that outlines the terms of the sale and serving of these loans. We also purchase retail installment contracts from retail merchants that sell consumer goods to active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  We plan to hold these military loans and retail installment contracts until repaid.

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months.  During fiscal year 2013, the average size of a loan when acquired was approximately $3,400.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

Interest income and fees.  Interest income and fees consists of interest and origination revenue earned on the military loans and retail installment contracts we own (referred to throughout individually as “loan” or collectively as “loans” or “finance receivables”).  Our interest revenue is based on the risk adjusted interest rates charged customers for loans that we purchase.  Interest rates vary by loan and are based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated.  Our finance income comprised approximately 98.3% of our total revenues in fiscal 2013.

Non-interest income, net.  Non-interest income, net consists of revenue from debt protection income and related expenses.  Debt protection income and related expenses comprised approximately 1.7% of our total revenues in fiscal 2013.

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts purchased from our network of retail merchants. The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	As of and for the Years Ended September 30,
	2013	2012	2011

Finance receivables:
Total finance receivables balance	$364,197,688	$396,803,008	$405,233,539
Average note balance	$2,817	$2,767	$2,699
Total interest income and fees	$109,769,658	$113,249,059	$114,121,026
Total number of notes	129,305	143,419	150,155

Military loans:
Total military receivables	$348,544,188	$369,361,165	$370,601,538
Percent of total finance receivables	95.70%	93.08%	91.45%
Average note balance	$2,956	$2,949	$2,898
Number of notes	117,900	125,267	127,878

Retail installment contracts:
Total retail installment contract receivables	$15,653,500	$27,441,843	$34,632,001
Percent of total finance receivables	4.30%	6.92%	8.55%
Average note balance	$1,373	$1,512	$1,555
Number of notes	11,405	18,152	22,277

In the normal course of business, we receive customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are posted on the last business day of the preceding month.  On September 30, 2011, we collected $14.1 million in customer loan payments in advance of the payment due date, October 1, 2012. This payment and use of cash is reflected on the balance sheet as a reduction of “Net finance receivables” in the amount of $11.2 million and corresponding “Accrued interest receivable” in the amount of $2.9 million.  The above table does not reflect the October 1, 2011 payment received on September 30, 2011.  There were no Federal Government Allotment System payments received in advance of the payment due dates on September 30, 2013 or September 30, 2012.

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

The following table presents a three-year history of data relating to our net interest margin as of and for the fiscal years presented.

	As of and for the Years Ended September 30,
	2013	2012	2011

Total finance receivables balance	$364,197,688	$396,803,008	$405,233,539
Average total finance receivables (1)	374,327,173	397,901,171	396,998,708
Average interest bearing liabilities (1)	261,660,027	272,719,215	281,790,007
Total interest income and fees	109,769,658	113,249,059	114,121,026
Total interest expense	18,276,134	19,250,406	19,202,745

(1)  Averages are computed using month-end balances and exclude any early allotment payments.

Results of Operations

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012.

Total Finance Receivables.  Our aggregate finance receivables decreased 8.2% to $364.2 million on September 30, 2013 from $396.8 million on September 30, 2012 due to lower demand for military loans, a decline in ancillary product sales and a reduced number of locations in our retail merchant network.  Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty amongst our military customers regarding the future size of the United States military.  Our primary supplier of loans, CBD, saw a $9.3 million or 2.3% decrease in military loan originations during fiscal 2013 from $398.3 million during fiscal 2012.  Our acquisition of retail installment contracts decreased during fiscal 2013 by $12.9 million or 50.7% compared to fiscal 2012 due to a reduced number of locations in our retail merchant network.  Our aggregate average finance receivables decreased during this period to $374.3 million in fiscal 2013 from $397.9 million in fiscal 2012, a decrease of $23.6 million or 5.9%.

Total Interest Income and Fees.  Total interest income and fees in fiscal 2013 represented 98.3% of our revenue compared to 96.0% in fiscal 2012.  Interest income and fees decreased to $109.8 million from $113.2 million in fiscal 2012, a decrease of $3.4 million or 3.0%.  This decrease is primarily due to the 5.2% overall decline in originations from fiscal 2012 and a decline in the corresponding origination fee income and a decrease in aggregate average finance receivables of 5.9%.

Interest Expense.  Interest expense in fiscal 2013 decreased to $18.3 million from $19.3 million in fiscal 2012, a decrease of $1.0 million or 5.2%.  This decrease is primarily due to a decrease in average interest bearing liabilities of $11.1 million or 4.1%.  Our junior subordinated investment notes decreased to $63.9 million at September 30, 2013 compared to $67.4 million at September 30, 2012.  The weighted average interest rate of our junior subordinated investment notes was 9.15% at September 30, 2013 compared to 6.11% for our amortizing term notes at September 30, 2013.  The weighted average interest rates for the junior subordinated investment notes and amortizing term notes at September 30, 2012 were 9.06% and 6.25%, respectively.

Provision for Credit Losses.  The provision for credit losses increased to $36.4 million in fiscal 2013 from $34.6 million in fiscal 2012, an increase of $1.8 million or 5.2%.  Net charge-offs increased to $34.0 million in fiscal 2013 compared to $31.0 million in fiscal 2012, an increase of $3.0 million or 9.7%.  The net charge-off ratio increased to 9.1% in fiscal 2013 compared to 7.8% in fiscal 2012.  Our increase in net charge-offs in fiscal 2013 compared to fiscal 2012 was due primarily to an increase in customers who separated from the military prior to repaying their loan.  See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims benefit expenses and third party commissions.  Debt protection revenue totaled $5.7 million in fiscal 2013 compared to $8.3 million in fiscal 2012, a decrease of $2.6 million or 31.3%.  The decline in debt protection revenue is due primarily to a reduction in the number of customers purchasing the product.  Claims benefit expenses increased to $3.3 million in fiscal 2013 compared to $2.9 million in fiscal 2012, an increase of $0.4 million or 13.8%.  The increase in claims benefit expenses is due to continued loss development for covered benefits.

Other Revenue.  The $0.2 million decline in other revenue from fiscal 2012 to fiscal 2013 is due primarily to a decrease in investment income. Total investments declined $2.7 million from September 30, 2012 to September 30, 2013.

Non-Interest Expense.  Non-interest expenses in fiscal 2013 decreased to $43.3 million compared to $46.1 million in fiscal 2012, a decrease of $2.8 million or 6.1%.  The decrease was due primarily to a $2.8 million decrease in management fees which is the result of a 5.9% decrease in aggregate average finance receivables.

Provision for Income Taxes.  The Company’s effective tax rate (“ETR”) was 31.4% in fiscal 2013 compared to 33.5% in fiscal 2012.  This decrease is primarily due to the recording of $0.6 million in fiscal 2013 from favorable state audit settlements and the redetermination of state apportionment factors related to previously filed state tax returns.  A $0.2 million net decrease in uncertain tax positions (“UTP”) was also recorded in fiscal 2013 versus a $0.5 million net decrease in UTP being recorded in fiscal 2012.  These reserve adjustments relate to the expiration of tax statutes of limitations.

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

Interest Expense.  Interest expense in fiscal 2012 increased to $19.3 million from $19.2 million in fiscal 2011, an increase of $0.1 million or 0.5%.  While our average interest bearing liabilities decreased by $9.1 million or 3.2%, our junior subordinated investment notes increased to $67.4 million at September 30, 2012 compared to $59.7 million at September 30, 2011.  The weighted average interest rate of our junior subordinated investment notes was 9.06% at September 30, 2012 compared to 6.25% for our amortizing term notes at September 30, 2012.  The weighted average interest rates for the junior subordinated investment notes and amortizing term notes at September 30, 2011 were 9.12% and 6.19%, respectively.

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

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims benefit expenses and third party commissions.  Debt protection revenue totaled $8.3 million in fiscal 2012 compared to $7.6 million in fiscal 2011, an increase of $0.7 million or 9.2%.  Claims benefit expenses increased to $2.9 million in fiscal 2012 compared to $1.6 million in fiscal 2011, an increase of $1.3 million or 81.3%.  The increase in claims benefit expenses is due to an increase in the number of claims, enhanced benefits and continued loss development for covered benefits.

Other Revenue.  Other revenue includes investment income and premium revenue from our reinsurance products.  The $1.3 million decline in other revenue from fiscal 2011 to fiscal 2012 is due primarily to the cessation of selling reinsurance products in June 2010.

Non-Interest Expense.  Non-interest expenses in fiscal 2012 decreased to $46.1 million compared to $48.1 million in fiscal 2011, a decrease of $2.0 million or 4.2%.  The decrease was due primarily to declines in professional and regulatory fees, amortization of intangibles and other operating expenses in fiscal 2012 compared to fiscal 2011.

Provision for Income Taxes.  Our ETR was 33.5% in fiscal 2012, compared to 40.3% in fiscal 2011.  The decrease in the ETR in fiscal 2012 compared to fiscal 2011 is primarily due to the Company recording a $0.5 million net decrease in the reserve for uncertain tax positions related to the expiration of tax statutes of limitations in fiscal 2012 compared to fiscal 2011 including the impact of various state filing corrections.  In addition, the decrease is due to the redetermination of state apportionment factors related to previously filed state tax returns, favorable state audit settlement, and a change in state apportionment factors driven by a shift in business mix as a result of the mix of product revenue during fiscal 2012.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal.  Our servicer, CBD, under our supervision, analyzes our delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days after the last full payment.  The increase in delinquent balances, 60 days or more past due, for fiscal 2013 is due primarily to a $1.3 million increase in delinquent military loans from customers who had advised us of their separation from the military. As of September 30, 2013 and September 30, 2012, we had approximately $7.5 million and $6.2 million in delinquent loans, 60 days or more past due, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  See “Non-performing Assets.” below.

The following table sets forth the three-year history of our delinquency experience for accounts of which payments are 60 days or more past due.

	As of and for the Years Ended September 30,
	2013	2012	2011

Total finance receivables	$364,197,688	$396,803,008	$405,233,539
Total finance receivables balances 60 days or more past due	17,064,857	15,227,342	13,953,957
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	4.69%	3.84%	3.44%

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

Military Loans.  Our charge-off policy is to charge-off military loans at 180 days past due, on a recency delinquency basis, or earlier if management deems it appropriate.  Charge-offs can occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for CBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans.

The following table shows a three-year historical picture of net charge-offs on military loans and net charge-offs as a percentage of military loans:

	As of and for the Years Ended September 30,
	2013	2012	2011

Military loans:
Military loans charged-off	$35,562,807	$32,610,926	$26,348,867
Less recoveries	3,393,341	3,124,601	3,693,170
Net charge-offs	$32,169,466	$29,486,325	$22,655,697
Average military receivables (1)	$351,673,579	$366,816,242	$358,241,610
Percentage of net charge-offs to average military receivables	9.15%	8.04%	6.32%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Retail Installment Contracts.  Under many of our arrangements with retail merchants, we may withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased.  The amounts withheld from a particular retail merchant are recorded in a specific reserve account.  As of September 30, 2013, the aggregate amount of retail merchant reserves totaled $0.5 million, a decrease of $0.8 million, or 66.7%, from the same period last year.  The decrease is due to reduced acquisitions of retail installment contracts, a reduced number of locations in our retail merchant network as well as increased utilization of the dealer reserves for non-performing contracts.  This represents a 2.0% reserve as a percentage of average retail installment contract receivables.  Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its reserve account.  Upon the retail merchant’s request, and no more often than annually, we will pay the retail merchant the amount by which its reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant.

Our allowance for credit losses is utilized to the extent that the loss on any individual retail installment contract exceeds the retail merchant’s aggregate reserve account at the time of the loss.

The following table shows a three-year historical picture of net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts:

	As of and for the Years Ended September 30,
	2013	2012	2011
Retail installment contracts:
Contracts charged-off	$2,352,507	$1,923,227	$2,515,911
Less recoveries	497,891	395,942	505,904
Net charge-offs	$1,854,616	$1,527,285	$2,010,007
Average retail installment contract receivables (1)	$22,653,593	$31,084,929	$38,757,098
Percentage of net charge-offs to average retail installment contract receivables	8.19%	4.91%	5.19%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Former Military.  As of September 30, 2013 and September 30, 2012, we had approximately $12.5 million, or 3.4% of our total portfolio, and $9.8 million, or 2.5% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  See “Non-performing Assets.” below.

Our net charge-offs as a percentage of average finance receivables has increased due primarily to an increase in customers who separated from the military prior to repaying their loan.  Military loan net charge-offs, from customers who had advised us of their separation from the military, were $20.4 million and represented 59.9% of net charge-offs in fiscal 2013 compared to $17.1 million and 55.2% in fiscal 2012.  Unemployment after the customer’s separation from the military and a subsequent halt in loan payments has contributed to higher delinquencies and net charge-offs.  Our allowance for credit losses on military loans increased $2.6 million to $30.1 million at September 30, 2013 compared to $27.5 million at September 30, 2012 due primarily to the $3.3 million increase in net-charge offs from customers who had advised us of their separation from the military.

Allowance for Credit Losses.  The following table sets forth the three-year history of our allowance for credit losses:

	As of and for the Years Ended September 30,
	2013	2012	2011

Average total finance receivables (1)	$374,327,173	$397,901,171	$396,998,708
Provision for credit losses	36,424,082	34,617,355	25,565,703
Net charge-offs	34,024,082	31,013,610	24,665,704
Net charge-offs as a percentage of average total finance receivables	9.09%	7.79%	6.21%
Allowance for credit losses	$31,400,000	$29,000,000	$25,396,255
Allowance as a percentage of average total finance receivables	8.39%	7.29%	6.40%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

The allowance for credit losses in fiscal 2013 increased to $31.4 million from $29.0 million at the end of fiscal 2012 and was due primarily to the increase in net charge-offs from customers who had advised us of their separation from the military.  See further discussion in “Credit Loss Experience and Provision for Credit Losses.

The following table sets forth the three year history of the components of our allowance for credit losses:

	As of and for the Years Ended September 30,
	2013	2012	2011

Balance, beginning of period	$29,000,000	$25,396,255	$24,496,256
Finance receivables charged-off	37,915,314	34,534,153	28,864,778
Less recoveries	3,891,232	3,520,543	4,199,074
Net charge-offs	34,024,082	31,013,610	24,665,704
Provision for credit losses	36,424,082	34,617,355	25,565,703
Balance, end of period	$31,400,000	$29,000,000	$25,396,255

Non-performing Assets

The accrual of interest income is suspended when a full payment on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds 60 days of interest charges. Non-performing assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days, on a recency basis (95% or more of the contracted payment amount has not been received for 30 days after the last full payment).  Non-performing assets increased to $12.3 million at September 30, 2013 from $11.3 million at September 30, 2012.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD and retail merchants to increase their originations for our future growth.  In connection with purchasing the loans, we pay CBD a fee in the amount of $30.00 for each military consumer loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  For fiscal 2013, loans purchased from CBD and retail merchants decreased to $401.6 million from $423.8 million in fiscal 2012, a decrease of $22.2 million or 5.2%.  The primary reason for this decrease is due to lower than expected demand for military loans.  Demand has been impacted by the fragile state of the United States economic recovery and uncertainty amongst our military customers regarding the future size of the United States military.

The following table sets forth the three-year history of overall purchases of military loans and retail installment contracts, including those refinanced:

	For the Years Ended September 30,
	2013	2012	2011

Total loans acquired:
Gross balance	$401,605,228	$423,763,549	$456,475,598
Number of finance receivable notes	119,042	120,931	129,899
Average note amount	$3,374	$3,504	$3,514

Military loans:
Gross balance	$389,045,683	$398,285,584	$425,588,411
Number of finance receivable notes	113,374	109,218	116,834
Average note amount	$3,432	$3,647	$3,643

Retail installment contracts:
Gross balance	$12,559,545	$25,477,965	$30,887,187
Number of finance receivable notes	5,668	11,713	13,065
Average note amount	$2,216	$2,175	$2,364

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and operations, and the cash generated from loan repayments and operations.  Cash used in investing activities in fiscal 2013 was approximately $9.5 million and cash used in financing activities was $29.5 million which was funded from operating activities of $38.8 million.  Cash used in investing activities in fiscal 2012 was approximately $36.6 million and cash used in financing activities was $10.2 million which was funded from $47.6 million of cash from operating activities.

The majority of our liquidity requirements are secured by our funding through the SSLA. Additional sources of funds may be generated through our sales of investment notes and borrowings with MCFC.  Our available credit facility decreased $28.0 million in fiscal 2013 due primarily to one bank that withdrew from the SSLA.  In addition, we must repay borrowings of $15.1 million from withdrawing banks who previously participated in the SSLA.  Further, we have decreased our investment notes to $63.9 million in 2013 from $67.4 million in 2012, a decrease of $3.5 million or 5.2%.

Our SSLA lenders have been informed that MCB has reviewed and responded to a letter from the OCC (the “OCC Letter”) regarding certain former business practices of the CBD that the OCC believes violated Section 5 of the Federal Trade Commission Act.  MCB has responded to the OCC that it does not believe the former business practices rose to the level of a violation of law, and to date has not received further formal correspondence from the OCC regarding such response.  Because the SSLA is an uncommitted facility, individual banks that are party to this agreement have no obligation to make any future loans to us.  If our lenders perceive that as a result of the OCC Letter, the CBD’s ability to originate and service consumer loans will be adversely affected, or any financial or other consumer remediation must be made by MCB, one or more of our lenders may choose to reduce or cease their participation.  As a result, we may experience diminished availability under the SSLA.  See “Item 1A—Risk Factors.”

Senior Indebtedness — Bank Debt

On June 12, 2009, we entered into the SSLA with the lenders listed in the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  On June 21, 2013, the Company entered into the thirty-sixth amendment to the SSLA, which 1) permitted the declaration and payment of a $20.0 million one-time unrestricted dividend from the Company to MCFC on or before June 30, 2013; 2) amended the revolving credit line interest rate to be 4% or prime, whichever is greater, for all new borrowings after June 21, 2013; 3) amended the amortizing term notes interest rate to be 5.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever is greater, for all new borrowings after June 21, 2013; and 4) consented to the amended and restated LSMS Agreement.  A one-time dividend of $20.0 million was paid to MCFC on June 28, 2013.  Prior to June 21, 2013, the interest rate on the revolving credit line was 5% or prime, whichever was greater, and the interest rate on amortizing notes was 6.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever was greater. The term of the current SSLA ends on March 31, 2014 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.

Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  As of September 30, 2013, we could request up to $74.7 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of September 30, 2013, the lenders have indicated a willingness to participate in fundings up to an aggregate of $308.9 million during the next 12 months, including $206.8 million which is currently outstanding.  In addition, we have borrowings of $15.1 million which need to be repaid from withdrawing banks who had previously participated in the SSLA.

The aggregate notional balance outstanding under amortizing notes was $187.6 million and $186.2 million at September 30, 2013 and 2012, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued. The interest rate for notes created after June 12, 2009 and before June 21, 2013 may not be less than 6.25%; prior to June 12, 2009 the interest rate was variable.  The interest rate for notes created after June 21, 2013 may not be less than 5.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  There were 349 and 374 amortizing term notes outstanding at September 30, 2013 and 2012, respectively, with a weighted-average interest rate of 6.11% and 6.25%, respectively.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  We paid our lenders $0.6 million and $0.5 million in uncommitted availability fees for fiscal 2013 and 2012, respectively.

Advances outstanding under the revolving credit line were $19.2 million and $19.5 million at September 30, 2013 and 2012, respectively.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables, unless otherwise required by U.S. Generally Accepted Accounting Principals (“U.S. GAAP”), (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008, which is approximately $109.2 million as of September 30, 2013.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required may be distributed as a dividend.

We may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $750,000 plus reimbursable expenses.  Such amount may be increased on each anniversary of the SSLA by the percentage increase in the CPI published by the United States Bureau of Labor for the calendar year then most recently ended.  The breach of any of these covenants could result in a default under the SSLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable.  As of September 30, 2013, we were in compliance with all loan covenants.

If an event of default has occurred, the Agent has the right, on behalf of all holders of the Senior Debt, to immediately take possession and control of the collateral. If the Agent notifies us of an event of default, the interest rate on all Senior Debt will automatically increase to a default rate equal to 2% above the interest rate otherwise payable on such Senior Debt. The default rate will remain in effect so long as any event of default has not been cured.

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

Concurrently, in connection with the execution of the SSLA, MCFC entered into a Negative Pledge Agreement in favor of the Agent.  Under the Negative Pledge Agreement, MCFC represented that it will not pledge, sell, assign or transfer its ownership of all or any part of our issued and outstanding capital stock and will not otherwise or further encumber any of such capital stock beyond the currently existing negative pledge thereof in favor of Branch Banking and Trust Company, a North Carolina banking corporation headquartered in Winston-Salem, North Carolina (“BB&T”).  Once the pledge of our capital stock to BB&T is terminated, MCFC will pledge all of our capital stock to the Agent for the benefit of the lenders to secure payment of all Senior Debt.

In the third quarter of fiscal 2010, we amended the SSLA to allow additional banks to become parties to the SSLA under a modified non-voting role.  We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or hinder any action by us, or the voting banks.  As of September 30, 2013 and

September 30, 2012, we had 17 non-voting banks from which we initially borrowed $47.5 million. The amortized balance of these notes as of September 30, 2013 and 2012 was $16.8 million and $28.8 million, respectively.

The following table sets forth a three-year history of the total borrowings and availability under the SSLA and the former Senior Lending Agreement:

	As of and for the Years Ended September 30,
			Actual	Pro forma(1)
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2011	2011

Revolving credit line:
Total facility	$43,250,000	$45,250,000	$40,000,000	$40,000,000
Balance at end of period	19,240,000	19,450,000	—	14,100,000
Maximum available credit(2)	24,010,000	25,800,000	40,000,000	25,900,000

Term notes:(3)
Voting banks	$233,750,000	$251,750,000	$227,500,000	$227,500,000
Withdrawing banks	15,119,184	16,500,354	14,851,545	14,851,545
Non-voting banks	16,788,465	28,784,604	36,822,797	36,822,797
Total facility	$265,657,649	$297,034,958	$279,174,342	$279,174,342
Balance at end of period	187,581,690	186,230,677	214,490,826	214,490,826
Maximum available credit(2)	78,075,959	110,804,281	64,683,516	64,683,516

Total revolving and term notes:(3)
Voting banks	$277,000,000	$297,000,000	$267,500,000	$267,500,000
Withdrawing banks	15,119,184	16,500,354	14,851,545	14,851,545
Non-voting banks	16,788,465	28,784,604	36,822,797	36,822,797
Total facility	$308,907,649	$342,284,958	$319,174,342	$319,174,342
Balance, end of period	206,821,690	205,680,677	214,490,826	228,590,826
Maximum available credit(2)	102,085,959	136,604,281	104,683,516	90,583,516
Credit facility available(4)	74,680,040	102,714,990	102,714,645	90,583,516
Percent utilization of voting banks	63.1%	65.4%	61.6%	66.1%
Percent utilization of the total facility	67.0%	60.1%	67.2%	71.6%

(1)  Total facility pro forma assumes the early allotment payments received September 30, 2011 were not received untildue on October 1, 2011.

(2)  Maximum available credit assumes proceeds in excess of the amounts shown below under “Credit facility available” are used to increase qualifying finance receivables and all terms of the SSLA are met, including maintaining a senior indebtedness to consolidated net receivable ratio of not more than 80.0%.

(3)  Includes 48-month amortizing term notes.

(4)  Credit facility available is based on the existing asset borrowing base and maintaining a senior  indebtedness to consolidated net notes receivable ratio of 80.0%.

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of MCFC and is due upon demand.  The maximum principal balance of this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater. As of September 30, 2013 and 2012, the outstanding balance under this facility was zero.

Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice. On January 11, 2013, the Securities and Exchange Commission (“SEC”) declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2013 Registration Statement”).  Pursuant to this 2013 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2014, unless terminated earlier at our discretion. As of September 30, 2013, we had outstanding $63.9 million (with accrued interest), of which $28.3 million is from our recent offering.  These notes had a weighted average interest rate of 9.15% as of September 30, 2013.

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

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates.  A significant and sustained increase in interest rates could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on military loans and retail installment contracts and interest rates paid under our SSLA and investment notes.  Inflation also may negatively affect our operating expenses.  With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some lenders in our credit group which may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels.  In addition, we have borrowings of $15.1 million from withdrawing banks who previously participated in the SSLA.  See “Liquidity and Capital Resources.”

Critical Accounting Policies

General. Our accounting and reporting policies are in accordance with U.S. GAAP and conform to general practices within the finance company industry.  The significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1 to the Consolidated Financial Statements.  Critical accounting policies require management to make estimates and assumptions, which affect the reported amounts of assets, liabilities, income and expenses.  As a result, changes in these estimates and assumptions could significantly affect our financial position and results of operations.

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

Under the provisions of Accounting Standard Codification (“ASC”) 350, Intangibles — Goodwill and Other, goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable.  A two-step impairment test is performed on goodwill. We have one reporting unit. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If upon completing the second step of the impairment test the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

The fair value of our reporting unit was determined using the income approach and the market approach. The income approach is a valuation technique whereby we calculate the fair value the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. The market approach is a valuation technique whereby we calculate the fair value the reporting unit by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets.  The fair value analysis requires us to make various assumptions about net interest margins, net charge-offs, growth rates and discount rates.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting unit, it is possible that a material change could occur, including if actual experience differs from the assumptions used in our analyses.  These differences could have a material adverse impact on the consolidated results of operations and could result in a material impairment to our goodwill and other intangible assets.

Management evaluated our goodwill at September 30, 2013, and determined that there was no impairment, as the estimated fair value exceeded the carrying value.

Contractual Obligations

We have the following payment obligations under current financing arrangements as of September 30, 2013:

		Payments Due By Period
Contractual obligations:	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$251,285,320	$89,181,452	$145,084,103	$585,305	$16,434,460
Interest on Debt (1)	17,646,268	5,855,440	10,138,368	56,828	1,595,632
Total contractual cash obligations	$268,931,588	$95,036,892	$155,222,471	$642,133	$18,030,092

(1) Interest on long term debt is calculated using the weighted average interest rate of 6.11% for amortizing term notes and 9.15% for investment notes as of September 30, 2013.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Lines of credit	$19,240,000	$19,240,000	$—	$—	$—
Interest on lines of credit (1)	769,600	769,600
Total lines of credit	$20,009,600	$20,009,600	$—	$—	$—

(1) Interest on lines of credit is calculated using the fixed rate of 4.00% as of September 30, 2013.

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and by the respective line items of net income. The standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  This guidance did not have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists. This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently in the process of quantifying the impact of this standard on its financial position, results of operations and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving credit lines bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 4.00% in accordance with our SSLA.  The prime rate as of September 30, 2013 was 3.25%.  In order for any impact to occur, the prime rate will need to increase more than 75 basis points.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 5.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of September 30, 2013 was 1.11%.  In order for any impact to occur, the 90 day moving average rate of treasury notes would need to increase by 144 basis points.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013, 2012 and 2011

(WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT THEREON)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholder of Pioneer Financial Services, Inc.

Pioneer Financial Services, Inc.

Kansas City, MO.

We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for the three years ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Minneapolis, MN
December 23, 2013

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND 2012

	As of September 30,
	2013	2012

ASSETS

Cash and cash equivalents - non-restricted	$1,922,956	$2,136,520
Cash and cash equivalents - restricted	623,333	727,857
Investments - non-restricted	1,718,741	3,360,773
Investments - restricted	—	1,024,134
Gross finance receivables	364,197,688	396,803,008
Less:
Unearned fees	(18,125,776)	(35,892,490)
Allowance for credit losses	(31,400,000)	(29,000,000)
Net finance receivables	314,671,912	331,910,518

Furniture and equipment, net	383,241	565,027
Net deferred tax asset	13,880,388	13,377,298
Prepaid and other assets	10,002,570	7,913,040
Deferred acquisition costs	2,508,789	5,485,083
Goodwill	31,474,280	31,474,280
Intangibles, net	3,798,200	5,504,600

Total assets	$380,984,410	$403,479,130

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks	$19,240,000	$19,450,000
Accounts payable	191,394	536,919
Accrued expenses and other liabilities	5,391,059	9,898,053
Amortizing term notes	187,581,690	186,230,677
Investment notes	63,907,784	67,428,441

Total liabilities	276,311,927	283,544,090

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394,200	86,394,200
Accumulated other comprehensive income	9,284	58,410
Retained earnings	18,268,999	33,482,430

Total stockholder’s equity	104,672,483	119,935,040

Total liabilities and stockholder’s equity	$380,984,410	$403,479,130

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2013	2012	2011

Interest income and fees	$109,769,658	$113,249,059	$114,121,026

Interest expense	18,276,134	19,250,406	19,202,745

Net interest income before provision for credit losses	91,493,524	93,998,653	94,918,281
Provision for credit losses	36,424,082	34,617,355	25,565,703
Net interest income	55,069,442	59,381,298	69,352,578

Debt protection income, net
Debt protection revenue	5,689,751	8,346,102	7,589,289
Claims paid and change in reserves	(3,255,256)	(2,944,824)	(1,607,426)
Third party commissions	(612,742)	(898,811)	(235,662)
Total debt protection income, net	1,821,753	4,502,467	5,746,201

Other revenue	116,963	307,106	1,620,383

Total non-interest income, net	1,938,716	4,809,573	7,366,584

Non-interest expense
Management and record keeping services fee	36,815,003	39,655,079	39,532,624
Professional and regulatory fees	1,862,702	1,229,501	1,416,654
Amortization of intangibles	1,706,400	2,235,600	2,973,600
Other operating expenses	2,925,164	2,999,076	4,168,082
Total non-interest expense	43,309,269	46,119,256	48,090,960

Income before income taxes	13,698,889	18,071,615	28,628,202
Provision for income taxes	4,294,287	6,044,312	11,524,389
Net income	$9,404,602	$12,027,303	$17,103,813

Net income per share, basic and diluted (1)	$9,404,602	$12,027,303	$17,103,813

(1)  Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

	For the Years Ended September 30,
	2013	2012	2011

Net income	$9,404,602	$12,027,303	$17,103,813
Other comprehensive loss:
Unrealized losses on investment securities available for sale, gross	(75,578)	(86,327)	(81,780)
Tax benefit	26,452	30,215	28,622

Total other comprehensive loss, net of tax	(49,126)	(56,112)	(53,158)
Total comprehensive income	$9,355,476	$11,971,191	$17,050,655

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Stockholder’s Equity

For the years ended September 30, 2013, 2012 and 2011

				Accumulated
				Other
			Retained	Comprehensive
	Total	Common Stock	Earnings	Income

Balance, September 30, 2010	$106,531,894	$86,394,200	$19,970,014	$167,680

Total comprehensive income	17,050,655	—	17,103,813	(53,158)
Dividends paid to parent	(8,845,387)	—	(8,845,387)	—

Balance, September 30, 2011	$114,737,162	$86,394,200	$28,228,440	$114,522

Total comprehensive income	11,971,191	—	12,027,303	(56,112)
Dividends paid to parent	(6,773,313)	—	(6,773,313)	—

Balance, September 30, 2012	$119,935,040	$86,394,200	$33,482,430	$58,410

Total comprehensive income	9,355,476	—	9,404,602	(49,126)
Dividends paid to parent	(24,618,033)	—	(24,618,033)	—

Balance, September 30, 2013	$104,672,483	$86,394,200	$18,268,999	$9,284

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$9,404,602	$12,027,303	$17,103,813
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	36,424,082	34,617,355	25,565,703
Depreciation and amortization	1,844,088	2,245,002	2,893,041
Gain on investments sold - non-restricted	(35,304)	—	—
Deferred income taxes	(476,638)	(4,799,458)	(2,625,901)
Interest accrued on investment notes	2,587,342	2,388,051	2,055,904
Changes in:
Accounts payable and accrued expenses	(4,852,519)	2,060,371	(228,399)
Deferred acquisition costs	2,976,294	432,777	(1,309,561)
Unearned premium reserves	(6,954,811)	1,627,569	3,062,168
Prepaids and other assets	(2,089,530)	(2,954,215)	1,242,520

Net cash provided by operating activities	38,827,606	47,644,755	47,759,288

Cash flows from investing activities:
Finance receivables purchased from affiliate	(235,076,964)	(239,616,353)	(251,013,073)
Finance receivables purchased from retail merchants	(11,363,029)	(23,326,384)	(29,026,308)
Finance receivables repaid	234,209,328	225,492,066	250,664,133
Capital expenditures	(30,202)	(542,020)	(25,920)
Change in restricted cash	104,524	(31,279)	(27,187)
Investments purchased - non-restricted	—	(249,000)	(790,238)
Investments matured and sold - restricted	—	—	130,237
Investments matured and sold - non-restricted	2,613,197	1,685,000	2,200,000
Net cash used in investing activities	(9,543,146)	(36,587,970)	(27,888,356)

Cash flows from financing activities:
Net borrowings/(repayments) under lines of credit	(210,000)	19,450,000	(21,373,000)
Proceeds from borrowings	97,797,175	79,002,245	142,131,268
Repayment of borrowings	(102,467,166)	(101,856,038)	(118,565,582)
Repayment of subordinated debt - parent	—	—	(13,900,000)
Dividends paid to parent	(24,618,033)	(6,773,313)	(8,845,387)

Net cash used in financing activities	(29,498,024)	(10,177,106)	(20,552,701)

Net increase/(decrease) in cash and equivalents	(213,564)	879,679	(681,769)

Cash and cash equivalents - non-restricted, Beginning of period	2,136,520	1,256,841	1,938,610

Cash and cash equivalents - non-restricted, End of period	$1,922,956	$2,136,520	$1,256,841

Additional cash flow information:
Interest paid	$15,814,447	$16,468,662	$16,449,222
Income taxes paid	$7,431,763	$9,844,816	$13,727,467

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012, AND 2011

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated.  We were acquired on May 31, 2007 by our parent, MidCountry Financial Corp, a Georgia corporation (“MCFC”) as a wholly owned subsidiary (the “Transaction”).

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operation and certain assets and liabilities related to the origination and servicing of our finance receivables. MCFC contributed these operations to MidCountry Bank, a federally chartered savings bank and wholly owned subsidiary of MCFC (“MCB”).  MCB formed the Consumer Banking Division (“CBD”) (formerly known as the Military Banking Division) which is composed exclusively of the assets and liabilities contributed from MCFC.  This transaction is further described in “Note 6:  Goodwill and Other Intangible Assets”.  As part of the Transaction, we entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD.  Under the LSMS Agreement, CBD originates loans and we have the exclusive right to purchase those loans that meet our business model and lending criteria.  Also under the LSMS Agreement, CBD will provide us with management and record keeping services.  As part of the Transaction, substantially all of our employees became employees of CBD.  We pay fees for loans purchased and originated by CBD and management and record keeping services provided by CBD.  The LSMS Agreement is further described in “Note 9:  Related Party Transactions.”

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

Cash and Cash Equivalents - Non-Restricted

We had no cash equivalents as of September 30, 2013 or 2012.  Our cash consisted of checking accounts with an aggregate balance of approximately $1.9 million and $2.1 million as of September 30, 2013 and 2012, respectively.

Cash and Cash Equivalents - Restricted

We are required to maintain restricted cash pursuant to the Nevada Department of Insurance and an agreement with The Assurant Group (“Assurant”), a third party insurance company that underwrote policies sold by us. Based on the agreement, we are required to maintain cash and cash equivalents and/or investments in custodial accounts, in the amount of 102% of unearned premium and insurance claim and policy reserves, with a qualified financial institution. In June 2010, we ceased selling insurance policies underwritten by Assurant.  As of September 30, 2013, the amount required per the agreement with Assurant was zero.

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

Investments were restricted pursuant to the agreement with Assurant.  As of September 30, 2013, the amount required per the agreement with Assurant was zero.

Finance Receivables

Finance receivables are carried at amortized cost and are adjusted for unamortized direct origination fees and reduced for finance charges on pre-computed finance receivables, unearned dealer discounts, allowances for credit losses, debt protection reserves and unearned fees. Debt protection reserves and unearned fees applicable to credit risk on consumer receivables are treated as a reduction of finance receivables in the consolidated balance sheet since the payments on such policies generally, are used to reduce outstanding receivables.

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

Deferred Policy Acquisition Costs

The costs of acquiring the debt protection fees and insurance policies are primarily related to the production of new and renewal business and have been deferred to the extent that such costs are deemed recoverable from future revenue. Such costs principally include debt protection commission and third party servicing fees.  Costs deferred on property and casualty and credit policies are amortized over the term of the related policies in relation to the premiums and fees earned.  Deferred policy acquisition costs are written off to current period results of operations if such costs are deemed to be not recoverable from future investment income.

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

The Company’s operations are included in the consolidated federal income tax return of its parent, and various combined state returns. Income taxes are paid to or refunded by its parent pursuant to the terms of a tax-sharing agreement, approved by the Board of Directors, under which taxes approximate the amount that would have been computed on a separate company basis. The Company receives a benefit at the federal and state rate in the current year for net losses incurred in that year to the extent losses can be utilized in the consolidated federal income tax return or combined state income tax return of the parent.  In the event the parent incurs a consolidated net loss in the current or future years, income tax incurred in the current and prior years may be available for recoupment by the Company.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required.  A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized.  In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings, and tax planning strategies.

The provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. The Company recognizes tax benefits that meet the “more likely than not” recognition threshold as defined within FASB ASC 740. In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome is uncertain. Management periodically reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The benefits of tax positions are recorded in income tax expense in the consolidated financial statements, net of the estimates of ultimate amounts due or owed, including any applicable interest and penalties. Changes in the estimated amounts due or owed may result from closing of the statute of limitations on tax returns, new legislation, and clarification of existing legislation through government pronouncements, the courts, and through the examination process.

The parent and its subsidiaries currently file income tax returns in the United States federal jurisdiction, and most state jurisdictions. These tax returns, which often require interpretation due to their complexity, are subject to changes in income tax regulations or in how the regulations are interpreted. In the normal course of business, the parent and its subsidiaries are routinely subject to examinations and challenges from federal and state taxing authorities regarding the amount of taxes due in connection with the businesses they are engaged in. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial services organizations.  The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions.  The Company does not believe any adjustments that may result from these examinations will be material to the Company.

The parent’s consolidated federal income tax returns are open and subject to examination by the Internal Revenue Service for the tax year ended September 30, 2010 and later.  The parent and subsidiaries state returns are generally open and subject to examinations for the tax year ended September 30, 2009 and later in major state jurisdictions.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and by the respective line items of net income. The standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  This guidance did not have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists. This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently in the process of quantifying the impact of this standard on its financial position, results of operations and disclosures.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ the judgments in determining the amount of our allowance for credit losses, insurance claims and policy reserves, and establishing the fair value of our financial instruments.  While the consolidated financial statements and footnotes reflect the best estimates and judgments at the time, actual results could differ significantly from those estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications did not have any effect on reported net income for any periods presented.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During fiscal 2013, we purchased $389.0 million of military loans from CBD compared to $398.3 million during fiscal 2012.  We acquired $12.6 million in retail installment contracts during fiscal 2013 compared to $25.5 million during fiscal 2012.  Approximately 35.0% of the amount of military loans we purchased in fiscal 2013 were refinancings of outstanding loans compared to 29.0% during fiscal 2012.

In the normal course of business, we receive some customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables and the corresponding accrued interest receivable.  There were no Federal Government Allotment System payments received in advance of the payment due dates on September 30, 2013 or September 30, 2012.

The following table represents finance receivables for the periods presented:

	As of September 30,
	2013	2012

Finance Receivables:
Military loans	$348,544,188	$369,361,165
Retail installment contracts	15,653,500	27,441,843
Gross finance receivables	364,197,688	396,803,008

Less:
Net deferred loan fees and dealer discounts	(8,380,793)	(19,843,416)
Unearned debt protection fees	(6,119,025)	(13,073,836)
Debt protection claims and policy reserves	(3,625,958)	(2,975,238)
Total unearned fees	(18,125,776)	(35,892,490)

Finance receivables - net of unearned fees	346,071,912	360,910,518

Allowance for credit losses	(31,400,000)	(29,000,000)

Net finance receivables	$314,671,912	$331,910,518

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	As of and for the Years Ended September 30,
	2013			2012
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total

Allowance for credit losses:
Balance, beginning of period	$27,457,485	$1,542,515	$29,000,000	$22,970,255	$2,426,000	$25,396,255
Finance receivables charged-off	(35,562,807)	(2,352,507)	$(37,915,314)	(32,610,926)	(1,923,227)	(34,534,153)
Recoveries	3,393,341	497,891	$3,891,232	3,124,601	395,942	3,520,543
Provision	34,769,835	1,654,247	$36,424,082	33,973,555	643,800	34,617,355
Balance, end of period	$30,057,854	$1,342,146	$31,400,000	$27,457,485	$1,542,515	$29,000,000

Finance receivables:	348,544,188	15,653,500	364,197,688	369,361,165	27,441,843	396,803,008
Allowance for credit losses	(30,057,854)	(1,342,146)	(31,400,000)	(27,457,485)	(1,542,515)	(29,000,000)
Balance net of allowance	$318,486,334	$14,311,354	$332,797,688	$341,903,680	$25,899,328	$367,803,008

The accrual of interest income is suspended when a full payment on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds 60 days of interest charges. Non-performing assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days, on a recency basis (95% or more of the contracted payment amount has not been received for 30 days after the last full payment).  As of September 30, 2013, we had $11.2 million in military assets and $1.1 million in retail installment contracts that were non-performing loans compared to $10.3 million in military loans and $1.0 million in retail installment contracts as of September 30, 2012.

We did not have any finance receivables greater than 90 days past due accruing interest as of September 30, 2013 or 2012.  The accrual of interest is resumed and the account is considered current when a full payment is received.  We consider a loan impaired after 180 days past due and it is removed from our finance receivable portfolio, including any accrued interest, and charged against income.  We do not restructure troubled debt as a form of curing delinquencies.

The following table reflects the amount of accrued interest receivable for non-performing loans as of the periods presented:

	As of September 30,
	2013	2012

Total accrued interest receivable	$9,232,043	$7,376,775

Accrued interest on non-performing assets:
Military loans	846,622	631,330
As percent of total accrued interest receivable	9.2%	8.6%

Retail installment contracts	31,954	13,060
As percent of total accrued interest receivable	0.3%	0.2%

Total accrued interest on non-performing assets	$878,576	$644,390

Total non-performing as a percent of total accrued interest	9.5%	8.7%

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

The following reflects the credit quality of the Company’s finance receivables:

	As of and for Years Ending September 30,
	2013	2012

Total finance receivables:
Gross balance	$364,197,688	$396,803,008
Performing	351,877,162	385,494,584
Non-performing (90 days delinquent)	12,320,526	11,308,424
Non-performing loans as a percent of gross balance	3.38%	2.85%

Military loans:
Gross balance	$348,544,188	$369,361,165
Performing	337,321,177	359,107,844
Non-performing (90 days delinquent)	11,223,011	10,253,321
Non-performing loans as a percent of gross balance	3.22%	2.78%

Retail installment contracts:
Gross balance	$15,653,500	$27,441,843
Performing	14,555,985	26,386,740
Non-performing (90 days delinquent)	1,097,515	1,055,103
Non-performing loans as a percent of gross balance	7.01%	3.84%

As of September 30, 2013, and 2012 the past due finance receivables are as follows:

	Age Analysis of Past Due Financing Receivables
	As of September 30, 2013
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables

Finance receivables:
Military loans	$4,402,518	$11,223,011	$15,625,529	$332,918,659	$348,544,188
Retail installment contracts	341,813	1,097,515	1,439,328	14,214,172	15,653,500
Total	$4,744,331	$12,320,526	$17,064,857	$347,132,831	$364,197,688

	Age Analysis of Past Due Financing Receivables
	As of September 30, 2012
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables

Finance receivables:
Military loans	$3,538,602	$10,253,321	$13,791,923	$355,569,242	$369,361,165
Retail installment contracts	380,317	1,055,103	1,435,420	26,006,423	27,441,843
Total	$3,918,919	$11,308,424	$15,227,343	$381,575,665	$396,803,008

Additionally, CBD uses our underwriting criteria, which were developed from our past customer credit repayment experience and are periodically evaluated based on current portfolio performance.  These criteria require the following:

•                  All borrowers are primarily active duty, or career retired U.S. military personnel or U.S. Defense Department employees;

•                  All potential borrowers must complete standardized credit applications online via the Internet; and

•                  A review must be conducted on all applicants’ military service history.  This includes a review of status including rank and time in grade.  Other review procedures may be conducted as deemed necessary.

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

Activity in the liability for unpaid claims and claim adjustment expenses for our debt protection and reinsurance products are summarized as follows:

	As of and for the Years ended September 30,
	2013	2012	2011

Balance, beginning of period	$2,975,238	$1,759,026	$653,926

Claim amount incurred, related to
Prior periods	1,408,375	962,354	906,342
Current period	1,817,715	1,980,567	984,708
Total	3,226,090	2,942,921	1,891,050

Claim amount paid, related to
Prior periods	1,124,298	564,645	376,690
Current period	1,451,072	1,162,064	409,260
Total	2,575,370	1,726,709	785,950

Balance, end of period	$3,625,958	$2,975,238	$1,759,026

NOTE 3:  INVESTMENTS - RESTRICTED

Assurant processes and administers insurance transactions and activity on behalf of the Company.  Pursuant to applicable insurance regulations, we are required to maintain a 102% of unearned premium and insurance claim and policy reserves, with a qualified financial institution which, as of September 30, 2013 was zero.

We record our restricted investments at fair value.  The following table represents the restricted investments as of September 30, 2013 and 2012:

	As of September 30, 2013				As of September 30, 2012
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Book Value	Gains	(Losses)	Fair Value	Book Value	Gains	(Losses)	Fair Value
Restricted investments:
U.S. government bonds	$—	$—	$—	$—	$983,144	$40,990	$—	$1,024,134
Total restricted investments	$—	$—	$—	$—	$983,144	$40,990	$—	$1,024,134

During fiscal 2013 and 2012, we did not recognize any material realized gains or losses or receive proceeds from sales on restricted investments.  In fiscal 2013 and 2012, we received authorization, pursuant to applicable insurance regulations, to transfer $1.0 million and $1.9 million, respectively, in book value of U.S. government bonds from restricted to non-restricted.

NOTE 4:  INVESTMENTS - NON-RESTRICTED

Non-restricted investments are comprised of certificates of deposit and U.S. government bonds.  We have total non-restricted investments of $1.7 million and $3.4 million as of September 30, 2013 and 2012, respectively.  As of September 30, 2013, non-restricted investments of $1.4 million will mature within one year and $0.3 million will mature after one year and before five years.

We record our U.S. government bond investments at fair value.  The following table represents the non-restricted investments as of September 30, 2013 and 2012:

	As of September 30, 2013				As of September 30, 2012
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Book Value	Gains (1)	(Losses)	Fair Value	Book Value	Gains	(Losses)	Fair Value
Non-restricted investments:
Certificates of deposit	$100,000	$—		$100,000	$594,000	$—	$—	$594,000
U.S. government bonds	1,604,458	14,283		$1,618,741	2,717,902	48,871	—	2,766,773
Total non-restricted investments	$1,704,458	$14,283	$—	$1,718,741	$3,311,902	$48,871	$—	$3,360,773

(1)  The unrealized gain on investments of $14,283 net of tax of $4,999 represents the accumulated other comprehensive income of $9,284.

During fiscal 2013, the Company received $1.0 million in proceeds from the sale of U.S. government bonds and realized a gain of $0.04 million.  An additional $1.6 million in proceeds was received from investment maturities.  During fiscal 2012, we did not recognize any material realized gains or losses or receive proceeds from sales on non-restricted investments.  In fiscal 2013 and 2012, we received authorization, pursuant to applicable insurance regulations, to transfer $1.0 million and $1.9 million, respectively, in book value of U.S. government bonds from restricted to non-restricted.

NOTE 5: FURNITURE AND EQUIPMENT

Cost and accumulated depreciation of property and equipment at September 30, 2013 and 2012 is as follows:

	As of and For the Years Ended September 30,
	2013	2012

Furniture and equipment	$41,200	$41,200
Computer software	1,709,386	1,174,169
Work in process	—	505,014
	1,750,586	1,720,383

Less accumulated depreciation	(1,367,345)	(1,155,356)

Furniture and equipment - net	$383,241	$565,027

Furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives are 7 years for furniture and equipment, and 3 years for computer software. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $0.2 million and $0.1 million for the years ended September 30, 2013 and 2012, respectively.

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

We test goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Under the provisions of ASC-350, Intangibles — Goodwill and Other, a two-step impairment test is performed on goodwill.  In the first step, we compare the fair value of our reporting unit to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If upon completing the second step of the impairment test the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets at September 30, 2013 and 2012 are as follows:

	As of and for the Years Ended September 30,
	2013			2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$11,000,000	$(9,600,416)	$1,399,584	$11,000,000	$(8,881,052)	$2,118,948
Agent relationships	700,000	(579,508)	120,492	700,000	(525,464)	174,536
Vendor relationships	1,700,000	(1,408,780)	291,220	1,700,000	(1,275,244)	424,756
Trade name	7,000,000	(5,013,096)	1,986,904	7,000,000	(4,373,880)	2,626,120
Technology	4,000,000	(4,000,000)	—	4,000,000	(3,839,760)	160,240

Total amortizable intangibles	$24,400,000	$(20,601,800)	$3,798,200	$24,400,000	$(18,895,400)	$5,504,600

Goodwill	$31,474,280	$—	$31,474,280	$31,474,280	$—	$31,474,280

Amortization expense was $1.7 million and $2.2 million in fiscal 2013 and fiscal 2012, respectively.  Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Years Ended	Annual Amortization
September 30,	Expense

2014	1,243,000
2015	1,027,000
2016	847,000
2017	681,200

Total	$3,798,200

Management evaluated goodwill at September 30, 2013, and determined that there was no impairment as the estimated fair value exceeded the carrying value.  There were no impairments of amortizable intangible assets, as of September 30, 2013.

NOTE 7:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into the SSLA with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends March 31, 2014 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of September 30, 2013, we could request up to $74.7 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of September 30, 2013, the lenders have indicated a willingness to participate in fundings up to an aggregate of $308.9 million during the next 12 months, including $206.8 million that is currently outstanding.  Included in this amount are borrowings of $15.1 million from withdrawing banks that previously participated in the SSLA.

Our SSLA allows additional banks to become parties to the SSLA under a modified non-voting role. We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of September 30, 2013, we had 17 non-voting banks with an outstanding principal balance of $16.8 million.

On June 21, 2013, the Company entered into the thirty-sixth amendment (the “Amendment”) to the SSLA.  The Amendment (i) permitted the declaration and payment of a $20.0 million one-time unrestricted dividend from the Company to MCFC on or before June 30, 2013; (ii) amended the revolving credit line interest rate to be 4% or prime, whichever is greater, for all new borrowings after June 21, 2013; (iii) amended the amortizing term notes interest rate to be 5.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever is greater, for all new borrowings after June 21, 2013; and (iv) consented to the amended and restated LSMS Agreement.  A one-time dividend of $20.0 million was paid to MCFC on June 28, 2013 and funded through the revolving credit line.  Prior to June 21, 2013, the interest rate on the revolving credit line was 5% or prime, whichever was greater, and the interest rate on amortizing notes was 6.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever was greater.

The aggregate notional balance outstanding under amortizing notes was $187.6 million and $186.2 million at September 30, 2013 and 2012, respectively.  There were 349 and 354 amortizing term notes outstanding at September 30, 2013 and 2012, respectively, with a weighted-average interest rate of 6.11% and 6.25%, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 5.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the year ended September 30, 2013, we incurred $0.6 million in uncommitted availability fees.

Advances outstanding under the revolving credit line were $19.2 million and $19.5 million at September 30, 2013 and 2012, respectively.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 4.00%, whichever is greater.  Interest on borrowings was 4.00% at September 30, 2013 and 5.00% at September 30, 2012.

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

The breach of any of these covenants could result in a default under the SSLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable.  As of September 30, 2013, we were in compliance with all loan covenants.

If an event of default has occurred, the Agent has the right, on behalf of all holders of the Senior Debt, to immediately take possession and control of the collateral. If the Agent notifies us of an event of default, the interest rate on all Senior Debt will automatically increase to a default rate equal to 2% above the interest rate otherwise payable on such Senior Debt. The default rate will remain in effect so long as any event of default has not been cured.

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

Subordinated Debt - Parent

In fiscal year 2011, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of September 30, 2013 and 2012, the outstanding balance under this facility was zero.

Investment Notes

We have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $63.9 million, which includes a $0.2 million purchase adjustment as of September 30, 2013 and $67.4 million, which includes a $0.3 million purchase adjustment as of September 30, 2012.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature 1 to 10 years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $51,834 and $53,539, with a weighted average interest rate of 9.15% and 9.06% at September 30, 2013 and 2012, respectively.  Interest is paid either monthly or annually at the option of the note holder.

On January 11, 2013, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2013 Registration Statement”).  Pursuant to this 2013 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2014, unless terminated earlier at our discretion.  As of September 30, 2013, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) at September 30, 2013, follows:

	Amortizing Notes	Amortizing Notes	Amortizing Notes
	SSLA Lenders	Withdrawing Banks	Non-Voting Banks	Investment Notes	Total
2014	$57,817,295	$7,786,553	$12,284,314	$11,293,290	$89,181,452
2015	47,964,071	5,404,636	4,224,060	14,965,652	72,558,419
2016	33,199,148	1,787,854	280,091	15,248,504	50,515,597
2017	16,693,526	140,142	—	5,176,419	22,010,087
2018	—	—	—	585,305	585,305
2019 and beyond	—	—	—	16,434,460	16,434,460
Total	$155,674,040	$15,119,185	$16,788,465	$63,703,630	$251,285,320

NOTE 8: INCOME TAXES

The provision for income taxes for the years ended September 30, 2013, 2012, and 2011, consisted of the following:

	For the Year Ended September 30, 2013
	Federal	State	Valuation Allowance	Total
Current	$5,775,675	$(1,004,750)	$—	$4,770,925
Deferred	(714,032)	226,479	10,915	(476,638)
Total	$5,061,643	$(778,271)	$10,915	$4,294,287

	For the Year Ended September 30, 2012
	Federal	State	Valuation Allowance	Total
Current	$10,548,636	$295,134	$—	$10,843,770
Deferred	(4,373,222)	(436,398)	10,162	(4,799,458)
Total	$6,175,414	$(141,264)	$10,162	$6,044,312

	For the Year Ended September 30, 2011
	Federal	State	Valuation Allowance	Total
Current	$10,555,061	$3,595,229	$—	$14,150,290
Deferred	(2,134,522)	(491,379)	—	(2,625,901)
Total	$8,420,539	$3,103,850	$—	$11,524,389

The actual tax expense for the years ended 2013, 2012, and 2011 differs from the computed ‘expected’ tax expense (benefit) for those years (computed by applying the applicable United States federal corporate tax rates of 35% to income before income taxes) as follows:

	As of and for the Years Ended September 30,
	2013	2012	2011
Computed ‘expected’ tax expense	$4,794,611	$6,325,065	$10,019,871
State tax (net of federal tax effect)	(418,565)	(240,378)	2,226,005
Other tax benefit	(81,759)	(40,375)	(721,487)
Total	$4,294,287	$6,044,312	$11,524,389

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2013 and 2012 are presented below:

	As of and for the Years Ended September 30,
	2013	2012
Deferred tax assets:
Allowance for credit losses	$11,914,542	$11,234,048
Unearned insurance reserves	2,763,914	3,480,446
Uncertain tax positions	174,328	302,110
Fair value adjustment of acquisitions	76,928	109,709
State net operating losses and credits	34,357	26,680
Loan origination & policy acquisition costs	—	26,220
Other	304,338	176,769
Total deferred tax assets	15,268,407	15,355,982
Valuation allowance	(21,077)	(10,162)
Deferred tax assets, net of valuation allowance	15,247,330	15,345,820

Deferred tax liabilities:
Amortization - intangible assets	1,240,550	1,858,674
Depreciation	55,640	13,675
Other	70,752	96,173
Total deferred tax liabilities	1,366,942	1,968,522

Net deferred tax assets	$13,880,388	$13,377,298

As of September 30, 2013, the Company had state net operating loss carryforwards of approximately $597,000, and state alternative minimum tax (AMT) credit carryforwards of approximately $1,000.  The net operation loss carryforwards begin expiring in 2019 through 2033.

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

The Company is included in the consolidated federal income tax return and, for certain states, combined state tax returns of its parent. Under the benefits-for-loss approach, net operating losses and other tax attributes of the Company are characterized as realized when utilized by the parent. Therefore, recognition of deferred tax assets is based on all available evidence as it relates to both the parent and the Company. As the Company is party to a tax sharing agreement with its parent that will reimburse it for any losses utilized in the parent’s consolidated tax returns, management believes it is more likely than not that the Company will realize the benefits of those deductible differences based on the Parent’s historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, with the exception of certain state differences. Accordingly, at September 30, 2013 and 2012, the Company recorded a valuation allowance on these deferred tax assets of $21,000 and $10,000, respectively.

As of September 30, 2013, 2012 and 2011, the reserve for uncertain tax positions was approximately $500,000, $900,000, and $1.7 million, respectively.  The reserve for uncertain tax positions is included in accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2013, 2012, and 2011. The Company had approximately $107,000 of unrecognized tax benefit that if realized would affect the effective tax rate. Interest and penalties recognized are recorded as a component of income tax expense (benefit) in the amount of approximately $(20,000), $(137,000) and $43,000 for the year ended September 30, 2013, 2012, and 2011 respectively.

A reconciliation of unrecognized tax benefits for fiscal year 2013, 2012 and 2011 is as follows:

	As of and for the Years Ended September 30,
	2013	2012	2011
Balance, beginning of period	$702,000	$1,368,200	$520,200
Increase of tax positions taken in current periods	29,600	9,800	13,000
Increase of tax positions taken in prior periods	594,000	86,100	1,060,000
Decrease of tax positions taken in current periods	—	—	—
Decrease of tax positions taken in prior periods	(557,800)	—	—
Decrease due to lapse of applicable statute of limitations	(421,800)	(762,100)	(225,000)
Balance, end of period	$346,000	$702,000	$1,368,200

In addition, the Company has accrued cumulative interest and penalties of approximately $174,000, $193,000, and $330,000 as of September 30, 2013, 2012 and 2011, respectively.

The Company does not believe a significant increase or decrease in the uncertain tax positions will occur in the next twelve months.

The parent’s federal income tax returns are open and subject to examination by the Internal Revenue Service for the tax year ended September 30, 2010 and later.  MCFC and its subsidiaries state returns are generally open and subject to examinations for the tax year ended September 30, 2009 and later for major state jurisdictions.  The Company does not believe any adjustments that may result from these examinations will be material to the Company.

NOTE 9:  RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Thomas H. Holcom, Jr., and certain of his immediate family members own investment notes issued by us.  Amounts held by these related parties totaled $549,713 and $843,292 at September 30, 2013 and 2012, respectively.  These investment notes will mature in 2014, 2015 and 2021, and bear a weighted average interest rate of 5.82%.  Carol Jackson, a member of the MCFC Board of Directors, owns investment notes issued by us. Amounts held by her totaled $585,906 and $541,250 at September 30, 2013 and 2012, respectively. These investment notes will mature in 2014 and bear a weighted average interest rate of 8.25% (See Note 7 to the consolidated financial statements).

We entered into an amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD in June 2013.  Under the LSMS Agreement, we buy certain military loans that CBD originates and receive management and record keeping services from CBD. The following table represents the related party transactions associated with this agreement and other related party transactions for the periods presented.

	As of and for the Years Ended September 30,
	2013	2012	2011
Loan purchasing:
Loans purchased from CBD	$235,076,964	$239,616,353	$251,013,073

Management and record keeping services:
Monthly servicing to CBD (1)	$31,381,573	$33,820,834	$33,609,257
Monthly relationship fee to CBD (2)	4,759,230	5,084,245	5,173,367
Monthly management fee to MCFC (3)	674,200	750,000	750,000
Total management and record keeping services	$36,815,003	$39,655,079	$39,532,624

Other transactions:
Fees paid to CBD in connection with loans purchased ($30.00 each loan purchased)	$3,401,220	$3,276,540	$3,630,526
Tax payments to MCFC	7,431,763	9,844,816	13,727,467
Dividends paid to MCFC	24,618,033	6,773,313	8,845,387
Expenses reimbursed to MCFC (4)	979,300	745,932	472,776
Total other transactions	$36,430,316	$20,640,601	$26,676,156

(1) Monthly servicing fee to CBD was 0.68% of outstanding principal for the six months ended September 30, 2013.  Prior to April 1, 2013, the monthly servicing fee was 0.7% of outstanding principal.

(2) Monthly relationship fee to CBD is equal to $2.82 for each loan owned at June 21, 2013 for the three months ended September 30, 2013.  Prior to June, 21, 2013, the monthly relationship fee was $2.82 for each loan owned at the prior fiscal year end.

(3) $750,000 annual maximum for fiscal years 2013, 2012 and 2011.

(4) $1,640,000 annual maximum for fiscal year 2013, plus 7% per annum thereafter.

In June 2013, MCB received a letter from the OCC (the “OCC Letter”) regarding certain former business practices of CBD that the OCC alleged violated Section 5 of the FTC Act. In July 2013, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law. Nevertheless, in its response letter, MCB did propose certain potential methods of financial remediation to certain customers, if deemed necessary by the OCC. At that time, MCB recorded an accrual in the amount of $5 million. Management for MCB believes that it is probable that it will be required to make remediation payments above the $5 million accrual; however, MCB management is unable to reasonably estimate the potential additional exposure as no information has been received from the OCC nor is able to predict when such information could be expected from the OCC. Therefore, MCB has not increased the $5 million accrual recorded in June 2013; however, the amount of this accrual is subject to change as discussions with the OCC continue.

Any final resolution of these issues could have a material impact on MCB’s financial condition and results of operations which could impact our business, financial condition and results of operations.

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

The Company’s policy is to recognize transfers in and transfers out as of the ending of the reporting period. During fiscal 2013, there were no significant transfers in or out of Levels 1, 2 or 3.

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

Finance Receivables — The fair value of finance receivables are estimated by discounting the receivables using current rates at which similar finance receivables would be made to borrowers with similar credit ratings and for the same remaining maturities as of fiscal year end.  In addition, the best estimate of losses inherent in the portfolio is deducted when computing the estimated fair value of finance receivables.  If the Company’s finance receivables were measured at fair value in the financial statements these finance receivables would be classified as Level 3 in the fair value hierarchy.

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

The carrying amounts and estimated fair values of our financial instruments at September 30, 2013 and 2012 are as follows:

	As of September 30, 2013		As of September 30, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents - non-restricted	$1,922,956	$1,922,956	$2,136,520	$2,136,520
Cash and cash equivalents - restricted	623,333	623,333	727,857	727,857
Investments - restricted	—	—	1,024,134	1,024,134
Investments - non-restricted	1,718,741	1,718,741	3,360,773	3,360,773
Net finance receivables	314,671,912	313,215,121	331,910,518	331,950,198

Financial liabilities:
Amortizing term notes	$187,581,690	$190,267,660	$186,230,677	$186,232,408
Investment notes	63,907,784	66,986,636	67,428,441	67,604,603

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

There were no changes in our internal controls over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of fiscal year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

On December 18, 2013, the Board of PFS appointed Joseph B. Freeman as Chief Executive Officer of PFS commencing on January 2, 2014.  Mr. Freeman, age 43, has served as the President and Chief Operating Officer of PFS since 2010.  From 2007 to 2010 he served as the Chief Operating Officer of PFS.  In connection with his appointment, Mr. Freeman entered into an amendment to his employment agreement dated November 29, 2010 to reflect his new position, duties and responsibilities and an increase of $25,000 in his annual base salary.  The foregoing description of the amendment is not complete and is qualified in its entirety by reference to the full and complete terms of the amendment, which is filed as Exhibit 10.45 to this Form 10-K and incorporated herein by reference.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an effective internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Securities and Exchange Act (“Exchange Act”) and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by the employees of the Consumer Banking Division of MidCountry Bank (“CBD”).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework 1992. Based on these criteria and our assessment, we have determined that, as of September 30, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only an annual report from management with regard to the internal control over financial reporting in this annual report.

/s/ Thomas H. Holcom Jr.
Thomas H. Holcom, Jr.
Chief Executive Officer
(Principal Executive Officer)

/s/ Laura V. Stack
Laura V. Stack
Chief Financial Officer, Treasurer and Asst. Secretary
(Principal Financial Officer)

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers as of September 30, 2013:

Name	Age	Position

Thomas H. Holcom, Jr. (1)	67	Chief Executive Officer and Chairman
Laura V. Stack	50	Chief Financial Officer, Treasurer, Asst. Secretary and Director
Joseph B. Freeman (2)	43	President, Chief Operating Officer and Director
Robert F. Hatcher (3)	71	Director
Timothy L. Stanley	55	Vice Chairman and Director

(1)   Mr. Holcom, Jr. has announced his resignation effective January 2, 2014.

(2)   Effective January 2, 2014, Mr. Freeman will serve as our Chief Executive Officer.

(3)   Effective January 2, 2014, Mr. Hatcher will serve as our Chairman.

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

Since June 2007, Laura V. Stack has served as our Chief Financial Officer, Treasurer and Asst. Secretary.  She has been a member of the Board since January 12, 2010 and a member of our audit committee and the audit committee financial expert since December 2010.  Prior to December 2010, Ms. Stack was our Director of Corporate Finance and previously held the position of Controller. Ms. Stack joined us in 1999, after serving as Vice President for a financial services firm with responsibilities for accounting, cash management, financial/regulatory reporting, consolidating-corporation budget and auditing.  Ms. Stack serves on the board of directors for the charitable organizations, Friends of Alvin Ailey and the Junior League.  Ms. Stack has accounting experience and knowledge about public companies, the concerns and challenges faced in our industry, our regulatory environment and significant experience in financial reporting of finance companies to the SEC and our lenders.

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

Timothy L. Stanley has served as a member of our Board since December 18, 2013.  Mr. Stanley has served as President and Chief Executive Officer of Heights Finance Corporation (“Heights”) since April 2003 and as the Chief Operating Officer of MCFC since September 2010.  Prior to joining Heights, Mr. Stanley spent 23 years with Wells Fargo Financial and held a variety of positions in branch operations, marketing, client services, and technology during his tenure, including Senior Vice President of the Information Services Group.  Mr. Stanley has management and financial experience as a chief executive officer and a chief operating officer of a financial services company.  He has oversight responsibility for the operations, legal, information technology and human resources functions of MCFC, as well as ongoing corporate-wide initiatives.  He also has oversight and corporate governance experience as a current member and former chairman of the American Financial Services Association and a current and former director of various corporate and nonprofit entities.

Director Compensation, Composition and Committees

We have no outside independent directors and do not pay separate compensation for serving as a director.

We are a wholly-owned subsidiary of MCFC. In view of this, the small size of our Board and that we do not have publicly traded equity securities that would be subject to exchange listing requirements, we do not have a separate standing nominating committee or compensation committee. The functions which are normally performed by those committees are performed by our Board as a whole. Our Board has formed an audit committee, consisting of two members of our Board, Laura V. Stack and Joseph B. Freeman.  Ms. Stack has been appointed the chair of the audit committee and is an audit committee financial expert.  The designation of a person as an “audit committee financial expert”, within the meaning of the rules under Section 407 of the Sarbanes-Oxley Act of 2002, shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the audit committee, nor shall it decrease the duties and obligations of other audit committee members or the Board. The audit committee does not have a separate charter.  In recognition of the expertise and experience of the audit committee of MCFC, our audit committee relies and expects to continue to rely heavily on MCFC’s audit committee in fulfilling the functions of an audit committee.  Our executive officers and directors, including our principal executive, financial and principal accounting officers are subject to our Code of Ethics, a copy of which may be obtained at no charge from us upon written request directed to us at Pioneer Financial Services Inc., 4700 Belleview Ave., Suite 300, Kansas City, Missouri 64112.

ITEM 11.                                         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to each of our Principal Executive Officer (referred to in this CD&A as our “Chief Executive Officer”), Principal Financial Officer (referred to in this CD&A as our “Chief Financial Officer”) and other executive officers for all services rendered by these officers in all capacities to us.  During the last completed fiscal year, Mr. Freeman and Ms. Stack have been employed by CBD and Mr. Holcom has been employed primarily by MCFC.  The Chief Executive Officer provides less than 50% of his services to us.  The Chief Financial Officer provides over 50% of her services to us.  The other executive officers provide less than 50% of their services to us.  Other than our Chief Executive Officer, Chief Financial Officer, and President and Chief Operating Officer, none of our executive officers earned or were paid or awarded compensation equal to or greater than $100,000 for services provided to us in any capacity.  As disclosed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations,” we pay CBD various fees for services provided to us.  All compensation for the named and other executive officers, except the Chief Financial Officer, is paid by CBD, or MCFC, and reviewed by the Compensation Committee of the Board of Directors of MCFC.  For fiscal 2013, the compensation of the Chief Financial Officer was reviewed by the President of the Company.

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

Total Compensation

Name and Principal Position	Year	Salary	Annual Incentive (1)	Restricted Stock Awards	All Other Compensation	Total Annual Compensation

Thomas H. Holcom Jr.
Chief Executive Officer	2013	$108,000	$—	$2,003	$8,754	$118,757
Chief Executive Officer	2012	70,654	9,564	10,312	6,200	96,730
President and Chief Executive Officer	2011	65,923	48,834	11,682	6,457	132,896

Joseph B. Freeman
President and Chief Operating Officer	2013	$72,577	$—	$2,003	$5,064	$79,644
President and Chief Operating Officer	2012	64,385	4,643	4,492	5,521	79,041
Chief Operating Officer	2011	58,950	38,401	3,704	5,524	106,579

Laura V. Stack
Chief Financial Officer	2013	$92,001	$36,757	$4,007	$6,605	$139,370
Chief Financial Officer	2012	88,972	—	3,084	7,962	100,018
Chief Financial Officer	2011	85,217	49,009	—	8,020	142,246

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

All executive officers are eligible for an annual merit increase to base salary, effective January 1st, based primarily on performance of job responsibilities and accomplishment of predetermined performance objectives.  Job accomplishments are measured by a written performance appraisal which includes evaluating the key responsibilities of the position using five levels of defined performance ratings culminating in an overall job performance rating. The Chief Executive Officer of MCB evaluates Mr. Freeman’s performance and the President of the Company evaluates Ms. Stack.  The Chief Executive Officer of MCFC evaluates our Chief Executive Officer’s performance.

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

Incentive and Retention Plan Awards

	Threshold	Target	Maximum
Thomas H. Holcom Jr.	$43,200	$70,200	$102,600

Joseph B. Freeman	$32,660	$43,546	$54,433

Laura V. Stack	$27,600	$41,400	$55,200

For fiscal 2013, Mr. Holcom’s annual incentive was based 25% on our pre-tax income, 50% on the operating earnings of MCFC and 20% based on delinquency plus net charge-offs and 5% on customer count. To receive an incentive payment, the minimum performance objective must be achieved.  Ten percent of Mr. Holcom’s annual earned cash incentive is deferred for a period of two years, with 50% of the deferred incentive paid after one year and the remaining 50% paid after two years.

For fiscal 2013, Mr. Freeman’s annual incentive was based 30% on CBD pre-tax income, 10% on consolidated MCB pre-tax income, 20% on the operating earnings of MCFC, 20% based on our delinquency plus net charge-offs combined with CBD, 10%

based on loan portfolio level and 10% based on customer count. To receive an incentive payment, the minimum performance objective must be achieved.  Ten percent of Mr. Freeman’s annual earned cash incentive is deferred for a period of two years, with 50% of the deferred incentive paid after one year and the remaining 50% paid after two years.

For fiscal 2013, Ms. Stack’s annual incentive was based 35% on our operating earnings combined with the operating earnings of CBD, 15% on the loan portfolio yield, 15% on our efficiency ratio combined with CBD, 25% on customer count and 10% on the operating earnings of MCFC.  To receive an incentive payment, the minimum performance objective must be achieved.

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

The Committee reviewed the competitiveness of LTIP compensation as compared to market published survey data and a third party peer group in the Blanchard Report.  The following table provides information concerning options exercised and restricted stock awards vested during the year ended September 30, 2013, for each of our named executive officers.

Option Exercises and Restricted Stock Vested

	Option Awards		Restricted Stock Units
Name	Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired	Value Realized on Vesting ($)
Thomas H. Holcom Jr.
December 1, 2012	—	$—	252	$2,003
December 1, 2011	—	—	963	10,312
December 1, 2010	—	—	1,733	11,682
Joseph B. Freeman
December 1, 2012	—	$—	252	$2,003
December 1, 2011	—	—	419	4,492
December 1, 2010	—	—	550	3,704
Laura V. Stack
December 1, 2012	—	$—	504	$4,007
December 1, 2011	—	—	288	3,084
December 1, 2010	—	—	—	—

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

Potential payments upon termination

Assuming the employment of the following named executive officers were to be terminated by the Company without cause or by such executives with good reason as of September 30, 2013, each named executive officer would be entitled to payments as stipulated in the terms of his signed Employment Agreement, as follows.

Severance Benefits

	Average Base Salary (1)	Average Annual Incentive	Total
Thomas H. Holcom Jr.	$81,526	$19,466	$100,992
Joseph B. Freeman	65,304	14,348	79,652

(1) Average amounts are based on the most current three years

No severance payment is provided for any of the executive officers in the event of death, disability or retirement.  Assuming the employment of our named executive officers were to be terminated due to death, disability or retirement after attaining age 65, restricted stock unit awards would automatically vest.  If employment of the named executive officer is terminated because of death or disability, stock options may be exercised to the extent exercisable on the termination date.  In the case of retirement after attaining age 65, stock options and restricted stock unit awardswould become fully vested on the termination date.  Upon all other terminations, the amounts in the AIP and LTIP would be forfeited.

REPORT OF THE COMPENSATION COMMITTEE

Our Board serves as our Compensation Committee and has, with the assistance of the MCFC Compensation Committee, reviewed and discussed the CD&A presented above with management.  Based on that review and discussion, our Board has recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

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

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2013, MCFC, a Georgia corporation, owns one share of our common stock, which constitutes our only outstanding and issued share of common stock. We have no other class of capital stock authorized.  The address of MCFC is 201 Second Street, Suite 950 (31201), P.O. Box 4164, Macon, Georgia 31208.  MCFC has sole voting and investment power with respect to the share of our common stock set forth above.  Neither our directors nor any of our executive officers own any shares of our common stock.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Chief Executive Officer, Thomas H. Holcom, Jr., and certain immediate family members own investment notes issued by us.  Amounts held by these related parties totaled $549,713 and $843,292 at September 30, 2013 and 2012 respectively.  These investment notes will mature in 2014, 2015 and 2021, and bear a weighted average interest rate of 5.82%.  Carol Jackson, a member of the MCFC Board of Directors, owns investment notes issued by us. Amounts held by her totaled $585,906 and $541,250 at September 30, 2013 and 2012 respectively. These investment notes will mature in 2014 and bear a weighted average interest rate of 8.25% (see Note 7 to the consolidated financial statements).

We entered into a LSMS Agreement with CBD in June 2013.  Under the LSMS agreement, we buy certain military loans that CBD originates and receive management and record keeping services from CBD.  The following table represents the related party transactions associated with this agreement and other related transactions for the periods presented.

	As of and for the Years Ended September 30,
	2013	2012	2011
Loan purchasing:
Loans purchased from CBD	$235,076,964	$239,616,353	$251,013,073

Management and record keeping services:
Monthly servicing to CBD (1)	$31,381,573	$33,820,834	$33,609,257
Monthly relationship fee to CBD (2)	4,759,230	5,084,245	5,173,367
Monthly management fee to MCFC (3)	674,200	750,000	750,000
Total management and record keeping services	$36,815,003	$39,655,079	$39,532,624

Other transactions:
Fees paid to CBD in connection with loans purchased ($30.00 each loan purchased)	$3,401,220	$3,276,540	$3,630,526
Tax payments to MCFC	7,431,763	9,844,816	13,727,467
Dividends paid to MCFC	24,618,033	6,773,313	8,845,387
Expenses reimbursed to MCFC (4)	979,300	745,932	472,776
Total other transactions	$36,430,316	$20,640,601	$26,676,156

(1) Monthly servicing fee to CBD was 0.68% of outstanding principal for the six months ended September 30, 2013.  Prior to April 1, 2013, the monthly servicing fee was 0.7% of outstanding principal.

(2) Monthly relationship fee to CBD is equal to $2.82 for each loan owned at June 21, 2013 for the three months ended September 30, 2013.  Prior to June, 21, 2013, the monthly relationship fee was $2.82 for each loan owned at the prior fiscal year end.

(3) $750,000 annual maximum for fiscal years 2013, 2012 and 2011.

(4) $1,640,000 annual maximum for fiscal year 2013, plus 7% per annum thereafter.

Policies and Procedures

Our audit committee, with the assistance of the MCFC Board, reviews, approves or ratifies any related party transactions.  The review includes the nature of the relationship, the materiality of the transaction, the related person’s interest in the transaction and position, the benefit to us and the related party, and the effect on the related person’s willingness or ability in making such determination to properly perform their duties here.

Director Independence

Our Board currently consists of the following five persons: Thomas H. Holcom, Laura V. Stack, Joseph B. Freeman, Robert F. Hatcher and Timothy L. Stanley.  As each of these individuals is an executive officer of PFS or an executive officer of our parent, our Board has determined that none of these individuals are independent, as the term is defined under the listing standards of the NASDAQ Global Select Market. Our only outstanding share of common stock is held by MCFC and neither our common stock nor investment notes are listed on any national exchange stock. None of the members of our Board sit on the board of directors of any public company.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Report of the Audit Committee

In fulfilling its oversight responsibilities, our audit committee, with the assistance of the risk and audit committee of the MCFC Board, reviewed and discussed the audited consolidated financial statements for fiscal year 2013 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, our audit committee, with the assistance of the risk and audit committee of the MCFC Board, discussed with our independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) AU380, “Communication with Audit Committees.”

Our audit committee, with the assistance of the risk and audit committee of the MCFC Board, has received from our independent registered public accounting firm written disclosures and a letter concerning their independence from us, as required by Ethics and Independence Rule 3526, “Communication with Audit Committees Concerning Independence.” These disclosures have been reviewed by our audit committee, with the assistance of the risk and audit committee of the MCFC Board, and discussed with our independent registered public accounting firm. Our audit committee, with the assistance of the risk and audit committee of the MCFC Board, has considered whether audit-related and non-audit related services provided by our independent registered public accounting firm to the Company are compatible with maintaining the auditors’ independence and has discussed with the auditors their independence.

Based on these reviews and discussions, our audit committee, with the assistance of the risk and audit committee of the MCFC Board, has recommended that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended September 30, 2013 for filing with the U.S. Securities and Exchange Commission.

By the audit committee:

/s/ Laura V. Stack
Laura V. Stack

/s/ Joseph B. Freeman
Joseph B. Freeman

Audit Fees

Deloitte & Touche LLP, or DT, has been engaged to perform the audit of the financials for the fiscal year ended September 30, 2013 and 2012.  The aggregate fees DT billed for professional services rendered in fiscal years 2013 and 2012 were approximately $281,000 and $317,000, respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2013 and 2012 by DT, which are not reported under “Audit Fees” above, were approximately $28,000 and $46,000, respectively.  These fees were primarily for out-of-pocket expenses.

Tax Fees

The aggregate fees billed for tax services rendered in fiscal year 2013 and 2012 by DT were $160,106 and $181,176, respectively.  These fees were primarily for preparation of federal and state tax returns.

PART IV

Item 15.                                                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations, warranties and covenants by the parties and other factual information about us, CBD or MCFC or their respective businesses or operations. These representations, warranties covenants and other factual statements (i) have been made solely for the benefit of the other party or parties to such agreements; (ii) were made only as of the date of such agreements or such other date(s) as expressly set forth in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may have been subject to qualifications with respect to materiality, knowledge and other matters, which qualifications modify, qualify and create exceptions to the representations, warranties and covenants in the agreements, (iv) may be qualified by disclosures made to such other party or parties in connection with signing such agreements, which disclosures contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants in the agreements, (v) have been made to reflect the allocation of risk among the parties to such agreements rather than establishing matters as facts, and (vi) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations, warranties, covenants and statements of act should not be relied upon by investors as they may not describe our actual state of affairs as of September 30, 2013 or as of the date of filing this Annual Report on Form 10-K.

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

10.37

Amendment No. 35 to the Secured Senior Lending Agreement dated as of March 31, 2012 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Bank Midwest, N.A, (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on form 10-K filed with the SEC on December 20, 2012).

10.38

Amendment No. 36 to the Secured Senior Lending Agreement dated as of June 21, 2013 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and Bank Midwest, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed with the SEC on June 27, 3013).

10.39*	Employment Agreement dated November 29, 2010 between the Company and Thomas H. Holcom (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 3, 2010).
10.40*

Employment Agreement dated February 1, 2007 between the Company and Laura V. Stack. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 29, 2008).

10.41*	Employment Agreement dated November 29, 2010 between the Company and Joseph B. Freeman (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 3, 2010).
10.42

Amended and Restated Non-Recourse Loan Sale and Master Services Agreement dated as of June 12, 2009 among MidCountry Bank through its Pioneer Military Lending Division, Pioneer Funding, listed other affiliated entities of the Company and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated June 18, 2009).

10.43

Unlimited Continuing Guaranty, dated as of June 12, 2009, from MidCountry Financial Corp. in favor of UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated June 18, 2009).

10.44	Oracle Services Agreement and Amendment No. 1, dated May 18, 2011, between the Company and Oracle Financial

Services Software, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on form 10-K filed with the SEC on December 20, 2012).
10.45*	Amendment to Employment Agreement between the Company and Joseph B. Freeman dated December 18, 2013 (filed herewith).
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on form 10-K filed with the SEC on December 20, 2012).
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

101**

The following financial information from Pioneer Financial Services, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013, filed with the SEC on December 23, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the years ended 2013, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2013 and September 30, 2012, (iii) the Condensed Consolidated Statement of Cash Flows for years ended 2013, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

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

Name	Title	Date

/s/ Thomas H. Holcom, Jr.	Chief Executive Officer, Chairman	December 23, 2013
Thomas H. Holcom, Jr.	and Director (Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer, Treasurer, Asst.	December 23, 2013
Laura V. Stack	Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph B. Freeman	Chief Operating Officer,	December 23, 2013
Joseph B. Freeman	President and Director

/s/ Robert F. Hatcher	Director	December 23, 2013
Robert F. Hatcher

/s/ Timothy L. Stanley	Vice Chairman and Director	December 23, 2013
Timothy L. Stanley