Form 10-Q
period 2013-12-31
PIONEER FINANCIAL SERVICES INC
filed 2014-02-13
CIK 1216752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2014
Common Stock, no par value	One Share

As of February 13, 2014, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q

December 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

As of December 31, 2013 and September 30, 2013

(unaudited)

	December 31,	September 30,
	2013	2013
	(dollars in thousands)

ASSETS

Cash and cash equivalents - non-restricted	$4,856	$1,923
Cash and cash equivalents - restricted	623	623
Investments	1,110	1,719
Gross finance receivables	351,310	364,198
Less:
Unapplied finance receivable payments	(7,361)	—
Unearned fees	(15,545)	(18,126)
Allowance for credit losses	(31,900)	(31,400)
Net finance receivables	296,504	314,672

Furniture and equipment, net	333	383
Net deferred tax asset	13,990	13,880
Prepaid and other assets	3,443	10,003
Deferred acquisition costs	2,164	2,509
Goodwill	31,474	31,474
Intangibles, net	3,487	3,798

Total assets	$357,984	$380,984

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks	$—	$19,240
Accounts payable	415	191
Accrued expenses and other liabilities	5,026	5,391
Amortizing term notes	188,274	187,582
Investment notes	59,725	63,908

Total liabilities	253,440	276,312

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394	86,394
Accumulated other comprehensive income	5	9
Retained earnings	18,145	18,269

Total stockholder’s equity	104,544	104,672

Total liabilities and stockholder’s equity	$357,984	$380,984

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Operations

For the three months ended December 31, 2013 and 2012

(unaudited)

	Three Months Ended
	December 31,
	2013	2012
	(dollars in thousands)

Interest income and fees	$26,524	$28,630

Interest expense	4,453	4,761

Net interest income before provision for credit losses	22,071	23,869
Provision for credit losses	10,942	8,989
Net interest income	11,129	14,880

Debt protection income, net
Debt protection revenue	909	1,778
Claims paid and change in reserves	(140)	(884)
Third party commissions	(98)	(191)
Total debt protection income, net	671	703

Other revenue	6	29

Total non-interest income, net	677	732

Non-interest expense
Management and record keeping services	8,580	9,765
Professional and regulatory fees	411	503
Amortization of intangibles	311	427
Other operating expenses	673	670
Total non-interest expense	9,975	11,365

Income before income taxes	1,831	4,247
Provision for income taxes	673	1,674
Net income	$1,158	$2,573

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

For the three months ended December 31, 2013 and 2012

(unaudited)

	Three Months Ended
	December 31,
	2013	2012
	(dollars in thousands)

Net income	$1,158	$2,573
Other comprehensive loss:
Unrealized losses on investment securities available for sale, gross:	(6)	(17)
Tax benefit	2	6
Total other comprehensive loss, net of tax	(4)	(11)
Total comprehensive income	$1,154	$2,562

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Stockholder’s Equity

For the three months ended December 31, 2013 and 2012

(unaudited)

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income
	(dollars in thousands)

Balance, September 30, 2012	$119,935	$86,394	$33,483	$58

Total comprehensive income	2,562	—	2,573	(11)
Dividends paid to parent	(1,198)	—	(1,198)	—

Balance, December 31, 2012	$121,299	$86,394	$34,858	$47

Balance, September 30, 2013	$104,672	$86,394	$18,269	$9

Total comprehensive income	1,154	—	1,158	(4)
Dividends paid to parent	(1,282)	—	(1,282)	—

Balance, December 31, 2013	$104,544	$86,394	$18,145	$5

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

For the three months ended December 31, 2013 and 2012

(unaudited)

	Three Months Ended
	December 31,
	2013	2012
	(dollars in thousands)

Cash flows from operating activities:
Net income	$1,158	$2,573
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	10,942	8,989
Depreciation and amortization	342	460
Deferred income taxes	(108)	211
Interest accrued on investment notes	704	649
Changes in:
Accounts payable and accrued expenses	(141)	(665)
Deferred acquisition costs	345	1,104
Unearned premium reserves	(895)	(2,587)
Prepaids and other assets	6,560	4,952

Net cash provided by operating activities	18,907	15,686

Cash flows from investing activities:
Finance receivables purchased from affiliate	(52,478)	(65,549)
Finance receivables purchased from retail merchants	(932)	(7,545)
Finance receivables repaid	61,531	72,025
Capital expenditures	—	(5)
Change in restricted cash	—	(8)
Investments matured and sold	600	745

Net cash provided by (used in) investing activities	8,721	(337)

Cash flows from financing activities:
Net repayments under lines of credit	(19,240)	(11,030)
Proceeds from borrowings	21,725	25,242
Repayment of borrowings	(25,898)	(27,334)
Dividends paid to parent	(1,282)	(1,198)

Net cash used in financing activities	(24,695)	(14,320)

Net increase in cash and equivalents	2,933	1,029

Cash and cash equivalents - non-restricted, Beginning of period	1,923	2,136

Cash and cash equivalents - non-restricted, End of period	$4,856	$3,165

Additional cash flow information:
Interest paid	$4,313	$4,768
Income taxes paid	365	2,999

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and September 30, 2013 and for the three months ended December 31, 2013 and December 31, 2012

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

All the information in these consolidated financial statements should be considered in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ judgments in determining the amount of our allowance for credit losses, valuation of goodwill and separately identifiable intangible assets, insurance claims and policy reserves, establishing the fair value of our financial instruments and the valuation of deferred tax assets and liabilities.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the first quarter of fiscal 2014, we purchased $93.2 million of military loans from CBD compared to $106.2 million during the first quarter of fiscal 2013.  We acquired $1.1 million in retail installment contracts during the first quarter of fiscal 2014 compared to $8.4 million during the first quarter of fiscal 2013.  Approximately 40.0% of the amount of military loans we purchased in the first quarter of fiscal 2014 were refinancings of outstanding loans compared to 32.0% during the first quarter of fiscal 2013.

In the normal course of business, we receive some customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  On December 31, 2013, we collected $10.8 million in customer loan payments in advance of the payment due date of January 1, 2014.  These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables of $7.4 million and the corresponding accrued interest receivable of $3.4 million.  Unapplied finance receivable payments consist of principal amounts collected on December 31, 2013, but due on January 1, 2014.  There were no Federal Government Allotment System payments received in advance of the payment due dates on September 30, 2013.

The following table represents finance receivables for the periods presented:

	December 31,	September 30,
	2013	2013
	(dollars in thousands)

Finance Receivables:
Military loans	$339,024	$348,544
Retail installment contracts	12,286	15,654
Gross finance receivables	351,310	364,198

Less:
Unapplied finance receivable payments	(7,361)	—
Gross finance receivables less unapplied finance receivable payments	343,949	364,198

Less:
Net deferred loan fees and dealer discounts	(7,241)	(8,381)
Unearned debt protection fees	(5,224)	(6,119)
Debt protection claims and policy reserves	(3,080)	(3,626)
Total unearned fees	(15,545)	(18,126)

Finance receivables - net of unearned fees and unapplied finance receivable payments	328,404	346,072

Allowance for credit losses	(31,900)	(31,400)

Net finance receivables	$296,504	$314,672

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	For the Three Months Ended			For the Three Months Ended
	December 31, 2013			December 31, 2012
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$30,058	$1,342	$31,400	$27,457	$1,543	$29,000
Finance receivables charged-off	(10,404)	(845)	(11,249)	(9,256)	(421)	$(9,677)
Recoveries	724	83	807	647	91	$738
Provision	9,697	1,245	10,942	8,814	175	$8,989
Balance, end of period	$30,075	$1,825	$31,900	$27,662	$1,388	$29,050

Finance receivables	$339,024	$12,286	$351,310	$367,967	$28,479	$396,446
Allowance for credit losses	(30,075)	(1,825)	(31,900)	(27,662)	(1,388)	(29,050)
Balance net of allowance	$308,949	$10,461	$319,410	$340,305	$27,091	$367,396

The accrual of interest income is suspended when a full payment (95% or more of the monthly payment amount) on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds 60 days of interest charges. Non-performing assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days, on a recency basis (95% or more of the contracted payment amount has not been received for 30 days after the last full payment).  As of December 31, 2013, we had $10.3 million in military loans and $0.9 million in retail installment contracts that were non-performing assets compared to $11.2 million in military loans and $1.1 million in retail installment contracts as of September 30, 2013.

We did not have any finance receivables greater than 90 days past due accruing interest as of December 31, 2013 or 2012.  The accrual of interest is resumed and the account is considered current, when a full payment is received.  We consider a loan impaired after 180 days past due and it is removed from our finance receivable portfolio and charged against income.  As of December 31, 2013 and September 30, 2013, we had $0.8 million in military loans and $0.03 million in retail installment contracts of accrued interest for non-performing assets.  We do not restructure troubled debt as a form of curing delinquencies.

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

The following reflects the credit quality of the Company’s finance receivables:

	December 31,	September 30,
	2013	2013
	(dollars in thousands)
Total finance receivables:
Gross balance	$351,310	$364,198
Performing	340,092	351,877
Non-performing (90 days delinquent)	11,218	12,321
Non-performing loans as a percent of gross balance	3.19%	3.38%

Military loans:
Gross balance	$339,024	$348,544
Performing	328,682	337,321
Non-performing (90 days delinquent)	10,342	11,223
Non-performing loans as a percent of gross balance	3.05%	3.22%

Retail installment contracts:
Gross balance	$12,286	$15,654
Performing	11,410	14,556
Non-performing (90 days delinquent)	876	1,098
Non-performing loans as a percent of gross balance	7.13%	7.01%

Past due finance receivables as of December 31, 2013 and September 30, 2013 are as follows:

	Age Analysis of Past Due Finance Receivables
	As of December 31, 2013
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)

Finance receivables:
Military loans	$3,441	$10,342	$13,783	$325,241	$339,024
Retail installment contracts	248	876	1,124	11,162	12,286
Total	$3,689	$11,218	$14,907	$336,403	$351,310

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2013
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$4,403	$11,223	$15,626	$332,918	$348,544
Retail installment contracts	342	1,098	1,440	14,214	15,654
Total	$4,745	$12,321	$17,066	$347,132	$364,198

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

NOTE 3:  GOODWILL AND INTANGIBLES

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets as of December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013			September 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
	(dollars in thousands)

Customer relationships	$11,000	$(9,730)	$1,270	$11,000	$(9,600)	$1,400
Agent relationships	700	(590)	110	700	(580)	120
Vendor relationships	1,700	(1,434)	266	1,700	(1,409)	291
Trade name	7,000	(5,159)	1,841	7,000	(5,013)	1,987
Technology	4,000	(4,000)	—	4,000	(4,000)	—

Total amortizable intangibles	$24,400	$(20,913)	$3,487	$24,400	$(20,602)	$3,798

Goodwill	$31,474	$—	$31,474	$31,474	$—	$31,474

Amortization expense was $0.3 million and $0.4 million in the first quarter of fiscal 2014 and fiscal 2013, respectively. Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ended	Annual Amortization
September 30,	Expense
(dollars in thousands)

January - September 2014	$932
2015	1,027
2016	847
2017	681

Total	$3,487

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill and amortizable intangible assets at September 30, 2013, and determined that there was no impairment as the estimated fair value exceeded the carrying value.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the fiscal quarter ended December 31, 2013, the Company determined there were no events or changes in circumstances that would trigger impairment testing of goodwill or amortizable intangible assets.

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

	For the three months ended
	December 31, 2013	December 31, 2012
	(dollars in thousands)
Loan purchasing:
Loans purchased from CBD	$52,478	$65,549

Management and record keeping services:
Monthly servicing to CBD (1)	$7,321	$8,363
Monthly relationship fee to CBD (2)	1,129	1,214
Monthly management fee to MCFC (3)	130	188
Total management and record keeping services	$8,580	$9,765

Other transactions:
Fees paid to CBD in connection with loans purchased ($30.00 each loan purchased)	$784	$955
Tax payments to MCFC	365	2,999
Dividends paid to MCFC	1,282	1,198
Expenses reimbursed to MCFC (4)	291	155
Total other transactions	$2,722	$5,307

(1)    Monthly servicing fee to CBD was 0.68% and 0.7% of outstanding principal for the first three months of fiscal 2014 and fiscal 2013, respectively.

(2)    Monthly relationship fee to CBD is equal to $2.82 for each loan owned at the prior fiscal year end.

(3)    $750,000 annual maximum for fiscal years 2014 and 2013.

(4)    $1,754,800 annual maximum for fiscal year 2014, plus 7% per annum thereafter.

In June 2013, MCB received a letter from the OCC (the “OCC Letter”) regarding certain former business practices of CBD that the OCC alleged violated Section 5 of the FTC Act. In July 2013, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law. Nevertheless, in its response letter, MCB did propose certain potential methods of financial remediation to certain customers, if deemed necessary by the OCC. At that time, MCB recorded an accrual in the amount of $5 million. Management for MCB believes that it is probable that it will be required to make remediation payments above the $5 million accrual; however, MCB management is unable to reasonably estimate the potential additional exposure as no information has been received from the OCC nor is management able to predict when such information could be expected from the OCC. Therefore, MCB has not increased the $5 million accrual recorded in June 2013; however, the amount of this accrual is subject to change as discussions with the OCC continue.

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

For the first three months of fiscal 2014 and fiscal year ended September 30, 2013 there were no significant transfers in or out of Levels 1, 2 or 3.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents — The carrying value approximates fair value due to their liquid nature and classified as Level 1.

Investments — Fair value for U.S. government bond investments are based on quoted prices for similar assets in active markets and classified as Level 2.  The carrying value of certificates of deposit approximates fair value due to their liquid nature and classified as Level 1.

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

The carrying amounts and estimated fair values of our financial instruments at December 31, 2013 and 2012 are as follows:

	December 31, 2013		September 30, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents - non-restricted	$4,856	$4,856	$1,923	$1,923
Cash and cash equivalents - restricted	623	623	623	623
Investments	1,110	1,110	1,719	1,719
Net finance receivables	296,504	293,904	314,672	313,215

Financial liabilities:
Amortizing term notes	$188,274	$190,445	$187,582	$190,268
Investment notes	59,725	62,724	63,908	66,987

The following table represents our recurring valuations of investments as of December 31, 2013 and September 30, 2013:

	December 31, 2013				September 30, 2013
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(dollars in thousands)

Investments:
Certificates of deposit	$100	$—	$—	$100	$100	$—	$—	$100
U.S. government bonds	1,002	8	—	1,010	1,605	14	—	1,619
Total non-restricted investments	$1,102	$8	$—	$1,110	$1,705	$14	$—	$1,719

(1)  The net unrealized gain on investments of $8 net of tax of $3 represents the accumulated other comprehensive income of $5.

During fiscal 2014, the Company received $0.6 million in proceeds from the maturity of U.S. government bonds.  During the first three months of fiscal 2014 and fiscal 2013, we did not recognize any material realized gains or losses or receive proceeds on the sale of investment securities.

NOTE 6:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2014 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of December 31, 2013, we could request up to $83.8 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of December 31, 2013 the lenders have indicated a willingness to participate in fundings up to an aggregate of $303.5 million during the next 12 months, including $188.3 million that is currently outstanding. Included in this amount are borrowings of $12.8 million from withdrawing banks that previously participated in the SSLA.

Our SSLA allows additional banks to become parties to the SSLA under a modified non-voting role. We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of December 31, 2013, the principal balance outstanding to non-voting banks under the SSLA was $13.7 million.

On June 21, 2013, the Company entered into the thirty-sixth amendment (the “Amendment”) to the SSLA.  The Amendment (1) permitted the declaration and payment of a $20.0 million one-time unrestricted dividend from the Company to MCFC on or before June 30, 2013; (2) amended the revolving credit line interest rate to be 4% or prime, whichever is greater, for all new borrowings after June 21, 2013; (3) amended the amortizing term notes interest rate to be 5.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever is greater, for all new borrowings after June 21, 2013; and (4) consented to the amended and restated LSMS Agreement.  A one-time dividend of $20.0 million was paid to MCFC on June 28, 2013 and funded through the revolving credit line.  Prior to June 21, 2013, the interest rate on the revolving credit line was 5% or prime, whichever was greater, and the interest rate on amortizing notes was 6.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever was greater.

All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the quarter ended December 31, 2013, we incurred $0.2 million in uncommitted availability fees.

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

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net finance receivables, unless otherwise required by generally accepted accounting principles (“GAAP”), (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth, (3) maintain a positive net income in each fiscal year, (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated net finance receivables, and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required capital may be distributed as a dividend.  As of December 31, 2013, we were in compliance with all loan covenants.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $59.7 million, which includes a $0.2 million purchase adjustment at December 31, 2013, and $63.9 million, which includes a $0.2 million purchase adjustment at September 30, 2013.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $50,204 and $51,834, with a weighted interest rate of 9.08% and 9.15% at December 31, 2013 and September 30, 2013, respectively.

On January 23, 2014, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2014 Registration Statement”).  Pursuant to this 2014 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2015, unless terminated earlier at our discretion.  As of December 31, 2013, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

Subordinated Debt - Parent

Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of December 31, 2013 and September 30, 2013 we did not have an outstanding balance.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) as of December 31, 2013, follows:

	Amortizing Notes	Amortizing Notes	Amortizing Notes
	SSLA Lenders	Withdrawing Banks	Non-Voting Banks	Investment Notes	Total
	(dollars in thousands)

2014	$46,125	$5,471	$9,165	$6,548	$67,309
2015	53,177	5,405	4,224	15,049	77,855
2016	38,695	1,788	280	15,483	56,246
2017	22,307	140	—	5,272	27,719
2018	1,497	—	—	594	2,091
2019 and beyond	—	—	—	16,596	16,596
Total	$161,801	$12,804	$13,669	$59,542	$247,816

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our Annual Report on Form 10-K for the period ended September 30, 2013 under “Part I—Item 1A—Risk Factors.”  If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operation.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  We purchase consumer loans, on a worldwide basis, made primarily to active-duty, career retired U.S. military personnel or U.S. Department of Defense employees.  We purchase primarily from two different types of sources.  Our largest source of military loans is the Consumer Banking Division (“CBD”) of MidCountry Bank (“MCB”), a federally chartered stock savings bank and wholly owned subsidiary of MCFC, an affiliate who originates direct military loans via the Internet. Military personnel use these loan proceeds to purchase goods and services.  CBD historically also originated loans through a network of loan production offices.  In October 2013, CBD closed its loan production offices to focus resources on internet and retail efforts to grow the business.

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

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the first quarter of fiscal 2014, the average size of a loan when acquired was $3,556 and had an average term of 29 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the growth and quality of finance receivables we are able to acquire from CBD or retail merchants.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

Critical Accounting Policies

In our 2013 Annual Report on Form 10-K, we identified the critical accounting policies which affect our significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

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

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average customer loan balance was $2,836 at December 31, 2013, repayable in equal monthly installments and with an average remaining term of 17 months.

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

As a customer service, we will purchase a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 40.0% of the amount of military loans we purchased in the first quarter of fiscal 2014 were refinancings of outstanding loans compared to 32.0% during the first quarter of fiscal 2013.

Military Loans Purchased from CBD.   We purchase military loans from CBD if they meet our lending criteria.  We have granted CBD rights to use our lending criteria and extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted CBD rights to use our underwriting model and lending system; however, we retained ownership of this model and the lending system.  Using our model and system, CBD originates these loans directly over the Internet.  Military loans typically have maximum terms of 48 months and an average origination amount of approximately $3,600.  We pay a $30.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In the first quarter of fiscal 2014, we paid CBD $0.8 million in fees connected with CBD origination of the military loans compared to $1.0 million in the first quarter of fiscal 2013.

Retail Installment Contracts.  We purchase retail installment contracts that meet our quality standards and return on investment objectives from approximately 117 active retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  These customers have demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquire these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts typically have maximum terms of 48 months and an average origination amount of approximately $2,700.

In the third quarter of fiscal 2014, we expect to terminate the purchasing of retail installment contracts from our retail merchant network.  Our retail merchant network will continue and be transitioned to assist customers, who wish to finance a retail purchase, with applying for a direct military loan from CBD.  We would continue to purchase military loans from the CBD if they meet our lending criteria.

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

On June 21, 2013, we entered into an amended and restated LSMS Agreement with CBD.  For the period April 1, 2013 to March 31, 2014, we pay CBD a monthly servicing fee in an amount equal to 0.68% (8.14% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month.  After March 31, 2014, the monthly servicing fee is 0.43% (5.14% annually).  The fee may be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index (“CPI”).  Prior to April 1, 2013, we paid a monthly fee equal to 0.7% (8.4% annually).  We also pay an annual relationship fee of $33.86 for each loan and retail installment contract owned by us at the end of the prior fiscal year.  The relationship fee for July 1, 2013 through September 30, 2013 was based on our portfolio as of June 20, 2013. The fee may be adjusted annually on the basis of the annual increase or decrease in the CPI.

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

Sources of Income

We generate revenues primarily from interest income earned on the military loans purchased from CBD, loans previously originated by us and retail installment contracts purchased from retail merchants. We also earn revenues from debt protection fees. For purposes of the following discussion, “revenues” means the sum of our finance income and debt protection fees.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts purchased from our network of retail merchants.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	December 31,	September 30,
	2013	2013

Finance receivables:
Total finance receivables balance	$351,310,373	$364,197,688
Average note balance	$2,836	$2,817
Total number of notes	123,859	129,305

Military loans:
Total military receivables	$339,024,444	$348,544,188
Percent of total finance receivables	96.50%	95.70%
Average note balance	$2,955	$2,956
Number of notes	114,725	117,900

Retail installment contracts:
Total retail installment contract receivables	$12,285,929	$15,653,500
Percent of total finance receivables	3.50%	4.30%
Average note balance	$1,345	$1,373
Number of notes	9,134	11,405

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended
	December 31,
	2013	2012
	(dollars in thousands)

Total finance receivables balance	$351,310	$396,446
Average total finance receivables (1)	354,165	395,298
Average interest bearing liabilities (1)	253,110	263,301
Total interest income and fees	26,524	28,630
Total interest expense	4,453	4,761

(1)  Averages are computed using month-end balances and exclude any early allotment payments.

Results of Operations and Financial Condition

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Total Finance Receivables.  Our aggregate finance receivables decreased 11.4% or $45.1 million, to $351.3 million on December 31, 2013 from $396.4 million on December 31, 2012 due to lower demand for military loans, the closure of CBD loan production offices in October 2013 and a reduced number of locations in our retail merchant network.  Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty among our military customers regarding the future of the United States Military.  Our primary supplier of loans, CBD, saw a 12.2% or $13.0 million decrease in military loan originations during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.  Our acquisition of retail installment contracts decreased during the first quarter of fiscal 2014 by $7.4 million or 87.3% compared to the first quarter of fiscal 2013 and was due primarily to a reduced number of locations in our retail merchant network.  There were 117 active retail merchant locations in our network at December 31, 2013 compared to 294 at December 31, 2012.  See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 97.5% of our total revenue for the first quarter of fiscal 2014 and 2013. Interest income and fees decreased to $26.5 million in the first quarter of fiscal 2014 from $28.6 million for the first quarter of fiscal 2013, a decrease of $2.1 million or 7.3%.  The decrease was due primarily to a decline in aggregate average finance receivables of 10.4%.

Interest Expense.  Interest expense in the first quarter of fiscal 2014 decreased 6.3% to $4.5 million compared to $4.8 million for the first quarter of fiscal 2013.  This decrease is due to a decrease in average interest bearing liabilities of 3.9%, including a decrease in investment notes to $59.7 million as of December 31, 2013 compared to $64.4 million as of December 31, 2012, a decrease of $4.7 million or 7.3%.

Provision for Credit Losses.  The provision for credit losses in the first quarter of fiscal 2014 increased to $10.9 million from $9.0 million in the first quarter of fiscal 2013, an increase of $1.9 million or 21.1%.  Net charge-offs increased to $10.4 million in the first quarter of fiscal 2014 from $8.9 million in the first quarter of fiscal 2013, an increase of $1.5 million or 16.9%.  The net charge-off ratio increased to 11.8% for the first quarter of fiscal 2014 compared to 9.1% for the first quarter of fiscal 2013. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims benefit expenses and third party commissions.  Debt protection revenue totaled $0.9 million in the first quarter of fiscal 2014 compared to $1.8 million in the first quarter of fiscal 2013, a decrease of $0.9 million or 50.0%.  Claims benefit expenses decreased to $0.1 million in the first quarter of fiscal 2014 compared to $0.9 million in the first quarter of fiscal 2013, a decrease of $0.8 million or 88.9%.  The decline in debt protection revenue and claims benefit expenses is due primarily to a reduction in the number of customers purchasing the product.

Non-Interest Expense.  Non-interest expense in the first quarter of fiscal 2014 was $10.0 million compared to $11.4 million for the first quarter of fiscal 2013, a decrease of $1.4 million or 12.3%.  Non-interest expenses decreased during the first quarter of fiscal 2014 due primarily to a $1.2 million decrease in management and record keeping services which is the result of a 10.4% decline in average finance receivables, as well as a decrease in the amortization of intangibles of $0.1 million and a decrease in legal expenses of $0.1 million.

Provision for Income Taxes.  The Company’s effective tax rate was 36.8% in the first quarter of fiscal 2014 compared to 39.4% in the first quarter of fiscal 2013, or a decrease of 2.6%.  This decrease is primarily due to additional state refunds received related to state audits, the change in state apportionment factors as result of the state audit settlements and by a shift of business revenue between jurisdictions.

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

	December 31,	September 30,	December 31,
	2013	2013	2012
	(dollars in thousands)

Total finance receivables	$351,310	$364,198	$396,446
Total finance receivables balances 60 days or more past due	14,907	17,066	16,268
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	4.24%	4.69%	4.10%

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

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended
	December 31,
	2013	2012
	(dollars in thousands)
Military loans:
Military loans charged-off	$10,404	$9,255
Less recoveries	724	647
Net charge-offs	$9,680	$8,608
Average military receivables (1)	$340,849	$367,258
Percentage of net charge-offs to average military receivables (annualized)	11.36%	9.38%

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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended
	December 31,
	2013	2012
	(dollars in thousands)

Retail installment contracts:
Contracts charged-off	$845	$422
Less recoveries	83	91
Net charge-offs	$762	$331
Average retail installment contract receivables (1)	$13,316	$28,040
Percentage of net charge-offs to average retail installment contract receivables (annualized)	22.88%	4.73%

(1) Averages are computed using month-end balances and exclude any early allotment payments.

Former Military.  As of December 31, 2013 and September 30, 2013, we had approximately $12.2 million, or 3.5% of our total portfolio, and $12.5 million, or 3.4% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  As of December 31, 2012, we had approximately $10.1 million, or 2.6% of our total portfolio from customers who had advised us of their separation from the military prior to repaying their loan.  Military loans net charge-offs, from customers who had advised us of their separation from the military were $6.2 million and represented 59.6% of net charge-offs in the first quarter of fiscal 2014 compared to $5.2 million and 58.4% in the first quarter of fiscal 2013.  See our Annual Report “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended
	December 31,
	2013	2012
	(dollars in thousands)

Balance, beginning of period	$31,400	$29,000
Finance receivables charged-off	11,249	9,677
Less recoveries	807	738
Net charge-offs	10,442	8,939
Provision for credit losses	10,942	8,989
Balance, end of period	$31,900	$29,050

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

The following table sets forth certain information about our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended
	December 31,
	2013	2012
	(dollars in thousands)

Average total finance receivables (1)	$354,165	$395,298
Provision for credit losses	10,942	8,989
Net charge-offs	10,442	8,939
Net charge-offs as a percentage of average total finance receivables (annualized)	11.79%	9.05%
Allowance for credit losses	$31,900	$29,050
Allowance as a percentage of average total finance receivables	9.01%	7.35%

(1) Averages are computed using month-end balances and exclude and early allotment payments.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD and retail merchants to increase their originations for our future growth.  In connection with purchasing the loans, we pay CBD a fee in the amount of $30.00 for each military consumer loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  Our loan acquisitions decreased for the first three months of fiscal 2014 to $94.3 million from $114.7 million in the first three months of fiscal 2013 due to lower demand for military loans, closure of LPO offices and reductions in our retail merchant locations.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended
	December 31,
	2013	2012

Total loans acquired:
Gross balance	$94,319,755	$114,662,470
Number of finance receivable notes	26,527	35,970
Average note amount	$3,556	$3,188

Military loans:
Gross balance	$93,246,863	$106,230,018
Number of finance receivable notes	26,136	31,849
Average note amount	$3,568	$3,335

Retail installment contracts:
Gross balance	$1,072,892	$8,432,452
Number of finance receivable notes	391	4,121
Average note amount	$2,744	$2,046

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  An increasing portfolio balance generally leads to cash being used in investing activities. A decreasing portfolio balance generally leads to cash provided by investing activities.  Cash provided by investing activities in the first three months of fiscal 2014 was approximately $8.7 million and cash used in financing activities was $24.7 million, which was funded from $18.9 million in operating activities.  Cash used in investing activities in the first three months of fiscal 2013 was approximately $0.3 million and cash used in financing activities was $14.3 million, which was funded by operating activities of $15.7 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our SSLA.  With the ongoing uncertainty in the financial markets and the general economic conditions, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of December 31, 2013 of $12.8 million from withdrawing banks who previously participated in the SSLA.

Our SSLA lenders have been informed that MCB has reviewed and responded to a letter from the Office of the Comptroller of the Currency (“OCC”) (the “OCC Letter”) regarding certain former business practices of the CBD that the OCC believes may violate Section 5 of the Federal Trade Commission Act (the “FTC Act”).  MCB has responded to the OCC that it does not believe the former business practices rose to the level of a violation of law, and to date has not received further correspondence from the OCC regarding such response.  Because the SSLA is an uncommitted facility, individual banks that are party to this agreement have no obligation to make any future loans to us.  If our lenders perceive that as a result of the OCC Letter, the CBD’s ability to originate and service consumer loans will be adversely affected, or any financial or other consumer remediation must be made by MCB, one or more of our lenders may choose to reduce or cease their participation.  As a result, we may experience diminished availability under the SSLA.

On January 23, 2014, the SEC declared effective our post-effective amendment to our registration statement originally filed with the Securities and Exchange Commission in January 2011 (“2014 Registration Statement”).  Pursuant to this 2014 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2015, unless terminated earlier at our discretion.  As of December 31, 2013, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

Senior Indebtedness - Bank Debt.  On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated.  On June 21, 2013, the Company entered into the thirty-sixth amendment to the SSLA, which (1) permitted the declaration and payment of a $20.0 million one-time unrestricted dividend from the Company to MCFC on or before June 30, 2013; (2) amended the revolving credit line interest rate to be 4% or prime, whichever is greater, for all new borrowings after June 21, 2013; (3) amended the amortizing term notes interest rate to be 5.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever is greater, for all new borrowings after June 21, 2013; and (4) consented to the amended and restated LSMS Agreement.  A one-time dividend of $20.0 million was paid to MCFC on June 28, 2013.  Prior to June 21, 2013, the interest rate on the revolving credit line was 5% or prime, whichever was greater, and the interest rate on amortizing notes was 6.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever was greater. The term of the current SSLA ends on March 31, 2014 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.

As of December 31, 2013, we had $188.3 million of senior debt outstanding, compared to $187.6 million at September 30, 2013, an increase of $0.7 million, or 0.4%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  The term of the current SSLA ends on March 31, 2014 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  As of December 31, 2013, we could request up to $83.8 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of December 31, 2013 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were zero as of December 31, 2013, compared to $19.2 million at September 30, 2013, a decrease of $19.2 million, or 100%.  This decrease is primarily due to the $10.8 million early allotment payment received on December 31, 2013.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.

As of December 31, 2013, the lenders have indicated a willingness to participate in fundings up to an aggregate of $303.5 million during the next 12 months, a decrease of $5.4 million from September 30, 2013, of which $188.3 million is currently outstanding.  Included in this amount are borrowings of $12.8 million from withdrawing banks who previously participated in the SSLA.

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

Senior Indebtedness Table - Bank Debt.  As of December 31, 2013 and September 30, 2013, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

		Pro forma (1)
	December 31,	December 31,	September 30,
	2013	2013	2013
	(dollars in thousands)

Revolving credit line:
Total facility	$43,250	$43,250	$43,250
Balance at end of period	—	10,820	19,240
Maximum available credit (2)	43,250	32,430	24,010

Term notes: (3)
Voting banks	$233,750	$233,750	$233,750
Withdrawing banks	12,804	12,804	15,119
Non-voting banks	13,669	13,669	16,788
Total facility	$260,223	$260,223	$265,658
Balance at end of period	188,274	188,274	187,582
Maximum available credit (2)	71,949	71,949	78,076

Total revolving and term notes: (3)
Voting banks	$277,000	$277,000	$277,000
Withdrawing banks	12,804	12,804	15,119
Non-voting banks	13,669	13,669	16,788
Total facility	$303,473	$303,473	$308,908
Balance, end of period	188,274	199,094	206,822
Maximum available credit (2)	115,199	104,379	102,086
Credit facility available (4)	83,800	72,980	74,680
Percent utilization of voting banks	58.4%	62.3%	63.1%
Percent utilization of the total facility	62.0%	65.6%	67.0%

(1)  Total facility pro forma assumes the early allotment payments received December 31, 2013 were not received until due on January 1, 2014.

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

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  During the first quarter of fiscal 2014, there were no borrowings or repayments on this debt.  As of December 31, 2013 and September 30, 2013, there was no outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of December 31, 2013, we had outstanding $59.7 million of these notes (with accrued interest), which includes a $0.2 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.08%.  Included in the $59.7 million is approximately $28.3 million of funds from our most recent offering.  See discussion in “Item 1 Notes to Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2013, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 4.00% in accordance with our SSLA.  The prime rate as of December 31, 2013 was 3.25%.  The prime rate would need to increase more than 75 basis points to have any effect on our borrowing rate for our revolving grid notes.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 5.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of December 31, 2013 was 1.04%.  The 90 day moving average rate of treasury notes would need to increase by 151 basis points to affect our amortizing notes.  A 10% increase or decrease in the prime rate or the 90 day moving average rate of treasury notes would not have any effect on our earnings.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”) is subject to legal proceedings and claims that arise in the ordinary course of business. During the period covered by this quarterly report, there were no legal proceedings brought against the Company nor were there material changes in current legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 1A.  Risk Factors

In our 2013 Annual Report on Form 10-K, we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  There have been no material changes from the risk factors disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2014, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the Securities and Exchange Commission in January 2011 (“2014 Registration Statement”).  Pursuant to this 2014 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2015, unless terminated earlier at our discretion.  As of December 31, 2013, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

We estimate the net proceeds of the $50 million offering will be approximately $49.2 million after deducting offering expenses of approximately $800,000.  We expect to use the net cash proceeds of the note offering first to fund the purchase of military loans, second to fund the purchase of retail installment contracts and third for working capital and other general corporate purposes.

ITEM 5.  Other Information

On December 18, 2013, Thomas H, Holcom, Jr., Chairman of the Board of Directors (the “Board”) and Chief Executive Officer, resigned from his positions with PFS effective January 2, 2014.  The Board appointed Joseph B. Freeman as the Chief Executive Officer of PFS and Robert F. Hatcher as the Chairman of the Board effective January 2, 2014.  On December 18, 2013, the sole shareholder elected Timothy L. Stanley as a director of PFS and to serve as Vice Chairman of the Board.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101*

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed with the SEC on February 13, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three months ended December 31, 2013 and December 31, 2012, (ii) the Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013, (iii) the Consolidated Statement of Cash Flows for the three months ended December 31, 2013 and December 31, 2012 and (iv) Notes to Consolidated Financial Statements.

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

Name	Title	Date

/s/ Joseph B. Freeman	Chief Executive Officer and	February 13, 2014
Joseph B. Freeman	Director (Principal Executive
Officer)

/s/ Laura V. Stack	Chief Financial Officer,	February 13, 2014
Laura V. Stack	Treasurer and Asst. Secretary and Director
(Principal Financial Officer
and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101*

The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed with the SEC on February 13, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three months ended December 31, 2013 and December 31, 2012, (ii) the Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013, (iii) the Consolidated Statement of Cash Flows for the three months ended December 31, 2013 and December 31, 2012 and (iv) Notes to Consolidated Financial Statements.

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