Form 10-Q
period 2014-03-31
PIONEER FINANCIAL SERVICES INC
filed 2014-05-13
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2014
Common Stock, no par value	One Share
As of May 12, 2014, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
March 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of March 31, 2014 and September 30, 2013
(unaudited)

	March 31, 2014	September 30, 2013
	(dollars in thousands)

ASSETS

Cash and cash equivalents - non-restricted	$8,136	$1,923
Cash and cash equivalents - restricted	622	623
Investments	605	1,719
Gross finance receivables	310,213	364,198
Less:
Unearned fees	(12,474)	(18,126)
Allowance for credit losses	(31,850)	(31,400)
Net finance receivables	265,889	314,672

Furniture and equipment, net	341	383
Net deferred tax asset	13,686	13,880
Prepaid and other assets	9,196	10,003
Deferred acquisition costs	1,717	2,509
Goodwill	31,474	31,474
Intangibles, net	3,177	3,798

Total assets	$334,843	$380,984

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks	$—	$19,240
Accounts payable	392	191
Accrued expenses and other liabilities	3,926	5,391
Amortizing term notes	167,457	187,582
Investment notes	58,147	63,908

Total liabilities	229,922	276,312

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394	86,394
Accumulated other comprehensive income	2	9
Retained earnings	18,525	18,269

Total stockholder’s equity	104,921	104,672

Total liabilities and stockholder’s equity	$334,843	$380,984

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
For the three and six months ended March 31, 2014 and 2013
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)

Interest income and fees	$24,306	$27,329	$50,830	$55,960

Interest expense	4,091	4,560	8,544	9,322

Net interest income before provision for credit losses	20,215	22,769	42,286	46,638
Provision for credit losses	9,406	8,525	20,348	17,514
Net interest income	10,809	14,244	21,938	29,124

Debt protection income, net
Debt protection revenue	747	1,529	1,656	3,306
Claims paid and change in reserves	(115)	(799)	(255)	(1,682)
Third party commissions	(80)	(164)	(178)	(355)
Total debt protection income, net	552	566	1,223	1,269

Other revenue	5	34	11	63

Total non-interest income, net	557	600	1,234	1,332

Non-interest expense
Management and record keeping services	8,172	9,590	16,752	19,355
Professional and regulatory fees	582	572	993	1,075
Amortization of intangibles	311	427	622	853
Other operating expenses	742	748	1,415	1,419
Total non-interest expense	9,807	11,337	19,782	22,702

Income before income taxes	1,559	3,507	3,390	7,754
Provision for income taxes	600	1,295	1,273	2,970
Net income	$959	$2,212	$2,117	$4,784

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
For the three and six months ended March 31, 2014 and 2013
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)

Net income	$959	$2,212	$2,117	$4,784
Other comprehensive loss:
Unrealized losses on investment securities available for sale, gross:	(4)	(14)	(10)	(31)
Tax benefit	1	5	3	11
Total other comprehensive loss, net of tax	(3)	(9)	(7)	(20)
Total comprehensive income	$956	$2,203	$2,110	$4,764

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the six months ended March 31, 2014 and 2013
(unaudited)

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income
	(dollars in thousands)

Balance, September 30, 2012	$119,935	$86,394	$33,483	$58

Total comprehensive income	4,764	—	4,784	(20)
Dividends paid to parent	(2,484)	—	(2,484)	—

Balance, March 31, 2013	$122,215	$86,394	$35,783	$38

Balance, September 30, 2013	$104,672	$86,394	$18,269	$9

Total comprehensive income	2,110	—	2,117	(7)
Dividends paid to parent	(1,861)	—	(1,861)	—

Balance, March 31, 2014	$104,921	$86,394	$18,525	$2

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the six months ended March 31, 2014 and 2013
(unaudited)

	Six Months Ended March 31,
	2014	2013
	(dollars in thousands)

Cash flows from operating activities:
Net income	$2,117	$4,784
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	20,348	17,514
Depreciation and amortization	682	920
Deferred income taxes	197	(82)
Interest accrued on investment notes	1,340	1,273
Changes in:
Accounts payable and accrued expenses	(1,264)	(4,610)
Deferred acquisition costs	792	2,045
Unearned debt protection fees	(1,969)	(4,841)
Prepaid and other assets	807	(1,403)

Net cash provided by operating activities	23,050	15,600

Cash flows from investing activities:
Finance receivables purchased from affiliate	(77,317)	(109,575)
Finance receivables purchased from retail merchants	(1,469)	(9,017)
Finance receivables repaid	109,190	127,055
Capital expenditures	(58)	(5)
Change in restricted cash	1	(10)
Investments matured and sold	1,100	1,294

Net cash provided by investing activities	31,447	9,742

Cash flows from financing activities:
Net (repayments)/borrowings under lines of credit	(19,240)	1,115
Proceeds from borrowings	21,714	27,091
Repayment of borrowings	(48,897)	(49,769)
Dividends paid to parent	(1,861)	(2,484)

Net cash used in financing activities	(48,284)	(24,047)

Net increase in cash and equivalents	6,213	1,295

Cash and cash equivalents - non-restricted, Beginning of period	1,923	2,137

Cash and cash equivalents - non-restricted, End of period	$8,136	$3,432

Additional cash flow information:
Interest paid	$7,714	$8,485
Income taxes paid	1,780	5,413

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2014 and September 30, 2013 and for the three and six months ended March 31, 2014 and March 31, 2013
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

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from the Consumer Banking Division (“CBD”) of MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of MCFC. These receivables represent loans primarily to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We also purchased finance receivables from retail merchants that sold consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.

We terminated the purchasing of retail installment contracts on March 31, 2014. In October 2013, CBD closed its loan production offices to focus on Internet efforts to grow the business.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ judgments in determining the amount of our allowance for credit losses, valuation of goodwill and separately identifiable intangible assets, debt protection claims and policy reserves, establishing the fair value of our financial instruments and the valuation of deferred tax assets and liabilities.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the second quarter of fiscal 2014, we purchased $38.5 million of military loans from CBD compared to $70.5 million during the second quarter of fiscal 2013.  We acquired $0.6 million in retail installment contracts during the second quarter of fiscal 2014 compared to $1.6 million during the second quarter of fiscal 2013.  Approximately 31.2% of the amount of military loans we purchased in the second quarter of fiscal 2014 were refinancings of outstanding loans compared to 32.9% during the second quarter of fiscal 2013.

We terminated the purchasing of retail installment contracts on March 31, 2014. Our retail merchant network will continue and be transitioned to assist customers, who wish to finance a retail purchase, with applying for a direct military loan from CBD.

In the normal course of business, we receive some customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables of and the corresponding accrued interest receivable.  There were no Federal Government Allotment System payments received in advance of the payment due dates on March 31, 2014 and September 30, 2013.

The following table represents finance receivables for the periods presented:

	March 31, 2014	September 30, 2013
	(dollars in thousands)

Finance Receivables:
Military loans	$300,740	$348,544
Retail installment contracts	9,473	15,654
Gross finance receivables	310,213	364,198

Less:
Net deferred loan fees and dealer discounts	(5,778)	(8,381)
Unearned debt protection fees	(4,150)	(6,119)
Debt protection claims and policy reserves	(2,546)	(3,626)
Total unearned fees	(12,474)	(18,126)

Finance receivables - net of unearned fees	297,739	346,072

Allowance for credit losses	(31,850)	(31,400)

Net finance receivables	$265,889	$314,672

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

The allowance for credit losses for military loans and retail installment contracts is maintained at an amount that management considers sufficient to cover estimated losses inherent in the finance receivables portfolio.  Our allowance for credit losses is sensitive to risk ratings assigned to evaluated segments, economic assumptions and delinquency trends driving statistically modeled reserves. We consider numerous qualitative and quantitative factors in estimating losses in our finance receivables portfolio, including the following:

•	Prior credit losses and recovery experience;

•	Current economic conditions;

•	Current finance receivables delinquency trends; and

•	Demographics of the current finance receivables portfolio.

We also use internally developed data in this process. We utilize a statistical model based on potential credit risk trends, growth rate and charge off data, when incorporating historical factors to estimate losses. These results and management’s judgment are used to project inherent losses and to establish the allowance for credit losses for each segment of our finance receivables portfolio.

As part of the on-going monitoring of the credit quality of our entire finance receivables portfolio, management tracks certain credit quality indicators of our customers including trends related to (1) net charge-offs,  (2) non-performing loans and (3) payment history.

There is uncertainty inherent in these estimates, making it possible that they could change in the near term. We make regular enhancements to our allowance estimation methodology that have not resulted in material changes to our allowance.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$30,075	$1,825	$31,900	$27,662	$1,388	$29,050
Finance receivables charged-off	(10,091)	(713)	(10,804)	(9,289)	(514)	$(9,803)
Recoveries	1,185	163	1,348	953	125	$1,078
Provision	8,795	611	9,406	8,316	209	$8,525
Balance, end of period	$29,964	$1,886	$31,850	$27,642	$1,208	$28,850

	For the Six Months Ended March 31, 2014			For the Six Months Ended March 31, 2013
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$30,058	$1,342	$31,400	$27,457	$1,543	$29,000
Finance receivables charged-off	(20,495)	(1,558)	(22,053)	(18,545)	(935)	(19,480)
Recoveries	1,909	246	2,155	1,600	216	1,816
Provision	18,492	1,856	20,348	17,130	384	$17,514
Balance, end of period	$29,964	$1,886	$31,850	$27,642	$1,208	$28,850

Finance receivables	$300,740	$9,473	$310,213	$340,326	$23,574	$363,900
Allowance for credit losses	(29,964)	(1,886)	(31,850)	(27,642)	(1,208)	(28,850)
Balance net of allowance	$270,776	$7,587	$278,363	$312,684	$22,366	$335,050

The accrual of interest income is suspended when a full payment (95% or more of the monthly payment amount) on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds 60 days of interest charges. Non-performing assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days, on a recency basis (95% or more of the contracted payment amount has not been received for 30 days after the last full payment).  As of March 31, 2014, we had $10.4 million in military loans and $0.7 million in retail installment contracts that were non-performing assets compared to$11.2 million in military loans and$1.1 million in retail installment contracts as of September 30, 2013.

We did not have any finance receivables greater than 90 days past due accruing interest as of March 31, 2014 or 2013.  The accrual of interest is resumed and the account is considered current, when a full payment is received.  We consider a loan impaired after 180 days past due and it is removed from our finance receivable portfolio and charged against income.  As of March 31, 2014, we had $0.9 million in military loans and $0.02 million in retail installment contracts of accrued interest for non-performing assets.  As of September 30, 2013, we had $0.8 million in military loans and $0.03 million in retail installment contracts of accrued interest for non-performing assets. We do not restructure troubled debt as a form of curing delinquencies.

A large portion of our customers are unable to obtain financing from traditional sources due to factors such as time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.  As a result, our receivables do not have a credit risk profile that can be easily measured by the credit quality indicators normally used by the financial markets. We manage the risk by closely monitoring the performance of the portfolio and through the underwriting process. The following reflects the credit quality of the Company’s finance receivables portfolio:

	March 31, 2014	September 30, 2013
	(dollars in thousands)
Total finance receivables:
Gross balance	$310,213	$364,198
Performing	299,088	351,877
Non-performing (90 days delinquent)	11,125	12,321
Non-performing loans as a percent of gross balance	3.59%	3.38%

Military loans:
Gross balance	$300,740	$348,544
Performing	290,296	337,321
Non-performing (90 days delinquent)	10,444	11,223
Non-performing loans as a percent of gross balance	3.47%	3.22%

Retail installment contracts:
Gross balance	$9,473	$15,654
Performing	8,792	14,556
Non-performing (90 days delinquent)	681	1,098
Non-performing loans as a percent of gross balance	7.19%	7.01%

Past due finance receivables as of March 31, 2014 and September 30, 2013 are as follows:

	Age Analysis of Past Due Finance Receivables
	As of March 31, 2014
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$3,096	$10,444	$13,540	$287,200	$300,740
Retail installment contracts	205	681	886	8,587	9,473
Total	$3,301	$11,125	$14,426	$295,787	$310,213

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2013
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$4,403	$11,223	$15,626	$332,918	$348,544
Retail installment contracts	342	1,098	1,440	14,214	15,654
Total	$4,745	$12,321	$17,066	$347,132	$364,198

Additionally, CBD uses our underwriting criteria, which were developed from our past customer credit repayment experience and are periodically evaluated based on current portfolio performance.  These criteria require the following:

•	All borrowers are primarily active duty, or career retired U.S. military personnel or U.S. Department of Defense employees;

•	All potential borrowers must complete standardized credit applications via the Internet; and

•
A review must be conducted on all applicants’ military service history.  This includes a review of status, including rank and time in grade.  Other review procedures may be conducted as deemed necessary.

These indicators are used to help minimize the risk of unwillingness or inability to repay the loan. These guidelines were developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.

NOTE 3:  GOODWILL AND INTANGIBLES

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets as of March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014			September 30, 2013
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Value	Carrying Amount	Accumulated Amortization	Carrying Value
	(dollars in thousands)

Customer relationships	$11,000	$(9,860)	$1,140	$11,000	$(9,600)	$1,400
Agent relationships	700	(601)	99	700	(580)	120
Vendor relationships	1,700	(1,460)	240	1,700	(1,409)	291
Trade name	7,000	(5,302)	1,698	7,000	(5,013)	1,987
Technology	4,000	(4,000)	—	4,000	(4,000)	—

Total amortizable intangibles	$24,400	$(21,223)	$3,177	$24,400	$(20,602)	$3,798

Goodwill	$31,474	$—	$31,474	$31,474	$—	$31,474

Amortization expense was $0.3 million and $0.4 million in the second quarter of fiscal 2014 and fiscal 2013, respectively. Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ended	Annual Amortization
September 30,	Expense
(dollars in thousands)

April to September 2014	$622
2015	1,027
2016	847
2017	681

Total	$3,177

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill and amortizable intangible assets at September 30, 2013, and determined that there was no impairment as the estimated fair value exceeded the carrying value.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the fiscal quarter ended March 31, 2014, the Company determined there were no events or changes in circumstances that would trigger impairment testing of goodwill or amortizable intangible assets.

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

	For the three months ended		For the six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Loan purchasing:
Loans purchased from CBD	$24,839	$44,026	$77,317	$109,575

Management and record keeping services:
Monthly servicing to CBD (1)	$6,866	$8,188	$14,187	$16,552
Monthly relationship fee to CBD (2)	1,129	1,214	2,258	2,428
Monthly management fee to MCFC (3)	177	188	307	375
Total management and record keeping services	$8,172	$9,590	$16,752	$19,355

Other transactions:
Fees paid to CBD in connection with loans purchased ($30.00 each loan purchased)	$388	$641	$1,172	$1,596
Tax payments to MCFC	1,415	2,414	1,780	5,413
Dividends paid to MCFC	579	1,286	1,861	2,484
Expenses reimbursed to MCFC (4)	329	155	620	310
Total other transactions	$2,711	$4,496	$5,433	$9,803

(1)	Monthly servicing fee to CBD was 0.68% and 0.7% of outstanding principal for the first six months of fiscal 2014 and fiscal 2013, respectively.

(2)
Monthly relationship fee to CBD is equal to $2.91 for each loan owned at the prior fiscal year end for the three and six months ended March 31, 2014. The monthly relationship fee was $2.82 for each loan owned at the prior fiscal year end for the three and six months ended March 31, 2013.

(3)	$750,000 annual maximum for fiscal years 2014 and 2013.

(4)	$1,754,800 annual maximum for fiscal year 2014, plus 7% per annum thereafter.

In June 2013, MCB received a letter from the Office of the Comptroller of the Currency ("OCC") (the “OCC Letter”) regarding certain former business practices of CBD that the OCC alleged violated Section 5 of the Federal Trade Commission Act of 1914, as amended. In July 2013, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law. Nevertheless, in its response letter, MCB did propose certain potential methods of financial remediation to certain customers, if deemed necessary by the OCC. At that time, MCB recorded an accrual in the amount of $5 million. Management for MCB believes that it is probable that it will be required to make remediation payments above the$5 million accrual; however, MCB management is unable to reasonably estimate the potential additional exposure as no information has been received from the OCC nor is management able to predict when such information could be expected from the OCC. Therefore, MCB has not increased the $5 million accrual recorded in June 2013; however, the amount of this accrual is subject to change as discussions with the OCC continue.

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

For the first six months of fiscal 2014 and the fiscal year ended September 30, 2013 there were no significant transfers in or out of Levels 1, 2 or 3.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents — The carrying value approximates fair value due to their liquid nature and is classified as Level 1in the fair value hierarchy.

Investments — Fair value for U.S. government bond investments is based on quoted prices for similar assets in active markets and classified as Level 2 in the fair value hierarchy.  The carrying value of certificates of deposit approximates fair value due to their liquid nature and is classified as Level 1 in the fair value hierarchy.

Finance Receivables — The fair value of finance receivables is estimated by discounting the receivables using current rates at which similar finance receivables would be made to borrowers with similar credit ratings and for the same remaining maturities as of the fiscal quarter or year end.  In addition, the best estimate of losses inherent in the portfolio is deducted when computing the estimated fair value of finance receivables.  If the Company’s finance receivables were measured at fair value in the financial statements these finance receivables would be classified as Level 3 in the fair value hierarchy.

Amortizing Term Notes — The fair value of the amortizing term notes with fixed interest rates is estimated using the discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  If the Company’s amortizing term notes were measured at fair value in the financial statements, these amortizing term notes would be categorized as Level 2 in the fair value hierarchy.

Investment Notes — The fair value of investment notes is estimated by discounting future cash flows using current rates at which similar investment notes would be offered to lenders for the same remaining maturities. If the Company’s investment notes were measured at fair value in the financial statements, these investment notes would be categorized as Level 2 in the fair value hierarchy.

The carrying amounts and estimated fair values of our financial instruments at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014		September 30, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents - non-restricted	$8,136	$8,136	$1,923	$1,923
Cash and cash equivalents - restricted	622	622	623	623
Investments	605	605	1,719	1,719
Net finance receivables	265,889	261,515	314,672	313,215

Financial liabilities:
Amortizing term notes	$167,457	$169,622	$187,582	$190,268
Investment notes	58,147	60,498	63,908	66,987

The following table represents our recurring valuations of investments as of March 31, 2014 and September 30, 2013:

	March 31, 2014				September 30, 2013
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains (2)	Gross Unrealized (Losses)	Fair Value
	(dollars in thousands)

Investments:
Certificates of deposit	$100	$—	$—	$100	$100	$—	$—	$100
U.S. government bonds	501	4	—	505	1,605	14	—	1,619
Total investments	$601	$4	$—	$605	$1,705	$14	$—	$1,719

(1) The net unrealized gain on investments of $4 net of tax of $2 represents the accumulated other comprehensive income of $2 at March 31, 2014.
(2) The net unrealized gain on investments of $14 net of tax of $5 represents the accumulated other comprehensive income of $9 at September 31, 2013.

During first six months of fiscal 2014 and 2013, the Company received $1.1 million and $1.3 million, respectively, in proceeds from the maturity of U.S. government bonds.  During the first six months of fiscal 2014 and fiscal 2013, we did not recognize any material realized gains or losses or receive proceeds on the sale of investment securities.

NOTE 6:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2015 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of March 31, 2014, we could request up to $71.8 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of March 31, 2014, the lenders have indicated a willingness to participate in fundings up to an aggregate of $273.0 million during the next 12 months, including $167.5 million that is currently outstanding. Included in this amount are borrowings of $19.0 million from withdrawing banks that previously participated in the SSLA. One bank, with a total funding participation of $15.0 million and $8.2 million in borrowings as of March 31, 2014, withdrew from the SSLA in the second quarter of fiscal 2014. In the second quarter of fiscal 2014, four banks reduced their future funding participation during the next 12 months by a combined $18.5 million.

Our SSLA allows additional banks to become parties to the SSLA under a non-voting role. We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of March 31, 2014, the principal balance outstanding to non-voting banks under the SSLA was $10.5 million.

On June 21, 2013, the Company entered into the thirty-sixth amendment (the “Amendment”) to the SSLA.  The Amendment accomplishes the following: (1) permitted the declaration and payment of a $20.0 million one-time unrestricted dividend from the Company to MCFC on or before June 30, 2013; (2) amended the revolving credit line interest rate to be 4% or prime, whichever is greater, for all new borrowings after June 21, 2013; (3) amended the amortizing term notes interest rate to be 5.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever is greater, for all new borrowings after June 21, 2013; and (4) consented to the amended and restated LSMS Agreement.  A one-time dividend of $20.0 million was paid to MCFC on June 28, 2013 and funded through the revolving credit line.  Prior to June 21, 2013, the interest rate on the revolving credit line was 5% or prime, whichever was greater, and the interest rate on amortizing notes was 6.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever was greater.

All amortizing notes have fixed interest rates and terms not to exceed 48 months, payable in equal monthly principal and interest payments.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the quarter ended March 31, 2014, we incurred $0.1 million in uncommitted availability fees.

Substantially all of our assets secure the debt under the SSLA.  The SSLA also limits, among other things, our ability to: (1) incur additional debt from the lenders beyond that allowed by specific financial ratios and tests; (2) borrow or incur other additional debt except as permitted in the SSLA; (3) pledge assets; (4) pay dividends; (5) consummate certain asset sales and dispositions; (6) merge, consolidate or enter into a business combination with any other person; (7) pay to MCFC service charge fees each year except as provided in the SSLA; (8) purchase, redeem, retire or otherwise acquire any of our outstanding equity interests; (9) issue additional equity interests; (10) guarantee the debt of others without reasonable compensation and only in the ordinary course of business; or (11) enter into management agreements with our affiliates.

Under the SSLA, we are subject to certain financial covenants requiring that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net finance receivables, unless otherwise required by generally accepted accounting principles (“GAAP”); (2) limit our senior indebtedness as of the end of each quarter to not greater than four times our tangible net worth; (3) maintain a positive net income in each fiscal year; (4) limit our senior indebtedness as of the end of each quarter to not greater than 80% of our consolidated net finance receivables; and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required capital may be distributed as a dividend.

On May 5, 2014, the Company entered into the thirty-seventh amendment to the SSLA.  The thirty-seventh amendment was effective on May 5, 2014 and changed two financial covenant ratios under the existing SSLA.  The new financial covenant ratios require us to: (1) limit our senior indebtedness as of the end of each quarter to not be greater than three and a half times our tangible net worth and (2) limit our senior indebtedness to not be greater than 70% of our consolidated net finance receivables at any time after the effective date.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $58.1 million, which includes a $0.2 million purchase adjustment at March 31, 2014, and $63.9 million, which includes a $0.2 million purchase adjustment at September 30, 2013.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $51,315 and $51,834, with a weighted interest rate of 9.14% and 9.15% at March 31, 2014 and September 30, 2013, respectively.

On January 23, 2014, the Securities and Exchange Commission ("SEC") declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2014 Registration Statement”).  Pursuant to this 2014 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2015, unless terminated earlier at our discretion.  As of March 31, 2014, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

Subordinated Debt - Parent

Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of March 31, 2014 and September 30, 2013 we did not have an outstanding balance.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) as of March 31, 2014, follows:

	Amortizing Notes SSLA Lenders	Amortizing Notes Withdrawing Banks	Amortizing Notes Non-Voting Banks	Investment Notes	Total
	(dollars in thousands)

2014	$28,316	$5,371	$5,994	$4,471	$44,152
2015	50,056	8,511	4,224	15,163	77,954
2016	36,773	3,694	280	15,678	56,425
2017	21,081	1,350	—	5,406	27,837
2018	1,704	103	—	599	2,406
2019 and beyond	—	—	—	16,669	16,669
Total	$137,930	$19,029	$10,498	$57,986	$225,443

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

In June 2013, we entered into an Amended and Restated Non-Recourse Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD that outlines the terms of the sale and servicing of these loans.  We also historically purchased retail installment contracts from retail merchants that sold consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  However, we terminated the purchasing of finance receivables from retail merchants on March 31, 2014. We plan to hold the military loans and retail installment contracts until repaid.

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the second quarter of fiscal 2014, the average size of a loan when acquired was $2,971 and had an average term of 27 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the growth and quality of finance receivables we are able to acquire from CBD.

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

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average customer loan balance was $2,796 at March 31, 2014, repayable in equal monthly installments and with an average remaining term of 16 months.

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

As a customer service, we will purchase a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 31.2% of the amount of military loans we purchased in the second quarter of fiscal 2014 were refinancings of outstanding loans compared to 32.9% during the second quarter of fiscal 2013.

Military Loans Purchased from CBD.   We purchase military loans from CBD if they meet our lending criteria.  We have granted CBD rights to use our lending criteria, which was developed with our extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted CBD rights to use our underwriting model and lending system; however, we retained ownership of this model and the lending system.  Using our model and system, CBD originates these loans directly over the Internet.  Military loans typically have maximum terms of 48 months and had an average origination amount of $3,371 in the first six months of fiscal 2014.  We pay a $30.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In the second quarter of fiscal 2014, we paid CBD $0.4 million in fees connected with CBD origination of the military loans compared to $0.6 million in the second quarter of fiscal 2013.

Retail Installment Contracts.  In the first six months of fiscal 2014, we purchased retail installment contracts that met our quality standards and return on investment objectives from retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  These customers demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquired these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts typically have maximum terms of 48 months and had an average origination amount of $2,774 for the first six months of fiscal 2014.

CBD has focused resources on a direct-to-consumer loan product and servicing and on March 31, 2014, we terminated the purchasing of retail installment contracts from our retail merchant network. Our retail merchant network will continue and be transitioned to assist customers, who wish to finance a retail purchase, with applying for a direct military loan from CBD, where we would then purchase the direct military loan from CBD.

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

On June 21, 2013, we entered into an amended and restated LSMS Agreement with CBD.  For the period April 1, 2013 to March 31, 2014, we paid CBD a monthly servicing fee in an amount equal to 0.68% (8.14% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month.  After March 31, 2014, the monthly servicing fee is 0.43% (5.14% annually).  The fee may be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index (“CPI”).  Prior to April 1, 2013, we paid a monthly fee equal to 0.7% (8.4% annually).  We also pay an annual relationship fee of $34.91 for each loan and retail installment contract owned by us at the end of the prior fiscal year. In fiscal 2013, the relationship fee was $33.86 for each loan and retail installment contract owned by us at the end of the prior fiscal year. The relationship fee for July 1, 2013 through September 30, 2013 was based on our portfolio as of June 20, 2013. The fee may be adjusted annually on the basis of the annual increase or decrease in the CPI.

To facilitate CBD’s servicing of the military loans and retail installment contracts, we have granted CBD: (1) the non-exclusive rights to use certain intellectual property, including our trade names and service marks; and (2) the right to use our Daybreak loan processing system (“Daybreak”) and related hardware and software. We have also granted CBD non-exclusive rights to market additional products and services to our customers. We retain all other borrower relationships.

Sources of Income

We generate revenues primarily from interest income and fees earned on the military loans purchased from CBD, which include refinanced loans, and retail installment contracts purchased from retail merchants. We also earn revenues from debt protection fees. For purposes of the following discussion, “revenues” means the sum of our finance income and debt protection fees.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts purchased from our network of retail merchants.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	March 31, 2014	September 30, 2013

Finance receivables:
Total finance receivables balance	$310,213,197	$364,197,688
Average note balance	$2,796	$2,817
Total number of notes	110,950	129,305

Military loans:
Total military receivables	$300,740,408	$348,544,188
Percent of total finance receivables	96.95%	95.70%
Average note balance	$2,896	$2,956
Number of notes	103,834	117,900

Retail installment contracts:
Total retail installment contract receivables	$9,472,789	$15,653,500
Percent of total finance receivables	3.05%	4.30%
Average note balance	$1,331	$1,373
Number of notes	7,116	11,405

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)

Total finance receivables balance	$310,213	$363,900	$310,213	$363,900
Average total finance receivables (1)	322,668	376,673	338,416	385,986
Average interest bearing liabilities (1)	233,021	264,013	243,677	263,657
Total interest income and fees	24,306	27,329	50,830	55,960
Total interest expense	4,091	4,560	8,544	9,322

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Results of Operations and Financial Condition

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Total Finance Receivables.  Our aggregate finance receivables decreased 14.8% or $53.7 million, to $310.2 million on March 31, 2014 from $363.9 million on March 31, 2013 due to lower demand for military loans, the closure of CBD loan production offices in October 2013 and a reduced number of locations in our retail merchant network.  Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty among our military customers regarding the future of the United States Military.  Our primary supplier of loans, CBD, saw a 45.4% or $32.0 million decrease in military loan originations during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.  Our acquisition of retail installment contracts decreased during the second quarter of fiscal 2014 by $1.0 million or 62.5% compared to the second quarter of fiscal 2013 and was due primarily to a reduced number of locations in our retail merchant network.  There were zero active retail merchant locations in our network at March 31, 2014, compared to 127 at March 31, 2013.  We terminated the purchasing of finance receivables from retail merchants on March 31, 2014. See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 97.8% of our total revenue for the second quarter of fiscal 2014 and 97.9% for the second quarter of fiscal 2013. Interest income and fees decreased to $24.3 million in the second quarter of fiscal 2014 from $27.3 million for the second quarter of fiscal 2013, a decrease of $3.0 million or 11.0%.  The decrease was due primarily to a decline in aggregate average finance receivables of 14.3%.

Interest Expense.  Interest expense in the second quarter of fiscal 2014 decreased 10.9% to $4.1 million compared to $4.6 million for the second quarter of fiscal 2013.  This decrease was due to a decrease in average interest bearing liabilities of 11.7%, including a decrease in investment notes to $58.1 million as of March 31, 2014 compared to $65.2 million as of March 31, 2013, a decrease of $7.1 million or 10.9%.

Provision for Credit Losses.  The provision for credit losses in the second quarter of fiscal 2014 increased to $9.4 million from $8.5 million in the second quarter of fiscal 2013, an increase of $0.9 million or 10.6%.  Net charge-offs increased to $9.5 million in the second quarter of fiscal 2014 from $8.7 million in the second quarter of fiscal 2013, an increase of $0.8 million or 9.2%.  The net charge-off ratio increased to 11.7% for the second quarter of fiscal 2014 compared to 9.3% for the second quarter of fiscal 2013. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims paid and change in benefit reserves and third party commissions.  Debt protection revenue decreased to $0.7 million in the second quarter of fiscal 2014 from $1.5 million in the second quarter of fiscal 2013, a decrease of $0.8 million or 53.3%. Claims paid and change in reserves decreased to $0.1 million in the second quarter of fiscal 2014 compared to $0.8 million in the second quarter of fiscal 2013, a decrease of $0.7 million or 87.5%.  The decline in debt protection revenue and claims benefit expenses is due primarily to a reduction in the number of customers purchasing the product.

Non-Interest Expense.  Non-interest expense in the second quarter of fiscal 2014 was $9.8 million compared to $11.3 million for the second quarter of fiscal 2013, a decrease of $1.5 million or 13.3%.  Non-interest expenses decreased during the second quarter of fiscal 2014 due primarily to a $1.4 million decrease in management and record keeping services which is the result of a 14.3% decline in average finance receivables, as well as a decrease in the amortization of intangibles of $0.1 million.

Provision for Income Taxes.  The Company’s effective tax rate was 38.5% in the second quarter of fiscal 2014 compared to 36.9% in the second quarter of fiscal 2013, or an increase of 1.6%.  This increase is primarily due to a net favorable state tax audit settlement in the second quarter of fiscal 2013 and the change in state apportionment factors as a result of a shift of business revenue between jurisdictions.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Total Finance Receivables. Our aggregate finance receivables decreased 14.8% or $54.0 million, to $310.2 million on March 31, 2014 from $364.2 million on September 30, 2013 due to lower demand for military loans, the closure of CBD loan production offices in October 2013 and a reduced number of locations in our retail merchant network. Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty among our military customers regarding the future size of the United States Military. Our primary supplier of loans, CBD, saw a 25.5% or $45.0 million decrease in military loan originations during the first six months of fiscal 2014 compared to the first six months of fiscal 2013. Our acquisition of retail installment contracts decreased during the first six months of fiscal 2014 by $8.3 million or 83.0% compared to the first six months of fiscal 2013 and was due primarily to a reduction in the number of retail merchant locations. There were zero active retail merchant locations in our network at March 31, 2014, compared to 127 at March 31, 2013.  We terminated the purchasing of finance receivables from retail merchants on March 31, 2014. See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees. Interest income and fees represented 97.6% of our total revenue for the first six months of fiscal 2014 compared to 97.7% for the first six months of fiscal 2013. Interest income and fees decreased to $50.8 million in the first six months of fiscal 2014 from $56.0 million for the first six months of fiscal 2013, a decrease of $5.2 million or 9.3%. The decrease was due primarily due to a decline in aggregate average finance receivables of 12.3%.

Interest Expense. Interest expense in the first six months of fiscal 2014 decreased 8.6% to $8.5 million compared to $9.3 million for the first six months of fiscal 2013. This decrease was due to a decrease in average interest bearing liabilities of 7.6%, including a decrease in investment notes to $58.1 million as of March 31, 2014 compared to $65.2 million as of March 31, 2013, a decrease of $7.1 million or 10.9%.

Provision for Credit Losses. The provision for credit losses in the first six months of fiscal 2014 increased to $20.3 million from $17.5 million in the first six months of fiscal 2013, an increase of $2.8 million or 16.0%. Net charge-offs increased to $19.9 million in the first six months of fiscal 2014 from $17.7 million in the first six months of fiscal 2013, an increase of $2.2 million or 12.4%. The net charge-off ratio increased to 11.8% for the first six months of fiscal 2014 compared to 9.2% for the first six months of fiscal 2013. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims benefit expenses and third party commissions.  Debt protection revenue decreased to $1.7 million in the first six months of fiscal 2014 compared to $3.3 million in the first six months of fiscal 2013, a decrease of $1.6 million or 48.5%. Claims benefit expenses decreased to $0.3 million in the six months of fiscal 2014 compared to $1.7 million in the six months of fiscal 2013, a decrease of $1.4 million or 82.4%. The decline in debt protection income is due primarily to a decrease in the number of customers purchasing the product.

Non-interest expense. Non-interest expense in the first six months of fiscal 2014 was $19.8 million compared to $22.7 million for the first six months of fiscal 2013, a decrease of $2.9 million or 12.8%. Non-interest expenses decreased during the first six months of fiscal 2014 due primarily to a $2.6 million decrease in management fees, the result of a 12.3% decline in average finance receivables.

Provision for Income Taxes. The Company’s effective tax rate was 37.6% in the first six months of fiscal 2014 compared to 38.3% in the first six months of fiscal 2013, or a decrease of 0.7%. This decrease is primarily due to a larger net favorable state tax audit settlement during the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 and a change in state apportionment factors driven by a shift in business mix as a result of the mix of product revenue.

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

	March 31, 2014	September 30, 2013	March 31, 2013
	(dollars in thousands)

Total finance receivables	$310,213	$364,198	$363,900
Total finance receivables balances 60 days or more past due	14,426	17,066	14,083
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	4.65%	4.69%	3.87%

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

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)

Military loans:
Military loans charged-off	$10,091	$9,289	$20,495	$18,545
Less recoveries	1,185	953	1,909	1,600
Net charge-offs	$8,906	$8,336	$18,586	$16,945
Average military receivables (1)	$312,288	$351,433	$326,568	$359,346
Percentage of net charge-offs to average military receivables (annualized)	11.41%	9.49%	11.38%	9.43%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)

Retail installment contracts:
Contracts charged-off	$713	$514	$1,558	$935
Less recoveries	163	125	246	216
Net charge-offs	$550	$389	$1,312	$719
Average retail installment contract receivables (1)	$10,380	$25,240	$11,848	$26,640
Percentage of net charge-offs to average retail installment contract receivables (annualized)	21.19%	6.16%	22.15%	5.40%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Former Military.  As of March 31, 2014 and September 30, 2013, we had approximately $12.1 million, or 3.9% of our total portfolio, and $12.5 million, or 3.4% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  As of March 31, 2013, we had approximately $10.6 million, or 2.9% of our total portfolio from customers who had advised us of their separation from the military prior to repaying their loan.  Military loans net charge-offs, from customers who had advised us of their separation from the military, were $5.5 million and represented 58.4% of net charge-offs in the second quarter of fiscal 2014 compared to $5.1 million and 58.1% in the second quarter of fiscal 2013.  See our Annual Report “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)

Balance, beginning of period	$31,900	$29,050	$31,400	$29,000
Finance receivables charged-off	10,804	9,803	22,053	19,480
Less recoveries	1,348	1,078	2,155	1,816
Net charge-offs	9,456	8,725	19,898	17,664
Provision for credit losses	9,406	8,525	20,348	17,514
Balance, end of period	$31,850	$28,850	$31,850	28,850

We maintain an allowance for credit losses, which represents management’s estimate of inherent losses in the outstanding finance receivable portfolio.  The allowance for credit losses is reduced by actual credit losses and is increased by the provision for credit losses and recoveries of previous losses.  The provision for finance receivable losses are charged to earnings to bring the total allowance to a level considered necessary by management.  As the portfolio of total finance receivables consists of military loans and retail installment contracts, a large number of relatively small, homogenous accounts, the finance receivables are evaluated for impairment as two separate components: military loans and retail installment contracts.  Management considers numerous factors in estimating losses in our credit portfolio, including the following:

•Prior credit losses and recovery experience;
•Current economic conditions;
•Current finance receivable delinquency trends; and
•Demographics of the current finance receivable portfolio.

The following table sets forth certain information about our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)

Average total finance receivables (1)	$322,668	$376,673	$338,416	$385,986
Provision for credit losses	9,406	8,525	20,348	17,514
Net charge-offs	9,456	8,725	19,898	17,664
Net charge-offs as a percentage of average total finance receivables (annualized)	11.72%	9.27%	11.76%	9.15%
Allowance for credit losses	$31,850	$28,850	$31,850	$28,850
Allowance as a percentage of average total finance receivables	9.87%	7.66%	9.41%	7.47%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD to increase their originations for our future growth.  In connection with purchasing the loans, we pay CBD a fee in the amount of $30.00 for each military consumer loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  Our loan acquisitions decreased for the first six months of fiscal 2014 to $133.4 million from $186.7 million in the first six months of fiscal 2013 due to lower demand for military loans, the closure of LPO offices, reductions in our retail merchant locations and underwriting changes made by CBD.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Total loans acquired:
Gross balance	$39,115,472	$72,062,981	$133,435,227	$186,725,451
Number of finance receivable notes	13,164	21,984	39,691	57,954
Average note amount	$2,971	$3,278	$3,362	$3,222

Military loans:
Gross balance	$38,496,354	$70,496,720	$131,743,217	$176,726,738
Number of finance receivable notes	12,945	21,367	39,081	53,216
Average note amount	$2,974	$3,299	$3,371	$3,321

Retail installment contracts:
Gross balance	$619,118	$1,566,261	$1,692,010	$9,998,713
Number of finance receivable notes	219	617	610	4,738
Average note amount	$2,827	$2,539	$2,774	$2,110

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and, historically, retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  An increasing portfolio balance generally leads to cash being used in investing activities. A decreasing portfolio balance generally leads to cash provided by investing activities.  Cash provided by investing activities in the first six months of fiscal 2014 was approximately $31.4 million and cash used in financing activities was $48.3 million, which was funded from $23.1 million in operating activities.  Cash provided by investing activities in the first six months of fiscal 2013 was approximately $9.7 million and cash used in financing activities was $24.0 million, which was funded by operating activities of $15.6 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our SSLA.  With the ongoing uncertainty in the financial markets and the general economic conditions, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of March 31, 2014 of $19.0 million from withdrawing banks who previously participated in the SSLA.

We keep our SSLA lenders informed of any material developments with our regulators. Our SSLA lenders have been informed that MCB has reviewed and responded to a letter from the Office of the Comptroller of the Currency (“OCC”) (the “OCC Letter”) regarding certain former business practices of the CBD that the OCC believes may have violated Section 5 of the Federal Trade Commission Act of 1914, as amended. MCB responded to the OCC in July 2013 that it does not believe the former business practices rose to the level of a violation of law, and to date has not received further correspondence from the OCC regarding such response.

Our lenders have also been informed that in May 2012 and April 2013, as part of its scheduled exams of MCB, the OCC posed questions regarding compliance with consumer protection laws.  MCB timely responded to those questions.  Based on its review of the responsive information, the OCC sent a letter to MCB, dated February 28, 2014, requesting additional information regarding compliance matters and asserting potential violations of the Equal Credit Opportunity Act, and its implementing regulations at Regulation B, with respect to CBD's past lending practices and the use of rank in pricing.  The letter seeks additional information to enable the OCC to determine what, if any, action might be taken. In March 2014, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law.

Furthermore, we informed our lenders that on February 21, 2014, we received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”). The CID states that “the purpose of this investigation is to determine whether lenders, loan servicers or other unnamed persons have engaged or are engaging in unlawful acts or practices in connection with the marketing, sale, servicing and collection of loans in violation of Sections 1031 and 1036 of the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, the Fair Credit Reporting Act, 15 U.S.C. § 1681, its implementing regulation, or any other federal consumer financial law. The purpose of this investigation is also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.”

The CID contains broad requests for production of documents and answers to interrogatories related to our products and services, marketing, servicing and collection of loans, our agreements with the CBD and numerous other aspects of our business. We have evaluated the CID and are providing the information requested to the CFPB. We believe our marketing, sale, servicing and collection practices are lawful.

Because the SSLA is an uncommitted facility, individual banks that are party to this agreement have no obligation to make any future loans to us. If our lenders perceive that as a result of the issues raised by the OCC, the CBD’s ability to originate and service consumer loans will be adversely affected, or any financial or other remediation must be made by MCB, one or more of our lenders may choose to reduce or cease their participation in the SSLA. In addition, our lenders may perceive that we may be the subject of legal or equitable action by the CFPB that could adversely affect our business and operations and choose to reduce or cease their participation. As a result, we may experience diminished availability under the SSLA as a result of material developments with MCB’s or our regulators that adversely affect our business and operations.

On January 23, 2014, the SEC declared effective our post-effective amendment to our registration statement originally filed with the SEC in January 2011 (“2014 Registration Statement”).  Pursuant to this 2014 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2015, unless terminated earlier at our discretion.  As of March 31, 2014, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

Senior Indebtedness - Bank Debt.  On June 12, 2009, we entered into the SSLA with certain lenders.  The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated.  On June 21, 2013, the Company entered into the thirty-sixth amendment to the SSLA, which: (1) permitted the declaration and payment of a $20.0 million one-time unrestricted dividend from the Company to MCFC on or before June 30, 2013; (2) amended the revolving credit line interest rate to be 4% or prime, whichever is greater, for all new borrowings after June 21, 2013; (3) amended the amortizing term notes interest rate to be 5.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever is greater, for all new borrowings after June 21, 2013; and (4) consented to the amended and restated LSMS Agreement.  A one-time dividend of $20.0 million was paid to MCFC on June 28, 2013.  Prior to June 21, 2013, the interest rate on the revolving credit line was 5% or prime, whichever was greater, and the interest rate on amortizing notes was 6.25% or 270 basis points over the 90-day moving average of like-term treasury notes, whichever was greater. The term of the current SSLA ends on March 31, 2015 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.

On May 5, 2014, the Company entered into the thirty-seventh amendment to the SSLA.  The thirty-seventh amendment was effective on May 5, 2014 and changed two financial covenant ratios under the existing SSLA.  The new financial covenant ratios require us to: (1) limit our senior indebtedness as of the end of each quarter to not be greater than three and a half times our tangible net worth and (2) limit our senior indebtedness to not be greater than 70% of our consolidated net finance receivables at any time after the effective date.

As of March 31, 2014, we had $167.5 million of senior debt outstanding, compared to $187.6 million at September 30, 2013, an decrease of $20.1 million, or 10.7%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  The term of the current SSLA ends on March 31, 2014 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  As of March 31, 2014, we could request up to $71.8 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of March 31, 2014 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were zero as of March 31, 2014, compared to $19.2 million at September 30, 2013, a decrease of $19.2 million, or 100%.  This decrease is due primarily to the $54.0 million decrease in finance receivables from September 30, 2013.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.

As of March 31, 2014, the lenders have indicated a willingness to participate in fundings up to an aggregate of $273.0 million during the next 12 months, a decrease of $43.4 million from September 30, 2013, of which $167.5 million is currently outstanding.  Included in this amount are borrowings of $19.0 million from withdrawing banks who previously participated in the SSLA. One bank, with a total funding participation of $15.0 million and $8.2 million in borrowings as of March 31, 2014, withdrew from the SSLA in the second quarter of fiscal 2014. In the second quarter of fiscal 2014, four banks reduced their future funding participation during the next 12 months by a combined $18.5 million.

Our SSLA allows additional banks to become parties to the SSLA in a non-voting role.  We have identified each lender that has voting rights under the SSLA as a “voting bank.” and each lender that does not have voting rights under the SSLA as a “non-voting bank.”  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or restrict any action by us, or the voting banks.

Senior Indebtedness Table - Bank Debt.  As of March 31, 2014 and September 30, 2013, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

	March 31, 2014	September 30, 2013
	(dollars in thousands)

Revolving credit line:
Total facility	$37,750	$43,250
Balance at end of period	—	19,240
Maximum available credit (1)	37,750	24,010

Term notes: (2)
Voting banks	$205,750	$233,750
Withdrawing banks	19,029	15,119
Non-voting banks	10,498	16,788
Total facility	$235,277	$265,657
Balance at end of period	167,457	187,582
Maximum available credit (1)	67,820	78,075

Total revolving and term notes: (2)
Voting banks	$243,500	$277,000
Withdrawing banks	19,029	15,119
Non-voting banks	10,498	16,789
Total facility	$273,027	$308,908
Balance, end of period	167,457	206,822
Maximum available credit (1)	105,570	102,086
Credit facility available (3)	71,813	74,680
Percent utilization of voting banks	56.6%	63.1%
Percent utilization of the total facility	61.3%	67.0%

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

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  During the first quarter of fiscal 2014, there were no borrowings or repayments on this debt.  As of March 31, 2014 and September 30, 2013, there was no outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of March 31, 2014, we had outstanding $58.1 million of these notes (with accrued interest), which includes a $0.2 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.14%.  Included in the $58.1 million is approximately $28.3 million of funds from our most recent offering.  See discussion in “Item 1 Notes to Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 4.00% in accordance with our SSLA.  The prime rate as of March 31, 2014 was 3.25%.  The prime rate would need to increase more than 75 basis points to have any effect on our borrowing rate for our revolving grid notes.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 5.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of March 31, 2014 was 1.18%.  The 90 day moving average rate of treasury notes would need to increase by 137 basis points to affect our amortizing notes.  A 10% increase or decrease in the prime rate or the 90 day moving average rate of treasury notes would not have any effect on our earnings.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In our 2013 Annual Report on Form 10-K, we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  Except as discussed below, there have been no material changes from the risk factors disclosed in our 2013 Annual Report on Form 10-K.

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

We, as a wholly owned subsidiary of a thrift holding company, and CBD, as a division of a federal savings bank, are currently supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the OCC, respectively. Our loan purchasing operations, CBD’s lending and servicing operations and our retail merchants are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on operations, including the requirement to obtain and maintain certain licenses and qualifications. These regulations are primarily designed to protect depositors, borrowers and the financial system as a whole. We are also regulated by state and federal securities regulators, and will continue to be as long as our investment notes are outstanding. These laws and regulations govern or affect, among other things:

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

In addition, in May 2012 and April 2013, as part of its scheduled exams of MCB, the OCC posed questions regarding compliance with consumer protection laws.  MCB timely responded to those questions.  Based on its review of the responsive information, the OCC sent a letter to MCB, dated February 28, 2014, requesting additional information regarding compliance matters and asserting potential violations of the Equal Credit Opportunity Act, and its implementing regulations at Regulation B, with respect to CBD’s past lending practices and the use of rank in pricing.  The letter seeks additional information to enable the OCC to determine what, if any, action might be taken. In March 2014, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law.

Any final resolution of these issues could have a material impact on MCB’s financial condition and results of operations which could impact our business, financial condition and results of operations.

We are subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection, including regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”), which was established in July 2011 as part of the Dodd-Frank Act to, among other things, establish regulations regarding consumer financial protection laws. The CFPB has investigatory and enforcement authority with respect to whether persons are engaged in unlawful acts or practices in connection with the collection of consumer debts. This and other increased regulatory authority and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices, as well as proceedings or investigations against us, that could adversely affect our business, financial condition and results of operations.

On February 21, 2014, we received a Civil Investigative Demand (“CID”) from the CFPB. The CID states that “the purpose of this investigation is to determine whether lenders, loan servicers or other unnamed persons have engaged or are engaging in unlawful acts or practices in connection with the marketing, sale, servicing and collection of loans in violation of Sections 1031 and 1036 of the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, the Fair Credit Reporting Act, 15 U.S.C. § 1681, its implementing regulation, or any other federal consumer financial law.  The purpose of this investigation is also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.”

The CID contains broad requests for production of documents and answers to interrogatories related to our products and services, marketing, servicing and collection of loans, our agreements with the CBD and numerous other aspects of our business. We have evaluated the CID and are providing the information requested to the CFPB. We believe our marketing, sales, servicing and collection practices are lawful. Any further CFPB inquiry or action could have a material impact on our financial condition and results of operations, which could impact our business, financial condition and results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2014, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2014 Registration Statement”).  Pursuant to this 2014 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2015, unless terminated earlier at our discretion.  As of March 31, 2014, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

We estimate the net proceeds of the $50 million offering will be approximately $49.2 million after deducting offering expenses of approximately $800,000.  We expect to use the net cash proceeds of the note offering first to fund the purchase of military loans and for working capital and other general corporate purposes.

ITEM 5.  Other Information

On February 21, 2014, we received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”). The CID states that “the purpose of this investigation is to determine whether lenders, loan servicers or other unnamed persons have engaged or are engaging in unlawful acts or practices in connection with the marketing, sale, servicing and collection of loans in violation of Sections 1031 and 1036 of the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, the Fair Credit Reporting Act, 15 U.S.C. § 1681, its implementing regulation, or any other federal consumer financial law.  The purpose of this investigation is also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.”

The CID contains broad requests for production of documents and answers to interrogatories related to our products and services, marketing, servicing and collection of loans, our agreements with the CBD and numerous other aspects of our business. We have evaluated the CID and are providing the information requested to the CFPB. We believe our marketing, sales, servicing and collection practices are lawful.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101*
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and six months ended March 31, 2014 and March 31, 2013, (ii) the Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013, (iii) the Consolidated Statement of Cash Flows for the six months ended March 31, 2014 and March 31, 2013 and (iv) Notes to Consolidated Financial Statements.

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

Name	Title	Date

/s/ Joseph B. Freeman	Chief Executive Officer and	May 12, 2014
Joseph B. Freeman	Director (Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	May 12, 2014
Laura V. Stack	Treasurer and Asst. Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101*
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and six months ended March 31, 2014 and March 31, 2013, (ii) the Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013, (iii) the Consolidated Statement of Cash Flows for the six months ended March 31, 2014 and March 31, 2013 and (iv) Notes to Consolidated Financial Statements.

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