Form 10-Q
period 2014-06-30
PIONEER FINANCIAL SERVICES INC
filed 2014-08-13
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2014
Common Stock, no par value	One Share
As of August 12, 2014, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
June 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of June 30, 2014 and September 30, 2013
(unaudited)

	June 30, 2014	September 30, 2013
	(dollars in thousands)

ASSETS

Cash and cash equivalents - non-restricted	$8,426	$1,923
Cash and cash equivalents - restricted	622	623
Investments	352	1,719
Gross finance receivables	287,982	364,198
Less:
Unearned fees	(10,413)	(18,126)
Allowance for credit losses	(31,255)	(31,400)
Net finance receivables	246,314	314,672

Furniture and equipment, net	354	383
Net deferred tax asset	13,424	13,880
Prepaid and other assets	8,829	10,003
Deferred acquisition costs	1,374	2,509
Goodwill	31,474	31,474
Intangibles, net	2,866	3,798

Total assets	$314,035	$380,984

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks	$—	$19,240
Accounts payable	114	191
Accrued expenses and other liabilities	4,455	5,391
Amortizing term notes	146,849	187,582
Investment notes	56,394	63,908

Total liabilities	207,812	276,312

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394	86,394
Accumulated other comprehensive income	1	9
Retained earnings	19,828	18,269

Total stockholder’s equity	106,223	104,672

Total liabilities and stockholder’s equity	$314,035	$380,984

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
For the three and nine months ended June 30, 2014 and 2013
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)

Interest income and fees	$21,530	$26,739	$72,360	$82,699

Interest expense	3,676	4,380	12,220	13,702

Net interest income before provision for credit losses	17,854	22,359	60,140	68,997
Provision for credit losses	8,323	8,476	28,671	25,990
Net interest income	9,531	13,883	31,469	43,007

Debt protection income, net
Debt protection revenue	704	1,254	2,360	4,561
Claims paid and change in reserves	(203)	(818)	(458)	(2,501)
Third party commissions	(76)	(135)	(254)	(491)
Total debt protection income, net	425	301	1,648	1,569

Other revenue	5	43	16	107

Total non-interest income, net	430	344	1,664	1,676

Non-interest expense
Management and record keeping services	5,603	8,763	22,355	28,117
Professional and regulatory fees	523	785	1,516	1,860
Amortization of intangibles	311	426	933	1,280
Other operating expenses	641	793	2,056	2,212
Total non-interest expense	7,078	10,767	26,860	33,469

Income before income taxes	2,883	3,460	6,273	11,214
Provision for income taxes	1,101	1,403	2,374	4,373
Net income	$1,782	$2,057	$3,899	$6,841

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
For the three and nine months ended June 30, 2014 and 2013
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)

Net income	$1,782	$2,057	$3,899	$6,841
Other comprehensive loss:
Unrealized losses on investment securities available for sale, gross:	(2)	(37)	(12)	(69)
Tax benefit	1	13	4	24
Total other comprehensive loss, net of tax	(1)	(24)	(8)	(45)
Total comprehensive income	$1,781	$2,033	$3,891	$6,796

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the nine months ended June 30, 2014 and 2013
(unaudited)

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income
	(dollars in thousands)

Balance, September 30, 2012	$119,935	$86,394	$33,482	$59

Total comprehensive income	6,796	—	6,841	(45)
Dividends paid to parent	(23,589)	—	(23,589)	—

Balance, June 30, 2013	$103,142	$86,394	$16,734	$14

Balance, September 30, 2013	$104,672	$86,394	$18,269	$9

Total comprehensive income	3,891	—	3,899	(8)
Dividends paid to parent	(2,340)	—	(2,340)	—

Balance, June 30, 2014	$106,223	$86,394	$19,828	$1

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the nine months ended June 30, 2014 and 2013
(unaudited)

	Nine Months Ended June 30,
	2014	2013
	(dollars in thousands)

Cash flows from operating activities:
Net income	$3,899	$6,841
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	28,671	25,990
Depreciation and amortization	1,023	1,379
Gain on investments sold - non-restricted	—	(35)
Deferred income taxes	460	(236)
Interest accrued on investment notes	2,043	1,935
Changes in:
Accounts payable and accrued expenses	(1,013)	(3,938)
Deferred acquisition costs	1,135	2,638
Unearned debt protection fees	(2,797)	(6,138)
Prepaid and other assets	1,174	(2,006)

Net cash provided by operating activities	34,595	26,430

Cash flows from investing activities:
Finance receivables purchased from affiliate	(111,681)	(173,631)
Finance receivables purchased from retail merchants	(1,464)	(10,232)
Finance receivables repaid	155,629	181,793
Capital expenditures	(121)	(5)
Change in restricted cash	1	103
Investments matured and sold	1,350	2,313

Net cash provided by investing activities	43,714	341

Cash flows from financing activities:
Net (repayments)/borrowings under lines of credit	(19,240)	17,050
Proceeds from borrowings	21,714	55,301
Repayment of borrowings	(71,940)	(72,090)
Dividends paid to parent	(2,340)	(23,589)

Net cash used in financing activities	(71,806)	(23,328)

Net increase in cash and equivalents	6,503	3,443

Cash and cash equivalents - non-restricted, Beginning of period	1,923	2,137

Cash and cash equivalents - non-restricted, End of period	$8,426	$5,580

Additional cash flow information:
Interest paid	$10,942	$12,161
Income taxes paid	1,812	6,769
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2014 and September 30, 2013 and for the three and nine months ended June 30, 2014 and June 30, 2013
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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the third quarter of fiscal 2014, we purchased $51.5 million of military loans from CBD compared to $107.6 million during the third quarter of fiscal 2013.  We acquired no retail installment contracts during the third quarter of fiscal 2014 compared to $1.3 million during the third quarter of fiscal 2013.  Approximately 29.2% of the amount of military loans we purchased in the third quarter of fiscal 2014 were refinancings of outstanding loans compared to 35.9% during the third quarter of fiscal 2013.

We ceased the purchasing of retail installment contracts on March 31, 2014. Our retail merchant network will continue and be transitioned to assist customers, who wish to finance a retail purchase, with applying for a direct military loan from CBD.

In the normal course of business, we receive some customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables of and the corresponding accrued interest receivable.  There were no Federal Government Allotment System payments received in advance of the payment due dates on June 30, 2014 and September 30, 2013.

The following table represents finance receivables for the periods presented:

	June 30, 2014	September 30, 2013
	(dollars in thousands)

Finance Receivables:
Military loans	$281,118	$348,544
Retail installment contracts	6,864	15,654
Gross finance receivables	287,982	364,198

Less:
Net deferred loan fees and dealer discounts	(5,130)	(8,381)
Unearned debt protection fees	(3,322)	(6,119)
Debt protection claims and policy reserves	(1,961)	(3,626)
Total unearned fees	(10,413)	(18,126)

Finance receivables - net of unearned fees	277,569	346,072

Allowance for credit losses	(31,255)	(31,400)

Net finance receivables	$246,314	$314,672

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

There is uncertainty inherent in these estimates, making it possible that they could change in the near term. We make regular enhancements to our allowance estimation methodology that have not resulted in material changes to our allowance balance.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$29,964	$1,886	$31,850	$27,642	$1,208	$28,850
Finance receivables charged-off	(9,647)	(569)	(10,216)	(8,591)	(652)	(9,243)
Recoveries	1,127	171	1,298	830	87	917
Provision	8,099	224	8,323	7,935	541	8,476
Balance, end of period	$29,543	$1,712	$31,255	$27,816	$1,184	$29,000

	For the Nine Months Ended June 30, 2014			For the Nine Months Ended June 30, 2013
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$30,058	$1,342	$31,400	$27,457	$1,543	$29,000
Finance receivables charged-off	(30,142)	(2,127)	(32,269)	(27,136)	(1,587)	(28,723)
Recoveries	3,036	417	3,453	2,430	303	2,733
Provision	26,591	2,080	28,671	25,065	925	25,990
Balance, end of period	$29,543	$1,712	$31,255	$27,816	$1,184	$29,000

Finance receivables	$281,118	$6,864	$287,982	$344,430	$19,288	$363,718
Allowance for credit losses	(29,543)	(1,712)	(31,255)	(27,816)	(1,184)	(29,000)
Balance net of allowance	$251,575	$5,152	$256,727	$316,614	$18,104	$334,718

The accrual of interest income is suspended when a full payment (95% or more of the monthly payment amount) on either military loans or retail installment contracts has not been received for 90 days or more and the interest due exceeds 60 days of interest charges. Non-performing assets represent those finance receivables of which both the accrual of interest income has been suspended and for which no full payment of principal or interest has been received for more than 90 days, on a recency basis (95% or more of the contracted payment amount has not been received for 30 days after the last full payment).  As of June 30, 2014, we had $8.2 million in military loans and $0.6 million in retail installment contracts that were non-performing assets compared to $11.2 million in military loans and $1.1 million in retail installment contracts as of September 30, 2013.

We did not have any finance receivables greater than 90 days past due accruing interest as of June 30, 2014 or 2013.  The accrual of interest is resumed and the account is considered current, when a full payment is received.  We consider a loan impaired after 180 days past due, on a recency basis, and it is removed from our finance receivable portfolio and charged against income.  As of June 30, 2014, we had $0.7 million in military loans and $0.01 million in retail installment contracts of accrued interest for non-performing assets.  As of September 30, 2013, we had $0.8 million in military loans and $0.03 million in retail installment contracts of accrued interest for non-performing assets. We do not restructure troubled debt as a form of curing delinquencies.

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

	June 30, 2014	September 30, 2013
	(dollars in thousands)
Total finance receivables:
Gross balance	$287,982	$364,198
Performing	279,232	351,877
Non-performing (90 days delinquent)	8,750	12,321
Non-performing loans as a percent of gross balance	3.04%	3.38%

Military loans:
Gross balance	$281,118	$348,544
Performing	272,930	337,321
Non-performing (90 days delinquent)	8,188	11,223
Non-performing loans as a percent of gross balance	2.91%	3.22%

Retail installment contracts:
Gross balance	$6,864	$15,654
Performing	6,302	14,556
Non-performing (90 days delinquent)	562	1,098
Non-performing loans as a percent of gross balance	8.19%	7.01%

Past due finance receivables as of June 30, 2014 and September 30, 2013 are as follows:

	Age Analysis of Past Due Finance Receivables
	As of June 30, 2014
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$3,846	$8,188	$12,034	$269,084	$281,118
Retail installment contracts	227	562	789	6,075	6,864
Total	$4,073	$8,750	$12,823	$275,159	$287,982

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2013
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$4,403	$11,223	$15,626	$332,918	$348,544
Retail installment contracts	342	1,098	1,440	14,214	15,654
Total	$4,745	$12,321	$17,066	$347,132	$364,198

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

•
A review must be conducted on all applicants’ military service history, including a review of status, including rank and time in grade, and other review procedures may be conducted as deemed necessary.

These indicators are used to help minimize the risk of unwillingness or inability to repay the loan. These guidelines were developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.

NOTE 3:  GOODWILL AND INTANGIBLES

Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.  Goodwill and intangible assets as of June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014			September 30, 2013
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Value	Carrying Amount	Accumulated Amortization	Carrying Value
	(dollars in thousands)

Customer relationships	$11,000	$(9,990)	$1,010	$11,000	$(9,600)	$1,400
Agent relationships	700	(612)	88	700	(580)	120
Vendor relationships	1,700	(1,486)	214	1,700	(1,409)	291
Trade name	7,000	(5,446)	1,554	7,000	(5,013)	1,987
Technology	4,000	(4,000)	—	4,000	(4,000)	—

Total amortizable intangibles	$24,400	$(21,534)	$2,866	$24,400	$(20,602)	$3,798

Goodwill	$31,474	$—	$31,474	$31,474	$—	$31,474

Amortization expense was $0.3 million and $0.4 million in the third quarter of fiscal 2014 and fiscal 2013, respectively. Amortization expense of currently recorded amortizable intangibles is expected to be as follows:

Year Ended	Annual Amortization
September 30,	Expense
(dollars in thousands)

July to September 2014	$311
2015	1,027
2016	847
2017	681

Total	$2,866

Intangible assets other than goodwill, which are determined to have finite lives, are amortized on a straight-line or accelerated basis over their estimated useful lives between three and ten years.

Management evaluated goodwill and amortizable intangible assets at September 30, 2013, and determined that there was no impairment as the estimated fair value exceeded the carrying value.  Management also evaluates amortizable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the fiscal quarter ended June 30, 2014, the Company determined there were no events or changes in circumstances that would trigger impairment testing of goodwill or amortizable intangible assets. The Company’s annual impairment testing of goodwill and amortizable intangible assets is conducted as of September 30th. Under the provisions of ASC-350, Intangibles - Goodwill and Other, a two-step impairment test is performed on goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If upon completing the second step of the impairment test the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

During the fourth fiscal quarter of 2014, there are operational and management discussions underway regarding underwriting criteria and other operational changes. In light of these recent business decisions, impairment of goodwill and amortizable intangible assets is probable but not estimable at this time. As such, management has engaged a third party valuation specialist to assist in the valuation of the Company’s fair value to determine if goodwill and amortizable intangible assets are impaired.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)

Loan purchasing:
Loans purchased from CBD	$34,364	$64,056	$111,681	$173,631

Management and record keeping services:
Monthly servicing to CBD (1)	$3,872	$7,379	$18,059	$23,931
Monthly special services fee to CBD (2)	1,499	—	1,499	—
Monthly base fee to CBD (3)	125	—	125	—
Monthly indirect cost allocations to MCFC (4)	107	170	414	545
Monthly relationship fee to CBD (5)	—	1,214	2,258	3,641
Total management and record keeping services	$5,603	$8,763	$22,355	$28,117

Other transactions:
Fees paid to CBD in connection with loans purchased ($30.00 each loan purchased)	$513	$911	$1,685	$2,507
Tax payments to MCFC	32	1,356	1,812	6,769
Dividends paid to MCFC	479	21,106	2,340	23,590
Direct cost allocations to MCFC (6)	270	381	890	692
Total other transactions	$1,294	$23,754	$6,727	$33,558

(1)
Monthly servicing fee to CBD was 0.68% and 0.70% of outstanding principal for the first six months of fiscal 2014 and first nine months of fiscal 2013, respectively. Effective April 1, 2014, the monthly servicing fee to CBD became 0.43% under the amended LSMS Agreement.

(2)	Effective on April 1, 2014, fees for special services performed by CBD under the amended LSMS Agreement.

(3)	Effective April 1, 2014, $500,000 annual base fee, payable monthly to CBD. Prorated for fiscal 2014.

(4)	$750,000 annual maximum for fiscal years 2014 and 2013.

(5)
Monthly relationship fee to CBD is equal to $2.91 for each loan owned at the prior fiscal year end for the three and six months ended March 31, 2014. The monthly relationship fee was $2.82 for each loan owned at the prior fiscal year end for the three and nine months ended March 31, 2013. The monthly relationship fee ceased on March 31, 2014 with the amended LSMS Agreement.

(6)	$1,754,800 annual maximum for fiscal year 2014.

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

For the first nine months of fiscal 2014 and the fiscal year ended September 30, 2013 there were no significant transfers in or out of Levels 1, 2 or 3.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents - Non-restricted and Restricted — The carrying value approximates fair value due to their liquid nature and is classified as Level 1 in the fair value hierarchy.

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

The carrying amounts and estimated fair values of our financial instruments at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014		September 30, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents - non-restricted	$8,426	$8,426	$1,923	$1,923
Cash and cash equivalents - restricted	622	622	623	623
Investments	352	352	1,719	1,719
Net finance receivables	246,314	242,311	314,672	313,215

Financial liabilities:
Amortizing term notes	$146,849	$148,715	$187,582	$190,268
Investment notes	56,394	58,769	63,908	66,987

The following table represents our recurring valuations of investments as of June 30, 2014 and September 30, 2013:

	June 30, 2014				September 30, 2013
	Book Value	Gross Unrealized Gains (1)	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains (2)	Gross Unrealized (Losses)	Fair Value
	(dollars in thousands)

Investments:
Certificates of deposit	$100	$—	$—	$100	$100	$—	$—	$100
U.S. government bonds	250	2	—	252	1,605	14	—	1,619
Total investments	$350	$2	$—	$352	$1,705	$14	$—	$1,719

(1) The net unrealized gain on investments of $2 net of tax of $1 represents the accumulated other comprehensive income of $1 at June 30, 2014.
(2) The net unrealized gain on investments of $14 net of tax of $5 represents the accumulated other comprehensive income of $9 at September 30, 2013.

During first nine months of fiscal 2014 and 2013, the Company received $1.4 million and $1.3 million, respectively, in proceeds from the maturity of U.S. government bonds.  During the first nine months of fiscal 2014 we did not recognize any material realized gains or losses or receive proceeds on the sale of investment securities. During the first nine months of fiscal 2013, the Company received $1.0 million in proceeds from the sale of U.S. government bonds and realized a gain of $0.04 million.

NOTE 6:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaces and supersedes the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends on March 31, 2015 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of June 30, 2014, we could request up to $76.2 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of June 30, 2014, the lenders have indicated a willingness to participate in fundings up to an aggregate of $267.0 million during the next 12 months, including $146.8 million that is currently outstanding. Included in this amount are borrowings of $16.2 million from withdrawing banks that previously participated in the SSLA. One bank, with a total funding participation of $15.0 million and $8.2 million in borrowings as of March 31, 2014, withdrew from the SSLA in the second quarter of fiscal 2014. In the second quarter of fiscal 2014, four banks reduced their future funding participation during the next 12 months by a combined $18.5 million.

Our SSLA allows additional banks to become parties to the SSLA under a non-voting role. We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of June 30, 2014, the principal balance outstanding to non-voting banks under the SSLA was $7.3 million.

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

All amortizing notes have fixed interest rates and terms not to exceed 48 months, payable in equal monthly principal and interest payments.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the average aggregate outstanding principal amount of all amortizing notes held by the lenders.  For the quarter ended June 30, 2014, we incurred $0.1 million in uncommitted availability fees.

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

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $56.4 million, which includes a $0.1 million purchase adjustment at June 30, 2014, and $63.9 million, which includes a $0.2 million purchase adjustment at September 30, 2013.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $53,221 and $51,834, with a weighted interest rate of 9.20% and 9.15% at June 30, 2014 and September 30, 2013, respectively.

On January 23, 2014, the Securities and Exchange Commission ("SEC") declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2014 Registration Statement”).  Pursuant to this 2014 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2015, unless terminated earlier at our discretion.  As of June 30, 2014, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

Subordinated Debt - Parent

Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our request and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of June 30, 2014 and September 30, 2013 we did not have an outstanding balance.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) as of June 30, 2014, follows:

	Amortizing Notes SSLA Lenders	Amortizing Notes Withdrawing Banks	Amortizing Notes Non-Voting Banks	Investment Notes	Total
	(dollars in thousands)

2014	$13,721	$2,576	$2,776	$2,141	$21,214
2015	50,056	8,511	4,224	15,364	78,155
2016	36,773	3,694	280	15,854	56,601
2017	21,081	1,350	—	5,428	27,859
2018	1,704	103	—	608	2,415
2019 and beyond	—	—	—	16,859	16,859
Total	$123,335	$16,234	$7,280	$56,254	$203,103

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our Annual Report on Form 10-K for the period ended September 30, 2013 under “Part I—Item 1A—Risk Factors” and our Quarterly Report on Form 10-Q for the period ended March 31, 2014, under “Part II Item 1A Risk Factors.” If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

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

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the third quarter of fiscal 2014, the average size of a loan when acquired was $3,012 and had an average term of 27 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the quality of finance receivables we are able to acquire from CBD and upon the business and economic environments in the markets where we operate and in the United States as a whole.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

During the fourth fiscal quarter of 2014, there are operational and management discussions underway regarding underwriting criteria and other operational changes. In light of these recent business decisions, impairment of goodwill and amortizable intangible assets is probable but not estimable at this time.

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

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, discretionary income, military rank, time served in the military and prior credit experience. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average customer loan balance was $2,759 at June 30, 2014, repayable in equal monthly installments and with an average remaining term of 16 months.

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record.  An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce.  Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws.  Underwriting guidelines are used at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay.  These guidelines are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance.  CBD uses these guidelines to predict the relative likelihood of credit applicants repaying their obligation.  We purchase loans made to consumers who fit our lending criteria.  The amount and interest rate of the military loans purchased are set by CBD based upon our underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we will purchase a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 29.2% of the amount of military loans we purchased in the third quarter of fiscal 2014 were refinancings of outstanding loans compared to 35.9% during the third quarter of fiscal 2013.

Military Loans Purchased from CBD.   We purchase military loans from CBD if they meet our lending criteria.  We have granted CBD rights to use our lending criteria, which was developed with our extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted CBD rights to use our underwriting model and lending system; however, we retained ownership of this model and the lending system.  Using our model and system, CBD originates these loans directly over the Internet.  Military loans typically have maximum terms of 48 months and had an average origination amount of $3,262 in the first nine months of fiscal 2014.  We pay a $30.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In the third quarter of fiscal 2014, we paid CBD $0.5 million in fees connected with CBD origination of the military loans compared to $0.9 million in the third quarter of fiscal 2013.

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

CBD has focused resources on a direct-to-consumer loan product and servicing and on March 31, 2014, we ceased purchasing of retail installment contracts from our retail merchant network. Our retail merchant network will continue and be transitioned to assist customers, who wish to finance a retail purchase, with applying for a direct military loan from CBD, where we would then purchase the direct military loan from CBD.

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

On June 21, 2013, we entered into an amended and restated LSMS Agreement with CBD.  Beginning on April 1, 2014, the monthly servicing fee is 0.43% (5.14% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each prior month. The fee may be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index (“CPI”).  For the period April 1, 2013 to March 31, 2014, we paid CBD a monthly servicing fee in an amount equal to 0.68% (8.14% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each prior month.  Prior to April 1, 2013, we paid a monthly fee equal to 0.7% (8.4% annually).  For the first nine months in fiscal 2014, we also paid an annual relationship fee of $34.91 for each loan and retail installment contract owned by us at the end of the prior fiscal year. The relationship fee was terminated on March 31, 2014 with the amended and restated LSMS Agreement with CBD. In fiscal 2013, the relationship fee was $33.86 for each loan and retail installment contract owned by us at the end of the prior fiscal year. The relationship fee for July 1, 2013 through September 30, 2013 was based on our portfolio as of June 20, 2013. The amended and restated LSMS agreement also includes a $500,000 annual base fee. The $500,000 base fee is prorated for fiscal 2014, paid monthly to CBD and may be adjusted annually on the basis of the annual increase in the CPI. Fees to CBD, under the LSMS for services not covered by the annual base fee and servicing fee, are charged at a rate of 125% of their cost and may include special marketing and collection strategies.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts purchased from our network of retail merchants.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	June 30, 2014	September 30, 2013

Finance receivables:
Total finance receivables balance	$287,981,610	$364,197,688
Average note balance	$2,759	$2,817
Total number of notes	104,371	129,305

Military loans:
Total military receivables	$281,117,380	$348,544,188
Percent of total finance receivables	97.62%	95.70%
Average note balance	$2,840	$2,956
Number of notes	98,975	117,900

Retail installment contracts:
Total retail installment contract receivables	$6,864,230	$15,653,500
Percent of total finance receivables	2.38%	4.30%
Average note balance	$1,272	$1,373
Number of notes	5,396	11,405

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)

Total finance receivables balance	$287,982	$363,718	$287,982	$363,718
Average total finance receivables (1)	293,105	360,627	323,312	377,533
Average interest bearing liabilities (1)	210,614	252,776	232,249	260,030
Total interest income and fees	21,530	26,739	72,360	82,699
Total interest expense	3,676	4,380	12,220	13,702

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Results of Operations and Financial Condition

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Total Finance Receivables.  Our aggregate finance receivables decreased 20.8% or $75.7 million, to $288.0 million on June 30, 2014 from $363.7 million on June 30, 2013 due to lower demand for military loans, the closure of CBD loan production offices in October 2013, the cessation of purchasing retail installment contracts on March 31, 2014 and underwriting changes made by CBD.  Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty among our military customers regarding the future of the United States Military.  Our primary supplier of loans, CBD, saw a 52.1% or $56.0 million decrease in military loan originations during the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.  Our acquisition of retail installment contracts decreased during the third quarter of fiscal 2014 by $1.3 million or 100.0% compared to the third quarter of fiscal 2013. See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 98.0% of our total revenue for the third quarter of fiscal 2014 and 98.7% for the third quarter of fiscal 2013. Interest income and fees decreased to $21.5 million in the third quarter of fiscal 2014 from $26.7 million for the third quarter of fiscal 2013, a decrease of $5.2 million or 19.5%.  The decrease was due primarily to a decline in aggregate average finance receivables of 18.7%.

Interest Expense.  Interest expense in the third quarter of fiscal 2014 decreased 16.0% to $3.7 million compared to $4.4 million for the third quarter of fiscal 2013.  This decrease was due to a decrease in average interest bearing liabilities of 16.7%. Investment notes decreased to $56.4 million as of June 30, 2014 compared to $64.9 million as of June 30, 2013, a decrease of $8.5 million or 13.1%. Amortizing term notes decreased to $146.8 million as of June 30, 2014 compared to $173.8 million as of June 30, 2013, a decrease of $27.0 million or 15.5%.

Provision for Credit Losses.  The provision for credit losses in the third quarter of fiscal 2014 decreased to $8.3 million from $8.5 million in the third quarter of fiscal 2013, a decrease of $0.2 million or 2.4%.  Net charge-offs increased to $8.9 million in the third quarter of fiscal 2014 from $8.3 million in the third quarter of fiscal 2013, an increase of $0.6 million or 7.2%.  The net charge-off ratio increased to 12.2% for the third quarter of fiscal 2014 compared to 9.2% for the third quarter of fiscal 2013. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims paid and change in benefit reserves and third party commissions.  Debt protection revenue decreased to $0.7 million in the third quarter of fiscal 2014 from $1.3 million in the third quarter of fiscal 2013, a decrease of $0.6 million or 46.2%. Claims paid and change in reserves decreased to $0.2 million in the third quarter of fiscal 2014 compared to $0.8 million in the third quarter of fiscal 2013, a decrease of $0.6 million or 75.0%.  The decline in debt protection revenue and claims benefit expenses is due primarily to a 52.1% decrease in military loan originations and a reduction in the number of customers purchasing the product.

Non-Interest Expense.  Non-interest expense in the third quarter of fiscal 2014 was $7.1 million compared to $10.8 million for the third quarter of fiscal 2013, a decrease of $3.7 million or 34.3%.  Non-interest expenses decreased during the third quarter of fiscal 2014 due primarily to a $3.2 million decrease in management and record keeping services which is the result of a 18.7% decline in average finance receivables and a reduced monthly servicing fee under the amended and restated LSMS Agreement, as well as a decrease in the amortization of intangibles of $0.1 million.

Provision for Income Taxes.  The Company’s effective tax rate was 38.2% in the third quarter of fiscal 2014 compared to 40.5% in the third quarter of fiscal 2013, or a decrease of 2.3%.  The decrease is primarily due to a $0.1 million greater net increase in uncertain tax positions in third quarter of fiscal 2013 than fiscal 2014 and, a change in state apportionment factors driven by a shift in business mix as a result of the mix of product revenue.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

Total Finance Receivables. Our aggregate finance receivables decreased 20.9% or $76.2 million, to $288.0 million on June 30, 2014 from $364.2 million on September 30, 2013 due to lower demand for military loans, the closure of CBD loan production offices in October 2013, the cessation of purchasing retail installment contracts on March 31, 2014 and underwriting changes made by CBD. Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty among our military customers regarding the future size of the United States Military. Our primary supplier of loans, CBD, saw a 35.5% or $101.0 million decrease in military loan originations during the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. Our acquisition of retail installment contracts decreased during the first nine months of fiscal 2014 by $9.6 million or 85.0% compared to the first nine months of fiscal 2013. See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees. Interest income and fees represented 97.8% of our total revenue for the first nine months of fiscal 2014 compared to 98.0% for the first nine months of fiscal 2013. Interest income and fees decreased to $72.4 million in the first nine months of fiscal 2014 from $82.7 million for the first nine months of fiscal 2013, a decrease of $10.3 million or 12.5%. The decrease was due primarily due to a decline in aggregate average finance receivables of 14.4%.

Interest Expense. Interest expense in the first nine months of fiscal 2014 decreased 11.0% to $12.2 million compared to $13.7 million for the first nine months of fiscal 2013. This decrease was due to a decrease in average interest bearing liabilities of 10.7%. Investment notes decreased to $56.4 million as of June 30, 2014 compared to $64.9 million as of June 30, 2013, a decrease of $8.5 million or 13.1%. Amortizing term notes decreased to $146.8 million as of June 30, 2014 compared to $173.8 million as of June 30, 2013, a decrease of $27.0 million or 15.5%.

Provision for Credit Losses. The provision for credit losses in the first nine months of fiscal 2014 increased to $28.7 million from $26.0 million in the first nine months of fiscal 2013, an increase of $2.7 million or 10.4%. Net charge-offs increased to $28.8 million in the first nine months of fiscal 2014 from $26.0 million in the first nine months of fiscal 2013, an increase of $2.8 million or 10.8%. The net charge-off ratio increased to 11.9% for the first nine months of fiscal 2014 compared to 9.2% for the first nine months of fiscal 2013. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims benefit expenses and third party commissions.  Debt protection revenue decreased to $2.4 million in the first nine months of fiscal 2014 compared to $4.6 million in the first nine months of fiscal 2013, a decrease of $2.2 million or 47.8%. Claims paid and change in reserves decreased to $0.5 million in the first nine months of fiscal 2014 compared to $2.5 million in the first nine months of fiscal 2013, a decrease of $2.0 million or 80.0%. The decline in debt protection income is due primarily to a 35.5% decrease in military loan originations and a decrease in the number of customers purchasing the product.

Non-interest expense. Non-interest expense in the first nine months of fiscal 2014 was $26.9 million compared to $33.5 million for the first nine months of fiscal 2013, a decrease of $6.6 million or 19.7%. Non-interest expenses decreased during the first nine months of fiscal 2014 due primarily to a $5.7 million decrease in management fees, the result of a 14.4% decline in average finance receivables and a reduced monthly servicing fee under the amended and restated LSMS Agreement.

Provision for Income Taxes. The Company’s effective tax rate was 37.8% in the first nine months of fiscal 2014 compared to 39.0% in the first nine months of fiscal 2013, or a decrease of 1.2%. The decrease is primarily due to a $0.1 million greater net increase in uncertain tax positions in the first nine months of fiscal 2013 than fiscal 2014 and, a change in state apportionment factors driven by a shift in business mix as a result of the mix of product revenue.

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

	June 30, 2014	September 30, 2013	June 30, 2013
	(dollars in thousands)

Total finance receivables	$287,982	$364,198	$363,718
Total finance receivables balances 60 days or more past due	12,823	17,066	14,150
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	4.45%	4.69%	3.89%

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

Military Loans.  Our charge-off policy is to charge-off loans at 180 days past due, on a recency delinquency basis, or earlier if management deems it appropriate. Charge-offs can occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for CBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans.

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)

Military loans:
Military loans charged-off	$9,647	$8,591	$30,142	$27,136
Less recoveries	1,127	830	3,036	2,430
Net charge-offs	$8,520	$7,761	$27,106	$24,706
Average military receivables (1)	$285,490	$340,080	$312,875	$352,924
Percentage of net charge-offs to average military receivables (annualized)	11.94%	9.13%	11.55%	9.33%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)

Retail installment contracts:
Contracts charged-off	$569	$652	$2,127	$1,587
Less recoveries	171	87	417	303
Net charge-offs	$398	$565	$1,710	$1,284
Average retail installment contract receivables (1)	$7,615	$20,548	$10,437	$24,609
Percentage of net charge-offs to average retail installment contract receivables (annualized)	20.91%	11.00%	21.85%	6.96%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Former Military.  As of June 30, 2014 and September 30, 2013, we had approximately $11.9 million, or 4.1% of our total portfolio, and $12.5 million, or 3.4% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  As of June 30, 2013, we had approximately $11.3 million, or 3.1% of our total portfolio from customers who had advised us of their separation from the military prior to repaying their loan.  Military loans net charge-offs, from customers who had advised us of their separation from the military, were $4.9 million and represented 55.1% of net charge-offs in the third quarter of fiscal 2014 compared to $5.1 million and 61.6% in the third quarter of fiscal 2013.  See our Annual Report “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)

Balance, beginning of period	$31,850	$28,850	$31,400	$29,000
Finance receivables charged-off	10,216	9,243	32,269	28,723
Less recoveries	1,298	917	3,453	2,733
Net charge-offs	8,918	8,326	28,816	25,990
Provision for credit losses	8,323	8,476	28,671	25,990
Balance, end of period	$31,255	$29,000	$31,255	$29,000

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

The following table sets forth certain information about our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)

Average total finance receivables (1)	$293,105	$360,627	$323,312	$377,533
Provision for credit losses	8,323	8,476	28,671	25,990
Net charge-offs	8,918	8,326	28,816	25,990
Net charge-offs as a percentage of average total finance receivables (annualized)	12.17%	9.24%	11.88%	9.18%
Allowance for credit losses	$31,255	$29,000	$31,255	$29,000
Allowance as a percentage of average total finance receivables	10.66%	8.04%	9.67%	7.68%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD to increase their originations for our future growth.  In connection with purchasing the loans, we pay CBD a fee in the amount of $30.00 for each military loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  Our loan acquisitions decreased for the first nine months of fiscal 2014 to $185.0 million from $295.6 million in the first nine months of fiscal 2013 due to lower demand for military loans, the closure of the CBD's loan production offices, the cessation of retail contract purchases and underwriting changes made by CBD.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Total loans acquired:
Gross balance	$51,529,340	$108,888,688	$184,964,567	$295,614,139
Number of finance receivable notes	17,109	30,852	56,800	88,806
Average note amount	$3,012	$3,529	$3,256	$3,329

Military loans:
Gross balance	$51,529,340	$107,559,196	$183,272,557	$284,285,934
Number of finance receivable notes	17,109	30,364	56,190	83,580
Average note amount	$3,012	$3,542	$3,262	$3,401

Retail installment contracts:
Gross balance	$—	$1,329,492	$1,692,010	$11,328,205
Number of finance receivable notes	—	488	610	5,226
Average note amount	$—	$2,724	$2,774	$2,168

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and, historically, retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  An increasing portfolio balance generally leads to cash being used in investing activities. A decreasing portfolio balance generally leads to cash provided by investing activities.  Cash provided by investing activities in the first nine months of fiscal 2014 was approximately $43.7 million and cash used in financing activities was $71.8 million, which was funded from $34.6 million in operating activities.  Cash provided by investing activities in the first nine months of fiscal 2013 was approximately $0.3 million and cash used in financing activities was $23.3 million, which was funded by operating activities of $26.4 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our SSLA.  With the ongoing uncertainty in the financial markets and the general economic conditions, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of June 30, 2014 of $16.2 million from withdrawing banks who previously participated in the SSLA.

We keep our SSLA lenders informed of any material developments with PFS and CBD regulators. Our SSLA lenders have been informed that MCB has reviewed and responded to letters from the Office of the Comptroller of the Currency (“OCC”) (the “OCC Letter”) regarding certain former business practices of the CBD that the OCC believes may have violated Section 5 of the Federal Trade Commission Act of 1914, as amended. MCB responded to the OCC that it does not believe the former business practices rose to the level of a violation of law, and to date, the OCC has not taken further action in connection with this matter.

Our lenders have also been informed that in May 2012 and April 2013, as part of its scheduled exams of MCB, the OCC posed questions regarding compliance with consumer protection laws.  MCB timely responded to those questions.  Based on its review of the responsive information, the OCC sent a letter to MCB, dated February 28, 2014, requesting additional information regarding compliance matters and asserting potential violations of the Equal Credit Opportunity Act, and its implementing regulations at Regulation B, with respect to CBD's past lending practices and the use of rank in pricing.  The letter sought additional information to enable the OCC to determine what, if any, action might be taken. In March 2014, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law, and to date, the OCC has not taken further action in connection with this matter.

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

The CID contains broad requests for production of documents and answers to interrogatories related to our products and services, marketing, servicing and collection of loans, our agreements with the CBD and numerous other aspects of our business. We have evaluated the CID and have provided the information requested to the CFPB. We believe our marketing, sales, servicing and collection practices are lawful.

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

On January 23, 2014, the SEC declared effective our post-effective amendment to our registration statement originally filed with the SEC in January 2011 (“2014 Registration Statement”).  Pursuant to this 2014 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2015, unless terminated earlier at our discretion.  As of June 30, 2014, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

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

As of June 30, 2014, we had $146.8 million of senior debt outstanding, compared to $187.6 million at September 30, 2013, an decrease of $40.8 million, or 21.7%.  The SSLA is an uncommitted facility that provides common terms and conditions pursuant to which individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  The term of the current SSLA ends on March 31, 2014 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  As of June 30, 2014, we could request up to $76.2 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.  As of June 30, 2014 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were zero as of June 30, 2014, compared to $19.2 million at September 30, 2013, a decrease of $19.2 million, or 100%.  This decrease is due primarily to the $76.2 million decrease in finance receivables from September 30, 2013.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.

As of June 30, 2014, the lenders have indicated a willingness to participate in fundings up to an aggregate of $267.0 million during the next 12 months, a decrease of $41.9 million from September 30, 2013, of which $146.8 million is currently outstanding.  Included in this amount are borrowings of $16.2 million from withdrawing banks who previously participated in the SSLA. One bank, with a total funding participation of $15.0 million and $8.2 million in borrowings as of March 31, 2014, withdrew from the SSLA in the second quarter of fiscal 2014. In the second quarter of fiscal 2014, four banks reduced their future funding participation during the next 12 months by a combined $18.5 million.

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

Senior Indebtedness Table - Bank Debt.  As of June 30, 2014 and September 30, 2013, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

	June 30, 2014	September 30, 2013
	(dollars in thousands)

Revolving credit line:
Total facility	$37,750	$43,250
Balance at end of period	—	19,240
Maximum available credit (1)	37,750	24,010

Term notes: (2)
Voting banks	$205,750	$233,750
Withdrawing banks	16,234	15,119
Non-voting banks	7,280	16,788
Total facility	$229,264	$265,657
Balance at end of period	146,849	187,582
Maximum available credit (1)	82,415	78,075

Total revolving and term notes: (2)
Voting banks	$243,500	$277,000
Withdrawing banks	16,234	15,119
Non-voting banks	7,280	16,789
Total facility	$267,014	$308,908
Balance, end of period	146,849	206,822
Maximum available credit (1)	120,165	102,086
Credit facility available (3)	76,242	74,680
Percent utilization of voting banks	50.7%	63.1%
Percent utilization of the total facility	55.0%	67.0%

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

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our request and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  During the first quarter of fiscal 2014, there were no borrowings or repayments on this debt.  As of June 30, 2014 and September 30, 2013, there was no outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of June 30, 2014, we had outstanding $56.4 million of these notes (with accrued interest), which includes a $0.1 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These notes had a weighted average interest rate of 9.20%.  Included in the $56.4 million is approximately $28.3 million of funds from our most recent offering.  See discussion in “Item 1 Notes to Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 4.00% in accordance with our SSLA.  The prime rate as of June 30, 2014 was 3.25%.  The prime rate would need to increase more than 75 basis points to have any effect on our borrowing rate for our revolving grid notes.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 5.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of June 30, 2014 was 1.26%.  The 90 day moving average rate of treasury notes would need to increase by 129 basis points to affect our amortizing notes.  A 10% increase or decrease in the prime rate or the 90 day moving average rate of treasury notes would not have any effect on our earnings.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In our 2013 Annual Report on Form 10-K and in our March 31, 2014 Form 10-Q, we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  There have been no material changes from the risk factors disclosed in our 2013 Annual Report on Form 10-K and March 31, 2014 Form 10-Q.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2014, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2014 Registration Statement”).  Pursuant to this 2014 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2015, unless terminated earlier at our discretion.  As of June 30, 2014, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

We estimate the net proceeds of the $50 million offering will be approximately $49.2 million after deducting offering expenses of approximately $800,000.  We expect to use the net cash proceeds of the note offering first to fund the purchase of military loans and for working capital and other general corporate purposes.

ITEM 6.  Exhibits

Exhibit No.	Description

10.1
Amendment No. 37 dated May 5, 2014 to Secured Senior Lending Agreement dated as of June 12, 2009, among Pioneer Financial Services, Inc., the listed lenders and UMB Bank, N.A. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the SEC on May 8, 2014).

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101*
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and nine months ended June 30, 2014 and June 30, 2013, (ii) the Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013, (iii) the Consolidated Statement of Cash Flows for the nine months ended June 30, 2014 and June 30, 2013 and (iv) Notes to Consolidated Financial Statements.

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

Name	Title	Date

/s/ Joseph B. Freeman	Chief Executive Officer and	August 12, 2014
Joseph B. Freeman	Director (Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	August 12, 2014
Laura V. Stack	Treasurer and Asst. Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment No. 37 dated May 5, 2014 to Secured Senior Lending Agreement dated as of June 12, 2009, among Pioneer Financial Services, Inc., the listed lenders and UMB Bank, N.A. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the SEC on May 8, 2014).

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101*
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and nine months ended June 30, 2014 and June 30, 2013, (ii) the Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013, (iii) the Consolidated Statement of Cash Flows for the nine months ended June 30, 2014 and June 30, 2013 and (iv) Notes to Consolidated Financial Statements.

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