Form 10-K
period 2014-09-30
PIONEER FINANCIAL SERVICES INC
filed 2014-12-22
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2014
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
Title of Each Class
None
_____________________________________________________________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2014
Common Stock, no par value	One Share
As of September 30, 2014, one share of the Registrant’s common stock is outstanding.  The market value of voting and non-voting common equity held by non-affiliates is zero and the registrant is a wholly-owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.
FORM 10-K
 September 30, 2014

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (“Report” or “Annual Report”), including the documents incorporated herein by reference, contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “should,” “seek,” “plan,” “project,” “strategy,” “future,” “intend,” “goal,” “likely,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this Report.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements, except as required by federal securities laws.

ITEM 1.                                                BUSINESS

General

Pioneer Financial Services, Inc. (“PFS”), a corporation formed under the laws of Missouri in 1932, is a wholly-owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  PFS, with its wholly-owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), purchases consumer loans and retail installment contracts, made primarily to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We intend to hold these consumer loans and retail installment contracts until repaid.

We purchase consumer loans from the Consumer Banking Division (“CBD”) (formerly known as the Military Banking Division and Pioneer Military Lending Division) of MidCountry Bank (“MCB”), a federally chartered savings bank and wholly-owned subsidiary of our parent, MCFC.  CBD originated these consumer loans via the Internet and through loan production offices.  Military customers use loan proceeds to purchase consumer goods and services.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

As of September 30, 2014, Joseph B. Freeman, Chief Executive Officer and Laura V. Stack, Chief Financial Officer, were our executive officers and are responsible for our policy-making decisions.  None of these officers are directly compensated by us.  Mr. Freeman was and Ms. Stack is an employee of CBD.  CBD provides compensation and remuneration for services to these executive officers and all the employees of CBD that provide services to PFS. We pay fees to CBD for management and record keeping services.  On September 13, 2014, Mr. Freeman submitted his resignation from all positions with the Company, effective October 13, 2014.  The Board of Directors of the Company (the "Board") appointed Timothy L. Stanley as the Chief Executive Officer of PFS effective October 13, 2014.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained CBD as our primary supplier of loans.  We entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD whereby we purchase loans originated by CBD and CBD services these loans on our behalf.  Under the LSMS Agreement, PFS has the exclusive right to purchase loans originated by CBD that meet the following guidelines:

•	All borrowers are primarily active-duty, career retired U.S. military personnel or U.S. Department of Defense employees;

•	All potential borrowers must complete standardized credit applications online via the Internet or through applications facilitated in retail merchant locations; and

•	All loans must meet additional purchase criteria which was developed from our past credit repayment experience and is periodically revalidated based on current portfolio performance.

To the extent CBD originates loans with these purchasing criteria, we have the exclusive right to purchase such loans.  Loans purchased from CBD are referred to as “military loans.”  See “Item 1A. Risk Factors.”

Loan Purchasing

General.  We have more than 27 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by CBD when originating loans in this market.

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and job stability. Loans are limited to amounts that the customer could reasonably be expected to repay. However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average customer loan balance was $2,704 at September 30, 2014, repayable in equal monthly installments and with an average remaining term of 16 months.

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record.  An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce.  Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws.  Underwriting guidelines are used at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay.  These guidelines are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance.  We purchase loans made to consumers who fit our purchase criteria.  The amount and interest rate of the military loan is set by CBD and based upon our purchasing criteria considering the estimated credit risk assumed.

As a customer service, we purchase a new loan from CBD for an existing borrower where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 33.9% of the amount of military loans we purchased in fiscal 2014 were refinancing of outstanding loans.

Military Loans Purchased from CBD.   We purchase military loans from CBD if they meet our lending criteria.  We have granted CBD rights to use our lending criteria and extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted CBD rights to use our underwriting model and lending system; however, we retained ownership of this model and the lending system.  Using our model and system, CBD originates these loans directly over the Internet.  Military loans typically have maximum terms of 48 months and an average origination amount of approximately $3,200.  We pay a $30.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs. In fiscal 2014, we paid CBD $2.1 million in fees connected with CBD origination of military loans compared to $3.4 million in fiscal 2013.

Retail Installment Contracts.  In the first six months of fiscal 2014, we purchased retail installment contracts that met our quality standards and return on investment objectives from retail merchant locations.  Retail installment contracts are finance receivable notes generated during the purchase of consumer goods by active-duty or retired career U.S. military personnel or U.S. Department of Defense employees.  These customers demonstrated an apparent need to finance a retail purchase and a willingness to use credit.  We generally acquired these contracts without recourse to the originating merchant.  However, reserve agreements with many retail merchants allow us to withhold funds from the merchant’s proceeds to create reserves to be used in the event a customer defaults and the loan is deemed uncollectible.  Retail installment contracts typically have maximum terms of 48 months and an average origination amount of $2,770.

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

Management and Record Keeping Services

We have retained CBD to provide management and record keeping services in accordance with the LSMS Agreement.  CBD services our finance receivables and we pay fees for these management and record keeping services.  Also, as part of its compensation for performing these management and record keeping services, CBD retains a portion of ancillary revenue, including late charges and insufficient funds fees, associated with these loans and retail installment contracts.

On June 21, 2013, we entered into an amended and restated LSMS Agreement with CBD.  For the period April 1, 2013 to March 31, 2014, we paid CBD a monthly servicing fee in an amount equal to 0.68% (8.14% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each month.  After March 31, 2014, the monthly servicing fee became 0.43% (5.14% annually).  The fee may be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index (“CPI”).  Prior to April 1, 2013, we paid a monthly fee equal to 0.7% (8.4% annually).  We also paid an annual relationship fee of $33.86 for each loan and retail installment contract owned by us at the end of the prior fiscal year.  The relationship fee for July 1, 2013 through September 30, 2013 was based on our portfolio as of June 20, 2013.  After September 30, 2013 the relationship fee became based on our portfolio on the last day of the fiscal year.  The fee may be adjusted annually on the basis of the annual increase or decrease in the CPI.

On November 17, 2014, the Company and the listed affiliated entities entered into the fourth amended and restated LSMS Agreement with MCB and the Agent. Effective on October 1, 2014, the Company will pay fees for services under the LSMS Agreement that include: (1) a loan origination fee of $26.00 for each loan (not including retail installment contracts) originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly serving fee of 0.496% (5.95% annually) of the outstanding principal balance of loans serviced as of the last day of the prior month end; (4) a monthly special services fee at a rate of 125% of the cost for such services rendered in specific areas not included in the LSMS Agreement; and (5) a one-time implementation fee of $1,650,000 to be paid to MCB for the costs to implement the new consumer lending system and its related system and infrastructure. The implementation fee is to be paid over five monthly installments.

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

On June 21, 2013, we entered into an expense sharing agreement (the “Expense Sharing Agreement”) with MCFC and its subsidiaries, MCB and its subsidiaries, and Heights Finance Holding Co. and its subsidiaries, which governs the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, direct expenses will be paid by the incurring party, while indirect expenses will be allocated using reliable cost indicators. The direct costs of MCFC’s services will not exceed the cost of a third-party to provide similar services. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, strategic planning, loan review services, risk management services, regulatory compliance support, tax department services, legal services, information technology services. The other parties may provide office space rentals, technology support and servicing of loans and leases.

On August 15, 2014, we entered into an agreement with Fidelity Information Services, LLC (“FIS”). Under the agreement, FIS will provide products and services for the development of a new consumer lending software platform ("FIS Platform"). The agreement has a term of 84 months, beginning August 15, 2014, with a one-time implementation cost and ongoing variable costs dependent upon future loan volume over the 84 month term. The implementation and launch of the FIS Platform is expected to be completed during the third quarter of fiscal year 2015. Our existing Daybreak system will continue to be used to service current customer accounts until they mature or are converted onto the FIS Platform.

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

Debt Protection Feature

In June of 2010, CBD began offering a debt protection feature to customers.  If our customers who purchased the debt protection feature are killed, injured, divorced, unexpectedly discharged or have not received their pay, we will have payment obligations.  The liability we establish for possible claims related to debt protection operations and the corresponding charges to claims benefit expense are evaluated quarterly.  See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Sources of Income—Debt Protection Income, net."

Regulation

General

CBD and retail merchants who originate military loans and retail installment contracts are subject to extensive regulation, supervision and licensing by the Office of the Comptroller of the Currency (“OCC”), Board of Governors of the Federal Reserve System (the “Federal Reserve”) and other state and federal agencies.  Failure to comply with these requirements can lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. If CBD cannot make loans to active-duty or career retired U.S. military personnel and U.S. Department of Defense employees, this will have a material adverse impact on our business, results of operations and cash flow. For a discussion of the laws, regulations and governmental supervision by state and federal agencies in the conduct of our business operations. See “Item 1A. Risk Factors.”

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

Other Regulations

Once we purchase finance receivables, we are obligated to comply with the Gramm-Leach-Bliley Act (the “GLB Act”), which was signed into law at the end of 1999 and contains comprehensive consumer financial privacy restrictions.  Various federal enforcement agencies, including the Federal Trade Commission (“FTC”), have issued final regulations to implement the GLB Act.  These restrictions fall into two basic categories.  First, we must provide various notices to customers about privacy policies and practices.  Second, the GLB Act restricts us from disclosing non-public personal information about the customer to non-affiliated third-parties, with certain exceptions.  If we violate this law, regulators may require us to discontinue disclosing information improperly and, in certain circumstances, customers may have a private right of action if such disclosure is made without the consent of the customer.  We are also subject to federal and state securities and disclosure laws and regulations.

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

CBD and the retail merchants who originate military loans and retail installment contracts purchased by us also must comply with both state and federal credit and trade practice statutes and regulations.  If retail merchants fail to comply with these statutes and regulations, consumers may have rights of rescission and other remedies.  In such cases, we have rights under our agreements with these merchants to require the merchant to repurchase the related retail installment contracts and to pay us for any damages we may incur or litigation costs, including attorney’s fees and costs.  However, if we are unable to enforce our agreement with the merchant, resulting consumer recession rights and remedies could have an adverse effect on our business, results of operations, financial condition and cash flow.

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

Employee Relations

CBD employees perform services for us and we pay management and record keeping services fees to CBD.  We had no employees as of September 30, 2014.  We do engage certain consultants on a contract basis.

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

ITEM 1A.     Risk Factors

Our operations are subject to a number of risks, including but not limited to those described below. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected.
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

We, as a wholly-owned subsidiary of a savings and loan holding company, and CBD, as a division of a federal savings bank, are currently supervised by the Federal Reserve and the OCC, respectively. Our loan purchasing operations, CBD’s lending and servicing operations and our retail merchants are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on operations, including the requirement to obtain and maintain certain licenses and qualifications. These regulations are primarily designed to protect depositors, borrowers and the financial system as a whole. We are also regulated by state and federal securities regulators, and will continue to be as long as our investment notes are outstanding. These laws and regulations govern or affect, among other things:

•the manner in which CBD may offer and sell products and services;
•the interest rates that may be charged customers;
•terms of loans, including fees, maximum amounts, and minimum durations;
•the number of simultaneous or consecutive loans and required waiting periods between loans;
•disclosure practices;
•privacy of personal customer information;
•the types of products and services that we and CBD may offer;
•collection practices; and
•approval or granting of required licenses.

Changes to statutes, regulations or regulatory policies, including interpretation, implementation and enforcement of statutes, regulations or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we and CBD may offer and increasing the ability of competitors to offer competing financial services and products. Compliance with these regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. Because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors, we and CBD may, from time to time, inadvertently violate these laws, regulations and policies, as each are interpreted by our regulators. If we and CBD do not successfully comply with laws, regulations or policies, our compliance costs could increase, our operations could be limited and we may suffer damage to our reputation. If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult. Furthermore, changes in these laws and regulations could require changes in the way we and CBD conduct our businesses and we cannot predict the impact such changes could have on our profitability.

Retail merchants also must comply with both state and federal credit and trade practice statutes and regulations. If retail merchants fail to comply with these statutes and regulations, consumers may have rights of rescission and other remedies. In such cases, we have rights under our agreements with these merchants to require the merchant to repurchase the related retail installment contracts and to pay us for any damages we may incur or litigation costs, including attorney’s fees and costs. However, if we are unable to enforce our agreement with the merchant, resulting consumer rescission rights and remedies could have an adverse effect on our business, results of operation, financial condition and cash flow.

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

In addition, in May 2012 and April 2013, as part of its scheduled exams of MCB, the OCC posed questions regarding compliance with consumer protection laws. MCB timely responded to those questions. Based on its review of the responsive information, the OCC sent a letter to MCB, dated February 28, 2014, requesting additional information regarding compliance matters and asserting potential violations of the Equal Credit Opportunity Act, and it’s implementing regulations at Regulation B, with respect to CBD’s lending practices and the use of rank in pricing. The letter seeks additional information to enable the OCC to determine what, if any, action might be taken. In March 2014, MCB responded in writing to the OCC regarding its analysis of its business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law. Any further OCC inquiry or action could have a material impact on our financial condition and results of operations, which could impact our business, financial condition and results of operation.
On September 26, 2014, our Board adopted and approved a voluntary Remediation Action Plan (the “Plan”) developed in cooperation with MCB to address certain issues identified by the OCC with respect to certain loans and related products that were originated or sold by MCB to certain individuals (“Customers”) that were later sold to us or our subsidiaries.  On December 17, 2014, the OCC discussed the status of the Plan with MCB's management.  The OCC reviewed the Plan and MCB's management has received no supervisory objections from the OCC to the Plan as presented and management continues to implement the Plan.
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

The CID contains broad requests for production of documents and answers to interrogatories related to our products and services, marketing, servicing and collection of loans, our agreements with the CBD and numerous other aspects of our business. We evaluated the CID and provided the information requested to the CFPB. We believe our marketing, sales, servicing and collection practices are lawful. Any further CFPB inquiry or action could have a material impact on our financial condition and results of operations, which could impact our business, financial condition and results of operation.

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
   Under the current regulatory environment, financial institutions and their non-banking affiliates are subject to significantly increased legislation oversight and regulation. We expect this oversight and regulation of our business and our affiliates' businesses to continue to expand in scope and complexity. Accordingly, as required under the Dodd-Frank Act, the Federal Reserve, the OCC and the CFPB have increased the scope of their examinations of banks, holding companies and their non-banking affiliates. In connection with these examinations, regulators have begun identifying areas in which lenders could improve lending practices and disclosures to borrowers in connection with charging fees, collecting accounts and offering financial products, among other practices.
We are working diligently to institute best practices and to insure that those from whom we purchase military loans provide clarity and transparency to existing and potential customers. However, a wide and increasing array of banking and consumer lending laws apply to almost every aspect of our business. This coupled with the uncertainty of the meaning of regulations issued in connection with the Dodd-Frank Act and the need for additional rulemaking creates ambiguity as to whether the charging of fees, offering of financial products and certain other practices were done in a sufficiently transparent manner.
Changes in laws and regulations or the interpretation and enforcement of laws and regulations could negatively affect our business, results of operations and financial condition.
The laws and regulations directly affecting our and CBD's activities are under review and are subject to change, especially as a result of current economic conditions, changes in the make-up of the current executive and legislative branches, and the political focus on issues of consumer and borrower protection. In addition, consumer advocacy groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict various financial products, including the loan products offered by CBD, and the manner in which such products are offered. Any changes in such laws and regulations could force us and CBD to modify, suspend or cease product offerings. It is also possible that the scope of federal regulations could change or expand in such a way as to alter what has traditionally been state law regulation of our business activities. The enactment of one or more of such regulatory changes, whether affecting us or CBD, may adversely affect our business, results of operations, and prospects.
States and the federal government may also seek to impose new requirements or interpret or enforce existing requirements in new ways. For example, the application of general principles of equity relating to the protection of consumers and the interpretation of whether a practice is unfair or deceptive may vary in the future. Changes in current laws or regulations or the implementation of new laws or regulations in the future may restrict our or CBD's ability to continue current methods of operation or to expand operations. Additionally, changes to these laws and regulations, or the enforcement thereof, could subject us or CBD to liability for prior operating activities or lower or eliminate the profitability of operations going forward by, among other things, reducing the amount of interest and fees that we may charge in connection with our loans.
Our regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, and the adequacy of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. Because our business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. Laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.
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
We may have to make changes to our business operations in order to comply with recently proposed amendments to the Military Lending Act and a policy change to the Government Allotment System; these changes may adversely affect our financial position and results of operations.
The Department of Defense proposed amendments to the Military Lending Act (the “MLA”) in September 2014, which provide additional consumer credit protection for active-duty service members. The MLA was enacted in 2006 and capped annual interest rates at 36% for certain payday, vehicle title, and refund anticipation loans. The proposed amendments would extend the 36% interest rate cap to all forms of payday loans, vehicle title loans, refund anticipation loans, deposit advance loans, installment loans, unsecured open-end lines of credit, and credit cards. CBD voluntarily capped the interest rate at 36% on the loans it originates to active-duty service members when then MLA was enacted in 2006. The proposed MLA amendments may decrease our interest income in the future and thus adversely affect our future results of operations and financial position.
The Government Allotment System policy change will become effective on January 1, 2015 and will prohibit active-duty service members from using new allotments to purchase, lease, or rent personal property. A portion of the loans we purchase are made to active-duty service members who use the loan proceeds to purchase personal property or consumer goods. CBD services loans on behalf of the Company and collects loan payments through the Government Allotment System. If it is determined that this policy change applies to loans that are made to purchase personal property, we will no longer be able to accept payments through the Government Allotment System for these types of loans. This may decrease CBD’s ability to collect loan payments on our behalf and could increase our credit risk and adversely affect our business, results of operations, financial condition and cash flow. Although current allotments are not affected, we are likely to see a decline in loan payments received through the Government Allotment System.
The Dodd-Frank Act eliminated the Office of Thrift Supervision ("OTS"), mandates increased capital requirements, created the CFPB and resulted in many new laws and regulations that have increased our costs of operations.
The Dodd-Frank Act was signed into law on July 21, 2010. This financial reform law has materially changed the current financial services regulatory environment and has affected the lending, deposit, investment, trading and operating activities of financial and depositary institutions and their holding companies and affiliates. Many provisions of the Dodd-Frank Act became effective on July 21, 2011 (the "Transfer Date").
Certain provisions of the Dodd-Frank Act have had an impact on us, and such impact has been, and will continue to be significant. The Dodd-Frank Act eliminated the OTS, which was the primary federal regulator for MCB and its affiliates, including our parent, which is a savings and loan holding company. Oversight of federally chartered thrift institutions, like MCB, has been transferred to the OCC, the primary federal regulator for national banks. The Federal Reserve now has exclusive authority to regulate all bank and savings and loan holding companies and their non-bank subsidiaries. As a result, MCB and our parent are now subject to regulation and supervision by the OCC and Federal Reserve, respectively, instead of the OTS. These changes occurred on the Transfer Date. The application and administration of laws and regulations by the Federal Reserve and the OCC may vary, as compared to past application and administration by the OTS. It is possible that the OCC may regulate certain activities in ways that are more restrictive than the OTS has in the past. This may cause us to incur increased costs or become more restricted in certain activities than we have been in the past.
Under prior OTS regulations, our parent was not subject to specific capital requirements; however, pursuant to the Dodd-Frank Act the Federal Reserve created new regulatory capital requirements, in July 2013, that our parent must achieve and maintain in the future.
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
The Dodd-Frank Act authorizes the CFPB to adopt rules and regulations that could potentially have an impact on our and CBD's ability to offer short-term consumer loans and have an adverse effect on our operations and financial performance.
Title X of the Dodd-Frank Act establishes the CFPB, which became operational on the Transfer Date. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory, and enforcement powers over providers of consumer financial products, including explicit supervisory authority to examine and require registration of installment lenders. Included in the powers afforded to the CFPB is the authority to adopt rules describing specified acts and practices as being "unfair," "deceptive," or "abusive," and hence unlawful. Specifically, the CFPB has the authority to declare an act or practice abusive if it, among other things, materially interferes with the ability of a consumer to understand a term or condition of a consumer financial product or service or takes unreasonable advantage of a lack of understanding on the part of the consumer of the product or service. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority, and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending or other products less profitable or impractical. The CFPB may target specific features of loans or loan practices, such as refinancing, by rulemaking that could cause us to cease offering certain products or engaging in certain practices. Any such rules may have an adverse effect on our business, results of operations, and financial condition.
In addition to the Dodd-Frank Act's grant of regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for minor violations of federal consumer financial laws (including the CFPB's own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations. The CFPB has this examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. However, institutions that have assets of $10 billion or less, such as MCFC and MCB, will continue to be supervised in this area by their primary federal regulators (in the case of MCFC, the Federal Reserve, and in the case of MCB, the OCC). Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state or federal officials find that we or MCB have violated the foregoing or other laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us. Any exercise by a state or federal regulator or other official of its enforcement powers against MCB would also have an indirect material adverse effect on us by limiting the amount of loan products which we may be able to purchase from CBD in the future.
On January 5, 2012, the CFPB launched a federal supervision program for nonbanks that offer or provide consumer financial products or services. Under the CFPB's nonbank supervision program, the CFPB will conduct individual examinations and may also require reports from businesses to determine what businesses require greater focus by the CFPB. The frequency and scope of any such examinations will depend on the CFPB's analysis of risks posed to consumers based on factors such as a particular nonbank's volume of business, types of products or services, and the extent of state oversight.
State regulators may take actions that adversely affect our business.
As a division of a federal savings bank, CBD is exempt from state licensing and most state regulatory requirements. However, as a result of regulatory changes resulting from the Dodd-Frank Act, as purchaser of certain consumer loans originated by our affiliate, CBD, we are subject to various state licensing requirements and certain state consumer protection laws. State regulators may assert that certain state statutes or regulations apply to us or to loans purchased by us from the CBD. State regulators may take actions against us seeking to enforce state statutes and regulations that could adversely affect our business (including reduced loan volume and damage to our reputation), results of operations, financial condition and cash flow.
We may experience reduced availability under the SSLA due to a decreased willingness to lend by our bank group as a result of any formal action by the OCC against the MCB.
We currently fund our operations in large part through bank debt. We cannot guarantee that such financing will be available in the future. Our bank debt is comprised of individual loans from lenders, which are party to our Secured Senior Lending Agreement (the "SSLA"). The SSLA is an uncommitted credit facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. No lender has an obligation to make any additional future loans to us.
As of September 30, 2014, we could request up to $52.8 million in additional funds and remain in compliance with the terms of the SSLA. No lender has a contractual obligation to lend us these additional funds. In addition, we have borrowings of $13.7 million from withdrawing banks who previously participated in our credit facility. If banks party to the SSLA choose not to make loans to us in the future due to any formal action by the OCC against MCB or otherwise, our liquidity may be insufficient to satisfy our capital needs. In such case, we may need to raise capital from other sources. There is no assurance that alternative sources of liquidity will be available to us.
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
Over the past seven years, events in the debt markets and the economy generally have caused significant dislocations, illiquidity and volatility in the domestic and wider global financial markets. The prolonged downturn in the general economy has affected the financial strength of many banks and retailers. Any further economic downturn may adversely affect the financial resources of such. The profitability of our business and our ability to purchase loans currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future. With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some banks in our credit group that may reduce their ability to participate in the credit facility or may cause a decrease in their willingness to lend at the current levels. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources become restricted, we may need to raise capital from other sources. There is no assurance that alternate sources of liquidity will be available to us.
We rely on debt funding to provide us with liquidity, which contains restrictive covenants. These restrictive covenants could have a material adverse effect on our results of operations and financial condition.
We use debt financing to provide us with liquidity. To procure and maintain this financing, we are required to comply with various restrictive covenants. Such covenants may inhibit the way we operate our business and thus have a material adverse effect on our results of operations and financial condition. We may incur additional indebtedness in the future, which may contain more restrictive covenants. The banks that are party to the SSLA may choose not to make loans to us in the future for a default of a restrictive covenant by PFS, regardless of whether we obtain a waiver for the default. In such case, we may need to raise capital from other sources. There is no assurance that alternative sources of liquidity will be available to us.
MCFC is operating under a Memorandum of Understanding.
On February 26, 2009, MCFC entered into a Memorandum of Understanding ("MOU") with its primary federal regulator to address certain concerns reflected in its regulatory report. The MOU requires MCFC through its board of directors to comply with the requirements of the MOU. The MOU is an informal agreement and is not publicly available. The provisions of the MOU restrict MCFC's activities. Non-compliance with the MOU could result in a formal enforcement action. A formal enforcement action could have a material adverse impact on our business, results of operations, financial condition and cash flow and could require us to change our business model.
Worsening general business and economic conditions could have a material adverse effect on our business, financial position, results of operations, and cash flows, and may increase loan defaults and affect the value and liquidity of your investment.
The current economic recovery is fragile and may not be sustainable for any specific period of time, and could slip back into a recession. Our financial performance generally, and in particular the ability of our borrowers to make payments on outstanding loans, is highly dependent upon the business and economic environments in the markets where we operate and in the United States as a whole.
During an economic downturn or recession, credit losses in the financial services industry generally increase and demand for credit products often decreases. Declining asset values, defaults on consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to decrease liquidity. As a result of these factors, some banks and other lenders have suffered significant losses, and the strength and liquidity of many financial institutions worldwide has weakened. Additionally, the costs we incur for loan servicing and collection services may increase as we may have to expend greater time and resources on these activities. Our purchase criteria, policies and procedures, and product offerings may not sufficiently protect our growth and profitability during a sustained period of economic downturn or recession. Any continued or further economic downturn will adversely affect the financial resources of our customers and may result in the inability of our customers to make principal and interest payments on, or refinance, the outstanding debt when due.
Conditions in the marketplace remain historically weak, and there can be no assurance that they will improve in the near term. Should such conditions worsen or continue to remain weak, they may continue to adversely affect the credit quality of our loans.
     A reduction in demand for products and our failure to adapt to such reduction could adversely affect our business and results of operations.
The demand for the products CBD offers may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products, or the availability of competing products. Should CBD fail to adapt to significant changes in customer demand for, or access to, its products, our revenues could decrease significantly and our operations could be harmed. Even if the CBD does make changes to existing products or introduce new products to fulfill customer demand, customers may resist or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and by that time, it may be too late to make further modifications to such products without causing further harm to our business, results of operations, and financial condition.
Controls and procedures may fail or be circumvented.
Controls and procedures are particularly important for purchasing consumer loans and retail installment contracts that we intend to hold until maturity. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
Changes in government priorities may affect military spending, the size of the military, and laws regulating loans to military personnel, and our financial condition and results of operations could suffer as a result.
We purchase and own loans made to active-duty United States military and Department of Defense employees. Changes in priorities may affect the amount that the United States government spends on defense and could cause the size of the United States military to decrease. In such an event, our customer base may suffer a corresponding contraction and our current military customers may face increased difficulties in repaying outstanding obligations. Further, any announced military drawdown, or even the perception by military personnel that a drawdown may in the future occur, may cause an immediate decrease in demand for our and CBD's products. The occurrence of any of these events may have a material adverse impact on our business, financial condition, and results of operations.
In addition, certain federal laws and regulations impose limitations on loans made to active-duty military personnel, active-duty reservists, and members of the National Guard and their immediate families. Further regulation of lending to members of the military and their families will impact our business, results of operations, and financial condition.
The CBD faces intense competition from financial institutions, financial services companies, and other organizations offering products and services similar to those offered by CBD, which could prevent us from sustaining or growing our businesses.
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
Our ability to compete successfully depends on a number of factors, including, among other things:
•the ability to adapt successfully to regulatory and technological changes within the financial services industry generally;
•the ability to develop, maintain, and build upon long-term customer relationships based on top quality service and high ethical standards;
•the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

•the rate at which CBD introduces new products and services relative to our competitors;
•customer satisfaction with our level of service; and
•industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

In addition, in July 2013, the Dodd-Frank Act's three-year moratorium on banks affiliated with non-financial businesses expired. When the Dodd-Frank Act was enacted in 2010, a moratorium was imposed that prohibited the Federal Deposit Insurance Corporation from approving deposit insurance for certain banks controlled by non-financial commercial enterprises. The expiration of the moratorium could result in an increase of traditionally non-financial enterprises entering the banking space, which could increase the number of our competitors. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition and liquidity.

We may be limited in our ability to collect on our loan portfolio, all of which is unsecured.
We contract with CBD to provide collection services pursuant to the LSMS Agreement. Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased loan losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts. In addition, the consumer loans that we hold are not secured by collateral or guaranteed or insured by any third-party, making it more difficult for us to collect on our loan portfolio. Since the loans are unsecured, borrowers may choose to repay obligations under other indebtedness before repaying loans to us because our borrowers have no collateral at risk. Further, given the relatively small size of some of our loans, the costs of collecting a loan may be high relative to the amount of the loan. These factors may increase our loan losses, which would have a material adverse effect on our results of operations and financial condition.
We currently lack product and business diversification; as a result, our revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.
Our primary business activity is purchasing consumer loans and historically retail installment contracts, on a worldwide basis, made primarily to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees. We intend to hold these consumer loans and retail installment contracts until repaid. Thus, any developments, whether regulatory, economic or otherwise, that would hinder, reduce the profitability of or limit our ability to operate on the terms currently conducted would have a direct and adverse impact on our business, profitability and perhaps even our viability. Our current lack of business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many other companies whose operations are more diversified.
We are exposed to credit risk.
Our ability to collect on loans depends on the willingness and repayment ability of our borrowers. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. We cannot be certain that the credit administration personnel, policies, and procedures of the CBD will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.
Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take additional charges to our earnings and adversely impact our financial condition and results of operations.
Management determines our provision for loan losses based upon an analysis of general market conditions, the credit quality of our loan investment portfolio, and the performance of our customers relative to their financial obligations with us. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. The amount of future losses is susceptible to changes in economic, operating, and other conditions, which may be beyond our control, and such losses may exceed our allowance for estimated loan losses. There can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan investment portfolio further deteriorates.
There is a risk of default on the retail installment contracts that we purchased.
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
Our success depends in large part on the retention of our key officers, including: Timothy L. Stanley, our current Chief Executive Officer and Laura V. Stack, our Chief Financial Officer. During the past fiscal year we experienced executive turnover. We had two Chief Executive Officers, Thomas H. Holcom, Jr. who retired on January 2, 2014 and Joseph B. Freeman who resigned effective October 13, 2014. The loss of one or more of our executive officers could have a material adverse impact to us. There is no assurance that we will be able to retain our current key officers or attract additional officers as needed.
Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key officers and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term customer relationships and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have an adverse effect on our business, financial condition and results of operations.
We face risks of interest rate fluctuations, and if we are not able to adequately protect our portfolio from changes in interest rates, our results of operations could be adversely affected and impair our ability to pay interest and principal on the investment notes.
Our earnings are significantly dependent on our net interest income, as we realize income primarily from the difference between the rate of interest we receive on the loans we own and the interest rate we must pay on our outstanding bank debt and investment notes. We may be unable to predict future fluctuations in market interest rates, which are affected by many factors, including inflation, economic growth, employment rates, fiscal and monetary policy and disorder and instability in domestic and foreign financial markets. Sustained, significant increases in market rates could unfavorably impact our liquidity and profitability. Any significant reduction in our profitability would have a material adverse impact on our business, results of operations, financial condition and cash flow. This would also diminish our ability to pay interest and principal on our outstanding investment notes.
Fluctuations in our expenses and other costs may hurt our financial results.
Our expenses and other costs will directly affect our earnings. Many factors can influence the amount of our expenses. As our business develops and changes, additional expenses may arise from regulatory compliance, structural reorganization, and a reevaluation of business strategies. Other factors that can affect the amount of our expenses include those related to legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.
CBD and other historical vendors, from which we purchase consumer loans and retail installment contracts, have in place policies and procedures for underwriting, processing, and servicing loans and retail installment contracts that are subject to potential failure or circumvention, which may lead to greater loan delinquencies and charge-offs.
All of CBD's underwriting activities and credit extension decisions are made at its Nevada branch. CBD trains their employees to make loans that conform to their underwriting standards and our purchase criteria. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management, and customer relations. Although CBD has standardized employee manuals, CBD primarily relies on supervisors to train and supervise employees, rather than centralized or standardized training programs. Therefore, the quality of training and supervision may vary depending upon the amount of time apportioned to training and supervision and individual interpretations of operating policies and procedures. CBD cannot be certain that every loan is made in accordance with its underwriting standards and rules and our purchasing criteria. CBD has in the past experienced some instances of loans extended that varied from its underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced.
 In addition, CBD's underwriting decisions are based on information provided by customers and counterparties, the inaccuracy or incompleteness of which may adversely affect our results of operations. In deciding whether to extend credit or enter into other transactions with customers and counterparties, CBD and retail merchants rely on information furnished to them by or on behalf of customers and counterparties, including financial information. CBD and retail merchants also rely on representations of customers and counterparties as to the accuracy and completeness of that information. Our earnings and our financial condition could be negatively impacted to the extent the information furnished to our vendors by and on behalf of customers and counterparties is not correct or complete.
CBD may modify underwriting and servicing standards and does not have to lend to the traditional customers who meet our business model and lending criteria, which may have a material adverse effect on our business operations, cash flow, results of operations, financial condition and profitability.
We have the exclusive rights to purchase all the loans made to U.S. active-duty military, retired military and U.S. Department of Defense employees that are originated by CBD and that meet our business model, systems and our lending criteria. In addition, we have retained CBD to service all loans we own. However, CBD is not obligated to continue to use these lending criteria or business models indefinitely. CBD does have the right to modify these criteria, systems and models. CBD may also originate for its own account loans that are not deemed to be military loans made in the ordinary course of business as previously conducted by us. If CBD does modify the models significantly, we may not be willing to purchase such loans. No assurance can be given that if CBD does modify the lending criteria and business models and systems that these modifications would be successful, and such modifications may have a material adverse impact on our business, financial condition and results of operations.
A significant portion of CBD's loan customers are active-duty military or federal government employees who could be instructed not to do business with CBD or us, our access to the Government Allotment System could be denied or amended, or the federal government could significantly reduce active-duty forces.
When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level determine that the Company's Internet site to be off limits, we and CBD would be unable to do new business with the potential customers they command or supervise.
Additionally, approximately 38% of our borrowers make their monthly loan payments through the Government Allotment System. The new policy change for the Government Allotment System prevents new allotments to be made after January 1, 2015 to purchase, lease, or rent personal property. If it is determined that this applies to loans that are made to purchase personal property, this policy change is likely to adversely affect our business. Moreover, military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing our credit risk on the loans we own. The federal government also establishes troop levels for our active-duty military customers and we could be adversely affected if these levels were significantly reduced. Without access to sufficient new customers or to the Government Allotment System, CBD may be forced to discontinue lending to the U.S. military and we may be forced to liquidate our portfolio of military loans and retail installment contracts.
Media and public perception of consumer installment loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition.
Consumer advocacy groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict CBD’s products and services. These critics frequently characterize loan products and services as predatory or abusive toward consumers. If this negative characterization of the consumer installment loans we purchase becomes widely accepted by government policymakers or is embodied in legislative, regulatory, policy or litigation developments that adversely affect our ability to continue offering our products and services or the profitability of these products and services, our business, results of operations and financial condition would be materially and adversely affected. Negative perception of our products and services could also result in increased scrutiny from regulators and potential litigants. Such trends could materially adversely affect our business, prospects, results of operations and financial condition.
If a customer leaves the military prior to repaying the military loan, there is an increased risk that the loan will not be repaid.
The terms of repayment on the loans we purchase are generally structured so the entire loan amount is repaid prior to the customer's estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur that result in the loan not being repaid prior to the customer's departure from the military, there is an increased chance that the loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. Further, as military personnel anticipate not being able to reenlist, many may become more financially conservative, potentially resulting in them stopping payment on current loans and/or resulting in a reduction of demand for future loans. As of September 30, 2014, we had approximately $12.5 million, or 4.6% of our total portfolio, from customers who had advised us of their separation from the military prior to repaying their loan. If that amount increases or the number of customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase. This would have a material adverse effect on our business, cash flow, results of operations and financial condition.

The payments we may make to our parent, MCFC, reduces our working capital and could reduce and diminish our ability to pay interest and principal on the investment notes.
 As of September 30, 2014, our sole shareholder, MCFC, owned the outstanding share of our common stock. Accordingly, MCFC is able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the investment notes. The SSLA, among other things, limits the amounts that we can pay to MCFC each year. The SSLA prohibits us from paying MCFC more than $750,000 for strategic planning services, professional services, product identification and branding and service charges. We are also prohibited from paying MCFC more than $1,754,800 in the fiscal year 2014 for the reimbursement of direct allocated amounts for shared services, plus 7% per annum thereafter. Other than the covenants contained in the SSLA, there are no significant contractual limits on the amounts we can pay to our parent or other affiliates.
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
The debt protection feature on loans that we purchase will cancel the outstanding debt of our customer's loan in the event of accidental loss of life or disability for loans originated by CBD with this feature. The debt protection feature includes additional covered events such as unforeseen military discharge, divorce and in certain instances where our customers do not, under no fault of the customer, receive pay ("no-pay-due"). These events trigger payment of the loan as they become due during a customer's disability due to illness or injury, including war-related injuries, and pay the balance in the event of death, including war-related fatalities. Therefore, if a large number of borrowers are injured and disabled in combat, our profitability would be impaired, which could have a material adverse impact on our business, results of operations, financial condition and cash flow and may impair our ability to pay interest and principal on our outstanding investment notes.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. We depend in part upon our ability to address the needs of our customers by using technology to provide products and services that satisfy their operational needs. Many of our competitors have substantially greater resources to invest in technological improvements and third-party support. There can be no assurance that we will continue to effectively implement new technology-driven products and services or successfully market these products and services to our customers. For example, in an effort to further enhance our information technology capabilities, we have entered into an agreement to convert to a new loan origination and servicing platform with FIS. Converting to a new lending platform will cause us to incur a significant expenditure, and if the conversion is unsuccessful, our business, financial condition, and results of operations may be adversely affected.
Failure of third-party systems on which we rely could adversely affect our business.
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
If our arrangement with any third-party is terminated, we may not be able to find an alternative source of systems to support our needs on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations.

Security breaches, cyber-attacks, interruption of our information systems or fraudulent activity could result in damage to our operations or lead to reputational damage.
Security breaches or cyber-attacks with respect to our or CBD's facilities, computer networks, and databases could cause harm to our business and reputation and result in a loss of customers. We have instituted security measures to protect our systems and to assure our customers that these systems are secure. However, we may still be vulnerable to theft and unauthorized entry to our facilities, computer viruses, attacks by hackers, or similar disruptive problems. Our third-party contractors and vendors also may experience security breaches involving the storage and transmission of proprietary and customer information. If unauthorized persons gain access to our databases, they may be able to steal, publish, delete, or modify confidential and customer information (including personal financial information) that is stored or transmitted on our networks. If a third-party were to misappropriate this information, we potentially could be subject to both private and public legal actions, as we are subject to extensive laws and regulations concerning our use and safeguarding of this information. Any security or privacy breach could adversely affect our business, financial condition, and results of operations, including in the following ways:
•deterring customers from using our products and services;
•decreasing our revenue and income as a result of system downtime caused by a breach or attack;
•deterring third-parties (such as other financial institutions) from supplying us with information or entering into relationships with us;
•harming our reputation generally and in the markets we serve;
•exposing us to financial liability, legal proceedings (such as class action lawsuits), or regulatory action; or
•increasing our operating expenses to respond to and correct problems caused by any breach of security, including in connection with potential legal proceedings or responding to regulatory action.
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

ITEM 2.                                                PROPERTIES

As of September 30, 2014, we did not own or lease any real property.

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

PART II

ITEM 5.                                               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our outstanding common stock is held by MCFC and, accordingly, there is no established public trading market for it.  We have not sold or repurchased any of our common stock since our acquisition by MCFC.  During fiscal 2014 and fiscal 2013, we declared and paid dividends to MCFC in the amount of $3.2 million and $24.6 million, respectively.  Our ability to pay dividends is limited by the terms and conditions of the SSLA.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Indebtedness — Bank Debt.”

ITEM 6.                                                SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this Report and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The data is as of and for the five fiscal years ended September 30, 2014, 2013, 2012, 2011 and 2010.

	As of and for the Years Ended September 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Consolidated balance sheet data:
Gross finance receivables	$268,522	$364,198	$396,803	$405,234	$387,041
Allowance for credit losses	(31,850)	(31,400)	(29,000)	(25,396)	(24,496)
Total assets	268,306	380,984	403,479	397,328	399,104
Senior indebtedness:
Revolving credit line - banks	—	19,240	19,450	—	21,373
Amortizing term notes	127,777	187,582	186,231	214,491	210,668
Junior indebtedness:
Investment notes	54,773	63,908	67,428	59,725	40,028
Subordinated debt - parent	—	—	—	—	11,900
Total stockholder’s equity	63,150	104,672	119,935	114,737	106,532
Consolidated statement of operations data:
Revenue:
Interest income and fees	92,316	109,769	113,249	114,121	105,460
Interest expense	15,639	18,276	19,251	19,203	18,019
Net interest income before provision for credit losses	76,677	91,493	93,998	94,918	87,441
Provision for credit losses	35,690	36,424	34,617	25,566	22,433
Net interest income	40,987	55,069	59,381	69,352	65,008
Net non-interest income	1,354	1,939	4,809	7,367	6,296
Non-interest expense (2)	84,795	43,309	46,119	48,091	45,521
(Loss)/income before income taxes	(42,454)	13,699	18,071	28,628	25,783
(Benefit)/Provision for income taxes	(4,172)	4,294	6,044	11,524	9,221
Net (loss)/income	$(38,282)	$9,405	$12,027	$17,104	$16,562

Net income per share:
Basic and diluted	$(38,282)	$9,405	$12,027	$17,104	$16,562
Cash dividends per common share (1)	$3,231	$24,618	$6,773	$8,845	$10,561

(1) Number of shares outstanding is one.
(2) Includes $31.5 million goodwill impairment charge for fiscal year 2014.

ITEM 7.                                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We purchase consumer loans made primarily to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  Our largest source of military loans is CBD, an affiliate who originates direct military loans via the Internet.  Military personnel use these loan proceeds to purchase goods and services.

Our LSMS Agreement with CBD outlines the terms of the sale and servicing of these loans.  We also historically purchased retail installment contracts from retail merchants that sold consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  However, we terminated the purchasing of finance receivables from retail merchants on March 31, 2014. We plan to hold the military loans and retail installment contracts until repaid.

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months.  During fiscal year 2014, the average size of a loan when acquired was $3,215.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the quality of finance receivables we are able to acquire from CBD and upon the business and economic environments in the markets where we operate and in the United States as a whole.

On September 26, 2014, the Board adopted and approved a voluntary Remediation Action Plan (the “Plan”) developed in cooperation with CBD to address certain issues identified by the OCC with respect to certain loans and related products that were originated by CBD to certain customers that were later sold to the Company or its subsidiaries.  The Plan provides a framework for carrying out, monitoring and assessing the provision of approximately $13.5 million in payments, credit balance, and other account adjustments to those customers whose loans are now held by the Company or its subsidiaries.  An additional $1.0 million was accrued to the remediation payable for estimated administration costs. The Company began implementation of the Plan in October 2014 and deposited approximately $8.4 million, or 110% of its cash remediation obligation, into an account to be administered by an external independent consulting firm. The Company received a $9.0 million capital infusion from MCFC in October 2014 prior to funding the $8.4 million cash remediation obligation.  The Company will continue to fund the remediation payable and its share of the administration expenses and all other related costs and expenses from capital contributions from MCFC, the Company's parent.

Our annual goodwill impairment test as of September 30, 2014, determined that the implied fair value of goodwill was less than the carrying value, resulting in an impairment charge of $31.5 million for the year ended September 30, 2014. The impairment charge was the result of a decline in future projected earnings due to changes in CBD's underwriting criteria and other operational changes. An impairment charge of $2.6 million was also recorded for the year ended September 30, 2014 for the carrying value of amortizable intangible assets.

Sources of Income

We generate revenues primarily from interest income earned on the military loans purchased from CBD and retail installment contracts purchased from retail merchants. We also earn revenues from debt protection fees. For purposes of the following discussion, “revenues” means the sum of our interest income and debt protection premiums and fees.

Interest income and fees.  Interest income and fees consists of interest and origination revenue earned on the military loans and retail installment contracts we own (referred to throughout individually as “loan” or collectively as “loans” or “finance receivables”).  Our interest revenue is based on the risk adjusted interest rates charged customers for loans that we purchase.  Interest rates vary by loan and are based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated.  Our interest income and fees comprised approximately 98.6% of our total revenues in fiscal 2014.

Non-interest income, net.  Non-interest income, net consists of revenue from debt protection income and related expenses.  Debt protection income and related expenses comprised approximately 1.4% of our total revenues in fiscal 2014.

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts purchased from our network of retail merchants. The following table sets forth certain information about the components of our finance receivables as of the end of the years presented:

	As of and for the Years Ended September 30,
	2014	2013	2012

Finance receivables:
Total finance receivables balance	$268,521,634	$364,197,688	$396,803,008
Average note balance	$2,704	$2,817	$2,767
Total interest income and fees	$92,315,901	$109,769,658	$113,249,059
Total number of notes	99,313	129,305	143,419

Military loans:
Total military receivables	$263,674,895	$348,544,188	$369,361,165
Percent of total finance receivables	98.20%	95.70%	93.08%
Average note balance	$2,767	$2,956	$2,949
Number of notes	95,280	117,900	125,267

Retail installment contracts:
Total retail installment contract receivables	$4,846,739	$15,653,500	$27,441,843
Percent of total finance receivables	1.80%	4.30%	6.92%
Average note balance	$1,202	$1,373	$1,512
Number of notes	4,033	11,405	18,152

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds.  Some states and federal statutes regulate the interest rates that may be charged to our customers.  In addition, competitive market conditions also impact interest rates.

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

The following table presents a three-year history of data relating to our net interest margin as of and for the fiscal years presented.

	As of and for the Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)

Total finance receivables balance	$268,522	$364,198	$396,803
Average total finance receivables (1)	311,055	374,328	397,901
Average interest bearing liabilities (1)	221,604	261,660	272,719
Total interest income and fees	92,316	109,770	113,249
Total interest expense	15,639	18,276	19,251

(1)  Averages are computed using month-end balances.

Results of Operations

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013.

Total Finance Receivables.  Our aggregate finance receivables decreased 26.3% to $268.5 million on September 30, 2014 from $364.2 million on September 30, 2013 due to lower demand for military loans, the closure of CBD loan production offices in October 2013, the cessation of purchasing retail installment contracts on March 31, 2014, a decline in customers purchasing the debt protection feature and underwriting changes made by CBD.  Demand has been impacted by the fragile state of the United States’ economic recovery and uncertainty amongst our military customers regarding the future size of the United States military.  Our primary supplier of loans, CBD, saw a $159.2 million or 40.9% decrease in military loan originations during fiscal 2014 from $389.0 million during fiscal 2013.  Our acquisition of retail installment contracts decreased during fiscal 2014 by $10.9 million or 86.7% compared to fiscal 2013. Our aggregate average finance receivables decreased during this period to $311.1 million in fiscal 2014 from $374.3 million in fiscal 2013, a decrease of $63.2 million or 16.9%.

Total Interest Income and Fees.  Total interest income and fees in fiscal 2014 represented 98.6% of our revenue compared to 98.3% in fiscal 2013.  Interest income and fees decreased to $92.3 million from $109.8 million in fiscal 2014, a decrease of $17.5 million or 15.9%.  This decrease is primarily due to the 42.3% overall decline in originations from fiscal 2013 and an overall decrease in aggregate average finance receivables of 16.9%.

Interest Expense.  Interest expense in fiscal 2014, decreased to $15.6 million from $18.3 million in fiscal 2013, a decrease of $2.7 million or 14.8%.  This decrease is primarily due to a decrease in average interest bearing liabilities of $40.1 million or 15.3%.  Our junior subordinated investment notes decreased to $54.8 million at September 30, 2014 compared to $63.9 million at September 30, 2013.  The weighted-average interest rate of our junior subordinated investment notes was 9.23% at September 30, 2014 compared to 6.09% for our amortizing term notes at September 30, 2014.  The weighted-average interest rates for the junior subordinated investment notes and amortizing term notes at September 30, 2013 were 9.15% and 6.11%, respectively.

Provision for Credit Losses.  The provision for credit losses decreased to $35.7 million in fiscal 2014 from $36.4 million in fiscal 2013, a decrease of $0.7 million or 1.9%.  Net charge-offs increased to $35.2 million in fiscal 2014 compared to $34.0 million in fiscal 2013, an increase of $1.2 million or 3.5%.  The net charge-off ratio increased to 11.3% in fiscal 2014 compared to 9.1% in fiscal 2013.  Our increase in net charge-offs in fiscal 2014 compared to fiscal 2013, was due primarily to an increase in customers who separated from the military prior to repaying their loan.  See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims benefit expenses and third-party commissions.  Debt protection revenue totaled $3.0 million in fiscal 2014 compared to $5.7 million in fiscal 2013, a decrease of $2.7 million or 47.4%.  Claims benefit expenses decreased to $1.3 million in fiscal 2014 compared to $3.3 million in fiscal 2013, a decrease of $2.0 million or 60.6%.  The decline in debt protection revenue and claims benefit expenses is due primarily to a 40.9% decrease in military originations and a reduction in the number of customers purchasing the feature.

Other Revenue.  The $0.1 million decline in other revenue from fiscal 2013, to fiscal 2014 is due primarily to a decrease in investment income. Total investments declined $1.4 million from September 30, 2013 to September 30, 2014.

Non-Interest Expense.  Non-interest expense in fiscal 2014 increased to $84.8 million compared to $43.3 million in fiscal 2013, an increase of $41.5 million or 95.8%.  The increase included a $34.0 million goodwill and intangibles impairment charge in fiscal 2014 due to the Company's annual fiscal year goodwill impairment test. A decline in future projected earnings due to CBD's underwriting changes and other operational changes resulted in an implied fair value of goodwill that exceeded its carrying value. See "Note 5 Goodwill and Intangibles" for further discussion. Non-interest expense in fiscal 2014 also included $14.5 million for remediation expense. The Company adopted a voluntary remediation plan to address certain issues identified by the OCC with respect to certain loans and related products that were originated by CBD to certain customers that were later sold to the Company or its subsidiaries. See further discussion in "Note 9: Remediation." Non-interest expense included an $8.8 million decrease in management and record keeping services, which is the result of a 16.9% decline in average finance receivables and a reduced monthly servicing fee under the amended and restated LSMS Agreement.

Provision for Income Taxes.  The Company’s effective tax rate was 9.8% in fiscal 2014 compared to 31.4% in fiscal 2013.  This decrease is primarily due to the goodwill impairment reducing the tax benefit recorded in fiscal 2014 by $11 million, or 26%. This is offset by the recording of $0.6 million in fiscal 2013 from favorable state audit settlements and the redetermination of state apportionment factors related to previously filed state tax returns.  See further discussion in "Note 7: Income Taxes."

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

Interest Expense.  Interest expense in fiscal 2013 decreased to $18.3 million from $19.3 million in fiscal 2012, a decrease of $1.0 million or 5.2%.  This decrease is primarily due to a decrease in average interest bearing liabilities of $11.1 million or 4.1%.  Our junior subordinated investment notes decreased to $63.9 million at September 30, 2013 compared to $67.4 million at September 30, 2012.  The weighted-average interest rate of our junior subordinated investment notes was 9.15% at September 30, 2013 compared to 6.11% for our amortizing term notes at September 30, 2013.  The weighted-average interest rates for the junior subordinated investment notes and amortizing term notes at September 30, 2012 were 9.06% and 6.25%, respectively.

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

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims benefit expenses and third-party commissions.  Debt protection revenue totaled $5.7 million in fiscal 2013 compared to $8.3 million in fiscal 2012, a decrease of $2.6 million or 31.3%.  The decline in debt protection revenue is due primarily to a reduction in the number of customers purchasing the feature.  Claims benefit expenses increased to $3.3 million in fiscal 2013 compared to $2.9 million in fiscal 2012, an increase of $0.4 million or 13.8%.  The increase in claims benefit expenses is due to continued loss development for covered benefits.

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

Provision for Income Taxes.  The Company’s effective tax rate was 31.4% in fiscal 2013 compared to 33.5% in fiscal 2012.  This decrease is primarily due to the recording of $0.6 million in fiscal 2013 from favorable state audit settlements and the redetermination of state apportionment factors related to previously filed state tax returns.  A $0.2 million net decrease in uncertain tax positions (“UTP”) was also recorded in fiscal 2013 versus a $0.5 million net decrease in UTP being recorded in fiscal 2012.  These reserve adjustments relate to the expiration of tax statutes of limitations.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal 2014 or 2013 that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal.  Our servicer, CBD, under our supervision, analyzes our delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days after the last full payment.  The decline in recency delinquent balances, 60 days or more past due, for fiscal 2014 is due primarily to the $95.7 million decline in the total finance receivables balance. As of September 30, 2014 and September 30, 2013, we had approximately $5.4 million and $7.5 million in recency delinquent loans, 60 days or more past due, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  See “Non-performing Assets.” below.

The following table sets forth the three-year history of our recency delinquency experience for accounts of which payments are 60 days or more past due.

	As of and for the Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)

Total finance receivables	$268,522	$364,198	$396,803
Total finance receivables balances 60 days or more past due	14,830	17,066	15,227
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	5.52%	4.69%	3.84%

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

Military Loans.  Our charge-off policy is to charge-off military loans at 180 days recency past due and greater than 30 days contractually past due.  From time to time, our customers remit several loan payments in advance of the payment due date, where the loan is contractually current, but recency past due. Charge-offs can occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for CBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans.

The following table shows a three-year historical picture of net charge-offs on military loans and net charge-offs as a percentage of military loans:

	As of and for the Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Military loans:
Military loans charged-off	$37,236	$35,562	$32,611
Less recoveries	4,048	3,393	3,125
Net charge-offs	$33,188	$32,169	$29,486
Average military receivables (1)	$301,861	$351,674	$366,816
Percentage of net charge-offs to average military receivables	10.99%	9.15%	8.04%

(1) Averages are computed using month-end balances.

Retail Installment Contracts.  Under many of our arrangements with retail merchants, we may withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased.  The amounts withheld from a particular retail merchant are recorded in a specific reserve account.  As of September 30, 2014, the aggregate amount of retail merchant reserves totaled $0.4 million, a decrease of $0.1 million, or 20.0%, from the same period last year.  The decrease is due to the cessation of purchasing retail installment contracts directly from the retail merchant network on March 31, 2014 and utilization of the retail merchant reserves for non-performing contracts.  This represents a 4.0% reserve as a percentage of average retail installment contract receivables.  Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its reserve account.  Upon the retail merchant’s request, and no more often than annually, we will pay the retail merchant the amount by which its reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant.

Our allowance for credit losses is utilized to the extent that the loss on any individual retail installment contract exceeds the retail merchant’s aggregate reserve account at the time of the loss.

The following table shows a three-year historical picture of net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts:

	As of and for the Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$2,588	$2,353	$1,923
Less recoveries	536	498	396
Net charge-offs	$2,052	$1,855	$1,527
Average retail installment contract receivables (1)	$9,194	$22,654	$31,085
Percentage of net charge-offs to average retail installment contract receivables	22.32%	8.19%	4.91%

(1) Averages are computed using month-end balances.

Former Military.  As of September 30, 2014 and September 30, 2013, we had approximately $12.5 million, or 4.6% of our total portfolio, and $12.5 million, or 3.4% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  See “Non-performing Assets.” below.

Our net charge-offs as a percentage of average finance receivables has increased due primarily to the $49.8 million decline in the average military receivables balance. Military loan net charge-offs, from customers who had advised us of their separation from the military, were $19.7 million and represented 59.3% of net charge-offs in fiscal 2014 compared to $20.4 million and 59.9% in fiscal 2013.  Unemployment after the customer’s separation from the military and a subsequent halt in loan payments has contributed to higher delinquencies and net charge-offs.  Our allowance for credit losses on military loans increased $0.4 million to $30.5 million at September 30, 2014 compared to $30.1 million at September 30, 2013 due primarily to the $1.0 million increase in net-charge offs.

Allowance for Credit Losses.  The following table sets forth the three-year history of our allowance for credit losses:

	As of and for the Years Ended September 30,
000	2014	2013	2012
	(dollars in thousands)

Average total finance receivables (1)	$311,055	$374,328	$397,901
Provision for credit losses	35,690	36,424	34,617
Net charge-offs	35,240	34,024	31,013
Net charge-offs as a percentage of average total finance receivables	11.33%	9.09%	7.79%
Allowance for credit losses	$31,850	$31,400	$29,000
Allowance as a percentage of average total finance receivables	10.24%	8.39%	7.29%

(1) Averages are computed using month-end balances.

The allowance for credit losses in fiscal 2014 increased to $31.9 million from $31.4 million at the end of fiscal 2013 and was due primarily to the increase in net charge-offs.  See further discussion in “Credit Loss Experience and Provision for Credit Losses."

The following table sets forth the three year history of the roll-forward of our allowance for credit losses:

	As of and for the Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)

Balance, beginning of year	$31,400	$29,000	$25,396
Finance receivables charged-off	39,824	37,915	34,534
Less recoveries	4,584	3,891	3,521
Net charge-offs	35,240	34,024	31,013
Provision for credit losses	35,690	36,424	34,617
Balance, end of year	$31,850	$31,400	$29,000

Non-performing Assets

The accrual of interest income is suspended when three full (95% of the contracted payment amount) payments have not been received and the loan is 90 days contractually past due. Non-performing assets represent those finance receivables where the accrual of interest income has been suspended. Prior to September 30, 2014, the Company stopped accruing interest on finance receivables when a payment had not been received for 90 days, on a recency basis, and the interest due exceeded an amount equal to 60 days of interest charges. As of September 30, 2014, we had $16.2 million in military loans and $1.1 million in retail installment contracts that were non-performing loans compared to $11.2 million in military loans and $1.1 million in retail installment contracts that were non-performing loans as of September 30, 2013.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD to increase its originations for our future growth.  In connection with purchasing the loans, we pay CBD a fee in the amount of $30.00 for each military consumer loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  For fiscal 2014, loans purchased from CBD and retail merchants decreased to $231.5 million from $401.6 million in fiscal 2013, a decrease of $170.1 million or 42.3%.  The primary reason for this decrease is due to lower than expected demand for military loans, the closure of CBD loan production offices in October 2013, the cessation of purchasing retail installment contracts on March 31, 2014, a decline in customers purchasing the debt protection product and underwriting changes made by CBD.

The following table sets forth the three-year history of overall purchases of military loans and retail installment contracts, including those refinanced:

	For the Years Ended September 30,
	2014	2013	2012

Total loans acquired:
Gross balance	$231,531,496	$401,605,228	$423,763,549
Number of finance receivable notes	72,008	119,042	120,931
Average note amount	$3,215	$3,374	$3,504

Military loans:
Gross balance	$229,858,212	$389,045,683	$398,285,584
Number of finance receivable notes	71,404	113,374	109,218
Average note amount	$3,219	$3,432	$3,647

Retail installment contracts:
Gross balance	$1,673,284	$12,559,545	$25,477,965
Number of finance receivable notes	604	5,668	11,713
Average note amount	$2,770	$2,216	$2,175

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and operations, and the cash generated from loan repayments and operations.  Cash provided by investing activities in fiscal 2014 was approximately $56.4 million and cash used in financing activities was $94.0 million, which was funded from operating activities of $43.4 million.  Cash used in investing activities in fiscal 2013 was approximately $9.5 million and cash used in financing activities was $29.5 million, which was funded from $38.8 million of cash from operating activities.

The majority of our liquidity requirements are secured by our funding through the SSLA. Additional sources of funds may be generated through our sales of investment notes and borrowings with MCFC.  Our available credit facility decreased $21.9 million in fiscal 2014 due primarily to one bank that withdrew from the SSLA.  In addition, we must repay borrowings of $13.7 million from withdrawing banks who previously participated in the SSLA.  Further, we have decreased our investment notes to $54.8 million in 2014 from $63.9 million in 2013, a decrease of $9.1 million or 14.2%.

We keep our SSLA lenders informed of any material developments with PFS and MCB regulators. Our SSLA lenders have been informed that MCB has reviewed and responded to letters from the OCC regarding certain former business practices of the CBD that the OCC believes may have violated Section 5 of the Federal Trade Commission Act of 1914, as amended. MCB responded to the OCC that it does not believe the business practices rose to the level of a violation of law, and to date, the OCC has not taken further action in connection with this matter.

Our lenders have also been informed that in May 2012 and April 2013, as part of its scheduled exams of MCB, the OCC posed questions regarding compliance with consumer protection laws.  MCB timely responded to those questions.  Based on its review of the responsive information, the OCC sent a letter to MCB, dated February 28, 2014, requesting additional information regarding compliance matters and asserting potential violations of the Equal Credit Opportunity Act, and its implementing regulations at Regulation B, with respect to CBD's lending practices and the use of rank in pricing.  The letter sought additional information to enable the OCC to determine what, if any, action might be taken. In March 2014, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law, and to date, the OCC has not taken further action in connection with this matter. See “Item 1A. Risk Factors.”

On September 26, 2014, our Board adopted and approved a voluntary Remediation Action Plan (the "Plan") developed in cooperation with MCB to address certain issues identified by the OCC with respect to certain loans and related products that were originated by MCB to certain customers that were later sold to us or our subsidiaries.  On December 17, 2014, the OCC discussed the status of the Plan with MCB's management.  The OCC reviewed the Plan and MCB's management has received no supervisory objections from the OCC to the Plan as presented and management continues to implement the Plan.

Furthermore, we informed our lenders that on February 21, 2014, we received a CID from the CFPB. The CID states that “the purpose of this investigation is to determine whether lenders, loan servicers or other unnamed persons have engaged or are engaging in unlawful acts or practices in connection with the marketing, sale, servicing and collection of loans in violation of Sections 1031 and 1036 of the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act, 12 U.S.C. §§ 5531 and 5536, the Fair Credit Reporting Act, 15 U.S.C. § 1681, its implementing regulation, or any other federal consumer financial law. The purpose of this investigation is also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.”

The CID contains broad requests for production of documents and answers to interrogatories related to our products and services, marketing, servicing and collection of loans, our agreements with the CBD and numerous other aspects of our business. We evaluated the CID and provided the information requested to the CFPB. We believe our marketing, sales, servicing and collection practices are lawful. See “Item 1A. Risk Factors.”

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

Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in any future fundings at any time without penalty.  As of September 30, 2014, we could request up to $52.8 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

 As of September 30, 2014, the lenders have indicated a willingness to participate in fundings up to an aggregate of $261.7 million during the next 12 months, including $127.8 million which is currently outstanding.  In addition, we have borrowings of $13.7 million which need to be repaid from withdrawing banks who had previously participated in the SSLA. In November 2014, two lenders notified us that they were withdrawing from future fundings under the SSLA. Outstanding borrowings from the two additional withdrawing banks were $10.3 million as of September 30, 2014.

Our SSLA allows additional banks to become parties to the SSLA under a modified non-voting role. We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of September 30, 2014, we had 15 non-voting banks with an outstanding principal balance of $4.5 million.

The aggregate notional balance outstanding under amortizing notes was $127.8 million and $187.6 million at September 30, 2014 and 2013, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued. The interest rate for notes created after June 12, 2009 and before June 21, 2013 may not be less than 6.25%; prior to June 12, 2009 the interest rate was variable.  The interest rate for notes created after June 21, 2013 may not be less than 5.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  There were 320 and 349 amortizing term notes outstanding at September 30, 2014 and 2013, respectively, with a weighted-average interest rate of 6.09% and 6.11%, respectively.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  We paid our lenders $0.6 million in uncommitted availability fees in both fiscal 2014 and 2013.

Advances outstanding under the revolving credit line were zero and $19.2 million at September 30, 2014 and September 30, 2013, respectively.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.

Substantially all of our assets secure this debt under the SSLA. The SSLA also limits, among other things, our ability to: (1) incur additional debt from the lenders beyond that allowed by specific financial ratios and tests; (2) borrow or incur other additional debt except as permitted in the SSLA; (3) pledge assets; (4) pay dividends; (5) consummate certain asset sales and dispositions; (6) merge, consolidate or enter into a business combination with any other person; (7) pay fees to MCFC each year except as provided in the SSLA; (8) purchase, redeem, retire or otherwise acquire any of our outstanding equity interests; (9) issue additional equity interests; (10) guarantee the debt of others without reasonable compensation and only in the ordinary course of business; or (11) enter into agreements with our affiliates.

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net receivables, unless otherwise required by U.S. Generally Accepted Accounting Principles (“U.S. GAAP”); (2) limit our senior indebtedness as of the end of each quarter to not greater than three and one half times our tangible net worth; (3) maintain a positive net income in each fiscal year; (4) limit our senior indebtedness as of the end of each quarter to not greater than 70% of our consolidated receivables; and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008. Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required may be distributed as a dividend.

On May 5, 2014, the Company entered into the thirty-seventh amendment to the SSLA.  The thirty-seventh amendment was effective on May 5, 2014 and changed two financial covenant ratios under the existing SSLA.  The new financial covenant ratios require us to: (1) limit our senior indebtedness as of the end of each quarter to not be greater than three and a half times our tangible net worth; and (2) limit our senior indebtedness to not be greater than 70% of our consolidated net finance receivables at any time after the effective date.

On August 15, 2014, Company entered into the thirty-eighth amendment to the SSLA. The thirty-eighth amendment approves and consents to: (1) the Company's elimination over time of its existing loan origination and servicing system and its implementation of the FIS platform and (2) the execution of any servicing, finance agreements or contractual obligations necessary to accomplish such usage of the FIS platform by the Company and such action shall not be deemed to result in the violation of any covenant, representation or agreement contained in the SSLA. The thirty-eighth amendment also acknowledges and agrees that the Company's net loss for fiscal 2014 shall not be deemed to violate any covenants, representations or agreements contained in the SSLA. Under the thirty-eighth amendment, the SSLA lenders also consented and approved the Company's declaration and payment of the regular dividends due for the third quarter and fourth quarter of the 2014 fiscal year.

On October 24, 2014, the Company entered into an agreement with its lenders listed under the SSLA, which provided for a temporary waiver of certain events of default occurring under sections 6.16, 7.6, 10.10 and 10.16 of the SSLA. The events of default are the result of the resignation of Joseph B. Freeman, the Company's former Chief Executive Officer, and from the Company's failure to have positive net income during the fiscal year ending September 30, 2014. The waiver expires on November 18, 2014.

On November 17, 2014, the Company entered into the thirty-ninth amendment to the SSLA. The thirty-ninth amendment included the addition of newly defined terms and their definitions to the SSLA, acknowledgment by the lenders of the voluntary remediation plan to address regulatory matters identified by the OCC and waivers for events of default. The thirty-ninth amendment: (1) was deemed to constitute adequate and timely notice to the Agent and the lenders of the voluntary remediation plan, events and occurrences described in the amendment as required by Section 6.11 of the SSLA, (2) waived the right to declare an Event of Default as the result of the breach of (i) Section 6.16 of the SSLA, which related to the Company’s operation of the businesses in a prudent, efficient and profitable manner consistent with past practices, as a result of the events described in the thirty-ninth amendment, (ii) Section 7.6 of the SSLA for the fiscal year ended September 30, 2014, which required the Company not have negative consolidated net income for any fiscal year end, (iii) Section 10.10 of the SSLA, as a result of the "Change of Control" caused by Joe Freeman's resignation as President and Chief Executive Officer of the Company and (iv) Section 10.16 of the SSLA, which related to the Company’s suffering a "Material Adverse Effect" (defined as $500,000 or more), as a result of the Company’s failure to have positive net income for the fiscal year ending September 30, 2014.

We may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $750,000 plus reimbursable expenses.  Such amount may be increased on each anniversary of the SSLA by the percentage increase in the CPI published by the United States Bureau of Labor for the calendar year then most recently ended.  Payments we make to MCFC for the reimbursement of direct expense allocations are limited to an annual maximum of $1,754,800 for fiscal year 2014, plus 7% per annum thereafter. The breach of any of these covenants could result in a default under the SSLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable.  As of September 30, 2014, we were in compliance, or obtained a waiver, for all loan covenants.

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

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty.  MCFC guaranteed the Senior Debt in accordance with the terms of the Unlimited Continuing Guaranty.  Under the Unlimited Continuing Guaranty, MCFC also agreed to indemnify the lenders and the Agent for all reasonable costs and expenses (including reasonable fees of counsel) incurred by the lenders or the Agent for payments made under the Senior Debt that are rescinded or must be repaid by lenders to us.  If MCFC is required to satisfy any of borrowers’ obligations under the Senior Debt, the lenders and the Agent will assign without recourse the related Senior Debt to MCFC.

Concurrently, in connection with the execution of the SSLA, MCFC entered into a Negative Pledge Agreement in favor of the Agent.  Under the Negative Pledge Agreement, MCFC represented that it will not pledge, sell, assign or transfer its ownership of all or any part of our issued and outstanding capital stock and will not otherwise or further encumber any of such capital stock beyond the currently existing negative pledge thereof in favor of Branch Banking and Trust Company (“BB&T”).  Once the pledge of our capital stock to BB&T is terminated, MCFC will pledge all of our capital stock to the Agent for the benefit of the lenders to secure payment of all Senior Debt.

The following table sets forth a three-year history of the total borrowings and availability under the SSLA and the former SLA:

	As of and for the Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Revolving credit line:
Total facility	$37,750	$43,250	$45,250
Balance at end of period	—	19,240	19,450
Maximum available credit(1)	37,750	24,010	25,800

Term notes:(2)
Voting banks	$205,750	$233,750	$251,750
Withdrawing banks	13,658	15,119	16,500
Non-voting banks	4,504	16,788	28,785
Total facility	$223,912	$265,657	$297,035
Balance at end of period	127,777	187,582	186,231
Maximum available credit(1)	96,135	78,075	110,804

Total revolving and term notes:(2)
Voting banks	$243,500	$277,000	$297,000
Withdrawing banks	13,658	15,119	16,500
Non-voting banks	4,504	16,788	28,785
Total facility	$261,662	$308,907	$342,285
Balance, end of period	127,777	206,822	205,681
Maximum available credit(1)	133,885	102,085	136,604
Credit facility available(3)	52,793	74,680	102,715
Percent utilization of voting banks	45.0%	63.1%	65.4%
Percent utilization of the total facility	48.8%	67.0%	60.1%

(1)Maximum available credit assumes proceeds in excess of the amounts shown below under “Credit facility available” are used to increase qualifying finance receivables and all terms of the SSLA are met, including maintaining a senior indebtedness to consolidated net receivable ratio of not more than 70.0% as of September 30, 2014 and 80.0% as of September 30, 2013 and 2012.
(2) Includes 48-month amortizing term notes.
(3) Credit facility available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net notes receivable ratio of 70.0% as of September 30, 2014 and 80.0% as of September 30, 2013 and 2012.

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of MCFC and is due upon demand.  The maximum principal balance of this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater. As of September 30, 2014, and 2013, the outstanding balance under this facility was zero.

Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days' written notice. On January 23, 2014, the SEC declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2014 Registration Statement”).  Pursuant to this 2014 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2015, unless terminated earlier at our discretion. As of September 30, 2014, we had outstanding $54.8 million (with accrued interest), of which $28.3 million is from our recent offering.  These notes had a weighted-average interest rate of 9.23% as of September 30, 2014.

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

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates.  A significant and sustained increase in interest rates could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on military loans and retail installment contracts and interest rates paid under our SSLA and investment notes.  Inflation also may negatively affect our operating expenses.  With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some lenders in our credit group that may reduce their ability to participate in the credit or may cause a decrease in their willingness to lend at the current levels.  In addition, we have borrowings of $13.7 million from withdrawing banks who previously participated in the SSLA.  See “Liquidity and Capital Resources.”

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

We utilize a statistical model that incorporates historical factors to forecast probable losses or credit risk trends to determine the appropriate amount of allowance for credit losses.

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

Under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other, goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable.  A two-step impairment test is performed on goodwill. We have one reporting unit. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If upon completing the second step of the impairment test the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

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

Management engaged a third-party valuation specialist to assist with the annual goodwill impairment test. Our annual goodwill impairment test as of September 30, 2014, indicated that the second step of the impairment test was necessary. After performing the second step, it was determined that the implied fair value of goodwill was less than the carrying value, resulting in an impairment charge of $31.5 million for the year ended September 30, 2014. The impairment charge was the result of a decline in future projected earnings due to changes in CBD's underwriting criteria and other operational changes. An impairment charge of $2.6 million was also recorded for the year ended September 30, 2014 for the carrying value of amortizable intangible assets.

Contractual Obligations

We have the following payment obligations under current financing arrangements as of September 30, 2014:

		Payments Due By Period
Contractual obligations:	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in thousands)
Debt	$182,431	$78,294	$87,104	$663	$16,370
Interest on debt (1)	12,826	5,255	5,999	61	1,511
FIS system implementation	2,215	2,215	—	—	—
Total contractual cash obligations	$197,472	$85,764	$93,103	$724	$17,881

(1)	Interest on long term debt is calculated using the weighted-average interest rate of 6.09% for amortizing term notes and 9.23% for investment notes as of September 30, 2014.

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in limited circumstances. The standard is effective for public entities for reporting periods beginning after December 15, 2013. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the topic. The guidance requires an entity to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities for fiscal years and interim periods beginning December 15, 2016. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving credit lines bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 4.00% in accordance with our SSLA.  The prime rate as of September 30, 2014 was 3.25%.  In order for any impact to occur, the prime rate will need to increase more than 75 basis points.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 5.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of September 30, 2014 was 1.34%.  In order for any impact to occur, the 90 day moving average rate of treasury notes would need to increase by 121 basis points.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014, 2013 and 2012

(WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT THEREON)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholder of Pioneer Financial Services, Inc.
Pioneer Financial Services, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for the three years ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pioneer Financial Services, Inc. as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Minneapolis, MN
December 22, 2014

PIONEER FINANCIAL SERVICES, INC.
 CONSOLIDATED BALANCE SHEETS
 SEPTEMBER 30, 2014 AND 2013

	As of September 30,
	2014	2013
	(dollars in thousands)
ASSETS

Cash and cash equivalents - non-restricted	$7,656	$1,923
Cash and cash equivalents - restricted	621	623
Investments	350	1,719
Gross finance receivables	268,522	364,198
Less:
Unearned fees	(9,451)	(18,126)
Allowance for credit losses	(31,850)	(31,400)
Net finance receivables	227,221	314,672

Furniture and equipment, net	2,567	383
Net deferred tax asset	20,669	13,880
Prepaid and other assets	8,119	10,003
Deferred acquisition costs	1,103	2,509
Goodwill	—	31,474
Intangibles, net	—	3,798

Total assets	$268,306	$380,984

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks	$—	$19,240
Accounts payable	316	191
Accrued expenses and other liabilities	7,738	5,391
Voluntary remediation payable	14,552	—
Amortizing term notes	127,777	187,582
Investment notes	54,773	63,908

Total liabilities	205,156	276,312

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394	86,394
Accumulated other comprehensive income	—	9
Retained (deficit)/earnings	(23,244)	18,269

Total stockholder’s equity	63,150	104,672

Total liabilities and stockholder’s equity	$268,306	$380,984

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012

	Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)

Interest income and fees	$92,316	$109,769	$113,249

Interest expense	15,639	18,276	19,251

Net interest income before provision for credit losses	76,677	91,493	93,998
Provision for credit losses	35,690	36,424	34,617
Net interest income	40,987	55,069	59,381

Debt protection income, net
Debt protection revenue	2,960	5,690	8,346
Claims paid and change in reserves	(1,303)	(3,255)	(2,945)
Third-party commissions	(319)	(613)	(899)
Total debt protection income, net	1,338	1,822	4,502

Other revenue	16	117	307

Total non-interest income, net	1,354	1,939	4,809

Non-interest expense
Goodwill and intangibles impairment	34,031	—	—
Voluntary remediation expense	14,496	—	—
Management and record keeping services fee	28,041	36,815	39,655
Professional and regulatory fees	2,573	1,863	1,229
Amortization of intangibles	1,243	1,706	2,236
Other operating expenses	4,411	2,925	2,999
Total non-interest expense	84,795	43,309	46,119

(Loss)/income before income taxes	(42,454)	13,699	18,071
(Benefit)/Provision for income taxes	(4,172)	4,294	6,044
Net (loss)/income	$(38,282)	$9,405	$12,027

Net (loss)/income per share, basic and diluted (1)	$(38,282)	$9,405	$12,027

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012

	For the Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)

Net (loss)/income	$(38,282)	$9,405	$12,027
Other comprehensive loss:
Unrealized losses on investment securities available for sale, gross	(14)	(76)	(86)
Tax benefit	5	26	30

Total other comprehensive loss, net of tax	(9)	(50)	(56)
Total comprehensive (loss)/income	$(38,291)	$9,355	$11,971

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012

	Total	Common Stock	Retained (Deficit)/ Earnings	Accumulated Other Comprehensive Income
	(dollars in thousands)

Balance September 30, 2011	$114,737	$86,394	$28,228	$115

Total comprehensive income	11,971	—	12,027	(56)
Dividends paid to parent	(6,773)	—	(6,773)	—

Balance September 30, 2012	$119,935	$86,394	$33,482	$59

Total comprehensive income	9,355	—	9,405	(50)
Dividends paid to parent	(24,618)	—	(24,618)	—

Balance September 30, 2013	$104,672	$86,394	$18,269	$9

Total comprehensive loss	(38,291)	—	(38,282)	(9)
Dividends paid to parent	(3,231)	—	(3,231)	—

Balance September 30, 2014	$63,150	$86,394	$(23,244)	$—

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012

	Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Cash flows from operating activities:
Net (loss)/income	$(38,282)	$9,405	$12,027
Adjustments to reconcile net (loss)/income to net cash and cash equivalents provided by operating activities:
Goodwill and intangibles impairment	34,031	—	—
Provision for credit losses on finance receivables	35,690	36,424	34,617
Depreciation and amortization	1,361	1,844	2,245
Gain on investments sold - non-restricted	—	(35)	—
Deferred income taxes	(6,784)	(477)	(4,799)
Interest accrued on investment notes	2,700	2,587	2,388
Changes in:
Voluntary remediation payable	14,552	—	—
Accounts payable and accrued expenses	257	(4,853)	2,060
Deferred acquisition costs	1,406	2,976	433
Unearned premium reserves	(3,437)	(6,955)	1,628
Prepaids and other assets	1,884	(2,089)	(2,954)

Net cash provided by operating activities	43,378	38,827	47,645

Cash flows from investing activities:
Finance receivables purchased from affiliate	(143,098)	(235,077)	(239,616)
Finance receivables purchased from retail merchants	(1,450)	(11,363)	(23,327)
Finance receivables repaid	199,746	234,209	225,492
Capital expenditures	(169)	(30)	(542)
Change in restricted cash	2	105	(31)
Investments purchased	—	—	(249)
Investments matured and sold	1,350	2,613	1,685

Net cash provided/(used) in investing activities	56,381	(9,543)	(36,588)

Cash flows from financing activities:
Net (repayments)/borrowings under lines of credit	(19,240)	(210)	19,450
Proceeds from borrowings	21,715	97,797	79,002
Repayment of borrowings	(93,270)	(102,467)	(101,856)
Dividends paid to parent	(3,231)	(24,618)	(6,773)

Net cash used in financing activities	(94,026)	(29,498)	(10,177)

Net increase/(decrease) in cash and equivalents	5,733	(214)	880

Cash and cash equivalents - non-restricted, Beginning of year	1,923	2,137	1,257

Cash and cash equivalents - non-restricted, End of year	$7,656	$1,923	$2,137

Additional cash flow information:
Interest paid	$13,685	$15,814	$16,469
Income taxes paid	$2,278	$7,432	$9,845
Acquisition of furniture and equipment in accrued expenses and other liabilities	$2,215	$—	$—
See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2014, 2013, AND 2012

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly-owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated.  We were acquired on May 31, 2007 by our parent, MidCountry Financial Corp, a Georgia corporation (“MCFC”) as a wholly-owned subsidiary (the “Transaction”).

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operation and certain assets and liabilities related to the origination and servicing of our finance receivables. MCFC contributed these operations to MidCountry Bank ("MCB"), a federally chartered savings bank and wholly-owned subsidiary of MCFC.  MCB formed the Consumer Banking Division (“CBD”) which is composed exclusively of the assets and liabilities contributed from MCFC.  The Transaction is further described in “Note 5:  Goodwill and Other Intangible Assets”.  As part of the Transaction, we entered into a Loan Sale and Master Services Agreement (the “LSMS Agreement”) with CBD.  Under the LSMS Agreement, CBD originates loans and we have the exclusive right to purchase those loans that meet our business model and lending criteria.  Also under the LSMS Agreement, CBD will provide us with management and record keeping services.  As part of the Transaction, all of our employees became employees of CBD.  We pay fees for loans purchased and originated by CBD and management and record keeping services provided by CBD.  The LSMS Agreement is further described in “Note 8:  Related Party Transactions.”

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from CBD. These receivables represent loans primarily to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  Prior to March 31, 2014, we also purchased finance receivables from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.

Cash and Cash Equivalents - Non-Restricted

We had no cash equivalents as of September 30, 2014 or 2013.  Our cash consisted of checking accounts with an aggregate balance of approximately $7.7 million and $1.9 million as of September 30, 2014 and 2013, respectively.

Cash and Cash Equivalents - Restricted

We are required to maintain restricted cash pursuant to the Nevada Department of Insurance and an agreement with The Assurant Group (“Assurant”), a third-party insurance company that underwrote policies sold by us. Based on the agreement, we are required to maintain cash and cash equivalents and/or investments in custodial accounts, in the amount of 102% of unearned premium and insurance claim and policy reserves, with a qualified financial institution. In June 2010, we ceased selling insurance policies underwritten by Assurant.  As of September 30, 2014, the amount required per the agreement with Assurant was zero.

Investments

Available-for-sale investments are recorded at fair value. Unrealized gains and losses on available-for-sale investments are recorded as accumulated other comprehensive income in the shareholder’s equity section of our balance sheet, net of related income tax effects. If the fair value of any investment security declines below cost and we consider the decline to be other than temporary, we reduce the investment security to its fair value, and record a loss. We also hold certificates of deposit as investments.

 Finance Receivables

Finance receivables are carried at amortized cost and are adjusted for unamortized direct origination fees and reduced for finance charges on pre-computed finance receivables, unearned merchant discounts, allowances for credit losses, debt protection reserves and unearned fees. Debt protection reserves and unearned fees applicable to credit risk on consumer receivables are treated as a reduction of finance receivables in the consolidated balance sheet since the payments on such policies generally, are used to reduce outstanding receivables.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. Other intangible assets represent premiums paid for other identifiable assets (see Note 5:  Goodwill and Other Intangible Assets for more details).  Goodwill is not amortized over an estimated useful life, but rather is tested annually for impairment as of September 30, or when there are indicators of impairment.  Intangible assets other than goodwill, which are determined to have finite lives, are amortized on straight-line or accelerated basis over their estimated useful lives between three and ten years. Amortizing intangibles are assessed for impairment only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

Deferred Policy Acquisition Costs

The costs of acquiring the debt protection fees and insurance policies are primarily related to the production of new and renewal business and have been deferred to the extent that such costs are deemed recoverable from future revenue. Such costs principally include debt protection commission and third-party servicing fees.  Costs deferred on property and casualty and credit policies are amortized over the term of the related policies in relation to the premiums and fees earned.  Deferred policy acquisition costs are written off to current period results of operations if such costs are deemed to be not recoverable from future investment income.

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

Revenue Recognition

Interest Income on Finance Receivables

Interest income on finance receivables is recognized as revenue on an accrual basis using the effective yield method.  The deferred fees, net of costs, are accreted into income using the effective yield method over the estimated life of the finance receivable.  If a finance receivable, net of costs, liquidates before accretion is completed, we charge or credit any unaccreted net deferred fees or costs to income at the date of liquidation.  The Company stops accruing interest income on finance receivables when 3 full (95% or more of the contracted payment amount) payments have not been received and the loan is 90 days contractually past due. The accrual of interest income is resumed when payments have been received so that the loan is less than 90 days contractually past due. Prior to September 30, 2014, the Company stopped accruing interest on finance receivables when a payment had not been received for 90 days, on a recency basis, and the interest due exceeded an amount equal to 60 days of interest charges.

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

The Company’s operations are included in the consolidated federal income tax return of its parent, and various combined state returns. Income taxes are paid to or refunded by its parent pursuant to the terms of a tax-sharing agreement, approved by the Board of Directors (the "Board"), under which taxes approximate the amount that would have been computed on a separate company basis. The Company receives a benefit at the federal and state rate in the current year for net losses incurred in that year to the extent losses can be utilized in the consolidated federal income tax return or combined state income tax return of the parent.  In the event the parent incurs a consolidated net loss in the current or future years, income tax incurred in the current and prior years may be available for recoupment by the Company.

In June 2014, federal regulators released an addendum to their “Interagency Policy Statement on the Income Tax Allocation in a Holding Company Structure”, which required the consolidated group to amend their tax allocation agreement to include specific language regarding the agency relationship between the Parent and the Company, as outlined in the addendum, no later than October 31, 2014.  In August 2014, the tax-sharing agreement was amended by the parent, and approved by the Board, to include the required language.

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

The parent’s consolidated federal income tax returns are open and subject to examination by the Internal Revenue Service for the tax year ended September 30, 2011 and later.  The parent and subsidiaries state returns are generally open and subject to examinations for the tax year ended September 30, 2010 and later in major state jurisdictions.

New Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740) -- Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in limited circumstances. The standard is effective for public entities for reporting periods beginning after December 15, 2013. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the topic. The guidance requires an entity to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities for fiscal years and interim periods beginning December 15, 2016. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ the judgments in determining the amount of our allowance for credit losses, insurance claims and policy reserves, valuation of goodwill and separately identifiable intangible assets, deferred tax assets and liabilities and establishing the fair value of our financial instruments.  While the consolidated financial statements and footnotes reflect the best estimates and judgments at the time, actual results could differ significantly from those estimates.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During fiscal 2014, we purchased $229.9 million of military loans from CBD compared to $389.0 million during fiscal 2013.  We acquired $1.7 million in retail installment contracts during fiscal 2014 compared to $12.6 million during fiscal 2013.  Approximately 33.9% of the amount of military loans we purchased in fiscal 2014 were refinancings of outstanding loans compared to 35.0% during fiscal 2013.

In the normal course of business, we receive some customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables and the corresponding accrued interest receivable.  There were no Federal Government Allotment System payments received in advance of the payment due dates on September 30, 2014 or September 30, 2013.

The following table represents finance receivables for the periods presented:

	As of September 30,
	2014	2013
	(dollars in thousands)
Finance Receivables:
Military loans	$263,675	$348,544
Retail installment contracts	4,847	15,654
Gross finance receivables	268,522	364,198

Less:
Net deferred loan fees and merchant discounts	(4,573)	(8,381)
Unearned debt protection fees	(2,682)	(6,119)
Debt protection claims and policy reserves	(2,196)	(3,626)
Total unearned fees	(9,451)	(18,126)

Finance receivables - net of unearned fees	259,071	346,072

Allowance for credit losses	(31,850)	(31,400)

Net finance receivables	$227,221	$314,672

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

As part of the on-going monitoring of the credit quality of our entire finance receivable portfolio, management tracks certain credit quality indicators of our customers including trends related to: (1) net charge-offs,  (2) non-performing loans  and (3) payment history.

There is uncertainty inherent in these estimates, making it possible that they could change in the near term. We make regular enhancements to our allowance estimation methodology that have not resulted in material changes to our allowance.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the years presented:

	As of and for the Years Ended September 30,
	2014			2013
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$30,058	$1,342	$31,400	$27,457	$1,543	$29,000
Finance receivables charged-off	(37,236)	(2,588)	$(39,824)	(35,562)	(2,353)	(37,915)
Recoveries	4,048	536	$4,584	3,393	498	3,891
Provision	33,667	2,023	$35,690	34,770	1,654	36,424
Balance, end of period	$30,537	$1,313	$31,850	$30,058	$1,342	$31,400

Finance receivables:	263,675	4,847	268,522	348,544	15,654	364,198
Allowance for credit losses	(30,537)	(1,313)	(31,850)	(30,058)	(1,342)	(31,400)
Balance net of allowance	$233,138	$3,534	$236,672	$318,486	$14,312	$332,798

The accrual of interest income is suspended when three full (95% of the contracted payment amount) payments on either military loans or retail installment contracts have not been received and the loan is 90 days contractually past due. Non-performing assets represent those finance receivables where the accrual of interest income has been suspended. Prior to September 30, 2014, the Company stopped accruing interest on finance receivables when a payment had not been received for 90 days, on a recency basis, and the interest due exceeded an amount equal to 60 days of interest charges. As of September 30, 2014, we had $16.2 million in military assets and $1.1 million in retail installment contracts that were non-performing loans compared to $11.2 million in military loans and $1.1 million in retail installment contracts that were non-performing loans as of September 30, 2013.

We did not have any finance receivables greater than 90 days contractually past due accruing interest as of September 30, 2014.  The accrual of interest income is resumed when payments have been received so that the loan is less than 90 days contractually past due.  We consider a loan impaired when a full payment has not been received for 180 days and is also 30 days contractually past due. Impaired loans are removed from our finance receivable portfolio, including any accrued interest, and charged against income.  As of September 30, 2014 we had $0.9 million in military loans and $0.02 million in retail installment contracts of accrued interest for non-performing assets.  As of September 30, 2013 we had $0.8 million in military loans and $0.03 million in retail installment contracts of accrued interest for non-performing assets. We do not restructure troubled debt as a form of curing delinquencies.

A large portion of our customers are unable to obtain financing from traditional sources due to factors such as time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.  As a result, our receivables do not have a credit risk profile that can be easily measured by the credit quality indicators normally used by the financial markets. We manage the risk by closely monitoring the performance of the portfolio and through our purchase criteria.

The following reflects the credit quality of the Company’s finance receivables:

	As of and for Years Ending September 30,
	2014	2013
	(dollars in thousands)

Total finance receivables:
Gross balance	$268,522	$364,198
Performing	251,276	351,877
Non-performing	17,246	12,321
Non-performing loans as a percent of gross balance	6.42%	3.38%

Military loans:
Gross balance	$263,675	$348,544
Performing	247,481	337,321
Non-performing	16,194	11,223
Non-performing loans as a percent of gross balance	6.14%	3.22%

Retail installment contracts:
Gross balance	$4,847	$15,654
Performing	3,795	14,556
Non-performing	1,052	1,098
Non-performing loans as a percent of gross balance	21.70%	7.01%

(1) Non-performing loans as of September 30, 2014 were loans with three full payments not received and 90 days contractually past due at September 30, 2014. Non-performing loans as of September 30, 2013 were loans that were 90 days recency past due as of September 30, 2013.

As of September 30, 2014, and 2013 the past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Financing Receivables
	As of Balance at September 30, 2014
	60-89 Days Past Due	90-180 Days Past Due	Total 60-180 Days Past Due	0-59 Days Past Due	Total Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$4,120	$10,083	$14,203	$249,472	$263,675
Retail installment contracts	145	482	627	4,220	4,847
Total	$4,265	$10,565	$14,830	$253,692	$268,522

	Age Analysis of Past Due Financing Receivables
	As of Balance at September 30, 2013
	60-89 Days Past Due	90-180 Days Past Due	Total 60-180 Days Past Due	0-59 Days Past Due	Total Finance Receivables

	(dollars in thousands)
Finance receivables:
Military loans	$4,403	$11,223	$15,626	$332,918	$348,544
Retail installment contracts	342	1,098	1,440	14,214	15,654
Total	$4,745	$12,321	$17,066	$347,132	$364,198

Additionally, CBD uses our purchase criteria, which were developed from our past customer credit repayment experience and are periodically evaluated based on current portfolio performance.  These criteria require the following:

•	All borrowers are primarily active-duty, or career retired U.S. military personnel or U.S. Defense Department employees;

•	All potential borrowers must complete standardized credit applications online via the Internet; and

•	All loans must meet additional purchase criteria which was developed from our past credit repayment experience and is periodically revalidated based on current portfolio performance.

These criteria are used to help minimize the risk of unwillingness or inability to repay for both military loans and retail installment contracts. Loans are limited to amounts that the customer could reasonably be expected to repay.

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

Activity in the liability for unpaid claims and claim adjustment expenses for our debt protection and reinsurance products are summarized as follows:

	As of and for the Years ended September 30,
	2014	2013	2012
	(dollars in thousands)

Balance, beginning of year	$3,626	$2,975	$1,759

Claim amount incurred, related to
Prior periods	764	1,408	962
Current period	573	1,818	1,981
Total	1,337	3,226	2,943

Claim amount paid, related to
Prior periods	1,581	1,124	565
Current period	1,186	1,451	1,162
Total	2,767	2,575	1,727

Balance, end of year	$2,196	$3,626	$2,975

NOTE 3: INVESTMENTS

Investments are comprised of certificates of deposit and U.S. government bonds.  We have total investments of $0.4 million and $1.7 million as of September 30, 2014 and 2013, respectively.  As of September 30, 2014, investments of $0.4 million will mature within one year and zero will mature after one year and before five years.

We record our U.S. government bond investments at fair value.  The following table represents the investments as of September 30, 2014 and 2013:

	As of September 30, 2014				As of September 30, 2013
		Gross	Gross			Gross	Gross
	Book Value	Unrealized Gains	Unrealized (Losses)	Fair Value	Book Value	Unrealized Gains (1)	Unrealized (Losses)	Fair Value
	(dollars in thousands)
Investments
Certificates of deposit	$100	$—	$—	$100	$100	$—	$—	$100
U.S. government bonds	250	—	—	250	1,605	14	—	1,619
Total investments	$350	$—	$—	$350	$1,705	$14	$—	$1,719

(1)The unrealized gain on investments of $14 net of tax of $5 represents the accumulated other comprehensive income of $9.

During fiscal 2014, the Company received $1.4 million in proceeds from investment maturities.  The Company did not recognize any material realized gains or losses or receive proceeds from sales on investments during fiscal 2014. During fiscal 2013, the Company received $1.0 million in proceeds from the sale of U.S. government bonds and realized a gain of $0.04 million. An additional $1.6 million in proceeds was received in investment maturities during fiscal 2013.

NOTE 4: FURNITURE AND EQUIPMENT

Cost and accumulated depreciation of furniture and equipment at September 30, 2014 and 2013 is as follows:

	As of and For the Years Ended September 30,
	2014	2013
	(dollars in thousands)

Furniture and equipment	$41	$41
Computer software	1,709	1,709
Work in process	2,384	—
	4,134	1,750

Less accumulated depreciation	(1,567)	(1,367)

Furniture and equipment - net	$2,567	$383

Furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives are 7 years for furniture and equipment, and 3 years for computer software. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $0.2 million and $0.2 million for the years ended September 30, 2014 and 2013, respectively. In fiscal 2014, the Company entered into an agreement with Fidelity Information Services, LLC ("FIS") to provide products and services for the implementation of a new consumer lending software platform. As of September 30, 2014, the Company had $2.4 million in work in process related to the development of the new consumer lending software platform.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the Transaction, MCFC paid the shareholders of Pioneer Funding Inc., (the “Sellers”) approximately $68.8 million in cash and 882,353 shares of MCFC’s common stock. Under the related purchase agreement, MCFC was also required to pay the Sellers an additional $5.0 million in contingent payments, of which $4.0 million was contributed to us and $1.0 million to CBD.  The final contingent payment was made on March 31, 2009.  The total purchase price was $90.2 million. Due to the Transaction, we recorded goodwill and amortizable intangible assets in the form of customer, agent and vendor relationships, trade name, technology for the lending system and the value of business acquired.

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

Management engaged a third-party valuation specialist to assist with the annual goodwill impairment test. Our annual goodwill impairment test as of September 30, 2014, indicated that the second step of the impairment test was necessary. After performing the second step it was determined that the implied fair value of goodwill was less than the carrying value, resulting in an impairment charge of $31.5 million for the year ended September 30, 2014. The impairment charge was the result of a decline in future projected earnings due to changes in CBD's underwriting criteria and other operational changes that occurred in the fourth quarter of fiscal year 2014. The fair value of the reporting unit at September 30, 2014, was determined using the income approach and the market approach. The income approach is a valuation technique whereby we calculate the fair value the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. The market approach is a valuation technique whereby we calculate the fair value the reporting unit by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Management evaluates amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Due to the nature of our amortizable intangible assets outstanding, changes in product offerings and the implementation of a new loan system, management determined that our amortizable intangible assets were fully impaired at September 30, 2014. An impairment charge of $2.6 million was recorded for the year ended September 30, 2014 for the carrying value of amortizable intangible assets. Amortization expense was $1.2 million and $1.7 million in fiscal 2014 and fiscal 2013, respectively.

Goodwill and intangible assets at September 30, 2014 and 2013 are as follows:

	As of and for the Years Ended September 30,
	2014				2013
	Gross			Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Accumulated Impairment	Carrying Value	Carrying Amount	Accumulated Amortization	Carrying Value
	(dollars in thousands)

Customer relationships	$11,000	$(10,119)	$(881)	$—	$11,000	$(9,600)	$1,400
Agent relationships	700	(622)	(78)	—	700	(580)	120
Vendor relationships	1,700	(1,511)	(189)	—	1,700	(1,409)	291
Trade name	7,000	(5,591)	(1,409)	—	7,000	(5,013)	1,987
Technology	4,000	(4,000)	—	—	4,000	(4,000)	—

Total amortizable intangibles	$24,400	$(21,843)	$(2,557)	$—	$24,400	$(20,602)	$3,798

Goodwill	$31,474	$—	$31,474	$—	$31,474	$—	$31,474

NOTE 6:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into the SSLA with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends March 31, 2015 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of September 30, 2014, we could request up to $52.8 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of September 30, 2014, the lenders have indicated a willingness to participate in fundings up to an aggregate of $261.7 million during the next 12 months, including $127.8 million that is currently outstanding.  Included in this amount are borrowings of $13.7 million from withdrawing banks that previously participated in the SSLA. In November 2014, two lenders notified us that they were withdrawing from future fundings under the SSLA. Outstanding borrowings from the two additional withdrawing banks were $10.3 million as of September 30, 2014.

Our SSLA allows additional banks to become parties to the SSLA under a modified non-voting role. We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of September 30, 2014, we had 15 non-voting banks with an outstanding principal balance of $4.5 million.

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

The aggregate notional balance outstanding under amortizing notes was $127.8 million and $187.6 million at September 30, 2014 and 2013, respectively.  There were 320 and 349 amortizing term notes outstanding at September 30, 2014 and 2013, respectively, with a weighted-average interest rate of 6.09% and 6.11%, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 5.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  We incurred $0.6 million in uncommitted availability fees for both fiscal year 2014 and 2013.

Advances outstanding under the revolving credit line were zero and $19.2 million at September 30, 2014 and 2013, respectively.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 4.00%, whichever is greater.  Interest on borrowings was 4.00% at September 30, 2014 and 2013.

Substantially all of our assets secure the debt under the SSLA.  The SSLA also limits, among other things, our ability to: (1) incur additional debt from the lenders beyond that allowed by specific financial ratios and tests; (2)borrow or incur other additional debt except as permitted in the SSLA; (3) pledge assets; (4) pay dividends; (5) consummate certain asset sales and dispositions; (6)merge, consolidate or enter into a business combination with any other person; (7) pay to MCFC service charge fees each year except as provided in the SSLA; (8) purchase, redeem, retire or otherwise acquire any of our outstanding equity interests, (9) issue additional equity interests; (10) guarantee the debt of others without reasonable compensation and only in the ordinary course of business or; (11) enter into management agreements with our affiliates.

Under the SSLA, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net finance receivables, unless otherwise required by generally accepted accounting principles (“GAAP”); (2) limit our senior indebtedness as of the end of each quarter to not greater than three and one half times our tangible net worth; (3) maintain a positive net income in each fiscal year; (4) limit our senior indebtedness as of the end of each quarter to not greater than 70% of our consolidated net finance receivables; and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required capital may be distributed as a dividend.

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

On August 15, 2014, Company entered into the thirty-eighth amendment to the SSLA. The thirty-eighth amendment approves and consents to the Company's elimination over time of its existing loan origination and servicing system ("Daybreak") and its implementation of the FIS system and ii) the execution of any servicing, finance agreements or contractual obligations necessary to accomplish such usage of the FIS system by the Company and such action shall not be deemed to result in the violation of any covenant, representation or agreement contained in the SSLA. The thirty-eighth amendment also acknowledges and agrees that the Company's net loss for fiscal 2014 shall not be deemed to violate any covenants, representations or agreements contained in the SSLA. Under the thirty-eighth amendment, the SSLA lenders also consented and approved the Company's declaration and payment of the regular dividends due for the third quarter and fourth quarter of the 2014 fiscal year.

On October 24, 2014, the Company entered into an agreement with its lenders listed under the SSLA, which provided for a temporary waiver of certain events of default occurring under sections 6.16, 7.6, 10.10 and 10.16 of the SSLA. The events of default are the result of the resignation of Joseph B. Freeman, the Company's former Chief Executive Officer, and from the Company's failure to have positive net income during the fiscal year ending September 30, 2014. The waiver expires on November 18, 2014.

On November 17, 2014, the Company entered into the thirty-ninth amendment to the SSLA. The thirty-ninth amendment included the addition of newly defined terms and their definitions to the SSLA, acknowledgment by the lenders of the voluntary remediation plan to address regulatory matters identified by the Office of the Comptroller of the Currency (“OCC”) and waivers for events of default. The thirty-ninth amendment: (1) was deemed to constitute adequate and timely notice to the Agent and the lenders of the voluntary remediation plan, events and occurrences described in the amendment as required by Section 6.11 of the SSLA; (2) waived the right to declare an "Event of Default" as the result of the breach of (i) Section 6.16 of the SSLA, which related to the Company’s operation of the businesses in a prudent, efficient and profitable manner consistent with past practices, as a result of the events described in the thirty-ninth amendment, (ii) Section 7.6 of the SSLA for the fiscal year ended September 30, 2014, which required the Company not have negative consolidated net income for any fiscal year end, (iii) Section 10.10 of the SSLA, as a result of the "Change of Control" caused by Joe Freeman's resignation as President and Chief Executive Officer of the Company, and (iv) Section 10.16 of the SSLA, which related to the Company’s suffering a "Material Adverse Effect" (defined as $500,000 or more), as a result of the Company’s failure to have positive net income for the fiscal year ending September 30, 2014.

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

Concurrently, in connection with the execution of the SSLA, MCFC entered into a Negative Pledge Agreement in favor of the Agent.  Under the Negative Pledge Agreement, MCFC represented that it will not pledge, sell, assign or transfer its ownership of all or any part of the issued and outstanding capital stock of the Company and will not otherwise or further encumber any of such capital stock beyond the currently existing negative pledge thereof in favor of Branch Banking and Trust (“BB&T”).  Once the pledge of the capital stock of the Company to BB&T is terminated, MCFC will pledge all of its capital stock in the Company to the Agent for the benefit of the lenders to secure payment of all Senior Debt.

Subordinated Debt - Parent

In fiscal year 2011, we amended our SSLA to convert the parent note from a term facility to a revolving line of credit.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of September 30, 2014 and 2013, the outstanding balance under this facility was zero.

Investment Notes

We have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $54.8 million, which includes a $0.1 million purchase adjustment as of September 30, 2014 and $63.9 million, which includes a $0.2 million purchase adjustment as of September 30, 2013.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature 1 to 10 years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $53,062 and $51,834, with a weighted-average interest rate of 9.23% and 9.15% at September 30, 2014 and 2013, respectively.  Interest is paid either monthly or annually at the option of the note holder.

On January 23, 2014, the Securities and Exchange Commission ("SEC") declared effective our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2014 Registration Statement”).  Pursuant to this 2014 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2015, unless terminated earlier at our discretion.  As of September 30, 2014, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) at September 30, 2014, follows:

	Amortizing Notes SSLA Lenders	Amortizing Notes Withdrawing Banks	Amortizing Notes Non-Voting Banks	Investment Notes	Total
	(dollars in thousands)
2015	$50,056	$8,511	$4,224	$15,503	$78,294
2016	36,773	3,694	280	16,065	56,812
2017	21,081	1,350	—	5,444	27,875
2018	1,705	103	—	609	2,417
2019	—	—	—	663	663
2020 and beyond	—	—	—	16,370	16,370
Total	$109,615	$13,658	$4,504	$54,654	$182,431

NOTE 7: INCOME TAXES

The provision for income taxes for the years ended September 30, 2014, 2013, and 2012, consisted of the following:

	For the Year Ended September 30, 2014
	Federal	State	Valuation Allowance	Total
	(dollars in thousands)
Current	$2,398	$214	$—	$2,612
Deferred	(6,308)	(487)	11	(6,784)
Total	$(3,910)	$(273)	$11	$(4,172)

	For the Year Ended September 30, 2013
	Federal	State	Valuation Allowance	Total
	(dollars in thousands)
Current	$5,776	$(1,005)	$—	$4,771
Deferred	(714)	226	11	(477)
Total	$5,062	$(779)	$11	$4,294

	For the Year Ended September 30, 2012
	Federal	State	Valuation Allowance	Total
	(dollars in thousands)
Current	$10,548	$295	$—	$10,843
Deferred	(4,373)	(436)	10	(4,799)
Total	$6,175	$(141)	$10	$6,044

The actual tax expense for the fiscal years ended 2014, 2013, and 2012 differs from the computed ‘expected’ tax expense (benefit) for those years (computed by applying the currently applicable United States federal corporate tax rates of 35% to income before income taxes) as follows:

	As of and for the Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Computed ‘expected’ tax (benefit)/expense	$(14,859)	$4,795	$6,325
State tax (net of federal tax effect)	(370)	(419)	(241)
Other, net	41	(82)	(40)
Goodwill impairment	11,016	—	—
Total	$(4,172)	$4,294	$6,044

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2014 and 2013 are presented below:

	As of and for the Years Ended September 30,
	2014	2013
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$12,082	$11,915
Accrued expenses	5,525	139
Unearned insurance reserves	2,368	2,764
Intangible assets	166	—
Uncertain tax positions	159	174
Fair value adjustment of acquisitions	45	77
State net operating losses and credits	42	34
Other	398	165
Total deferred tax assets	20,785	15,268
Valuation allowance	(32)	(21)
Deferred tax assets, net of valuation allowance	20,753	15,247

Deferred tax liabilities:
Depreciation	16	56
Intangible assets	—	1,241
Other	68	70
Total deferred tax liabilities	84	1,367

Net deferred tax assets	$20,669	$13,880

As of September 30, 2014, the Company had state net operating loss carryforwards of approximately $427,000, and state alternative minimum tax credit carryforwards of approximately $1,000.  The net operating loss carryforwards begin expiring in 2022 through 2034.

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

The Company is included in the consolidated federal income tax return and, for certain states, combined state tax returns of its parent. Under the benefits-for-loss approach, net operating losses and other tax attributes of the Company are characterized as realized when utilized by the parent. Therefore, recognition of deferred tax assets is based on all available evidence as it relates to both the parent and the Company. As the Company is party to a tax sharing agreement with its parent that will reimburse it for any losses utilized in the parent’s consolidated tax returns, management believes it is more likely than not that the Company will realize the benefits of those deductible differences based on the Parent’s historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, with the exception of certain state differences. Accordingly, at September 30, 2014 and 2013, the Company recorded a valuation allowance on these deferred tax assets of $32,000 and $21,000, respectively.

As of September 30, 2014, 2013 and 2012, the reserve for uncertain tax positions was approximately $470,000, $500,000, and $900,000 respectively.  The reserve for uncertain tax positions is included in accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2014, 2013, and 2012. The Company had approximately $100,000 of unrecognized tax benefit that if realized would affect the effective tax rate. Interest and penalties recognized are recorded as a component of income tax benefit in the amount of approximately $(13,000), $(20,000) and $(137,000) for the years ended September 30, 2014, 2013, and 2012 respectively.

A reconciliation of unrecognized tax benefits for fiscal year 2014, 2013 and 2012 is as follows:

	As of and for the Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Balance, beginning of period	$346	$702	$1,368
Increase of tax positions taken in current periods	24	30	10
Increase of tax positions taken in prior periods	6	594	86
Decrease of tax positions taken in prior periods	—	(558)	—
Decrease due to lapse of applicable statute of limitations	(67)	(422)	(762)
Balance, end of period	$309	$346	$702

In addition, the Company has accrued cumulative interest and penalties of approximately $161,000, $174,000, and $193,000 as of September 30, 2014, 2013 and 2012, respectively.

The Company does not believe a significant increase or decrease in the uncertain tax positions will occur in the next twelve months.

The parent’s federal income tax returns are open and subject to examination by the Internal Revenue Service for the tax year ended September 30, 2011 and later.  MCFC and its subsidiaries state returns are generally open and subject to examinations for the tax year ended September 30, 2010 and later for major state jurisdictions.  The Company does not believe any adjustments that may result from these examinations will be material to the Company.

NOTE 8:  RELATED PARTY TRANSACTIONS

Our former Chief Executive Officer, Thomas H. Holcom, Jr., and certain of his immediate family members own investment notes issued by us.  Amounts held by these related parties totaled approximately $185,000 and $550,000 at September 30, 2014 and 2013, respectively.  These investment notes will mature in 2015, and bear a weighted-average interest rate of 3.87%.  Carol Jackson, a member of the Board of Directors of MCFC (the "MCFC Board"), owned investment notes issued by us. Amounts held by her totaled zero and approximately $586,000 at September 30, 2014 and 2013, respectively. These investment notes matured in 2014 and bore a weighted-average interest rate of 8.25% (See Note 6 to the consolidated financial statements).

We entered into the fourth amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD in November 2014.  Under the LSMS Agreement, we buy certain military loans that CBD originates and receive management and record keeping services from CBD. The following table represents the related party transactions associated with this agreement and other related party transactions for the periods presented.

	As of and for the Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Loan purchasing:
Loans purchased from CBD	$143,098	$235,077	$239,616

Management and record keeping services:
Monthly servicing to CBD (1)	$21,675	$31,382	$33,821
Monthly special services fee to CBD (2)	3,311	—	—
Monthly base fee to CBD (3)	250	—	—
Monthly indirect cost allocations to MCFC (4)	548	674	750
Monthly relationship fee to CBD (5)	2,257	4,759	5,084
Total management and record keeping services	$28,041	$36,815	$39,655

Other transactions:
Fees paid to CBD in connection with loans purchased ($30.00 each loan purchased)	$2,142	$3,401	$3,277
Tax payments to MCFC	2,278	7,432	9,845
Dividends paid to MCFC	3,231	24,618	6,773
Direct cost allocations to MCFC (6)	1,159	979	746
Other reimbursements to CBD	1,047	—	—
Total other transactions	$9,857	$36,430	$20,641

(1)
Effective April 1, 2014, the monthly servicing fee to CBD became 0.43% of outstanding principle under the amended LSMS Agreement. The monthly servicing fee to CBD was 0.68% of outstanding principal for the twelve month period April 1, 2013 to March 31, 2014. Prior to April 1, 2013, the monthly servicing fee was 0.70% of outstanding principal.

(2)	Effective on April 1, 2014, fees for special services performed by CBD under the amended LSMS Agreement.

(3)	Effective April 1, 2014, $500,000 annual base fee, payable monthly to CBD. Prorated for fiscal 2014.

(4)	This allocation has a $750,000 annual maximum for fiscal years 2014, 2013 and 2012.

(5)
Monthly relationship fee to CBD is equal to $2.91 for each loan owned at the prior fiscal year end for the six months ended March 31, 2014. Monthly relationship fee to CBD is equal to $2.82 for each loan owned at June 21, 2013 for the three month period July 1, 2013 through September 30, 2013.  Prior to June, 21, 2013, the monthly relationship fee was $2.82 for each loan owned at the prior fiscal year end. The monthly relationship fee ceased on March 31, 2014 with the amended LSMS Agreement.

(6)	This allocation has a $1,754,800 annual maximum for fiscal year 2014 plus 7% per annum thereafter. $1,640,000 annual maximum for fiscal year 2013 and 2012.

NOTE 9:  VOLUNTARY REMEDIATION

In June 2013, MCB received a letter from the OCC regarding certain former business practices of CBD that the OCC alleged violated Section 5 of the FTC Act. In July 2013, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law. Nevertheless, in its response letter, MCB did propose certain potential methods of financial remediation to certain customers, if deemed necessary by the OCC. During 2014 MCB continued to provide further information to the OCC throughout the year. On July 22, 2014 MCB's Board of Directors directed management to develop a plan of self-remediation to address the sales and marketing practices in question. While developing the self-remediation plan, it was determined on September 1, 2014 that MCB's affiliates who benefited from the practices in question should also adopt self-remediation plans and participate proportionately in the execution of the overall plan of self-remediation.

On September 26, 2014, the Boards of Directors of MCB, Heights Funding Co. and the Company approved self-remediation plans (the "Plans") and entered into an Affiliate Remediation Payment Agreement ("ARP Agreement"). In accordance with the Plans, remediation payments will be made to certain customers impacted by the practices in question. The ARP Agreement requires, among other provisions, that all professional fees and other costs to be split on a proportionate basis between affiliates based on customer remediation payments under the Plans, effective September 1, 2014.

Under the terms of the Plans, an independent administrator of the Plans has been engaged. The implementation of the Plans requires an initial cash contribution to be placed with the administrator approximating the cash payments to customers, plus an additional 10%. On October 10, 2014, the Company deposited its portion of the cash contribution in the amount of approximately $8.4 million. The Company received a $9.0 million capital infusion from MCFC on October 10, 2014 prior to funding the $8.4 million cash remediation obligation.

Under the Plans, the Company's proportionate liability for customer remediation is approximately $13.5 million. The Company has accrued an additional $1.0 million related to the estimated proportionate share of further legal, administrator, audit and data fees.

On December 17, 2014, the OCC discussed with management the status of the Plans.  The OCC has reviewed the Plans and management has received no supervisory objections from the OCC to the Plans as presented. Management will continue to implement the Plans as outlined above.

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

The Company’s policy is to recognize transfers in and transfers out as of the ending of the reporting period. During fiscal years 2014 and 2013, there were no significant transfers in or out of Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of its financial instruments:

Cash and Cash Equivalents - Non-restricted and Restricted — The carrying value approximates fair value due to their liquid nature and classified as Level 1 in the fair value hierarchy.

Investments — Fair value for U.S. government bond investments is based on quoted prices for similar assets in active markets and classified as Level 2.  The carrying value of certificates of deposit approximates fair value due to their liquid nature and classified as Level 1 in the fair value hierarchy.

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

The carrying amounts and estimated fair values of our financial instruments at September 30, 2014 and 2013 are as follows:

`	As of September 30, 2014		As of September 30, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents - non-restricted	$7,656	$7,656	$1,923	$1,923
Cash and cash equivalents - restricted	621	621	623	623
Investments	350	350	1,719	1,719
Net finance receivables	227,221	227,304	314,672	313,215

Financial liabilities:
Amortizing term notes	$127,777	$129,328	$187,582	$190,268
Investment notes	54,773	58,945	63,908	66,987

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

There were no changes in our internal controls over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of fiscal year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an effective internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Exchange Act and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by the employees of CBD on behalf of the Company.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Based on these criteria and our assessment, we have determined that, as of September 30, 2014, our internal control over financial reporting was effective.

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

/s/ Timothy L. Stanley
Timothy L. Stanley
Chief Executive Officer
(Principal Executive Officer)

/s/ Laura V. Stack
Laura V. Stack
Chief Financial Officer, Treasurer and Asst. Secretary
(Principal Financial Officer)

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers.

Name	Age	Position

Timothy L. Stanley	56	Chief Executive Officer and Vice Chairman
Laura V. Stack	51	Chief Financial Officer, Treasurer, Asst. Secretary and Director
Robert F. Hatcher	72	Chairman

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

Timothy L. Stanley has served as a member of our Board since December 18, 2013.  Mr. Stanley has served as our Chief Executive Officer since October 13, 2014. Mr. Stanley joined Heights Finance Corporation (“Heights”) as its President since in April 2003. He has served as Heights' Chief Executive Officer since August 2004 and as the Chief Operating Officer of MCFC since September 2010.  Prior to joining Heights, Mr. Stanley spent 23 years with Wells Fargo Financial and held a variety of positions in branch operations, marketing, client services, and technology during his tenure, including Senior Vice President of the Information Services Group.  Mr. Stanley has management and financial experience as a chief executive officer and a chief operating officer of a financial services company.  He has oversight responsibility for the operations, legal, information technology and human resources functions of MCFC, as well as ongoing corporate-wide initiatives.  He also has oversight and corporate governance experience as a current member and former chairman of the American Financial Services Association and a current and former director of various corporate and nonprofit entities.

Since June 2007, Laura V. Stack has served as our Chief Financial Officer, Treasurer and Asst. Secretary.  She has been a member of the Board since January 12, 2010 and a member of our compensation and audit committees and the audit committee financial expert since December 2010.  Prior to December 2007, Ms. Stack was our Director of Corporate Finance and previously held the position of Controller. Ms. Stack joined us in 1999, after serving as Vice President for a financial services firm with responsibilities for accounting, cash management, financial/regulatory reporting, consolidating-corporation budget and auditing.  Ms. Stack serves on the board of directors for the charitable organizations, Friends of Alvin Ailey and the Junior Achievement.  Ms. Stack has accounting experience and knowledge about public companies, the concerns and challenges faced in our industry, our regulatory environment and significant experience in financial reporting of finance companies to the SEC and our lenders.

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

We are a wholly-owned subsidiary of MCFC. In view of this, the small size of our Board and that we do not have publicly traded equity securities that are subject to exchange listing requirements, we do not have a separate standing nominating committee. The functions which are normally performed by the nominating committee are performed by our Board as a whole. Our Board has formed audit and compensation committees, each consisting of two members of our Board, Laura V. Stack and Timothy L. Stanley.  In recognition of the expertise and experience of the MCFC Board Compensation Committee (the "MCFC Compensation Committee"), our compensation committee (the "Compensation Committee") relies and expects to continue to rely heavily on the MCFC Compensation Committee in fulfilling the functions of a compensation committee. Our Compensation Committee has a separate charter. Ms. Stack has been appointed the chair of the audit committee and is an audit committee financial expert.  The designation of a person as an “audit committee financial expert”, within the meaning of the rules under Section 407 of the Sarbanes-Oxley Act of 2002, shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the audit committee, nor shall it decrease the duties and obligations of other audit committee members or the Board.  In recognition of the expertise and experience of the risk and audit committee of MCFC, (the "MCFC Risk and Audit Committee"), our audit committee (the "Audit Committee")relies and expects to continue to rely heavily on MCFC’s Risk and Audit committee in fulfilling the functions of an audit committee.  The Audit Committee has a separate charter. Our executive officers and directors, including our principal executive, financial and principal accounting officers are subject to our Code of Business Conduct and Ethics, a copy of which may be obtained at no charge from us upon written request directed to us at Pioneer Financial Services Inc., 4700 Belleview Ave., Suite 300, Kansas City, Missouri 64112.

ITEM 11.                                         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to each of our Principal Executive Officer (referred to in this CD&A as our “Chief Executive Officer”), Principal Financial Officer (referred to in this CD&A as our “Chief Financial Officer”) and other executive officers for all services rendered by these officers in all capacities to us during fiscal 2014.  During the last completed fiscal year, we had two persons who served as Chief Executive Officer - Thomas H. Holcom and Joseph B. Freeman. Mr. Holcom resigned on January 2, 2014 and Mr. Freeman resigned on October 13, 2014. Mr. Freeman and Ms. Stack were employed by CBD and Mr. Holcom was employed by MCFC.  Each of our Chief Executive Officers provided less than 50% of his services to us.  Our Chief Financial Officer, Laura V. Stack, provided over 50% of her services to us during the fiscal year 2014.  All compensation for the named and other executive officers is generally paid by CBD or MCFC. As disclosed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations,” we pay CBD and MCFC various fees for services provided to us. The compensation for the Chief Executive Officer is reviewed by the MCFC Compensation Committee.  For fiscal 2014, the compensation of the Chief Financial Officer was reviewed by the Chief Executive Officer of the Company.

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

MCFC Compensation Committee’s Responsibilities

In recognition of the expertise and experience of the MCFC Compensation Committee, our Compensation Committee relies and expects to continue to rely heavily on the MCFC Compensation Committee in fulfilling the functions of a compensation committee. The MCFC Board established the MCFC Compensation Committee that is responsible for oversight of MCFC’s executive compensation program, including stock grants, to ensure that CBD and MCFC provide the appropriate motivation to retain key executives and employees and achieve superior corporate performance and shareholder value. The MCFC Compensation Committee is responsible for all matters dealing with executive officers’ and directors' compensation including: annual incentive plans, employment contracts for executive officers and restricted stock unit awards for eligible employees.

The MCFC Compensation Committee is composed of three MCFC Board Directors and meets approximately four times per year.  Reports of the MCFC Compensation Committee’s actions and recommendations are presented to the full MCFC Board after each meeting.  In May 2014, the MCFC Compensation Committee engaged Blanchard Consulting Group (“Blanchard”), an independent executive compensation consultant, to advise it on compensation practices for executive officers based on information provided to Blanchard by MCFC’s management and Blanchard’s independent research.  Blanchard completed a formal executive compensation review (“Blanchard Report”) and presented this to the MCFC Compensation

Committee in October 2014.  A formal review of executive compensation is completed every two years by an independent executive compensation consultant.

Compensation Philosophy

MCFC is a privately held company and its primary concerns are providing value for its shareholders and meeting our obligations to our investment note holders.  Accordingly, the guiding compensation philosophy of the MCFC Compensation Committee is to establish a compensation program that will enable the attraction, development, and retention of key executives and employees who are motivated to achieve excellent corporate performance, strong results of operations and cash flows and sustained long-term shareholder value.  Furthermore, the pay practices we have in place do not encourage employees to take inappropriate or excessive risks that would be potentially detrimental to our financial or operating results, our cash flow, our profits and the interests of our investment note holders.

Program Elements

Our executive compensation program is composed of base salary, annual incentive compensation and long-term incentive compensation.  The following table outlines the total compensation earned by, and awarded to, our named executive officers for services provided to us in any capacity.

Total Compensation

Name and Principal Position	Year	Base Salary	Bonus	Annual Incentive (3)	Restricted Stock Units	All Other Compensation	Total Annual Compensation

Joseph B. Freeman (1)
Chief Executive Officer	2014	$80,481	$30,000	$—	$9,893	$4,303	$124,677
	2013	72,577	—	—	2,003	5,064	79,644
	2012	64,385	—	4,643	4,492	5,521	79,041

Thomas H. Holcom Jr. (2)
Chief Executive Officer	2014	$380,738	$—	$—	$10,717	$3,191	$394,646
	2013	108,000	—	—	2,003	8,754	$118,757
	2012	70,654	—	9,564	10,312	6,200	$96,730

Laura V. Stack
Chief Financial Officer	2014	$95,835	$18,120	$—	$13,190	$5,728	$132,873
	2013	92,001	—	38,876	4,007	6,605	141,489
	2012	88,972	—	—	3,085	7,962	100,019

(1) Mr. Freeman was appointed Chief Executive Officer on January 2, 2014 and resigned from the Company effective October 13, 2014. Mr. Freeman received a retention bonus payment in 2014.
(2) Mr. Holcom resigned from the Company on January 2, 2014. Mr. Holcom's 2014 salary includes 100% of his severance payment and was paid by the Company in fiscal 2014.
(3) Annual incentives earned are generally paid in the subsequent fiscal year.

Base Salary

Base salaries are determined after considering an individual’s responsibilities, experience and overall job performance.  The MCFC Compensation Committee reviewed the competitiveness of base compensation as compared to market published survey data and a third-party peer group in the Blanchard Report.  Base salaries are targeted at the midpoint to seventy-fifth percentile of the market based on job experience and as compared to similar positions in markets where we compete for talent.

The third-party peer group of companies consists of:

	Company Name	Ticker	Total Assets 2013Y ($000)	Market Cap 2013Y ($M)	ROAA 2013Y (%)	ROAE 2013Y (%)	Net Interest Margin 2013Y (%)
1	Springleaf Holdings, Inc.	LEAF	14,522,365	2,902	0.62	6.11	8.33
2	Credit Acceptance Corporation	CACC	2,627,600	2,982	10.97	37.95	21.50
3	LendingClub Corporation		2,580,624	NA	0.54	12.63	0.00
4	Cash America International, Inc.	CSH	2,168,886	1,073	7.59	13.85	39.02
5	Waterstone Financial, Inc.	WSBF	1,947,039	348	0.90	7.01	2.56
6	MidWestOne Financial Group, Inc.	MOFG	1,755,218	231	1.06	10.59	3.46
7	Meta Financial Group, Inc.	CASH	1,691,989	231	0.78	9.36	2.52
8	DFC Global Corp.		1,611,600	554	(0.05)	(0.19)	(17.04)
9	EZCORP, Inc.	EZPW	1,522,367	915	2.90	4.17	NM
10	BankFinancial Corporation	BFIN	1,453,594	193	0.23	1.89	3.33
11	West Bancorporation, Inc.	WTBA	1,442,404	253	1.17	13.22	3.48
12	Pulaski Financial Corp.	PULB	1,275,944	114	0.75	8.04	3.71
13	Ames National Corporation	ATLO	1,233,084	208	1.14	9.76	3.18
14	HF Financial Corp.*	HFFC	1,217,512	92	0.50	5.96	2.63
15	Nicolet Bankshares, Inc.	NCBS	1,198,803	71	1.62	17.00	4.11
16	Tri City Bankshares Corporation	TRCY	1,180,647	118	0.75	7.99	3.53
17	NASB Financial, Inc.*	NASB	1,144,155	216	2.34	14.87	3.87
18	Hawthorn Bancshares, Inc.	HWBK	1,140,122	61	0.43	6.23	3.72
19	Baylake Corp.	BYLK	996,776	102	0.83	8.55	3.58
20	World Acceptance Corporation	WRLD	878,866	1,045	12.85	27.19	61.34
21	First Community Financial Partners, Inc.	FCMP	867,576	64	1.90	21.23	3.37
22	Southern Missouri Bancorp, Inc.	SMBC	796,391	85	1.32	10.19	4.02
23	First Cash Financial Services, Inc.	FCFS	694,727	1,790	14.79	21.90	NM
24	HMN Financial, Inc.	HMNF	648,622	47	4.55	42.22	3.44
25	First Clover Leaf Financial Corp.	FCLF	622,044	69	0.55	4.40	2.95
26	Guaranty Federal Bancshares, Inc.	GFED	619,888	30	0.82	10.34	3.44
27	Blue Valley Ban Corp.	BVBC	609,086	26	0.17	2.73	3.13
28	Regional Management Corporation	RM	503,995	429	6.13	19.75	28.62
29	America's Car‐Mart, Inc.	CRMT	363,297	418	9.56	16.98	12.80
30	Prosper Marketplace, Inc.		358,451	NA	(12.34)	(156.17)	NA
31	Nicholas Financial, Inc.	NICK	283,430	179	7.61	14.83	27.00
32	QC Holdings, Inc.	QCCO	97,273	31	(11.42)	(17.41)	(1.60)

All executive officers are eligible for an annual merit increase to base salary, effective January 1, based primarily on performance of job responsibilities and accomplishment of predetermined performance objectives.  Job accomplishments are measured by a written performance appraisal which includes evaluating the key responsibilities of the position using five levels of defined performance ratings culminating in an overall job performance rating. The Chief Executive Officer of PFS evaluates the Chief Financial Officer's performance and the Chief Executive Officer of MCFC evaluates our Chief Executive Officer’s performance.

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

Incentive and Retention Plan Awards

Generally, incentives are determined by the MCFC Compensation Committee and based upon meeting various financial and performance target metrics. For the fiscal year 2014, performance metrics were not met and none of the named executives received a cash incentive payment for fiscal 2014.

Long Term Incentive Awards

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

The MCFC Compensation Committee reviewed the competitiveness of LTIP compensation as compared to market published survey data and a third-party peer group in the Blanchard Report.  The following table provides information concerning options exercised and restricted stock awards vested during the year ended September 30, 2014, for each of our named executive officers.

Option Exercises and Restricted Stock Vested

	Option Awards		Restricted Stock Units
Name	Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired	Value Realized on Vesting ($)
Joseph B. Freeman
December 1, 2013	—	$—	1,440	$9,893
December 1, 2012	—	—	252	2,003
December 1, 2011	—	—	419	4,492
Thomas H. Holcom Jr.
December 1, 2013	—	$—	7,253	$49,827
December 1, 2012	—	—	252	2,003
December 1, 2011	—	—	963	10,312
Laura V. Stack
December 1, 2013	—	$—	1,920	$13,190
December 1, 2012	—	—	504	4,007
December 1, 2011	—	—	288	3,085

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

Conclusion

We are satisfied that the base salary, annual incentive plan and long-term incentive plan provided to our named executive officers by CBD and MCFC are structured to foster a performance-oriented culture.  They create strong alignment with the long-term best interests of our shareholder and note holders.  Compensation levels are reasonable in light of services provided, executive performance, our performance and industry practices.  Furthermore, the pay practices we have in place do not encourage employees to take inappropriate or excessive risks that would be potentially detrimental to our financial or operating results, our cash flow, our profits and the interests of our investment note holders.

Potential payments upon termination

Under the employment agreement between Joseph B. Freeman, the Company and CBD, if Mr. Freeman were to be terminated by the Company without cause or by Mr. Freeman with good reason as of September 30, 2014, Mr. Freeman would be entitled to payments as stipulated in the terms of his signed employment agreement, as follows.

Severance Benefits

	Average Base Salary (1)	Average Annual Incentive	Total

Joseph B. Freeman	$241,603	$5,159	$246,762

(1) Average amounts are based on the most current three years and assumes PFS pays 100% of severance.

No severance payment is provided for any of the executive officers in the event of death, disability or retirement.  Assuming the employment of our named executive officers were to be terminated due to death, disability or retirement after attaining age 65, restricted stock unit awards would automatically vest.  If employment of the named executive officer is terminated because of death or disability, stock options may be exercised to the extent exercisable on the termination date.  In the case of retirement after attaining age 65, stock options and restricted stock unit awards would become fully vested on the termination date.  Upon all other terminations, the amounts in the AIP and LTIP would be forfeited.

REPORT OF THE COMPENSATION COMMITTEE

Our Compensation Committee has, with the assistance of the MCFC Compensation Committee, reviewed and discussed the CD&A presented above with management.  Based on that review and discussion, our Compensation Committee has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

By: Laura V. Stack and Timothy L. Stanley.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As previously stated, the members of the Board are Joseph B. Freeman, Laura V. Stack, Robert F. Hatcher and Timothy L. Stanley.  Mr. Freeman, Ms. Stack and Mr. Stanley were all employees of the Company during the fiscal year. Mr. Freeman, our former Chief Executive Officer, and Ms. Stack, our Chief Financial Officer were both members of the Compensation Committee during fiscal 2014. Currently, Mr. Stanley, our Chief Executive Officer, and Ms. Stack, our Chief Financial Officer, are the Compensation Committee members. During the past three fiscal years, none of our executive officers served on the MCFC Compensation Committee or any compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on the MCFC Compensation Committee.

ITEM 12.                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2014, MCFC, a Georgia corporation, owned one share of our common stock, which constitutes our only outstanding and issued share of common stock.  We have no other class of capital stock authorized. The address of MCFC is 201 Second Street, Suite 950, Macon, Georgia 31201.  MCFC has sole voting and investment power with respect to the share of our common stock set forth above.  Neither our directors nor any of our executive officers own any shares of our common stock.

ITEM 13.                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our former Chief Executive Officer, Thomas H. Holcom, Jr., owns investment notes issued by us.  Amounts held by Mr. Holcom totaled approximately $185,000 and $550,000 at September 30, 2014 and 2013 respectively.  These investment notes will mature in 2015, and bear a weighted-average interest rate of 3.87%.  Carol Jackson, a member of the MCFC Board, owned investment notes issued by us. Amounts held by her totaled zero and approximately $586,000 at September 30, 2014 and 2013, respectively. These investment notes matured in 2014 and bore a weighted-average interest rate of 8.25% (See Note 6 to the consolidated financial statements).

We entered into a LSMS Agreement with CBD in June 2013.  Under the LSMS agreement, we buy certain military loans that CBD originates and receive management and record keeping services from CBD.  The following table represents the related party transactions associated with this agreement and other related transactions for the periods presented.

	As of and for the Years Ended September 30,
	2014	2013	2012
	(dollars in thousands)
Loan purchasing:
Loans purchased from CBD	$143,098	$235,077	$239,616

Management and record keeping services:
Monthly servicing to CBD (1)	$21,675	$31,382	$33,821
Monthly special services fee to CBD (2)	3,311	—	—
Monthly base fee to CBD (3)	250	—	—
Monthly indirect cost allocations to MCFC (4)	548	674	750
Monthly relationship fee to CBD (5)	2,257	4,759	5,084
Total management and record keeping services	$28,041	$36,815	$39,655

Other transactions:
Fees paid to CBD in connection with loans purchased ($30.00 each loan purchased)	$2,142	$3,401	$3,277
Tax payments to MCFC	2,278	7,432	9,845
Dividends paid to MCFC	3,231	24,618	6,773
Direct cost allocations to MCFC (6)	1,159	979	746
Other reimbursements to CBD	1,047	—	—
Total other transactions	$9,857	$36,430	$20,641

(1)
Effective April 1, 2014, the monthly servicing fee to CBD became 0.43% of outstanding principle under the amended LSMS Agreement. The monthly servicing fee to CBD was 0.68% of outstanding principal for the twelve month period April 1, 2013 to March 31, 2014. Prior to April 1, 2013, the monthly servicing fee was 0.70% of outstanding principal.

(2)	Effective on April 1, 2014, fees for special services performed by CBD under the amended LSMS Agreement.

(3)	Effective April 1, 2014, $500,000 annual base fee, payable monthly to CBD. Prorated for fiscal 2014.

(4)	$750,000 annual maximum for fiscal years 2014, 2013 and 2012.

(5)
Monthly relationship fee to CBD is equal to $2.91 for each loan owned at the prior fiscal year end for the six months ended March 31, 2014. Monthly relationship fee to CBD is equal to $2.82 for each loan owned at June 21, 2013 for the three month period July 1, 2013 through September 30, 2013.  Prior to June, 21, 2013, the monthly relationship fee was $2.82 for each loan owned at the prior fiscal year end. The monthly relationship fee ceased on March 31, 2014 with the amended LSMS Agreement.

(6)	$1,754,800 annual maximum for fiscal year 2014 plus 7% per annum thereafter. $1,640,000 annual maximum for fiscal year 2013 and 2012.

Policies and Procedures

     The Audit Committee, with the assistance of the MCFC Risk and Audit Committee, reviews, approves or ratifies any related party transactions.  The review includes the nature of the relationship, the materiality of the transaction, the related person’s interest in the transaction and position, the benefit to us and the related party, and the effect on the related person’s willingness or ability in making such determination to properly perform their duties here.

Director Independence

On September 30, 2014, our Board consisted of the following four persons: Joseph B. Freeman, Laura V. Stack, Robert F. Hatcher and Timothy L. Stanley.  As each of these individuals is an executive officer of PFS or an executive officer of our parent, our Board has determined that none of these individuals are independent, as the term is defined under the listing standards of the NASDAQ Global Select Market. Our only outstanding share of common stock is held by MCFC and neither our common stock nor investment notes are listed on any national exchange stock. Therefore, our Company is a “controlled company” and may rely on NASDAQ Rules 5605(b)(1) and 5615(c)(2) as an exemption to the requirement that a majority of the Board members be independent, pursuant to Item 407(a)(1)(ii) of Regulation S-K. None of the members of our Board sit on the board of directors of any public company.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Report of the Audit Committee

In fulfilling its oversight responsibilities, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, reviewed and discussed the audited consolidated financial statements for fiscal year 2014 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, discussed with our independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) AU380, “Communication with Audit Committees.”

The Audit Committee, with the assistance of the MCFC Risk and Audit Committee, has received from our independent registered public accounting firm written disclosures and a letter concerning their independence from us, as required by Ethics and Independence Rule 3526, “Communication with Audit Committees Concerning Independence.” These disclosures have been reviewed by the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, and discussed with our independent registered public accounting firm. The Audit Committee, with the assistance of the MCFC Risk and Audit Committee, has considered whether audit-related and non-audit related services provided by our independent registered public accounting firm to the Company are compatible with maintaining the auditors’ independence and has discussed with the auditors their independence.

Based on these reviews and discussions, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, has recommended that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended September 30, 2014 for filing with the U.S. Securities and Exchange Commission.

By the Audit Committee:

/s/ Laura V. Stack
Laura V. Stack

/s/ Timothy L. Stanley
Timothy L. Stanley

Audit Fees

Deloitte & Touche LLP, ("DT"), has been engaged to perform the audit of the financials for the fiscal year ended September 30, 2014 and 2013.  The aggregate fees DT billed for professional services rendered in fiscal years 2014 and 2013 were approximately $331,000 and $298,000 respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2014 and 2013 by DT, which are not reported under “Audit Fees” above, were approximately $28,000 and $28,000 respectively.  These fees were primarily for out-of-pocket expenses.

Tax Fees

The aggregate fees billed for tax services rendered in fiscal year 2014 and 2013 by DT were approximately $150,000 and $160,000, respectively.  These fees were primarily for preparation of federal and state tax returns.

All Other Fees

There were no other fees paid to DT for fiscal 2014 and 2013.

PART IV

ITEM 15.                                                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations, warranties and covenants by the parties and other factual information about us, CBD or MCFC or their respective businesses or operations. These representations, warranties covenants and other factual statements (i) have been made solely for the benefit of the other party or parties to such agreements; (ii) were made only as of the date of such agreements or such other date(s) as expressly set forth in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure; (iii) may have been subject to qualifications with respect to materiality, knowledge and other matters, which qualifications modify, qualify and create exceptions to the representations, warranties and covenants in the agreements; (iv) may be qualified by disclosures made to such other party or parties in connection with signing such agreements, which disclosures contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants in the agreements; (v) have been made to reflect the allocation of risk among the parties to such agreements rather than establishing matters as facts; and (vi) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations, warranties, covenants and statements of act should not be relied upon by investors as they may not describe our actual state of affairs as of September 30, 2014 or as of the date of filing this Annual Report on Form 10-K.

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

10.4
Amendment No. 2 to Secured Senior Lending Agreement dated as of March 29, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders and UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 4.6 to Form 10-Q filed with the SEC on August 13, 2010).

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

10.39
Amendment No. 37 to the Secured Senior Lending Agreement dated May 5, 2014 among the Company, the listed lenders and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2014).

10.40
Amendment No. 38 to Secured Senior Lending Agreement dated August 15, 2014, among the Company, the listed lenders and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2014).

10.41
Amendment No. 39 to Secured Senior Lending Agreement dated November 17, 2014, among the Company, the listed lenders and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2014).

10.42*	Employment Agreement dated November 29, 2010 between the Company and Thomas H. Holcom (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 3, 2010).
10.43*
Employment Agreement dated February 1, 2007 between the Company and Laura V. Stack. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 29, 2008).

10.44*	Employment Agreement dated November 29, 2010 between the Company and Joseph B. Freeman (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 3, 2010).
10.45
Amended and Restated Non-Recourse Loan Sale and Master Services Agreement dated as of June 12, 2009 among MidCountry Bank through its Pioneer Military Lending Division, Pioneer Funding, listed other affiliated entities of the Company and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated June 18, 2009).

10.46
Unlimited Continuing Guaranty, dated as of June 12, 2009, from MidCountry Financial Corp. in favor of UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated June 18, 2009).

10.47
Oracle Services Agreement and Amendment No. 1, dated May 18, 2011, between the Company and Oracle Financial Services Software, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on form 10-K filed with the SEC on December 20, 2012).

10.48	Expense Sharing Agreement, dated June 21, 2013, between the Company and MidCountry Financial Corp. and its subsidiaries (filed herewith).
10.49*
Amendment to Employment Agreement between the Company and Joseph B. Freeman dated December 18, 2013 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on December 23, 2013).

10.50***	Agreement between the Company and Fidelity Information Services, LLC dated August 15, 2014 (filed herewith).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on form 10-K filed with the SEC on December 20, 2012).
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

101**
The following financial information from Pioneer Financial Services, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014, filed with the SEC on December 23, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the years ended 2014, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2014 and September 30, 2013, (iii) the Condensed Consolidated Statement of Cash Flows for years ended 2014, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements.

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
***Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Commission as part of an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER FINANCIAL SERVICES, INC.

/s/ Timothy L. Stanley
Timothy L. Stanley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	December 22, 2014
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer, Treasurer, Asst.	December 22, 2014
Laura V. Stack	Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert F. Hatcher	Chairman	December 22, 2014
Robert F. Hatcher