Form 10-Q
period 2014-12-31
PIONEER FINANCIAL SERVICES INC
filed 2015-02-13
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2015
Common Stock, no par value	One Share
As of February 13, 2015, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
December 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of December 31, 2014 and September 30, 2014
(unaudited)

	December 31, 2014	September 30, 2014
	(dollars in thousands)

ASSETS

Cash and cash equivalents - non-restricted	$12,247	$7,656
Cash and cash equivalents - restricted	621	621
Investments	—	350
Gross finance receivables	261,559	268,522
Less:
Unapplied finance receivable payments	(4,895)	—
Unearned fees	(9,138)	(9,451)
Allowance for credit losses	(31,200)	(31,850)
Net finance receivables	216,326	227,221

Furniture and equipment, net	3,452	2,567
Net deferred tax asset	17,914	20,669
Prepaid and other assets	5,374	8,119
Deferred acquisition costs	988	1,103

Total assets	$256,922	$268,306

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks	$2,500	$—
Accounts payable	111	316
Accrued expenses and other liabilities	6,032	7,738
Voluntary remediation payable	6,692	14,552
Amortizing term notes	118,911	127,777
Investment notes	48,975	54,773

Total liabilities	183,221	205,156

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394	86,394
Additional paid in capital	9,022	—
Accumulated other comprehensive income	—	—
Retained deficit	(21,715)	(23,244)

Total stockholder’s equity	73,701	63,150

Total liabilities and stockholder’s equity	$256,922	$268,306

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
For the three months ended December 31, 2014 and 2013
(unaudited)

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)

Interest income and fees	$19,741	$26,524

Interest expense	3,082	4,453

Net interest income before provision for credit losses	16,659	22,071
Provision for credit losses	7,283	10,942
Net interest income	9,376	11,129

Debt protection income, net
Debt protection revenue	425	909
Claims paid and change in reserves	(166)	(140)
Third party commissions	(46)	(98)
Total debt protection income, net	213	671

Other revenue	2	6

Total non-interest income, net	215	677

Non-interest expense
Management and record keeping services	5,823	8,580
Professional and regulatory fees	497	411
Amortization of intangibles	—	311
Other operating expenses	748	673
Total non-interest expense	7,068	9,975

Income before income taxes	2,523	1,831
Provision for income taxes	994	673
Net income	$1,529	$1,158

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
For the three months ended December 31, 2014 and 2013
(unaudited)

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)

Net income	$1,529	$1,158
Other comprehensive loss:
Unrealized losses on investment securities available for sale, gross:	—	(6)
Tax benefit	—	2
Total other comprehensive loss, net of tax	—	(4)
Total comprehensive income	$1,529	$1,154

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the three months ended December 31, 2014 and 2013
(unaudited)

	Total	Common Stock	Additional Paid in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income
	(dollars in thousands)

Balance, September 30, 2013	$104,672	$86,394	$—	$18,269	$9

Total comprehensive income	1,154	—	—	1,158	(4)
Dividends paid to parent	(1,282)	—	—	(1,282)	—

Balance, December 31, 2013	$104,544	$86,394	$—	$18,145	$5

Balance, September 30, 2014	$63,150	$86,394	$—	$(23,244)	$—

Capital contribution from parent	9,022	—	9,022	—	—
Total comprehensive income	1,529	—	—	1,529	—

Balance, December 31, 2014	$73,701	$86,394	$9,022	$(21,715)	$—

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the three months ended December 31, 2014 and 2013
(unaudited)

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)

Cash flows from operating activities:
Net income	$1,529	$1,158
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	7,283	10,942
Depreciation and amortization	28	342
Deferred income taxes	2,755	(108)
Interest accrued on investment notes	698	704
Changes in:
Voluntary remediation payable	(7,860)	—
Accounts payable and accrued expenses	(1,911)	(141)
Deferred acquisition costs	115	345
Unearned premium reserves	(164)	(895)
Prepaid and other assets	2,745	6,560

Net cash provided by operating activities	5,218	18,907

Cash flows from investing activities:
Finance receivables purchased from affiliate	(44,570)	(52,478)
Finance receivables purchased from retail merchants	—	(932)
Finance receivables repaid	48,346	61,531
Capital expenditures	(933)	—
Investments matured and sold	350	600

Net cash provided by investing activities	3,193	8,721

Cash flows from financing activities:
Net borrowings/(repayments) under lines of credit	2,500	(19,240)
Proceeds from borrowings	11,200	21,725
Repayment of borrowings	(26,542)	(25,898)
Capital contribution from parent	9,022	—
Dividends paid to parent	—	(1,282)

Net cash used in financing activities	(3,820)	(24,695)

Net increase in cash and equivalents	4,591	2,933

Cash and cash equivalents - non-restricted, Beginning of period	7,656	1,923

Cash and cash equivalents - non-restricted, End of period	$12,247	$4,856

Additional cash flow information:
Interest paid	$2,721	$4,313
Income taxes paid	661	365
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2014 and September 30, 2014 and for the three months ended December 31, 2014 and December 31, 2013
(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated.  We were acquired on May 31, 2007 by MidCountry Financial Corp, a Georgia corporation (“MCFC”), as a wholly owned subsidiary.  The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K. In the opinion of the management of the Company, these financial statements reflect all normal and recurring adjustments necessary to present fairly these consolidated financial statements in accordance with generally accepted accounting principles.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and in disclosures of contingent assets and liabilities. We use estimates and employ judgments in determining the amount of our allowance for credit losses, debt protection claims and policy reserves, valuation of goodwill and separately identifiable intangible assets, deferred tax assets and liabilities and establishing the fair value of our financial instruments.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the first quarter of fiscal 2015, we purchased $79.0 million of military loans from CBD compared to $93.2 million during the first quarter of fiscal 2014.  We acquired no retail installment contracts during the first quarter of fiscal 2015 compared to $1.1 million during the first quarter of fiscal 2014.  Approximately 39.3% of the amount of military loans we purchased in the first quarter of fiscal 2015 were refinancings of outstanding loans compared to 40.0% during the first quarter of fiscal 2014.

We ceased purchasing of retail installment contracts on March 31, 2014. CBD has assumed the relationships with members of our retail merchant network. We will purchase direct military loans made by CBD to customers of such retail merchants who wish to finance a retail purchase with a direct military loan from CBD.

In the normal course of business, we receive some customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  On December 31, 2014, we collected $7.1 million in customer loan payments in advance of the payment due date of January 1, 2015. These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables of $4.9 million and the corresponding accrued interest receivable of $2.2 million.  Unapplied finance receivable payments consist of principal amounts collected on December 31, 2014, but due on January 1, 2015. There were no Federal Government Allotment System payments received in advance of the payment due dates on September 30, 2014.

The following table represents finance receivables for the periods presented:

	December 31, 2014	September 30, 2014
	(dollars in thousands)

Finance Receivables:
Military loans	$258,306	$263,675
Retail installment contracts	3,253	4,847
Gross finance receivables	261,559	268,522

Less:
Unapplied finance receivable payments	(4,895)	—
Gross finance receivables less unapplied finance receivable payments	256,664	268,522

Less:
Net deferred loan fees and dealer discounts	(4,850)	(4,573)
Unearned debt protection fees	(2,517)	(2,682)
Debt protection claims and policy reserves	(1,771)	(2,196)
Total unearned fees	(9,138)	(9,451)

Finance receivables - net of unearned fees and unapplied finance receivable payments	247,526	259,071

Allowance for credit losses	(31,200)	(31,850)

Net finance receivables	$216,326	$227,221

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	For the Three Months Ended December 31, 2014			For the Three Months Ended December 31, 2013
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$30,537	$1,313	$31,850	$30,058	$1,342	$31,400
Finance receivables charged-off	(8,586)	(381)	(8,967)	(10,404)	(845)	(11,249)
Recoveries	953	81	1,034	724	83	807
Provision	7,415	(132)	7,283	9,697	1,245	10,942
Balance, end of period	$30,319	$881	$31,200	$30,075	$1,825	$31,900

Finance receivables	$258,306	$3,253	$261,559	$339,024	$12,286	$351,310
Allowance for credit losses	(30,319)	(881)	(31,200)	(30,075)	(1,825)	(31,900)
Balance net of allowance	$227,987	$2,372	$230,359	$308,949	$10,461	$319,410

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) on either military loans or retail installment contracts has not been received and accrued interest is not more than 92 days. As of December 31, 2014, we had $14.9 million in military loans and $0.4 million in retail installment contracts where the accrual of interest income has been suspended, compared to $16.2 million in military loans and $1.1 million in retail installment contracts as of September 30, 2014.

We consider a loan impaired when a full payment has not been received for 180 days and is also 30 days contractually past due. Impaired loans are removed from our finance receivable portfolio, including any accrued interest, and charged against income. As of December 31, 2014, we had $0.9 million in military loans and $0.01 million in retail installment contracts of accrued interest for non-performing assets.  As of September 30, 2014, we had $0.9 million in military loans and $0.02 million in retail installment contracts of accrued interest for assets where the accrual of interest income had been suspended. We do not restructure troubled debt as a form of curing delinquencies.

A large portion of our customers are unable to obtain financing from traditional sources due to factors such as time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.  As a result, our receivables do not have a credit risk profile that can be easily measured by the credit quality indicators normally used by the financial markets. We manage the risk by closely monitoring the performance of the portfolio and through our purchase criteria. The following reflects the credit quality of the Company’s finance receivables portfolio:

	December 31, 2014	September 30, 2014
	(dollars in thousands)
Total finance receivables:
Gross balance	$261,559	$268,522
Loans accruing interest	246,261	251,276
Loans on non-accrual	15,298	17,246
Non-performing loans as a percent of gross balance	5.85%	6.42%

Military loans:
Gross balance	$258,306	$263,675
Loans accruing interest	243,402	247,481
Loans on non-accrual	14,904	16,194
Non-performing loans as a percent of gross balance	5.77%	6.14%

Retail installment contracts:
Gross balance	$3,253	$4,847
Loans accruing interest	2,859	3,795
Loans on non-accrual	394	1,052
Non-performing loans as a percent of gross balance	12.11%	21.70%

As of December 31, 2014 and September 30, 2014, the past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	As of December 31, 2014
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$3,588	$9,405	$12,993	$245,313	$258,306
Retail installment contracts	108	332	440	2,813	3,253
Total	$3,696	$9,737	$13,433	$248,126	$261,559

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2014
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$4,120	$10,083	$14,203	$249,472	$263,675
Retail installment contracts	145	482	627	4,220	4,847
Total	$4,265	$10,565	$14,830	$253,692	$268,522

Additionally, we have adopted purchase criteria, which was developed from our past customer credit repayment experience and is periodically evaluated based on current portfolio performance.  These criteria require the following:

•	All borrowers are primarily active duty, or career retired U.S. military personnel or U.S. Department of Defense employees;

•	All potential borrowers must complete standardized credit applications online via the Internet; and

•	All loans must meet additional purchase criteria developed from our past credit repayment experience and is periodically revalidated based on current portfolio performance.

These criteria are used to help minimize the risk of purchasing loans where there is an unwillingness or inability to repay. The CBD limits the loan amount to that which the customer could reasonably be expected to repay.

NOTE 3: RELATED PARTY TRANSACTIONS

We entered into the fourth amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD in November 2014.  Under the LSMS Agreement, we buy certain military loans that CBD originates and receive management and record-keeping services from CBD. The following table represents the related party transactions associated with this agreement and other related party transactions for the periods presented.

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)

Loan purchasing:
Loans purchased from CBD	$44,570	$52,478

Management and record keeping services:
Monthly servicing to CBD (1)	$3,927	$7,321
Monthly special services fee to CBD (2)	1,574	—
Monthly base fee to CBD (3)	125	—
Monthly indirect cost allocations to MCFC (4)	197	130
Monthly relationship fee to CBD (5)	—	1,129
Total management and record keeping services	$5,823	$8,580

Other transactions:
Fees paid to CBD in connection with loans purchase	$522	$784
Tax payments to MCFC	661	365
Dividends paid to MCFC	—	1,282
Direct cost allocations to MCFC (6)	291	291
Capital contribution from MCFC	9,022	—
Other reimbursements to CBD (7)	990	—
Total other transactions	$11,486	$2,722

(1)
Effective October 1, 2014, the monthly servicing fee to CBD was 0.496% of outstanding principal under the amended LSMS Agreement. The monthly servicing fee was 0.68% of outstanding principal for the first three months of fiscal 2014.

(2)	Effective on April 1, 2014, fees for special services that are not included in the LSMS Agreement. Fees are at a rate of 125% of the cost of such services.

(3)	Effective on April 1, 2014, $500,000 annual base fee, payable monthly to CBD.

(4)	$750,000 annual maximum for fiscal years 2015 and 2014.

(5)
The monthly relationship fee ceased on March 31, 2014 with the amended LSMS Agreement. The monthly relationship fee was $2.82 for each loan owned at the prior fiscal year end for the three months ended December 31, 2013.

(6)	This allocation has a $1,877,636 annual maximum for fiscal year 2015 plus 7% per annum thereafter. $1,754,800 annual maximum for fiscal year 2014.

(7)	A one-time fee of $1,650,000 to implement new consumer lending system and paid over five monthly installments beginning on October 1, 2014.

NOTE 4:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND INVESTMENTS

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

For the first three months of fiscal 2015 and the fiscal year ended September 30, 2014 there were no significant transfers in or out of Levels 1, 2 or 3.

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

The carrying amounts and estimated fair values of our financial instruments at December 31, 2014 and September 30, 2014 are as follows:

	December 31, 2014		September 30, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents - non-restricted	$12,247	$12,247	$7,656	$7,656
Cash and cash equivalents - restricted	621	621	621	621
Investments	—	—	350	350
Net finance receivables	216,326	214,730	227,221	227,304

Financial liabilities:
Amortizing term notes	$118,911	$120,321	$127,777	$129,328
Investment notes	48,975	52,677	54,773	58,945

The following table represents our recurring valuations of investments as of December 31, 2014 and September 30, 2014:

	December 31, 2014				September 30, 2014
	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(dollars in thousands)

Investments:
Certificates of deposit	$—	$—	$—	$—	$100	$—	$—	$100
U.S. government bonds	—	—	—	—	250	—	—	250
Total investments	$—	$—	$—	$—	$350	$—	$—	$350

During first three months of fiscal 2015 and 2014, the Company received $0.35 million and $0.6 million, respectively, in proceeds from the maturity of U.S. government bonds and certificates of deposit.  During the first three months of fiscal 2015 and 2014 we did not recognize any material realized gains or losses or receive proceeds on the sale of investment securities.

NOTE 5:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The term of the current SSLA ends on March 31, 2015 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of December 31, 2014, we could request up to $79.8 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of December 31, 2014, the lenders have indicated a willingness to participate in fundings up to an aggregate of $241.0 million during the next 12 months, including $121.4 million that is currently outstanding. Included in this amount are borrowings of $19.9 million from withdrawing banks that previously participated in the SSLA. Two banks, with a total funding participation of $21.5 million and $10.3 million in borrowings as of September 30, 2014, withdrew from the SSLA in the first quarter of fiscal 2015.

Our SSLA allows additional banks to become parties to the SSLA under a non-voting role. We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of December 31, 2014, the principal balance outstanding to non-voting banks under the SSLA was $2.6 million.

The aggregate notional balance outstanding under amortizing notes was $118.9 million and $127.8 million at December 31, 2014 and September 30, 2014, respectively.  There were 295 and 320 amortizing term notes outstanding at December 31, 2014 and September 30, 2014, respectively, with a weighted-average interest rate of 6.03% and 6.09%, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 5.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  In the first fiscal quarter of 2015 and 2014, uncommitted availability fees were $0.1 million and $0.2 million, respectively.

Advances outstanding under the revolving credit line were $2.5 million and zero at December 31, 2014 and September 30, 2014, respectively.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 4.00%, whichever is greater.  Interest on borrowings was 4.00% at December 31, 2014.

Substantially all of our assets secure the debt under the SSLA.  The SSLA also limits, among other things, our ability to: (1) incur additional debt from the lenders beyond that allowed by specific financial ratios and tests; (2) borrow or incur other additional debt except as permitted in the SSLA; (3) pledge assets; (4) pay dividends; (5) consummate certain asset sales and dispositions; (6) merge, consolidate or enter into a business combination with any other person; (7) pay to MCFC direct and indirect expense allocation charges each year except as provided in the SSLA; (8) purchase, redeem, retire or otherwise acquire any of our outstanding equity interests; (9) issue additional equity interests; (10) guarantee the debt of others without reasonable compensation and only in the ordinary course of business; or (11) enter into management agreements with our affiliates.

Under the SSLA, we are subject to certain financial covenants requiring that we, among other things, maintain specific financial ratios and satisfy certain financial tests.  In part, these covenants require us to: (1) maintain an allowance for credit losses equal to or greater than the allowance for credit losses shown on our audited financial statements as of the end of our most recent fiscal year and at no time less than 5.25% of our consolidated net finance receivables, unless otherwise required by GAAP; (2) limit our senior indebtedness as of the end of each quarter to not greater than three and one half times our tangible net worth; (3) maintain a positive net income in each fiscal year; (4) limit our senior indebtedness as of the end of each quarter to not greater than 70% of our consolidated net finance receivables; and (5) maintain a consolidated total required capital of at least $75 million plus 50% of the cumulative positive net income earned by us during each of our fiscal years ending after September 30, 2008.  Any part of the 50% of positive net income not distributed by us as a dividend for any fiscal year within 120 days after the last day of such fiscal year must be added to our consolidated total required capital and may not be distributed as a dividend or otherwise.  No part of the consolidated total required capital may be distributed as a dividend.  Except as required by law, we may not stop purchasing small loans to military families from CBD, unless the lenders consent to such action.

In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty and a Negative Pledge Agreement in favor of the Agent.

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $49.0 million, which includes a $0.1 million purchase adjustment at December 31, 2014, and $54.8 million, which includes a $0.1 million purchase adjustment at September 30, 2014.  The purchase adjustments relate to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $50,649 and $53,221, with a weighted interest rate of 9.19% and 9.20% at December 31, 2014 and September 30, 2014, respectively.

On January 16, 2015, we filed with the Securities and Exchange Commission ("SEC") our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2015 Registration Statement”).  The 2015 Registration Statement had not yet been declared effective by the SEC as of February 13, 2015. Pursuant to this 2015 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2016, unless terminated earlier at our discretion.  As of December 31, 2014, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

Subordinated Debt - Parent

Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our request and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of December 31, 2014 and September 30, 2014 we did not have an outstanding balance.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) as of December 31, 2014, follows:

	Amortizing Notes SSLA Lenders	Amortizing Notes Withdrawing Banks	Amortizing Notes Non-Voting Banks	Investment Notes	Total
	(dollars in thousands)

2015	$34,290	$9,908	$2,273	$9,202	$55,673
2016	35,807	6,818	280	16,326	59,231
2017	21,733	2,974	—	5,558	30,265
2018	3,967	241	—	618	4,826
2019	620	—	—	680	1,300
2020 and beyond	—	—	—	16,491	16,491
Total	$96,417	$19,941	$2,553	$48,875	$167,786

NOTE 6:  VOLUNTARY REMEDIATION

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

On September 26, 2014, the Boards of Directors of MCB, Heights Finance Funding Co. and the Company approved self-remediation plans (the "Plans") and entered into an Affiliate Remediation Payment Agreement ("ARP Agreement"). In accordance with the Plans, remediation payments will be made to certain customers impacted by the practices in question. The ARP Agreement requires, among other provisions, that all professional fees and other costs to be split on a proportionate basis between affiliates based on customer remediation payments under the Plans, effective September 1, 2014.

Under the terms of the Plans, an independent administrator of the Plans has been engaged. The implementation of the Plans required an initial cash contribution to be placed with the administrator approximating the cash payments to customers, plus an additional 10%. On October 10, 2014, the Company deposited its portion of the cash contribution in the amount of approximately $8.4 million. The Company received a $9.0 million capital infusion from MCFC on October 10, 2014 prior to funding the $8.4 million cash remediation obligation.

Under the Plans, the Company's proportionate liability for customer remediation is approximately $13.5 million. The Company has accrued an additional $1.0 million related to the estimated proportionate share of further legal, administrator, audit and data fees. As of December 31, 2014, the Company's remaining liability for remediation was $6.7 million.

The OCC has indicated acceptance of the Plans and management will continue to implement the Plans as outlined above.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in our Annual Report on Form 10-K for the period ended September 30, 2014 under “Part I Item 1A. Risk Factors.”  If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  We purchase consumer loans made primarily to active-duty, career retired U.S. military personnel or U.S. Department of Defense employees.  We purchase consumer loans from the Consumer Banking Division (“CBD”) of MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of MCFC, an affiliate who originates direct military loans via the Internet.

The Amended and Restated Non-Recourse Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD outlines the terms of the sale and servicing of these loans.  We also historically purchased retail installment contracts from retail merchants that sold consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  However, we terminated the purchasing of finance receivables from retail merchants on March 31, 2014. We plan to hold the military loans and retail installment contracts until repaid.

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the first quarter of fiscal 2015, the average size of a loan when acquired was $3,938 and had an average term of 30 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

Critical Accounting Policies

In our 2014 Annual Report on Form 10-K, we identified the critical accounting policies which affect our significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained CBD as our primary supplier of loans.  We entered into the LSMS Agreement with CBD whereby we purchase loans originated by CBD and CBD services these loans on our behalf.  Under the LSMS Agreement, we have the exclusive right to purchase loans originated by CBD that meet the following guidelines:

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

Loans purchased from CBD are referred to as “military loans.”  See our Annual Report under “Part I Item 1A. Risk Factors.”

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

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and job stability. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average customer loan balance was $2,760 at December 31, 2014, repayable in equal monthly installments and with an average remaining term of 17 months.

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

As a customer service, we will purchase a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 39.3% of the amount of military loans we purchased in the first quarter of fiscal 2015 were refinancings of outstanding loans compared to 40.0% during the first quarter of fiscal 2014.

Military Loans Purchased from CBD.   We purchase military loans from CBD if they meet our lending criteria.  We have granted CBD rights to use our lending criteria, which was developed with our extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted CBD rights to use our underwriting model and lending system; however, we retained ownership of this model and the lending system.  Using our model and system, CBD originates these loans directly over the Internet.  During the first quarter of fiscal 2015, CBD launched a new loan production office concept focused on technology and customer service. Two new offices were opened in the first quarter of fiscal 2015 under the new loan production office concept. Military loans typically had maximum terms of 48 months and had an average origination amount of $3,938 in the first three months of fiscal 2014.  We pay a $26.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In the first quarter of fiscal 2015, we paid CBD $0.5 million in fees connected with CBD's origination of the military loans compared to $0.8 million in the first quarter of fiscal 2014.

Retail Installment Contracts.  On March 31, 2014, we ceased purchasing retail installment contracts from our retail merchant network. CBD has assumed the relationships with members of our retail merchant network. We will purchase direct military loans made by CBD to customers of such retail merchants who wish to finance a retail purchase with a direct military loan from CBD.

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

On June 21, 2013, we entered into an amended and restated LSMS Agreement with CBD.  For the period April 1, 2013 to March 31, 2014, we paid CBD a monthly servicing fee in an amount equal to 0.68% (8.14% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each prior month.  The fee may be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index (“CPI”). For the first six months in fiscal 2014, we also paid an annual relationship fee of $34.91 for each loan and retail installment contract owned by us at the end of the prior fiscal year. The relationship fee was terminated on March 31, 2014 with the amended and restated LSMS Agreement with CBD. The amended and restated LSMS agreement also includes a $500,000 annual base fee. The $500,000 base fee is prorated for fiscal 2014, paid monthly to CBD and may be adjusted annually on the basis of the annual increase in the CPI. Fees to CBD, under the LSMS for services not covered by the annual base fee and servicing fee, are charged at a rate of 125% of their cost and may include special marketing and collection strategies.

On November 17, 2014, the Company and the listed affiliated entities entered into the fourth amended and restated LSMS Agreement with MCB and the Agent. Effective on October 1, 2014, the Company pays fees for services under the LSMS Agreement that include: (1) a loan origination fee of $26.00 for each loan (not including retail installment contracts) originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly serving fee of 0.496% (5.95% annually) of the outstanding principal balance of loans serviced as of the last day of the prior month end; (4) a monthly special services fee at a rate of 125% of the cost for such services rendered in specific areas not included in the LSMS Agreement; and (5) a one-time implementation fee of $1,650,000 to be paid to MCB for the costs to implement the new consumer lending system and its related system and infrastructure. The implementation fee is to be paid over five monthly installments.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts historically purchased from our network of retail merchants.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	December 31, 2014	September 30, 2014

Finance receivables:
Total finance receivables balance	$261,558,832	$268,521,634
Average note balance	$2,760	$2,704
Total number of notes	94,783	99,313

Military loans:
Total military receivables	$258,306,137	$263,674,895
Percent of total finance receivables	98.76%	98.20%
Average note balance	$2,805	$2,767
Number of notes	92,083	95,280

Retail installment contracts:
Total retail installment contract receivables	$3,252,695	$4,846,739
Percent of total finance receivables	1.24%	1.80%
Average note balance	$1,205	$1,202
Number of notes	2,700	4,033

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)

Total finance receivables balance	$261,559	$351,310
Average total finance receivables (1)	261,335	354,165
Average interest bearing liabilities (1)	173,098	253,110
Total interest income and fees	19,741	26,524
Total interest expense	3,082	4,453

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Total Finance Receivables. Our aggregate finance receivables decreased 25.5% or $89.7 million, to $261.6 million on December 31, 2014 from $351.3 million on December 31, 2013 due to lower demand for military loans, the closure of CBD loan production offices in October 2013, the cessation of purchasing retail installment contracts on March 31, 2014 and underwriting changes made by CBD. Demand has been impacted by uncertainty among our military customers regarding the future size of the United States Military. Our supplier of loans, CBD, saw a 15.2% or $14.2 million decrease in military loan originations during the first three months of fiscal 2015 compared to the first three months of fiscal 2014. Our acquisition of retail installment contracts decreased during the first three months of fiscal 2015 by $1.1 million or 100.0% compared to the first three months of fiscal 2014 due to the cessation of purchasing retail installment contracts. See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees. Interest income and fees represented 98.9% of our total revenue for the first three months of fiscal 2015 compared to 97.5% for the first three months of fiscal 2014. Interest income and fees decreased to $19.7 million in the first three months of fiscal 2015 from $26.5 million for the first three months of fiscal 2014, a decrease of $6.8 million or 25.7%. The decrease was due primarily due to a decline in aggregate average finance receivables of 26.2%.

Interest Expense. Interest expense in the first three months of fiscal 2015 decreased 31.1% to $3.1 million compared to $4.5 million for the first three months of fiscal 2014. This decrease was due to a decrease in average interest bearing liabilities of 31.6%. Investment notes decreased to $49.0 million as of December 31, 2014 compared to $59.7 million as of December 31, 2013, a decrease of $10.7 million or 17.9%. Amortizing term notes decreased to $118.9 million as of December 31, 2014 compared to $188.3 million as of December 31, 2013, a decrease of $69.4 million or 36.9%.

Provision for Credit Losses. The provision for credit losses in the first three months of fiscal 2015 decreased to $7.3 million from $10.9 million in the first three months of fiscal 2014, a decrease of $3.6 million or 33.0%. Net charge-offs also decreased to $7.9 million in the first three months of fiscal 2015 from $10.4 million in the first three months of fiscal 2014, a decrease of $2.5 million or 24.0%. The net charge-off ratio increased to 12.1% for the first three months of fiscal 2015 compared to 11.8% for the first three months of fiscal 2014 due to a decline in aggregate average finance receivables of 26.2%. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims benefit expenses and third party commissions.  Debt protection revenue decreased to $0.4 million in the first three months of fiscal 2015 compared to $0.9 million in the first three months of fiscal 2014, a decrease of $0.5 million or 55.6%. Claims paid and change in reserves increased to $0.2 million in the first three months of fiscal 2015 compared to $0.1 million in the first three months of fiscal 2013, an increase of $0.1 million or 100.0%. The decline in debt protection income is due primarily to a 15.2% decrease in military loan originations and a decrease in the number of customers purchasing the product.

Non-interest expense. Non-interest expense in the first three months of fiscal 2015 was $7.1 million compared to $10.0 million for the first three months of fiscal 2014, a decrease of $2.9 million or 29.0%. Non-interest expenses decreased during the first three months of fiscal 2014 due primarily to a $2.8 million decrease in management fees, the result of a 26.2% decline in average finance receivables and a reduced monthly servicing fee under the amended and restated LSMS Agreement.

Provision for Income Taxes. The Company’s effective tax rate was 39.4% in the first three months of fiscal 2015 compared to 36.8% in the first three months of fiscal 2014, or an increase of 2.6%. The increase is due to the recognition of a state tax benefit in the first three months of fiscal 2014 related to refunds received from state tax audit settlements and continued changes in state apportionment factors, driven by a shift in business mix as a result of the mix of product revenue.

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

The following table sets forth our delinquency experience as of the end of the periods presented for accounts for which payments are 60 days or more past due, on a recency basis.

	December 31, 2014	September 30, 2014	December 31, 2013
	(dollars in thousands)

Total finance receivables	$261,559	$268,522	$351,310
Total finance receivables balances 60 days or more past due	13,433	14,830	14,907
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	5.14%	5.52%	4.24%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivable portfolio. We utilize a statistical model based on potential credit risk trends incorporating historical factors to estimate losses.  These results and management’s judgment are used to estimate inherent losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of a loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.  See our Annual Report “Part I Item 1A. Risk Factors.”

Military Loans.  Our charge-off policy is to charge-off loans at 180 days recency past due and greater than 30 days contractually past due. From time to time, our customers remit several loan payments in advance of the payment due date, where the loan is contractually current, but recency past due. Charge-offs can occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for CBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on their loans.

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)

Military loans:
Military loans charged-off	$8,586	$10,404
Less recoveries	953	724
Net charge-offs	$7,633	$9,680
Average military receivables (1)	$257,608	$340,849
Percentage of net charge-offs to average military receivables (annualized)	11.85%	11.36%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)

Retail installment contracts:
Contracts charged-off	$381	$845
Less recoveries	81	83
Net charge-offs	$300	$762
Average retail installment contract receivables (1)	$3,727	$13,316
Percentage of net charge-offs to average retail installment contract receivables (annualized)	32.20%	22.88%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Former Military.  As of December 31, 2014 and September 30, 2014, we had approximately $12.7 million, or 4.9% of our total portfolio, and $12.5 million, or 4.6% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  As of December 31, 2013, we had approximately $12.2 million, or 3.5% of our total portfolio from customers who had advised us of their separation from the military prior to repaying their loan.  Military loans net charge-offs, from customers who had advised us of their separation from the military, were $3.7 million and represented 46.7% of net charge-offs in the first quarter of fiscal 2015 compared to $6.2 million and 58.9% in the first quarter of fiscal 2014.  See our Annual Report “Part II Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)

Balance, beginning of period	$31,850	$31,400
Finance receivables charged-off	8,967	11,249
Less recoveries	1,034	807
Net charge-offs	7,933	10,442
Provision for credit losses	7,283	10,942
Balance, end of period	$31,200	$31,900

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

The following table sets forth certain information about our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)

Average total finance receivables (1)	$261,335	$354,165
Provision for credit losses	7,283	10,942
Net charge-offs	7,933	10,442
Net charge-offs as a percentage of average total finance receivables (annualized)	12.14%	11.79%
Allowance for credit losses	$31,200	$31,900
Allowance as a percentage of average total finance receivables	11.94%	9.01%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD to increase its originations for our future growth.  In connection with purchasing the loans, we pay CBD a fee in the amount of $26.00 for each military loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  Our loan acquisitions decreased for the first three months of fiscal 2015 to $79.0 million from $94.3 million in the first three months of fiscal 2014 due to reduced loan originations by the CBD. CBD's decreased loan originations were the result of lower demand for military loans, the closure of all CBD's loan production offices in October 2014 and underwriting changes made by CBD. The Company also ceased purchasing retail installment contracts on March 31, 2014.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended December 31,
	2014	2013

Total loans acquired:
Gross balance	$78,990,946	$94,319,755
Number of finance receivable notes	20,058	26,527
Average note amount	$3,938	$3,556

Military loans:
Gross balance	$78,990,946	$93,246,863
Number of finance receivable notes	20,058	26,136
Average note amount	$3,938	$3,568

Retail installment contracts:
Gross balance	$—	$1,072,892
Number of finance receivable notes	—	391
Average note amount	$—	$2,744

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and, historically, retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  An increasing portfolio balance generally leads to cash being used in investing activities. A decreasing portfolio balance generally leads to cash provided by investing activities.  Cash provided by investing activities in the first three months of fiscal 2015 was approximately $3.2 million and cash used in financing activities was $3.8 million, which was funded from $5.2 million in operating activities and a $9.0 million capital contribution from the Company's parent.  Cash provided by investing activities in the first three months of fiscal 2014 was approximately $8.7 million and cash used in financing activities was $24.7 million, which was funded by operating activities of $18.9 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our SSLA.  With the ongoing uncertainty in the financial markets and the general economic conditions, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.  We have borrowings as of December 31, 2014 of $19.9 million from withdrawing banks who previously participated in the SSLA.

We keep our SSLA lenders informed of any material developments with PFS and MCB regulators. Our SSLA lenders have been informed that MCB has reviewed and responded to letters from the OCC regarding certain former business practices of the CBD that the OCC believes may have violated Section 5 of the Federal Trade Commission Act of 1914, as amended. MCB responded to the OCC that it does not believe the business practices rose to the level of a violation of law. On September 26, 2014, our Board adopted and approved a voluntary Remediation Action Plan (the "Plan") developed in cooperation with MCB to address certain issues identified by the OCC with respect to certain loans and related products that were originated by MCB to certain customers that were later sold to us or our subsidiaries.  The OCC has indicated acceptance of the Plans and management will continue to implement the Plans.

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

On January 16, 2015, we filed with the SEC our post-effective amendment to our registration statement originally filed with the SEC in January 2011 (“2015 Registration Statement”).  The 2015 Registration Statement had not yet been declared effective by the SEC as of February 13, 2015. Pursuant to this 2015 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2016, unless terminated earlier at our discretion.  As of December 31, 2014, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

Senior Indebtedness - Bank Debt.  On June 12, 2009, we entered into the SSLA with certain lenders.  The term of the current SSLA ends on March 31, 2015 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of December 31, 2014, we could request up to $79.8 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds. As of December 31, 2014, we had $118.9 million of senior debt outstanding, compared to $127.8 million at September 30, 2014, a decrease of $8.9 million, or 7.0%.  As of December 31, 2014 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $2.5 million as of December 31, 2014, compared to zero at September 30, 2014, an increase of $2.5 million, or 100%.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.

As of December 31, 2014, the lenders have indicated a willingness to participate in fundings up to an aggregate of $241.0 million during the next 12 months, a decrease of $20.7 million from September 30, 2014, of which $121.4 million is currently outstanding.  Included in this amount are borrowings of $19.9 million from withdrawing banks who previously participated in the SSLA. Two banks, with a total funding participation of $21.5 million and $10.3 million in borrowings as of September 30, 2014, withdrew from the SSLA in the first quarter of fiscal 2015.

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

Senior Indebtedness Table - Bank Debt.  As of December 31, 2014 and September 30, 2013, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

		Pro forma (4)
	December 31, 2014	December 31, 2014	September 30, 2014
	(dollars in thousands)

Revolving credit line:
Total facility	$34,250	$34,250	$37,750
Balance at end of period	2,500	9,616	—
Maximum available credit (1)	31,750	24,634	37,750

Term notes: (2)
Voting banks	$184,250	$184,250	$205,750
Withdrawing banks	19,941	19,941	13,658
Non-voting banks	2,553	2,553	4,504
Total facility	$206,744	$206,744	$223,912
Balance at end of period	118,911	118,911	127,777
Maximum available credit (1)	87,833	87,833	96,135

Total revolving and term notes: (2)
Voting banks	$218,500	$218,500	$243,500
Withdrawing banks	19,941	19,941	13,658
Non-voting banks	2,553	2,553	4,504
Total facility	$240,994	$240,994	$261,662
Balance, end of period	121,411	128,527	127,777
Maximum available credit (1)	119,583	112,467	133,885
Credit facility available (3)	79,752	72,636	52,793
Percent utilization of voting banks	45.3%	48.5%	45.0%
Percent utilization of the total facility	50.4%	53.3%	48.8%

(1)
Maximum available credit assumes proceeds in excess of the amounts shown below under “Credit facility available” are used to increase qualifying finance receivables and all terms of the SSLA are met, including maintaining a senior indebtedness to consolidated net receivable ratio of not more than 70.0%.

(2)	Includes 48-month amortizing term notes.

(3)	Credit facility available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net notes receivable ratio of 70.0%.

(4)	Total facility pro forma assumes the early allotment payments received December 31, 2014 were not received until due on January 1, 2015.

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our request and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  During the first quarter of fiscal 2014, there were no borrowings or repayments on this debt.  As of December 31, 2014 and September 30, 2014, there was no outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of December 31, 2014, we had outstanding $49.0 million of these notes (with accrued interest), which includes a $0.1 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These notes had a weighted average interest rate of 9.19%.

Included in the $49.0 million is approximately $28.3 million of funds from our most recent offering.  See discussion in “Item 1 Notes to Consolidated Financial Statements.”

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 4.00% in accordance with our SSLA.  The prime rate as of December 31, 2014 was 3.25%.  The prime rate would need to increase more than 75 basis points to have any effect on our borrowing rate for our revolving grid notes.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 5.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of December 31, 2014 was 1.28%.  The 90 day moving average rate of treasury notes would need to increase by 127 basis points to affect our amortizing notes.  A 10% increase or decrease in the prime rate or the 90 day moving average rate of treasury notes would not have any effect on our earnings.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In our 2014 Annual Report on Form 10-K we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  There have been no material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2015, we filed with the SEC our post-effective amendment to our amended registration statement originally filed with the SEC in January 2011 (“2015 Registration Statement”).  The 2015 Registration Statement had not yet been declared effective by the SEC as of February 13, 2015. Pursuant to this 2015 Registration Statement, along with the accompanying prospectus, we registered an offering of our investment notes, with a maximum aggregate offering price of $50 million, on a continuous basis with an expected termination date of January 28, 2016, unless terminated earlier at our discretion.  As of December 31, 2014, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

We estimate the net proceeds of the $50 million offering will be approximately $49.2 million after deducting offering expenses of approximately $800,000.  We expect to use the net cash proceeds of the note offering first to fund the purchase of military loans and for working capital and other general corporate purposes.

ITEM 6.  Exhibits

Exhibit No.	Description

10.1
Amendment No. 39 dated November 17, 2014 to Secured Senior Lending Agreement dated as of June 12, 2009, among Pioneer Financial Services, Inc., the listed lenders and UMB Bank, N.A. (incorporated by reference from Exhibit 10.1 of Pioneer Financial Services, Inc.’s Form 8-K filed on November 21, 2014).

10.2
Fourth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated November 17, 2014, among Pioneer Financial Services, Inc. and its listed affiliates, MidCountry Bank, through its Consumer Banking Division, and UMB Bank, N.A. (incorporated by reference from Exhibit 10.2 of Pioneer Financial Services, Inc.’s Form 8-K filed on November 21, 2014).

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, filed with the SEC on February 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three months ended December 31, 2014 (ii) the Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014, (iii) the Consolidated Statement of Cash Flows for the three months ended December 31, 2014 and December 31, 2013 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	February 13, 2015
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer,	February 13, 2015
Laura V. Stack	Treasurer and Asst. Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment No. 39 dated November 17, 2014 to Secured Senior Lending Agreement dated as of June 12, 2009, among Pioneer Financial Services, Inc., the listed lenders and UMB Bank, N.A. (incorporated by reference from Exhibit 10.1 of Pioneer Financial Services, Inc.’s Form 8-K filed on November 21, 2014).

10.2
Fourth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated November 17, 2014, among Pioneer Financial Services, Inc. and its listed affiliates, MidCountry Bank, through its Consumer Banking Division, and UMB Bank, N.A. (incorporated by reference from Exhibit 10.2 of Pioneer Financial Services, Inc.’s Form 8-K filed on November 21, 2014).

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, filed with the SEC on February 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three months ended December 31, 2014 (ii) the Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014, (iii) the Consolidated Statement of Cash Flows for the three months ended December 31, 2014 and December 31, 2013 and (iv) Notes to Consolidated Financial Statements.