Form 10-Q
period 2015-03-31
PIONEER FINANCIAL SERVICES INC
filed 2015-05-12
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2015
Common Stock, no par value	One Share
As of May 12, 2015, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
March 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of March 31, 2015 and September 30, 2014
(unaudited)

	March 31, 2015	September 30, 2014
	(dollars in thousands)

ASSETS

Cash and cash equivalents - non-restricted	$5,129	$7,656
Cash and cash equivalents - restricted	620	621
Investments	—	350
Gross finance receivables	233,415	268,522
Less:
Unearned fees	(7,968)	(9,451)
Allowance for credit losses	(30,347)	(31,850)
Net finance receivables	195,100	227,221

Furniture and equipment, net	4,103	2,567
Net deferred tax asset	15,565	20,669
Prepaid and other assets	10,781	8,119
Deferred acquisition costs	905	1,103

Total assets	$232,203	$268,306

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks	$770	$—
Accounts payable	392	316
Accrued expenses and other liabilities	5,558	7,738
Voluntary remediation payable	1,636	14,552
Amortizing term notes	102,485	127,777
Investment notes	47,283	54,773

Total liabilities	158,124	205,156

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394	86,394
Additional paid in capital	9,022	—
Retained deficit	(21,337)	(23,244)

Total stockholder’s equity	74,079	63,150

Total liabilities and stockholder’s equity	$232,203	$268,306

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
For the three and six months ended March 31, 2015 and 2014
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)

Interest income and fees	$18,163	$24,306	$37,904	$50,830

Interest expense	2,731	4,091	5,813	8,544

Net interest income before provision for credit losses	15,432	20,215	32,091	42,286
Provision for credit losses	6,220	9,406	13,503	20,348
Net interest income	9,212	10,809	18,588	21,938

Debt protection income, net
Debt protection revenue	400	747	825	1,656
Claims paid and change in reserves	(185)	(115)	(351)	(255)
Third party commissions	(46)	(80)	(92)	(178)
Total debt protection income, net	169	552	382	1,223

Other revenue	1	5	3	11

Total non-interest income, net	170	557	385	1,234

Non-interest expense
Management and record keeping services	5,592	8,172	11,415	16,752
Professional and regulatory fees	694	582	1,191	993
Amortization of intangibles	—	311	—	622
Other operating expenses	672	742	1,420	1,415
Total non-interest expense	6,958	9,807	14,026	19,782

Income before income taxes	2,424	1,559	4,947	3,390
Provision for income taxes	929	600	1,923	1,273
Net income	$1,495	$959	$3,024	$2,117

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
For the three and six months ended March 31, 2015 and 2014
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)

Net income	$1,495	$959	$3,024	$2,117
Other comprehensive loss:
Unrealized losses on investment securities available for sale, gross	—	(4)	—	(10)
Tax benefit	—	1	—	3
Total other comprehensive loss, net of tax	—	(3)	—	(7)
Total comprehensive income	$1,495	$956	$3,024	$2,110

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the six months ended March 31, 2015 and 2014
(unaudited)

	Total	Common Stock	Additional Paid in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income
	(dollars in thousands)

Balance, September 30, 2013	$104,672	$86,394	$—	$18,269	$9

Total comprehensive income	2,110	—	—	2,117	(7)
Dividends paid to parent	(1,861)	—	—	(1,861)	—

Balance, March 31, 2014	$104,921	$86,394	$—	$18,525	$2

Balance, September 30, 2014	$63,150	$86,394	$—	$(23,244)	$—

Capital contribution from parent	9,022	—	9,022	—	—
Total comprehensive income	3,024	—	—	3,024	—
Dividends paid to parent	$(1,117)	—	—	(1,117)	—

Balance, March 31, 2015	$74,079	$86,394	$9,022	$(21,337)	$—

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the six months ended March 31, 2015 and 2014
(unaudited)

	Six Months Ended March 31,
	2015	2014
	(dollars in thousands)

Cash flows from operating activities:
Net income	$3,024	$2,117
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	13,503	20,348
Depreciation and amortization	54	682
Deferred income taxes	5,104	197
Interest accrued on investment notes	1,269	1,340
Changes in:
Voluntary remediation payable	(12,916)	—
Accounts payable and accrued expenses	(2,104)	(1,264)
Deferred acquisition costs	198	792
Unearned premium reserves	(436)	(1,969)
Prepaid and other assets	(2,662)	807

Net cash provided by operating activities	5,034	23,050

Cash flows from investing activities:
Finance receivables purchased from affiliate	(72,218)	(77,317)
Finance receivables purchased from retail merchants	—	(1,469)
Finance receivables repaid	91,272	109,190
Capital expenditures	(1,630)	(58)
Change in restricted cash	1	1
Investments matured	350	1,100

Net cash provided by investing activities	17,775	31,447

Cash flows from financing activities:
Net borrowings/(repayments) under lines of credit	770	(19,240)
Proceeds from borrowings	11,201	21,714
Repayment of borrowings	(45,212)	(48,897)
Capital contribution from parent	9,022	—
Dividends paid to parent	(1,117)	(1,861)

Net cash used in financing activities	(25,336)	(48,284)

Net (decrease)/increase in cash and equivalents	(2,527)	6,213

Cash and cash equivalents - non-restricted, Beginning of period	7,656	1,923

Cash and cash equivalents - non-restricted, End of period	$5,129	$8,136

Additional cash flow information:
Interest paid	$4,786	$7,714
Income taxes (refunded)/paid	(111)	1,780
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2015 and September 30, 2014 and for the three and six months ended March 31, 2015 and March 31, 2014
(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated.  We were acquired on May 31, 2007 by MidCountry Financial Corp., a Georgia corporation (“MCFC”), as a wholly owned subsidiary.  The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K. In the opinion of the management of the Company, these financial statements reflect all normal and recurring adjustments necessary to present fairly these consolidated financial statements in accordance with GAAP.

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from the Consumer Banking Division (“CBD”) of MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of MCFC. These receivables represent loans primarily to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We also historically purchased finance receivables from retail merchants that sold consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees. We terminated the purchasing of retail installment contracts on March 31, 2014.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and in disclosures of contingent assets and liabilities. We use estimates and employ judgments in determining the amount of our allowance for credit losses, debt protection claims and policy reserves, deferred tax assets and liabilities and establishing the fair value of our financial instruments.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the second quarter of fiscal 2015, we purchased $44.6 million of military loans from CBD compared to $38.5 million during the second quarter of fiscal 2014.  We acquired no retail installment contracts during the second quarter of fiscal 2015 compared to $0.6 million during the second quarter of fiscal 2014.  Approximately 33.7% of the amount of military loans we purchased in the second quarter of fiscal 2015 were refinancings of outstanding loans compared to 31.2% during the second quarter of fiscal 2014.

We ceased purchasing retail installment contracts on March 31, 2014. CBD has assumed the relationships with members of our retail merchant network. We will purchase direct military loans made by CBD to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees that are customers of such retail merchants who wish to finance a retail purchase with a direct military loan from CBD.

The following table represents finance receivables for the periods presented:

	March 31, 2015	September 30, 2014
	(dollars in thousands)

Finance Receivables:
Military loans	$231,250	$263,675
Retail installment contracts	2,165	4,847
Gross finance receivables	233,415	268,522

Less:
Net deferred loan fees and dealer discounts	(4,331)	(4,573)
Unearned debt protection fees	(2,246)	(2,682)
Debt protection claims and policy reserves	(1,391)	(2,196)
Total unearned fees	(7,968)	(9,451)

Finance receivables - net of unearned fees	225,447	259,071

Allowance for credit losses	(30,347)	(31,850)

Net finance receivables	$195,100	$227,221

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$30,319	$881	$31,200	$30,075	$1,825	$31,900
Finance receivables charged-off	(8,363)	(279)	(8,642)	(10,091)	(713)	(10,804)
Recoveries	1,411	158	1,569	1,185	163	1,348
Provision	6,342	(122)	6,220	8,795	611	9,406
Balance, end of period	$29,709	$638	$30,347	$29,964	$1,886	$31,850

	For the Six Months Ended March 31, 2015			For the Six Months Ended March 31, 2014
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$30,537	$1,313	$31,850	$30,058	$1,342	$31,400
Finance receivables charged-off	(16,949)	(660)	(17,609)	(20,495)	(1,558)	(22,053)
Recoveries	2,364	239	2,603	1,909	246	2,155
Provision	13,757	(254)	13,503	18,492	1,856	20,348
Balance, end of period	$29,709	$638	$30,347	$29,964	$1,886	$31,850

Finance receivables	$231,250	$2,165	$233,415	$300,740	$9,473	$310,213
Allowance for credit losses	(29,709)	(638)	(30,347)	(29,964)	(1,886)	(31,850)
Balance net of allowance	$201,541	$1,527	$203,068	$270,776	$7,587	$278,363

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) on either military loans or retail installment contracts has not been received and accrued interest is no more than 92 days. As of March 31, 2015, we had $14.5 million in military loans and $0.2 million in retail installment contracts where the accrual of interest income has been suspended, compared to $16.2 million in military loans and $1.1 million in retail installment contracts as of September 30, 2014. As of March 31, 2015, we had $1.1 million in accrued interest for military loans and $0.01 million in accrued interest for retail installment contracts for assets where the accrual of interest income had been suspended.  As of September 30, 2014, we had $0.9 million in accrued interest for military loans and $0.02 million in accrued interest for retail installment contracts for assets where the accrual of interest income had been suspended.

We consider a loan impaired when a full payment has not been received for 180 days and is also 30 days contractually past due. Impaired loans are removed from our finance receivable portfolio, including any accrued interest, and charged against income. We do not restructure troubled debt as a form of curing delinquencies.

A large portion of our customers are unable to obtain financing from traditional sources due to factors such as time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.  As a result, our receivables do not have a credit risk profile that can be easily measured by the credit quality indicators normally used by the financial markets. We manage the risk by closely monitoring the performance of the portfolio and through our purchasing criteria. The following reflects the credit quality of the Company’s finance receivables portfolio:

	March 31, 2015	September 30, 2014
	(dollars in thousands)
Total finance receivables:
Gross balance	$233,415	$268,522
Loans accruing interest	218,688	251,276
Loans on non-accrual	14,727	17,246
Loans on non-accrual as a percent of gross balance	6.31%	6.42%

Military loans:
Gross balance	$231,250	$263,675
Loans accruing interest	216,749	247,481
Loans on non-accrual	14,501	16,194
Loans on non-accrual as a percent of gross balance	6.27%	6.14%

Retail installment contracts:
Gross balance	$2,165	$4,847
Loans accruing interest	1,939	3,795
Loans on non-accrual	226	1,052
Loans on non-accrual as a percent of gross balance	10.44%	21.70%

As of March 31, 2015 and September 30, 2014, the past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	As of March 31, 2015
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$2,985	$9,476	$12,461	$218,789	$231,250
Retail installment contracts	56	189	245	1,920	2,165
Total	$3,041	$9,665	$12,706	$220,709	$233,415

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2014
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$4,120	$10,083	$14,203	$249,472	$263,675
Retail installment contracts	145	482	627	4,220	4,847
Total	$4,265	$10,565	$14,830	$253,692	$268,522

Additionally, we have adopted purchasing criteria, which was developed from our past customer credit repayment experience and is periodically evaluated based on current portfolio performance.  These criteria require the following:

•	All borrowers are primarily active duty or career retired U.S. military personnel or U.S. Department of Defense employees;

•	All potential borrowers must complete standardized credit applications online via the Internet; and

•	All loans must meet additional purchasing criteria that was developed from our past credit repayment experience and is periodically revalidated based on current portfolio performance.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)

Loan purchasing:
Loans purchased from CBD	$27,648	$24,839	$72,218	$77,317

Management and record keeping services:
Monthly servicing to CBD (1)	$3,697	$6,866	$7,624	$14,187
Monthly special services fee to CBD (2)	1,594	—	3,168	—
Monthly base fee to CBD (3)	125	—	250	—
Monthly indirect cost allocations to MCFC (4)	176	177	373	307
Monthly relationship fee to CBD (5)	—	1,129	—	2,258
Total management and record keeping services	$5,592	$8,172	$11,415	$16,752

Other transactions:
Fees paid to CBD in connection with loans purchased	$301	$388	$823	$1,172
Tax (refunds)/payments (from)/to MCFC	(772)	1,415	(111)	1,780
Dividends paid to MCFC	1,117	579	1,117	1,861
Direct cost allocations to MCFC (6)	195	329	486	620
Capital contribution from MCFC	—	—	(9,022)	—
Other reimbursements to CBD (7)	660		1,650	—
Total other transactions	$1,501	$2,711	$(5,057)	$5,433

(1)
Effective October 1, 2014, the monthly servicing fee to CBD was 0.496% of outstanding principal under the amended LSMS Agreement. The monthly servicing fee was 0.68% of outstanding principal for the first six months of fiscal 2014.

(2)	Effective on April 1, 2014, fees for special services that are not included in the LSMS Agreement. Fees are at a rate of 125% of the cost of such services.

(3)	Effective on April 1, 2014, $500,000 annual base fee, payable monthly to CBD.

(4)	$765,750 annual maximum for fiscal years 2015 and 2014. Maximum may be increased annually in June with an increase in the Consumer Price Index.

(5)
The monthly relationship fee ceased on March 31, 2014 with the amended LSMS Agreement. The monthly relationship fee was $2.82 for each loan owned at the prior fiscal year end for the six months ended March 31, 2014.

(6)	This allocation has a $1,877,636 annual maximum for fiscal year 2015 plus 7% per annum thereafter. $1,754,800 annual maximum for fiscal year 2014.

(7)	A one-time fee of $1,650,000 to implement a new consumer lending system that is paid over five monthly installments beginning on October 1, 2014.

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

For the first six months of fiscal 2015 and the fiscal year ended September 30, 2014 there were no significant transfers in or out of Levels 1, 2 or 3.

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

The carrying amounts and estimated fair values of our financial instruments at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015		September 30, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents - non-restricted	$5,129	$5,129	$7,656	$7,656
Cash and cash equivalents - restricted	620	620	621	621
Investments	—	—	350	350
Net finance receivables	195,100	193,046	227,221	227,304

Financial liabilities:
Amortizing term notes	$102,485	$103,427	$127,777	$129,328
Investment notes	47,283	50,327	54,773	58,945

The following table represents our recurring valuations of investments as of March 31, 2015 and September 30, 2014:

	March 31, 2015				September 30, 2014
	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(dollars in thousands)

Investments:
Certificates of deposit	$—	$—	$—	$—	$100	$—	$—	$100
U.S. government bonds	—	—	—	—	250	—	—	250
Total investments	$—	$—	$—	$—	$350	$—	$—	$350

During first six months of fiscal 2015 and 2014, the Company received $0.35 million and $1.1 million, respectively, in proceeds from the maturity of U.S. government bonds and certificates of deposit.  During the first six months of fiscal 2015 and 2014 we did not recognize any material realized gains or losses or receive proceeds on the sale of investment securities.

NOTE 5:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The term of the current SSLA ends on March 31, 2016 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of March 31, 2015, we could request up to $53.3 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of March 31, 2015, the lenders have indicated a willingness to participate in fundings up to an aggregate of $171.6 million during the next 12 months, including $103.3 million that is currently outstanding. One bank with a total funding participation of $10.0 million and $3.1 million in borrowings as of March 31, 2015, withdrew from the SSLA in the second quarter of fiscal 2015. Several other banks reduced their total funding participation by $29.4 million during the second fiscal quarter of 2015. Additionally, we received consent from the lenders to pay off the $19.4 million in withdrawing bank borrowings as of March 31, 2015. In April 2015, we paid off the $19.4 million in withdrawing bank borrowings with fundings from the remaining SSLA lenders.

Our SSLA allows additional banks to become parties to the SSLA under a non-voting role. We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of March 31, 2015, the principal balance outstanding to non-voting banks under the SSLA was $1.4 million.

The aggregate notional balance outstanding under amortizing notes was $102.5 million and $127.8 million at March 31, 2015 and September 30, 2014, respectively.  There were 301 and 320 amortizing term notes outstanding at March 31, 2015 and September 30, 2014, respectively, with a weighted-average interest rate of 6.02% and 6.09%, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 5.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  In the second fiscal quarter of 2015 and 2014, uncommitted availability fees were $0.1 million and $0.1 million, respectively.

Advances outstanding under the revolving credit line were $0.8 million and zero at March 31, 2015 and September 30, 2014, respectively.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 4.00%, whichever is greater.  Interest on borrowings was 4.00% at March 31, 2015.

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

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $47.3 million, which includes a $0.1 million purchase adjustment at March 31, 2015, and $54.8 million, which includes a $0.1 million purchase adjustment at September 30, 2014.  The purchase adjustments relate to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $51,872 and $53,062, with a weighted interest rate of 9.21% and 9.23% at March 31, 2015 and September 30, 2014, respectively.

On April 29, 2015, we filed with the Securities and Exchange Commission ("SEC") our post-effective amendment to remove from registration all securities that remain unsold under our amended registration statement originally filed with the SEC on January 28, 2011 (the "Registration Statement").  We will no longer offer and sell investment notes pursuant to the Registration Statement. As of March 31, 2015, we had issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

Subordinated Debt - Parent

Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our request and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of March 31, 2015 and September 30, 2014 we did not have an outstanding balance.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) as of March 31, 2015, follows:

	Amortizing Notes SSLA Lenders	Amortizing Notes Withdrawing Banks	Amortizing Notes Non-Voting Banks	Investment Notes	Total
	(dollars in thousands)

2015	$21,368	$7,361	$1,142	$7,099	$36,970
2016	34,478	8,137	280	16,540	59,435
2017	21,104	3,593	—	5,707	30,404
2018	3,915	282	—	624	4,821
2019	825	—	—	683	1,508
2020 and beyond	—	—	—	16,550	16,550
Total	$81,690	$19,373	$1,422	$47,203	$149,688

NOTE 6:  VOLUNTARY REMEDIATION

In June 2013, MCB received a letter from the OCC regarding certain former business practices of CBD that the OCC alleged violated Section 5 of the Federal Trade Commission Act. In July 2013, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law. During 2014 MCB continued to provide further information to the OCC throughout the year. On July 22, 2014, MCB's Board of Directors directed management to develop a plan of self-remediation to address the sales and marketing practices in question. While developing the self-remediation plan, it was determined on September 1, 2014 that MCB's affiliates who benefited from the practices in question should also adopt self-remediation plans and participate proportionately in the execution of the overall plan of self-remediation.

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

Under the Plans, the Company's proportionate share of liability for customer remediation is approximately $13.5 million. The Company has accrued an additional $1.0 million related to the estimated proportionate share of further legal, administrator, audit and data fees. As of March 31, 2015, the Company's remaining liability for remediation was $1.6 million.

The OCC has indicated acceptance of the Plans and management will continue to implement the Plans as outlined above.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth herein in Item 1A of Part II and in our Annual Report on Form 10-K for the period ended September 30, 2014 under “Part I Item 1A. Risk Factors.”  If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

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

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the second quarter of fiscal 2015, the average size of a loan when acquired was $3,846 and had an average term of 28 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

Lending and Servicing Operations

Primary Supplier of Loans

We have retained CBD as our primary supplier of loans.  We entered into the LSMS Agreement with CBD whereby we purchase loans originated by CBD and CBD services these loans on our behalf.  Under the LSMS Agreement, we have the exclusive right to purchase loans originated by CBD that meet the following guidelines:

•	All borrowers are primarily active-duty or career retired U.S. military personnel or U.S. Department of Defense employees;

•	All potential borrowers must complete standardized credit applications online via the Internet; and

•	All loans must meet additional purchasing criteria that was developed from our past credit repayment experience and is periodically revalidated based on current portfolio performance.

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

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  In evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and job stability. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average customer loan balance was $2,766 at March 31, 2015, repayable in equal monthly installments and with an average remaining term of 17 months.

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record.  An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce.  Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws.  Underwriting guidelines are used at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay.  These guidelines are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance.  CBD uses these guidelines to predict the relative likelihood of credit applicants repaying their obligation.  We purchase loans made to consumers who fit our purchasing criteria.  The amount and interest rate of the military loans purchased are set by CBD based upon our underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we will purchase a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 33.7% of the amount of military loans we purchased in the second quarter of fiscal 2015 were refinancings of outstanding loans compared to 31.2% during the second quarter of fiscal 2014.

Military Loans Purchased from CBD.   We purchase military loans from CBD if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted CBD rights to use our lending system; however, we retained ownership of the lending system.  Using our proprietary lending criteria and scoring model and system, CBD originates these loans directly over the Internet.  During the first quarter of fiscal 2015, CBD launched a new loan production office concept focused on technology and customer service. Under the new loan production office concept, three new offices were opened in the first six months of fiscal 2015.

Military loans typically had maximum terms of 48 months and had an average origination amount of $3,904 in the first six months of fiscal 2015.  We pay a $26.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In the second quarter of fiscal 2015, we paid CBD $0.3 million in fees in connection with CBD's origination of military loans compared to $0.4 million in the second quarter of fiscal 2014.

Retail Installment Contracts.  On March 31, 2014, we ceased purchasing retail installment contracts from our retail merchant network. CBD has assumed the relationships with members of our retail merchant network. We will purchase direct military loans made by CBD to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees that are customers of such retail merchants who wish to finance a retail purchase with a direct military loan from CBD.

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

On June 21, 2013, we entered into an amended and restated LSMS Agreement with CBD.  For the period April 1, 2013 to March 31, 2014, we paid CBD a monthly servicing fee in an amount equal to 0.68% (8.14% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each prior month.  The fee may be adjusted annually on the basis of the annual increase or decrease in the Consumer Price Index (“CPI”). For the first six months in fiscal 2014, we also paid an annual relationship fee of $34.91 for each loan and retail installment contract owned by us at the end of the prior fiscal year. The relationship fee was terminated on March 31, 2014 with the amended and restated LSMS Agreement with CBD. The amended and restated LSMS agreement also includes a $500,000 annual base fee. The $500,000 base fee is prorated for fiscal 2014, paid monthly to CBD and may be adjusted annually on the basis of the annual increase in the CPI. Fees to CBD, under the LSMS for services not covered by the annual base fee and servicing fee, may be charged at a rate of 125% of their cost and may include special marketing campaigns, loan production office management and special collection strategies.

On November 17, 2014, the Company and the listed affiliated entities entered into the fourth amended and restated LSMS Agreement with MCB and the Agent. Effective on October 1, 2014, the Company pays fees for services under the LSMS Agreement that include: (1) a loan origination fee of $26.00 for each loan (not including retail installment contracts) originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly serving fee of 0.496% (5.95% annually) of the outstanding principal balance of loans serviced as of the last day of the prior month end; (4) a monthly special services fee at a rate of 125% of the cost for such services rendered in specific areas not included in the LSMS Agreement; and (5) a one-time implementation fee of $1.65 million to be paid to MCB for the costs to implement the new consumer lending system and its related system and infrastructure. The implementation fee is to be paid over five monthly installments, beginning October 1, 2014.

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

On June 21, 2013, we entered into an expense sharing agreement (the “Expense Sharing Agreement”) with MCFC and its subsidiaries, MCB and its subsidiaries, and Heights Finance Holding Co. and its subsidiaries, which governs the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, direct expenses will be paid by the incurring party, while indirect expenses will be allocated using reliable cost indicators. The direct costs of MCFC’s services will not exceed the cost of a third-party to provide similar services. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, strategic planning, loan review services, risk management services, regulatory compliance support, tax department services, legal services and, information technology services. The other parties to the Expense Sharing Agreement may provide office space rentals, technology support and servicing of loans and leases.

On August 15, 2014, we entered into an agreement with Fidelity Information Services, LLC (“FIS”). Under the agreement, FIS was to provide products and services for the development of a new consumer lending software platform ("FIS Platform"). The agreement had a term of 84 months, beginning August 15, 2014, with a one-time implementation cost and ongoing variable costs dependent upon future loan volume over the 84 month term. On April 24, 2015, we terminated our relationship with FIS due to FIS's failure to provide the FIS Platform functionality in accordance with agreed upon specifications, cost and time parameters. We believe no early termination payments or penalties are due under the agreement with FIS. Our existing Daybreak system will continue to be used to service current customer accounts until they mature or are converted onto another consumer lending platform.

Sources of Income

We generate revenues primarily from interest income and fees earned on the military loans purchased from CBD, which include refinanced loans, and retail installment contracts historically purchased from retail merchants. We also earn revenues from debt protection fees. For purposes of the following discussion, “revenues” means the sum of our finance income and debt protection fees.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts historically purchased from our network of retail merchants.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	March 31, 2015	September 30, 2014

Finance receivables:
Total finance receivables balance	$233,414,864	$268,521,634
Average note balance	$2,766	$2,704
Total number of notes	84,372	99,313

Military loans:
Total military receivables	$231,249,896	$263,674,895
Percent of total finance receivables	99.07%	98.20%
Average note balance	$2,802	$2,767
Number of notes	82,536	95,280

Retail installment contracts:
Total retail installment contract receivables	$2,164,968	$4,846,739
Percent of total finance receivables	0.93%	1.80%
Average note balance	$1,179	$1,202
Number of notes	1,836	4,033

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)

Total finance receivables balance	$233,415	$310,213	$233,415	$310,213
Average total finance receivables (1)	238,878	322,668	250,106	338,416
Average interest bearing liabilities (1)	156,115	233,021	164,607	243,677
Total interest income and fees	18,163	24,306	37,904	50,830
Total interest expense	2,731	4,091	5,813	8,544

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Total Finance Receivables.  Our aggregate finance receivables decreased 24.8% or $76.8 million, to $233.4 million on March 31, 2015 from $310.2 million on March 31, 2014 due to lower demand for military loans, the closure of all CBD loan production offices in October 2013, the cessation of purchasing retail installment contracts on March 31, 2014 and underwriting changes made by CBD.  Demand has been impacted by the uncertainty among our military customers regarding the future size of the United States Military.  Our supplier of loans, CBD, saw a 15.7% or $6.1 million increase in military loan originations during the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.  The increase in loan originations was due primarily to underwriting changes and targeted customer marketing campaigns by CBD. Our acquisition of retail installment contracts decreased during the second quarter of fiscal 2015 by $0.6 million or 100.0% compared to the second quarter of fiscal 2014. See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 99.1% of our total revenue for the second quarter of fiscal 2015 and 97.8% for the second quarter of fiscal 2014. Interest income and fees decreased to $18.2 million in the second quarter of fiscal 2015 from $24.3 million for the second quarter of fiscal 2014, a decrease of $6.1 million or 25.1%.  The decrease was due primarily to a decline in aggregate average finance receivables of 26.0%.

Interest Expense.  Interest expense in the second quarter of fiscal 2015 decreased 34.2% to $2.7 million compared to $4.1 million for the second quarter of fiscal 2014.  This decrease was due to a decrease in average interest bearing liabilities of 33.0%. Investment notes decreased to $47.3 million as of March 31, 2015 compared to $58.1 million as of March 31, 2014, a decrease of $10.8 million or 18.6%. Amortizing term notes decreased to $102.5 million as of March 31, 2015 compared to $167.5 million as of March 31, 2014, a decrease of $65.0 million or 38.8%.

Provision for Credit Losses.  The provision for credit losses in the second quarter of fiscal 2015 decreased to $6.2 million from $9.4 million in the second quarter of fiscal 2014, a decrease of $3.2 million or 34.0%.  Net charge-offs decreased to $7.1 million in the second quarter of fiscal 2015 from $9.5 million in the second quarter of fiscal 2014, a decrease of $2.4 million or 25.3%.  The net charge-off ratio increased to 11.8% for the second quarter of fiscal 2015 compared to 11.7% for the second quarter of fiscal 2014 due to the decline in aggregate finance receivables. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims paid and change in benefit reserves and third party commission expenses.  Debt protection revenue decreased to $0.4 million in the second quarter of fiscal 2015 from $0.7 million in the second quarter of fiscal 2014, a decrease of $0.3 million or 42.9%. Claims paid and change in reserves increased to $0.2 million in the second quarter of fiscal 2015 compared to $0.1 million in the second quarter of fiscal 2014, an increase of $0.1 million or 100.0%.  The decline in debt protection revenue is due primarily to the decrease in the aggregate finance receivables and reduction in the number of customers purchasing the product.

Non-Interest Expense.  Non-interest expense in the second quarter of fiscal 2015 was $7.0 million compared to $9.8 million for the second quarter of fiscal 2014, a decrease of $2.8 million or 28.6%.  Non-interest expenses decreased during the second quarter of fiscal 2015 due primarily to a $2.6 million decrease in management and record keeping services which is the result of a 26.0% decline in average finance receivables and a reduced monthly servicing fee under the amended and restated LSMS Agreement, as well as a decrease in the amortization of intangibles of $0.3 million.

Provision for Income Taxes.  The Company’s effective tax rate was 38.3% in the second quarter of fiscal 2015 compared to 38.5% in the second quarter of fiscal 2014, or a decrease of 0.2%.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

Total Finance Receivables. Our aggregate finance receivables decreased 24.8% or $76.8 million, to $233.4 million on March 31, 2015 from $310.2 million on March 31, 2014 due to lower demand for military loans, the closure of CBD loan production offices in October 2013, the cessation of purchasing retail installment contracts on March 31, 2014 and underwriting changes made by CBD. Demand has been impacted by uncertainty among our military customers regarding the future size of the United States Military. Our supplier of loans, CBD, saw a 6.2% or $8.2 million decrease in military loan originations during the first six months of fiscal 2015 compared to the first six months of fiscal 2014. Our acquisition of retail installment contracts decreased during the first six months of fiscal 2015 by $1.7 million or 100.0% compared to the first six months of fiscal 2014 due to the cessation of purchasing retail installment contracts. See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees. Interest income and fees represented 99.0% of our total revenue for the first six months of fiscal 2015 compared to 97.6% for the first six months of fiscal 2014. Interest income and fees decreased to $37.9 million in the first six months of fiscal 2015 from $50.8 million for the first six months of fiscal 2014, a decrease of $12.9 million or 25.4%. The decrease was due primarily due to a decline in aggregate average finance receivables of 26.1%.

Interest Expense. Interest expense in the first six months of fiscal 2015 decreased 31.8% to $5.8 million compared to $8.5 million for the first six months of fiscal 2014. This decrease was due to a decrease in average interest bearing liabilities of 32.5%. Investment notes decreased to $47.3 million as of March 31, 2015 compared to $58.1 million as of March 31, 2014, a decrease of $10.8 million or 18.6%. Amortizing term notes decreased to $102.5 million as of March 31, 2015 compared to $167.5 million as of March 31, 2014, a decrease of $65.0 million or 38.8%.

Provision for Credit Losses. The provision for credit losses in the first six months of fiscal 2015 decreased to $13.5 million from $20.3 million in the first six months of fiscal 2014, a decrease of $6.8 million or 33.5%. Net charge-offs also decreased to $15.0 million in the first six months of fiscal 2015 from $19.9 million in the first six months of fiscal 2014, a decrease of $4.9 million or 24.6%. The net charge-off ratio increased to 12.0% for the first six months of fiscal 2015 compared to 11.8% for the first six months of fiscal 2014 due to a decline in aggregate average finance receivables of 26.1%. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims benefit expenses and third party commission expenses.  Debt protection revenue decreased to $0.8 million in the first six months of fiscal 2015 compared to $1.7 million in the first six months of fiscal 2014, a decrease of $0.9 million or 52.9%. Claims paid and change in reserves increased to $0.4 million in the first six months of fiscal 2015 compared to $0.3 million in the first six months of fiscal 2013, an increase of $0.1 million or 33.3%. The decline in debt protection income is due primarily to a 6.2% decrease in military loan originations and a decrease in the number of customers purchasing the product.

Non-interest expense. Non-interest expense in the first six months of fiscal 2015 was $14.0 million compared to $19.8 million for the first six months of fiscal 2014, a decrease of $5.8 million or 29.3%. Non-interest expenses decreased during the first six months of fiscal 2015 due primarily to a $5.4 million decrease in management fees, the result of a 26.1% decline in average finance receivables and a reduced monthly servicing fee under the amended and restated LSMS Agreement.

Provision for Income Taxes. The Company’s effective tax rate was 38.9% in the first six months of fiscal 2015 compared to 37.6% in the first six months of fiscal 2014, or an increase of 1.3%. The increase is due to the recognition of a state tax benefit in the first six months of fiscal 2014 related to refunds received from state tax audit settlements and continued changes in state apportionment factors, driven by a shift in business mix as a result of the mix of product revenue.

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

	March 31, 2015	September 30, 2014	March 31, 2014
	(dollars in thousands)

Total finance receivables	$233,415	$268,522	$310,213
Total finance receivables balances 60 days or more past due	12,706	14,830	14,426
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	5.44%	5.52%	4.65%

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

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)

Military loans:
Military loans charged-off	$8,363	$10,091	$16,949	$20,495
Less recoveries	1,411	1,185	2,364	1,909
Net charge-offs	$6,952	$8,906	$14,585	$18,586
Average military receivables (1)	$236,388	$312,228	$246,998	$326,568
Percentage of net charge-offs to average military receivables (annualized)	11.76%	11.41%	11.81%	11.38%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Retail Installment Contracts. Historically, we purchased retail installment contracts from our retail merchant network. Under many of our arrangements with retail merchants, we withheld a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased.  The amounts withheld from a particular retail merchant were recorded in a specific reserve account. Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its reserve account.  Upon the retail merchant’s request, and no more often than annually, we will pay the retail merchant the amount by which its reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant. On March 31, 2014, we ceased purchasing retail installment contracts from our retail merchant network.

Our allowance for credit losses is utilized to the extent that the loss on any individual retail installment contract exceeds the retail merchant’s aggregate reserve account at the time of the loss.

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)

Retail installment contracts:
Contracts charged-off	$279	$713	$660	$1,558
Less recoveries	158	163	239	246
Net charge-offs	$121	$550	$421	$1,312
Average retail installment contract receivables (1)	$2,490	$10,380	$3,108	$11,848
Percentage of net charge-offs to average retail installment contract receivables (annualized)	19.44%	21.19%	27.09%	22.15%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Former Military.  As of March 31, 2015 and September 30, 2014, we had approximately $11.7 million, or 5.0% of our total portfolio, and $12.5 million, or 4.6% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  As of March 31, 2014, we had approximately $12.1 million, or 3.9% of our total portfolio from customers who had advised us of their separation from the military prior to repaying their loan.  Net charge-offs, from customers who had advised us of their separation from the military, were $3.3 million and represented 47.2% of net charge-offs in the second quarter of fiscal 2015 compared to $5.5 million and 58.4% in the second quarter of fiscal 2014.

See our Annual Report “Part II Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)

Balance, beginning of period	$31,200	$31,900	$31,850	$31,400
Finance receivables charged-off	8,642	10,804	17,609	22,053
Less recoveries	1,569	1,348	2,603	2,155
Net charge-offs	7,073	9,456	15,006	19,898
Provision for credit losses	6,220	9,406	13,503	20,348
Balance, end of period	$30,347	$31,850	$30,347	$31,850

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

The following table sets forth certain information about our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)

Average total finance receivables (1)	$238,878	$322,668	$250,106	$338,416
Provision for credit losses	6,220	9,406	13,503	20,348
Net charge-offs	7,073	9,456	15,006	19,898
Net charge-offs as a percentage of average total finance receivables (annualized)	11.84%	11.72%	12.00%	11.76%
Allowance for credit losses	$30,347	$31,850	$30,347	$31,850
Allowance as a percentage of average total finance receivables	12.70%	9.87%	12.13%	9.41%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD to increase its originations for our future growth.  In connection with purchasing the loans, we pay CBD a fee in the amount of $26.00 for each military loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  Our loan acquisitions decreased for the first six months of fiscal 2015 to $123.5 million from $133.4 million in the first six months of fiscal 2014 due to reduced loan originations by the CBD. CBD's decreased loan originations were the result of lower demand for military loans, the closure of all CBD's loan production offices in October 2014 and underwriting changes made by CBD. The Company also ceased purchasing retail installment contracts on March 31, 2014. During the first quarter of fiscal 2015, CBD launched a new loan production office concept focused on technology and customer service. Three new offices were opened in the first six months of fiscal 2015 under the new loan production office concept.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Total loans acquired:
Gross balance	$44,557,875	$39,115,472	$123,548,821	$133,435,227
Number of finance receivable notes	11,586	13,164	31,644	39,691
Average note amount	$3,846	$2,971	$3,904	$3,362

Military loans:
Gross balance	$44,557,875	$38,496,354	$123,548,821	$131,743,217
Number of finance receivable notes	11,586	12,945	31,644	39,081
Average note amount	$3,846	$2,974	$3,904	$3,371

Retail installment contracts:
Gross balance	$—	$619,118	$—	$1,692,010
Number of finance receivable notes	—	219	—	610
Average note amount	$—	$2,827	$—	$2,774

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and, historically, retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  An increasing portfolio balance generally leads to cash being used in investing activities. A decreasing portfolio balance generally leads to cash provided by investing activities.  Cash provided by investing activities in the first six months of fiscal 2015 was approximately $17.8 million and cash used in financing activities was $25.3 million, which was funded from $5.0 million in operating activities and a $9.0 million capital contribution from the Company's parent.  Cash provided by investing activities in the first six months of fiscal 2014 was approximately $31.4 million and cash used in financing activities was $48.3 million, which was funded by operating activities of $23.1 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our SSLA.  With the ongoing uncertainty in the financial markets and the general economic conditions, some lenders within our credit group, at their discretion, may reduce their willingness to lend at the current levels.

We keep our SSLA lenders informed of any material developments with the Company and MCB regulators. Our SSLA lenders have been informed that MCB reviewed and responded to letters from the OCC regarding certain former business practices of the CBD that the OCC believes may have violated Section 5 of the Federal Trade Commission Act. MCB responded to the OCC that it does not believe the business practices rose to the level of a violation of law. On September 26, 2014, our Board adopted and approved a voluntary Remediation Action Plan (the "Plan") developed in cooperation with MCB to address certain issues identified by the OCC with respect to certain loans and related products that were originated by MCB and later sold to us or our subsidiaries.  The OCC has indicated acceptance of the Plans and management will continue to implement the Plans.

Our lenders have also been informed that in May 2012 and April 2013, as part of its scheduled exams of MCB, the OCC posed questions regarding compliance with fair lending laws.  MCB timely responded to those questions.  Based on its review of the responsive information, the OCC sent a letter to MCB, dated February 28, 2014, requesting additional information regarding compliance matters and asserting potential violations of the Equal Credit Opportunity Act, and its implementing regulations at Regulation B, with respect to CBD's lending practices and the use of rank in pricing.  The letter sought additional information to enable the OCC to determine what, if any, action might be taken. In March 2014, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law, and to date, the OCC has not taken further action in connection with this matter. See “Item 1A. Risk Factors.”

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

On April 29, 2015, we filed with the Securities and Exchange Commission ("SEC") our post-effective amendment to remove from registration all securities that remain unsold under our amended registration statement originally filed with the SEC on January 28, 2011 (the "Registration Statement").  We will no longer offer and sell investment notes pursuant to the Registration Statement.  As of March 31, 2015, we had issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

Senior Indebtedness - Bank Debt.  On June 12, 2009, we entered into the SSLA with certain lenders.  The term of the current SSLA ends on March 31, 2015 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of March 31, 2015, we could request up to $53.3 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds. As of March 31, 2015, we had $102.5 million of senior debt outstanding, compared to $127.8 million at September 30, 2014, a decrease of $25.3 million, or 19.8%.  As of March 31, 2015 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $0.8 million as of March 31, 2015, compared to zero at September 30, 2014, an increase of $0.8 million, or 100%.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.

As of March 31, 2015, the lenders have indicated a willingness to participate in fundings up to an aggregate of $171.6 million during the next 12 months, including $103.3 million that is currently outstanding. One bank with a total funding participation of $10.0 million and $3.1 million in borrowings as of March 31, 2015, withdrew from the SSLA in the second quarter of fiscal 2015. Several other banks reduced their total funding participation by $29.4 million during the second fiscal quarter of 2015. Additionally, we received consent from the lenders to pay off the $19.4 million in withdrawing bank borrowings as of March 31, 2015. In April 2015, we paid off the $19.4 million in withdrawing bank borrowings with fundings from the remaining SSLA lenders.

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

Senior Indebtedness Table - Bank Debt.  As of March 31, 2015 and September 30, 2014, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

	March 31, 2015	September 30, 2014
	(dollars in thousands)

Revolving credit line:
Total facility	$20,750	$37,750
Balance at end of period	770	—
Maximum available credit (1)	19,980	37,750

Term notes: (2)
Voting banks	$150,880	$205,750
Withdrawing banks	19,372	13,658
Non-voting banks	1,422	4,504
Total facility	$171,674	$223,912
Balance at end of period	102,485	127,777
Maximum available credit (1)	69,189	96,135

Total revolving and term notes: (2)
Voting banks	$171,630	$243,500
Withdrawing banks	19,372	13,658
Non-voting banks	1,422	4,504
Total facility	$192,424	$261,662
Balance, end of period	103,255	127,777
Maximum available credit (1)	89,169	133,885
Credit facility available (3)	53,258	52,793
Percent utilization of voting banks	48.0%	45.0%
Percent utilization of the total facility	53.7%	48.8%

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

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our request and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  During the first six months of fiscal 2015, there were no borrowings or repayments on this debt.  As of March 31, 2015 and September 30, 2014, there was no outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of March 31, 2015, we had outstanding $47.3 million of these notes (with accrued interest), which includes a $0.1 million purchase adjustment.  The purchase adjustments relate to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These notes had a weighted average interest rate of 9.21%.  Included in the $47.3 million is approximately $28.3 million of funds from our most recent offering.  See discussion in “Item 1 Notes to Consolidated Financial Statements.”

Off-Balance Sheet Arrangements. As of the end of the fiscal quarter we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our shareholder.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 4.00% in accordance with our SSLA.  The prime rate as of March 31, 2015 was 3.25%.  The prime rate would need to increase more than 75 basis points to have any effect on our borrowing rate for our revolving grid notes.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 5.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of March 31, 2015 was 1.21%.  The 90 day moving average rate of treasury notes would need to increase by 134 basis points to affect our amortizing notes.  A 10% increase or decrease in the prime rate or the 90 day moving average rate of treasury notes would not have any effect on our earnings.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”) are subject to legal proceedings and claims that arise in the ordinary course of business. During the period covered by this quarterly report, there were no legal proceedings brought against the Company nor were there material changes in current legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 1A.  Risk Factors

In our 2014 Annual Report on Form 10-K we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  Except as discussed below, there have been no material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K.
CBD may modify underwriting and servicing standards and does not have to lend to the customers who, traditionally have met our business model and lending criteria, which may have a material adverse effect on our business operations, cash flow, results of operations, financial condition and profitability.
We have the exclusive rights to purchase all the loans made to U.S. active-duty military or retired military and U.S. Department of Defense employees that are originated by CBD and that meet our business model, systems and our purchasing criteria. In addition, we have retained CBD to service all loans we own. However, CBD is not obligated to continue to originate loans that meet our purchasing criteria. CBD does have the right to modify its lending criteria, systems and models. CBD may also originate for its own account loans that are not deemed to be military loans made in the ordinary course of business as previously conducted by us. If CBD does modify the models significantly, we may not be willing to purchase such loans. No assurance can be given that if CBD does modify the lending criteria and business models and systems that these modifications would be successful, and such modifications may have a material adverse impact on our business, financial condition and results of operations. On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model and credit overlays. The change to the FICO Score 8 model could have a material adverse effect on our business operations, cash flow, results of operations, financial condition and profitability.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2015, we filed with the Securities and Exchange Commission ("SEC") our post-effective amendment to remove from registration all securities that remain unsold under our amended registration statement originally filed with the SEC on January 28, 2011.  As of March 31, 2015, we have issued 470 investment notes in conjunction with this offering since 2011 with an aggregate value of $28.3 million.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and six months ended March 31, 2015 (ii) the Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014, (iii) the Consolidated Statement of Cash Flows for the six months ended March 31, 2015 and March 31, 2014 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	May 12, 2015
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Laura V. Stack	Chief Operating Officer, Chief Financial	May 12, 2015
Laura V. Stack	Officer, Treasurer and Asst. Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and six months ended March 31, 2015 (ii) the Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014, (iii) the Consolidated Statement of Cash Flows for the six months ended March 31, 2015 and March 31, 2014 and (iv) Notes to Consolidated Financial Statements.