Form 10-K/A
period 2014-09-30
PIONEER FINANCIAL SERVICES INC
filed 2015-06-29
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the
Fiscal year ended September 30, 2014

Commission File Number: 333-103293

Pioneer Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Missouri	44-0607504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4700 Belleview Avenue, Suite 300,
Kansas City, Missouri, 64112
(Address of principal executive offices)
(816) 756-2020
(Registrant’s telephone number, including area code)

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

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2014, originally filed on December 22, 2014 (the “Original 10-K”), of Pioneer Financial Services, Inc. (the “Company”). The Company is filing this Amendment to replace Exhibit 10.50 to include certain portions of the Exhibit that had previously been omitted or “redacted” pursuant to a request for confidential treatment. This Amendment provides a revised redacted version of Exhibit 10.50.
This Amendment should be read in conjunction with the Original 10-K and the Company's other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on December 22, 2014. The Original 10-K has not been amended or updated to reflect events occurring after December 22, 2014, except as specifically set forth in this Amendment.

PART IV

ITEM 15.                                                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)     Exhibits. See Exhibit Index

Exhibit Index

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

10.48	Expense Sharing Agreement, dated June 21, 2013, between the Company and MidCountry Financial Corp. and its subsidiaries (1).
10.49*
Amendment to Employment Agreement between the Company and Joseph B. Freeman dated December 18, 2013 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the SEC on December 23, 2013).

10.50***	Agreement between the Company and Fidelity Information Services, LLC dated August 15, 2014 (filed herewith).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on form 10-K filed with the SEC on December 20, 2012). (1)
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer. (1)
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer. (1)

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

(1) Filed with the Original 10-K.

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

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	June 29, 2015
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Laura V. Stack	Chief Financial Officer, Treasurer, Asst.	June 29, 2015
Laura V. Stack	Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert F. Hatcher	Chairman	June 29, 2015
Robert F. Hatcher