Form 10-Q
period 2015-06-30
PIONEER FINANCIAL SERVICES INC
filed 2015-08-12
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2015
Common Stock, no par value	One Share
As of August 12, 2015, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
June 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of June 30, 2015 and September 30, 2014
(unaudited)

	June 30, 2015	September 30, 2014
	(dollars in thousands)

ASSETS

Cash and cash equivalents - non-restricted	$5,206	$7,656
Cash and cash equivalents - restricted	620	621
Investments	—	350
Gross finance receivables	258,104	268,522
Less:
Unearned fees	(9,321)	(9,451)
Allowance for credit losses	(28,987)	(31,850)
Net finance receivables	219,796	227,221

Furniture and equipment, net	2,824	2,567
Net deferred tax asset	15,155	20,669
Prepaid and other assets	9,048	8,119
Deferred acquisition costs	1,056	1,103

Total assets	$253,705	$268,306

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks	$16,980	$—
Accounts payable	3,464	316
Accrued expenses and other liabilities	2,741	7,738
Voluntary remediation payable	1,490	14,552
Amortizing term notes	111,287	127,777
Investment notes	43,791	54,773

Total liabilities	179,753	205,156

Stockholder’s equity:
Common stock, no par value; 1 share issued and outstanding	86,394	86,394
Additional paid in capital	9,022	—
Retained deficit	(21,464)	(23,244)

Total stockholder’s equity	73,952	63,150

Total liabilities and stockholder’s equity	$253,705	$268,306

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations
For the three and nine months ended June 30, 2015 and 2014
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Interest income and fees	$18,112	$21,530	$56,016	$72,360

Interest expense	2,635	3,676	8,448	12,220

Net interest income before provision for credit losses	15,477	17,854	47,568	60,140
Provision for credit losses	5,573	8,323	19,076	28,671
Net interest income	9,904	9,531	28,492	31,469

Debt protection income, net
Debt protection revenue	391	704	1,216	2,360
Claims paid and change in reserves	(234)	(203)	(585)	(458)
Third party commissions	(43)	(76)	(135)	(254)
Total debt protection income, net	114	425	496	1,648

Other revenue	1	5	4	16

Total non-interest income, net	115	430	500	1,664

Non-interest expense
Management and record keeping services	5,716	5,603	17,131	22,355
Consumer lending software expense	2,313	—	2,313	—
Professional and regulatory fees	751	523	1,942	1,516
Amortization of intangibles	—	311	—	933
Other operating expenses	693	641	2,113	2,056
Total non-interest expense	9,473	7,078	23,499	26,860

Income before income taxes	546	2,883	5,493	6,273
Provision for income taxes	199	1,101	2,122	2,374
Net income	$347	$1,782	$3,371	$3,899

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
For the three and nine months ended June 30, 2015 and 2014
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Net income	$347	$1,782	$3,371	$3,899
Other comprehensive loss:
Unrealized losses on investment securities available for sale, gross	—	(2)	—	(12)
Tax benefit	—	1	—	4
Total other comprehensive loss, net of tax	—	(1)	—	(8)
Total comprehensive income	$347	$1,781	$3,371	$3,891

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the nine months ended June 30, 2015 and 2014
(unaudited)

	Total	Common Stock	Additional Paid in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income
	(dollars in thousands)

Balance, September 30, 2013	$104,672	$86,394	$—	$18,269	$9

Total comprehensive income	3,891	—	—	3,899	(8)
Dividends paid to parent	(2,340)	—	—	(2,340)	—

Balance, June 30, 2014	$106,223	$86,394	$—	$19,828	$1

Balance, September 30, 2014	$63,150	$86,394	$—	$(23,244)	$—

Capital contribution from parent	9,022	—	9,022	—	—
Total comprehensive income	3,371	—	—	3,371	—
Dividends paid to parent	$(1,591)	—	—	(1,591)	—

Balance, June 30, 2015	$73,952	$86,394	$9,022	$(21,464)	$—

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the nine months ended June 30, 2015 and 2014
(unaudited)

	Nine Months Ended June 30,
	2015	2014
	(dollars in thousands)

Cash flows from operating activities:
Net income	$3,371	$3,899
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	19,076	28,671
Consumer lending software expense	2,313	—
Depreciation and amortization	80	1,023
Deferred income taxes	5,514	460
Interest accrued on investment notes	1,949	2,043
Changes in:
Voluntary remediation payable	(13,062)	—
Accounts payable and accrued expenses	(2,834)	(1,013)
Deferred acquisition costs	47	1,135
Unearned debt protection fees	111	(2,797)
Prepaid and other assets	(929)	1,174

Net cash provided by operating activities	15,636	34,595

Cash flows from investing activities:
Finance receivables purchased from affiliate	(136,273)	(111,681)
Finance receivables purchased from retail merchants	—	(1,464)
Finance receivables repaid	124,511	155,629
Capital expenditures	(1,724)	(121)
Change in restricted cash	1	1
Investments matured	350	1,350

Net cash (used)/provided by investing activities	(13,135)	43,714

Cash flows from financing activities:
Net borrowings/(repayments) under lines of credit	16,980	(19,240)
Proceeds from borrowings	52,201	21,714
Repayment of borrowings	(81,563)	(71,940)
Capital contribution from parent	9,022	—
Dividends paid to parent	(1,591)	(2,340)

Net cash used in financing activities	(4,951)	(71,806)

Net (decrease)/increase in cash and equivalents	(2,450)	6,503

Cash and cash equivalents - non-restricted, Beginning of period	7,656	1,923

Cash and cash equivalents - non-restricted, End of period	$5,206	$8,426

Additional cash flow information:
Interest paid	$7,096	$10,942
Income taxes (refunded)/paid	(743)	1,812
Consumer lending software expense in accounts payable and other liabilities	985	—
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2015 and September 30, 2014 and for the three and nine months ended June 30, 2015 and June 30, 2014
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

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from the Consumer Banking Division (“CBD”) of MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of MCFC. These receivables represent loans primarily to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees.  We also historically purchased finance receivables from retail merchants that sold consumer goods to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees. We terminated the purchasing of retail installment contracts on March 31, 2014. See Note 2 for further information.

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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the third quarter of fiscal 2015, we purchased $105.2 million of military loans from CBD compared to $51.5 million during the third quarter of fiscal 2014. Approximately 34.7% of the amount of military loans we purchased in the third quarter of fiscal 2015 were refinancings of outstanding loans compared to 29.2% during the third quarter of fiscal 2014. We ceased purchasing retail installment contracts on March 31, 2014 and thus did not acquire retail installment contracts during either the third quarter of fiscal 2015 or the third quarter of fiscal 2014.

CBD has assumed the relationships with members of our retail merchant network. We will purchase direct military loans made by CBD to active-duty or career retired U.S. military personnel or U.S. Department of Defense employees that are customers of such retail merchants who wish to finance a retail purchase with a direct military loan from CBD.

The following table represents finance receivables for the periods presented:

	June 30, 2015	September 30, 2014
	(dollars in thousands)

Finance Receivables:
Military loans	$256,685	$263,675
Retail installment contracts	1,419	4,847
Gross finance receivables	258,104	268,522

Less:
Net deferred loan fees and dealer discounts	(5,394)	(4,573)
Unearned debt protection fees	(2,793)	(2,682)
Debt protection claims and policy reserves	(1,134)	(2,196)
Total unearned fees	(9,321)	(9,451)

Finance receivables - net of unearned fees	248,783	259,071

Allowance for credit losses	(28,987)	(31,850)

Net finance receivables	$219,796	$227,221

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

We also use internally developed data in this process. We utilize a statistical model based on credit risk trends, growth rate and charge off data, when incorporating historical factors to estimate losses. These results and management’s judgment are used to project inherent losses and to establish the allowance for credit losses for each segment of our finance receivables portfolio.

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$29,709	$638	$30,347	$29,964	$1,886	$31,850
Finance receivables charged-off	(8,146)	(172)	(8,318)	(9,647)	(569)	(10,216)
Recoveries	1,269	116	1,385	1,127	171	1,298
Provision	5,632	(59)	5,573	8,099	224	8,323
Balance, end of period	$28,464	$523	$28,987	$29,543	$1,712	$31,255

	For the Nine Months Ended June 30, 2015			For the Nine Months Ended June 30, 2014
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$30,537	$1,313	$31,850	$30,058	$1,342	$31,400
Finance receivables charged-off	(25,095)	(832)	(25,927)	(30,142)	(2,127)	(32,269)
Recoveries	3,633	355	3,988	3,036	417	3,453
Provision	19,389	(313)	19,076	26,591	2,080	28,671
Balance, end of period	$28,464	$523	$28,987	$29,543	$1,712	$31,255

Finance receivables	$256,685	$1,419	$258,104	$281,118	$6,864	$287,982
Allowance for credit losses	(28,464)	(523)	(28,987)	(29,543)	(1,712)	(31,255)
Balance net of allowance	$228,221	$896	$229,117	$251,575	$5,152	$256,727

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) on either military loans or retail installment contracts has not been received and accrued interest is limited to no more than 92 days. Loans that are 92 days past their contractual due date are deemed to be non-performing. As of June 30, 2015, we had $14.7 million in military loans and $0.4 million in retail installment contracts that were classified to be non-performing, compared to $16.2 million in military loans and $1.1 million in retail installment contracts as of September 30, 2014. As of June 30, 2015, we had $0.8 million in accrued interest for military loans and $5.0 thousand in accrued interest for retail installment contracts for assets that were classified as non-performing.  As of September 30, 2014, we had $0.9 million in accrued interest for military loans and $0.02 million in accrued interest for retail installment contracts for assets that were classified as non-performing.

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

	June 30, 2015	September 30, 2014
	(dollars in thousands)
Total finance receivables:
Gross balance	$258,104	$268,522
Performing	242,997	251,276
Non-performing	15,107	17,246
Non-performing loans as a percent of gross balance	5.85%	6.42%

Military loans:
Gross balance	$256,685	$263,675
Performing	241,966	247,481
Non-performing	14,719	16,194
Non-performing loans as a percent of gross balance	5.73%	6.14%

Retail installment contracts:
Gross balance	$1,419	$4,847
Performing	1,031	3,795
Non-performing	388	1,052
Non-performing loans as a percent of gross balance	27.34%	21.70%

As of June 30, 2015 and September 30, 2014, the past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	As of June 30, 2015
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$3,680	$7,406	$11,086	$245,599	$256,685
Retail installment contracts	34	148	182	1,237	1,419
Total	$3,714	$7,554	$11,268	$246,836	$258,104

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2014
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$4,120	$10,083	$14,203	$249,472	$263,675
Retail installment contracts	145	482	627	4,220	4,847
Total	$4,265	$10,565	$14,830	$253,692	$268,522

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

On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO 8 model and certain credit overlays.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Loan purchasing:
Loans purchased from CBD	$64,055	$34,364	$136,273	$111,681

Management and record keeping services:
Monthly servicing to CBD (1)	$3,539	$3,872	$11,163	$18,059
Monthly special services fee to CBD (2)	1,851	1,499	5,019	1,499
Monthly base fee to CBD (3)	125	125	375	125
Monthly indirect cost allocations to MCFC (4)	201	107	574	414
Monthly relationship fee to CBD (5)	—	—	—	2,258
Total management and record keeping services	$5,716	$5,603	$17,131	$22,355

Other transactions:
Fees paid to CBD in connection with loans purchased (6)	$602	$513	$1,425	$1,685
Tax (refunds)/payments (from)/to MCFC	(632)	32	(743)	1,812
Dividends paid to MCFC	474	479	1,591	2,340
Direct cost allocations to MCFC (7)	269	270	755	890
Capital contribution from MCFC	—	—	(9,022)	—
Other reimbursements to CBD (8)	—	—	1,650	—
Total other transactions	$713	$1,294	$(4,344)	$6,727

(1)
Effective October 1, 2014, the monthly servicing fee to CBD was 0.496% of outstanding principal under the amended LSMS Agreement. The monthly servicing fee was 0.68% of outstanding principal for the first six months of fiscal 2014.

(2)	Effective on April 1, 2014, monthly fees for special services that are not included in the LSMS Agreement will be at a rate of 125% of the cost of such services.

(3)	Effective on April 1, 2014, $500,000 annual base fee, payable monthly to CBD.

(4)	The annual maximum for fiscal years 2015 and 2014 is $765,750. The maximum may be increased annually in June with an increase in the Consumer Price Index.

(5)
The monthly relationship fee ceased on March 31, 2014 with the amended LSMS Agreement. The monthly relationship fee was $2.82 for each loan owned at the prior fiscal year end for the six months ended March 31, 2014.

(6)
Effective October 1, 2014, we pay a $26.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In fiscal 2014 the fee was $30.00 for each military loan purchased from CBD.

(7)	This allocation has a $1,877,636 annual maximum for fiscal year 2015 plus 7% per annum thereafter. $1,754,800 annual maximum for fiscal year 2014.

(8)	A one-time fee of $1,650,000 to implement a new consumer lending system that was paid over five monthly installments beginning on October 1, 2014.

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

For the first nine months of fiscal 2015 and the fiscal year ended September 30, 2014 there were no significant transfers in or out of Levels 1, 2 or 3.

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

The carrying amounts and estimated fair values of our financial instruments at June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015		September 30, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents - non-restricted	$5,206	$5,206	$7,656	$7,656
Cash and cash equivalents - restricted	620	620	621	621
Investments	—	—	350	350
Net finance receivables	219,796	223,925	227,221	227,304

Financial liabilities:
Amortizing term notes	$111,287	$111,988	$127,777	$129,328
Investment notes	43,791	47,257	54,773	58,945

There were no investments outstanding as of June 30, 2015. Book value of investments outstanding as of September 30, 2014 was $0.35 million, $0.25 million of which was U.S. government bonds and the remaining $0.1 million was certificates of deposit. There were no unrealized gains or losses as of September 30, 2014 as carrying value approximated fair value.

During first nine months of fiscal 2015 and 2014, the Company received $0.35 million and $1.4 million, respectively, in proceeds from the maturity of U.S. government bonds and certificates of deposit.  During the first nine months of fiscal 2015 and 2014 we did not recognize any material realized gains or losses or receive proceeds on the sale of investment securities.

NOTE 5:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into a Secured Senior Lending Agreement (the “SSLA”) with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The term of the current SSLA ends on March 31, 2016 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of June 30, 2015, we could request up to $44.2 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of June 30, 2015, the lenders have indicated a willingness to participate in fundings up to an aggregate of $171.9 million during the next 12 months, including $128.3 million that is currently outstanding. During the third quarter of fiscal 2015, two banks with aggregate funding availability of $16.4 million notified the Company that they would not be participating in future borrowings at this time. The two banks did not formally withdrawal from the SSLA and are considering future funding opportunities. One bank with a total funding participation of $10.0 million and $3.1 million in borrowings outstanding as of March 31, 2015, withdrew from the SSLA in the second quarter of fiscal 2015. Several other banks reduced their total funding participation by $29.4 million during the second fiscal quarter of 2015. Additionally, we received consent from the lenders to pay off the $19.4 million, as of March 31, 2015, in borrowings from withdrawing banks that previously participated in the SSLA. In April 2015, we paid off the $19.4 million in withdrawing bank borrowings with fundings from the remaining SSLA lenders.

Our SSLA allows additional banks to become parties to the SSLA under a non-voting role. We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of June 30, 2015, the principal balance outstanding to non-voting banks under the SSLA was $0.6 million.

The aggregate notional balance outstanding under amortizing notes was $111.3 million and $127.8 million at June 30, 2015 and September 30, 2014, respectively.  There were 216 and 320 amortizing term notes outstanding at June 30, 2015 and September 30, 2014, respectively, with a weighted-average interest rate of 5.82% and 6.09%, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 5.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes is payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  In the third fiscal quarter of 2015 and 2014, uncommitted availability fees were $0.10 million and $0.13 million, respectively.

Advances outstanding under the revolving credit line were $17.0 million and zero at June 30, 2015 and September 30, 2014, respectively.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 4.00%, whichever is greater.  Interest on borrowings was 4.00% at June 30, 2015.

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

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $43.8 million, which includes a $0.06 million purchase adjustment at June 30, 2015, and $54.8 million, which includes a $0.12 million purchase adjustment at September 30, 2014.  The purchase adjustments relate to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $52,435 and $53,062, with a weighted interest rate of 9.23% at June 30, 2015 and September 30, 2014, respectively.

On April 29, 2015, we filed with the Securities and Exchange Commission ("SEC") our post-effective amendment to remove from registration all securities that remain unsold under our amended registration statement originally filed with the SEC on January 28, 2011 (the "Registration Statement").  We subsequently filed a Form RW, on June 5, 2015, to withdraw Post-Effective Amendment No. 4 to the Registration Statement, pursuant to which no securities were sold and which was never declared effective by the SEC. We will no longer offer and sell investment notes pursuant to the Registration Statement.

Subordinated Debt - Parent

Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our request and dependent upon the availability of funds from our parent and repayment is due upon demand.  The maximum principal balance on this facility is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of June 30, 2015 and September 30, 2014 we did not have an outstanding balance.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) as of June 30, 2015, follows:

	Amortizing Notes SSLA Lenders	Amortizing Notes Non-Voting Banks	Investment Notes	Total
	(dollars in thousands)

2015	$12,254	$325	$3,195	$15,774
2016	43,938	280	16,707	60,925
2017	31,085	—	5,732	36,817
2018	14,440	—	634	15,074
2019	8,965	—	686	9,651
2020 and beyond	—	—	16,777	16,777
Total	$110,682	$605	$43,731	$155,018

NOTE 6:  VOLUNTARY REMEDIATION

In June 2013, MCB received a letter from the Office of the Comptroller of the Currency (the "OCC") regarding certain former business practices of CBD that the OCC alleged violated Section 5 of the Federal Trade Commission Act. In July 2013, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law. On July 22, 2014, MCB's Board of Directors directed management to develop a plan of self-remediation to address the sales and marketing practices in question. While developing the self-remediation plan, it was determined on September 1, 2014 that MCB's affiliates who benefited from the practices in question should also adopt self-remediation plans and participate proportionately in the execution of the overall plan of self-remediation.

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

Under the Plans, the Company's proportionate share of liability for customer remediation is approximately $13.5 million. The Company has accrued an additional $1.0 million related to the estimated proportionate share of further legal, administrator, audit and data fees. As of June 30, 2015, the Company's remaining liability for remediation was $1.5 million. All planned customer mailings and payments, under the Plans, have been completed as of June 30, 2015. The Company expects the completion of Plans in the first half of fiscal 2016.

The OCC has indicated acceptance of the Plans and management will continue to implement the Plans as outlined above.

NOTE 7:  CONSUMER LENDING SOFTWARE EXPENSE

The Company entered into a Master Services Agreement (the "MSA") with Fidelity Information Services, LLC ("FIS"), effective as of June 30, 2014, to provide products and services for the development of a new consumer lending software platform (the "FIS Platform"). The implementation and launch of the FIS Platform was expected to be completed during the second quarter of fiscal year 2015. On April 24, 2015, the Company notified FIS that it was terminating its relationship with FIS under the MSA. Effective June 10, 2015, the Company and FIS entered into a written settlement agreement whereby the parties released, waived and discharged one another and their affiliates from any and all liabilities arising out of or relating to the MSA. Pursuant to the settlement agreement, the Company also agreed, among other things, to make a one-time payment to FIS of $3.2 million, payable during the fourth quarter of fiscal 2015, a portion of which will constitute a license fee for FIS's Default Manager software. The $3.2 million payable was included in the accounts payable line of the balance sheet as of June 30, 2015. The settlement contains other customary settlement provisions, and no other payments are required by the parties under the settlement agreement or MSA.

The Company recorded a $2.3 million expense in the third quarter of fiscal 2015, which included $1.2 million for the FIS settlement and $1.1 million for previously capitalized consumer lending software development costs. The Company capitalized $2.0 million of the FIS settlement for the FIS Default Manager software and consumer lending software development and design costs. The Company is currently reviewing proposals for the development of a new consumer lending system with implementation expected to be completed in fiscal year 2016.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFS”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth herein in Item 1A of Part II in our Annual Report on Form 10-K for the period ended September 30, 2014 under "Part I Item 1A. Risk Factors" and in our Quarterly Report on Form 10-Q for the period ended March 31, 2015, under "Part II Item 1A. Risk Factors." If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

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

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the third quarter of fiscal 2015, the average size of a loan when acquired was $4,548 and had an average term of 36 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their time in grade, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  In evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and job stability. On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average customer loan balance was $3,121 at June 30, 2015, repayable in equal monthly installments and with an average remaining term of 17 months.

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

As a customer service, we will purchase a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 34.7% of the amount of military loans we purchased in the third quarter of fiscal 2015 were refinancings of outstanding loans compared to 29.2% during the third quarter of fiscal 2014.

Military Loans Purchased from CBD.   We purchase military loans from CBD if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted CBD rights to use our lending system; however, we retained ownership of the lending system.  Using our proprietary lending criteria and scoring model and system, CBD originates these loans directly over the internet.  During the first quarter of fiscal 2015, CBD launched a new loan production office concept focused on technology and customer service. Loan production office personnel are available to assist customers with questions and to facilitate their loan application via the internet. Under the new loan production office concept, three new offices were opened in the first nine months of fiscal 2015. Military loans typically had maximum terms of 48 months and had an average origination amount of $4,176 in the first nine months of fiscal 2015.  We pay a $26.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In the third quarter of fiscal 2015, we paid CBD $0.6 million in fees in connection with CBD's origination of military loans compared to $0.5 million in the third quarter of fiscal 2014.

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

On November 17, 2014, the Company and the listed affiliated entities entered into the fourth amended and restated LSMS Agreement with MCB and the Agent. Effective on October 1, 2014, the Company pays fees for services under the LSMS Agreement that include: (1) a loan origination fee of $26.00 for each loan (not including retail installment contracts) originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly serving fee of 0.496% (5.95% annually) of the outstanding principal balance of loans serviced as of the last day of the prior month end; (4) a monthly special services fee at a rate of 125% of the cost for such services rendered in specific areas not included in the LSMS Agreement; and (5) a one-time implementation fee of $1.65 million to be paid to MCB for the costs to implement a new consumer lending system and its related system and infrastructure. The implementation fee was paid over five monthly installments, beginning October 1, 2014.

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

We have an expense sharing agreement (the “Expense Sharing Agreement”) with MCFC and its subsidiaries, MCB and its subsidiaries, and Heights Finance Holding Co. and its subsidiaries, which governs the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, direct expenses will be paid by the incurring party, while indirect expenses will be allocated using reliable cost indicators. The direct costs of MCFC’s services will not exceed the cost of a third-party to provide similar services. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, strategic planning, loan review services, risk management services, regulatory compliance support, tax department services, legal services and information technology services. The other parties to the Expense Sharing Agreement may provide office space rentals, technology support and servicing of loans and leases. On July 23, 2015, the Company entered into a new expense sharing agreement with MCFC and its subsidiaries that includes additional informational technology services provided by MCFC.

The Company entered into a Master Services Agreement (the "MSA") with Fidelity Information Services, LLC ("FIS"), effective as of June 30, 2014, to provide products and services for the development of a new consumer lending software platform (the "FIS Platform"). The implementation and launch of the FIS Platform was expected to be completed during the second quarter of fiscal year 2015. On April 24, 2015, the Company notified FIS that it was terminating its relationship with FIS under the MSA. Effective June 10, 2015, the Company and FIS entered into a written settlement agreement whereby the parties released, waived and discharged one another and their affiliates from any and all liabilities arising out of or relating to the MSA. Pursuant to the settlement agreement, the Company also agreed, among other things, to make a one-time payment to FIS of $3.2 million, payable during the fourth quarter of fiscal 2015, a portion of which will constitute a license fee for FIS's Default Manager software. The $3.2 million payable was included in the accounts payable line of the balance sheet as of June 30, 2015. The settlement contains other customary settlement provisions, and no other payments are required by the parties under the settlement agreement or MSA.

The Company recorded a $2.3 million expense in the third quarter of fiscal 2015 for the FIS settlement and previously capitalized consumer lending software development costs. The Company is currently reviewing proposals for the development of a new consumer lending system with implementation expected to be completed in fiscal year 2016.

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

The liability we establish for estimated losses related to our debt protection operations and the corresponding charges to our income to maintain this amount are actuarially evaluated annually and we consider this amount adequate.  If our debt protection customers are killed, injured, divorced, unexpectedly discharged or have not received their pay, we will have payment obligations.

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts historically purchased from our network of retail merchants.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	June 30, 2015	September 30, 2014

Finance receivables:
Total finance receivables balance	$258,103,845	$268,521,634
Average note balance	$3,121	$2,704
Total number of notes	82,709	99,313

Military loans:
Total military receivables	$256,685,191	$263,674,895
Percent of total finance receivables	99.45%	98.20%
Average note balance	$3,152	$2,767
Number of notes	81,448	95,280

Retail installment contracts:
Total retail installment contract receivables	$1,418,654	$4,846,739
Percent of total finance receivables	0.55%	1.80%
Average note balance	$1,125	$1,202
Number of notes	1,261	4,033

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds.  Some states and federal statutes regulate the interest rates that may be charged to our customers.  In addition, competitive market conditions also impact the interest rates.

Our interest expense is sensitive to general market interest rate fluctuations.  These general market fluctuations directly impact our cost of funds.  CBD voluntarily capped the interest rate at 36% on the loans its originates to active-duty service members. Our inability to increase the annual percentage rate earned on new and existing finance receivables restricts our ability to react to increases in cost of funds.  Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability.

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Total finance receivables balance	$258,104	$287,982	$258,104	$287,982
Average total finance receivables (1)	246,033	293,105	248,748	323,312
Average interest bearing liabilities (1)	161,717	210,614	166,260	232,249
Total interest income and fees	18,112	21,530	56,016	72,360
Total interest expense	2,635	3,676	8,448	12,220

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Total Finance Receivables.  Our aggregate finance receivables decreased 10.4% or $29.9 million, to $258.1 million on June 30, 2015 from $288.0 million on June 30, 2014 due to the closure of all CBD loan production offices in October 2013, the cessation of purchasing retail installment contracts on March 31, 2014 and underwriting changes made by CBD in the first quarter of fiscal 2014.   Our supplier of loans, CBD, saw a 104.2% or $53.7 million increase in military loan originations during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.  The increase in loan originations was due primarily to pricing and underwriting changes made in April 2015. In April 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model with certain credit overlays. The three new loan production offices that opened in fiscal 2015 also contributed to the increase in loan originations. Due to our decision to no longer purchase retail installment contracts after March 31, 2014, we did not purchase any retail installment contracts during either the third quarter of fiscal 2015 or the third quarter of fiscal 2014. See further discussion in the sections titled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 99.4% of our total revenue for the third quarter of fiscal 2015 and 98.0% for the third quarter of fiscal 2014. Interest income and fees decreased to $18.1 million in the third quarter of fiscal 2015 from $21.5 million for the third quarter of fiscal 2014, a decrease of $3.4 million or 15.8%.  The decrease was due primarily to a decline in aggregate average finance receivables of 16.1%.

Interest Expense.  Interest expense in the third quarter of fiscal 2015 decreased 29.7% to $2.6 million compared to $3.7 million for the third quarter of fiscal 2014.  This decrease was due to a decrease in average interest bearing liabilities of 23.2%. Investment notes decreased to $43.8 million as of June 30, 2015 compared to $56.4 million as of June 30, 2014, a decrease of $12.6 million or 22.3%. Amortizing term notes decreased to $111.3 million as of June 30, 2015 compared to $146.8 million as of June 30, 2014, a decrease of $35.5 million or 24.2%.

Provision for Credit Losses.  The provision for credit losses in the third quarter of fiscal 2015 decreased to $5.6 million from $8.3 million in the third quarter of fiscal 2014, a decrease of $2.7 million or 32.5%.  Net charge-offs decreased to

$6.9 million in the third quarter of fiscal 2015 from $8.9 million in the third quarter of fiscal 2014, a decrease of $2.0 million or 22.5%.  The net charge-off ratio decreased to 11.3% for the third quarter of fiscal 2015 compared to 12.2% for the third quarter of fiscal 2014. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims paid and change in benefit reserves and third-party commission expenses.  Debt protection revenue decreased to $0.4 million in the third quarter of fiscal 2015 from $0.7 million in the third quarter of fiscal 2014, a decrease of $0.3 million or 42.9%. Claims paid and change in reserves were $0.2 million in the third quarter of fiscal 2015 and 2014. The decline in debt protection revenue is due primarily to the decrease in the aggregate finance receivables and reduction in the number of customers purchasing the product.

Non-Interest Expense.  Non-interest expense in the third quarter of fiscal 2015 was $9.5 million compared to $7.1 million for the third quarter of fiscal 2014, an increase of $2.4 million or 33.8%.  Non-interest expenses increased during the third quarter of fiscal 2015 due primarily to the $2.3 million expense recorded for the FIS settlement and previously capitalized consumer lending software development costs. See further discussion in "Lending and Servicing Operations." Non-interest expense in the third quarter of fiscal 2015 also included a decline in the amortization of intangibles of $0.3 million.

Provision for Income Taxes.  The Company’s effective tax rate was 36.4% in the third quarter of fiscal 2015 compared to 38.2% in the third quarter of fiscal 2014, or a decrease of 1.8%.  The decrease is primarily related to the fiscal 2014 return to provision adjustment recorded in the third quarter of fiscal 2015, which caused the federal tax liability to be slightly below a 35% marginal tax rate.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Total Finance Receivables. Our aggregate finance receivables decreased 10.4% or $29.9 million, to $258.1 million on June 30, 2015 from $288.0 million on June 30, 2014 due to the closure of all CBD loan production offices in October 2013, the cessation of purchasing retail installment contracts on March 31, 2014 and underwriting changes made by CBD in the first quarter of fiscal 2014. Our supplier of loans, CBD, saw a 24.8% or $45.5 million increase in military loan originations during the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. The increase in loan originations was due primarily to pricing and underwriting changes made in April 2015. In April 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model with certain credit overlays. The three new loan production offices that opened in fiscal 2015 also contributed to the increase in loan originations. Our acquisition of retail installment contracts decreased during the first nine months of fiscal 2015 by $1.7 million or 100.0% compared to the first nine months of fiscal 2014 due to the cessation of purchasing retail installment contracts. See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees. Interest income and fees represented 99.1% of our total revenue for the first nine months of fiscal 2015 compared to 97.8% for the first nine months of fiscal 2014. Interest income and fees decreased to $56.0 million in the first nine months of fiscal 2015 from $72.4 million for the first nine months of fiscal 2014, a decrease of $16.4 million or 22.7%. The decrease was due primarily due to a decline in aggregate average finance receivables of 23.1%.

Interest Expense. Interest expense in the first nine months of fiscal 2015 decreased 31.1% to $8.4 million compared to $12.2 million for the first nine months of fiscal 2014. This decrease was due to a decrease in average interest bearing liabilities of 28.4%. Investment notes decreased to $43.8 million as of June 30, 2015 compared to $56.4 million as of June 30, 2014, a decrease of $12.6 million or 22.3%. Amortizing term notes decreased to $111.3 million as of June 30, 2015 compared to $146.8 million as of June 30, 2014, a decrease of $35.5 million or 24.2%.

Provision for Credit Losses. The provision for credit losses in the first nine months of fiscal 2015 decreased to $19.1 million from $28.7 million in the first nine months of fiscal 2014, a decrease of $9.6 million or 33.4%. Net charge-offs also decreased to $21.9 million in the first nine months of fiscal 2015 from $28.8 million in the first nine months of fiscal 2014, a decrease of $6.9 million or 24.0%. The net charge-off ratio decreased to 11.8% for the first nine months of fiscal 2015 compared to 11.9% for the first nine months of fiscal 2014. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims benefit expenses and third-party commission expenses.  Debt protection revenue decreased to $1.2 million in the first nine months of fiscal 2015 compared to $2.4 million in the first nine months of fiscal 2014, a decrease of $1.2 million or 50.0%. Claims paid and change in reserves increased to $0.6 million in the first nine months of fiscal 2015 compared to $0.5 million in the first nine months of fiscal 2014, an increase of $0.1 million or 20.0%. The decline in debt protection revenue is due primarily to the decrease in the aggregate finance receivables and reduction in the number of customers purchasing the product.

Non-interest expense. Non-interest expense in the first nine months of fiscal 2015 was $23.5 million compared to $26.9 million for the first nine months of fiscal 2014, a decrease of $3.4 million or 12.6%. Non-interest expenses decreased during the first nine months of fiscal 2015 due primarily to a $5.3 million decrease in management and record keeping services fees, the result of a 23.1% decline in average finance receivables and a reduced monthly servicing fee under the amended and restated LSMS Agreement. The decline in management and record keeping services fees is partially offset by the $2.3 million expense recorded in the third fiscal quarter for the FIS settlement and previously capitalized consumer lending software development costs.

Provision for Income Taxes. The Company’s effective tax rate was 38.6% in the first nine months of fiscal 2015 compared to 37.8% in the first nine months of fiscal 2014, or an increase of 0.8%. The net increase is due to the recognition of a state tax benefit in the first nine months of fiscal 2014 related to refunds received from state tax audit settlements and continued changes in state apportionment factors, driven by a shift in business mix as a result of the mix of product revenue. This increase is offset by the fiscal 2014 return to provision adjustment for its federal tax liability which was recorded in the first nine months of fiscal 2015.

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

	June 30, 2015	September 30, 2014	June 30, 2014
	(dollars in thousands)

Total finance receivables	$258,104	$268,522	$287,982
Total finance receivables balances 60 days or more past due	11,268	14,830	12,823
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	4.37%	5.52%	4.45%

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

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Military loans:
Military loans charged-off	$8,146	$9,647	$25,095	$30,142
Less recoveries	1,269	1,127	3,633	3,036
Net charge-offs	$6,877	$8,520	$21,462	$27,106
Average military receivables (1)	$244,396	$285,490	$246,131	$312,875
Percentage of net charge-offs to average military receivables (annualized)	11.26%	11.94%	11.63%	11.55%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Retail installment contracts:
Contracts charged-off	$172	$569	$832	$2,127
Less recoveries	116	171	355	417
Net charge-offs	$56	$398	$477	$1,710
Average retail installment contract receivables (1)	$1,637	$7,615	$2,618	$10,437
Percentage of net charge-offs to average retail installment contract receivables (annualized)	13.68%	20.91%	24.29%	21.85%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Former Military.  As of June 30, 2015 and September 30, 2014, we had approximately $10.6 million, or 4.1% of our total portfolio, and $12.5 million, or 4.6% of our total portfolio, respectively, from customers who had advised us of their separation from the military prior to repaying their loan.  As of June 30, 2014, we had approximately $11.9 million, or 4.6% of our total portfolio from customers who had advised us of their separation from the military prior to repaying their loan.  Net charge-offs, from customers who had advised us of their separation from the military, were $3.0 million and represented 43.6% of net charge-offs in the third quarter of fiscal 2015 compared to $4.9 million and 55.1% in the third quarter of fiscal 2014.  See our Annual Report “Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Balance, beginning of period	$30,347	$31,850	$31,850	$31,400
Finance receivables charged-off	8,318	10,216	25,927	32,269
Less recoveries	1,385	1,298	3,988	3,453
Net charge-offs	6,933	8,918	21,939	28,816
Provision for credit losses	5,573	8,323	19,076	28,671
Balance, end of period	$28,987	$31,255	$28,987	$31,255

We maintain an allowance for credit losses, which represents management’s estimate of inherent losses in the outstanding finance receivable portfolio.  The allowance for credit losses is reduced by actual credit losses and is increased by the provision for credit losses and recoveries of previous losses.  The provision for finance receivable losses are charged to earnings to bring the total allowance to a level considered necessary by management.  As the portfolio of total finance receivables consists of military loans and retail installment contracts, a large number of relatively small, homogeneous accounts, the finance receivables are evaluated for impairment as two separate components: military loans and retail installment contracts.  Management considers numerous factors in estimating losses in our credit portfolio, including the following:

•Prior credit losses and recovery experience;
•Current economic conditions;
•Current finance receivable delinquency trends; and
•Demographics of the current finance receivable portfolio.

The following table sets forth certain information about our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Average total finance receivables (1)	$246,033	$293,105	$248,748	$323,312
Provision for credit losses	5,573	8,323	19,076	28,671
Net charge-offs	6,933	8,918	21,939	28,816
Net charge-offs as a percentage of average total finance receivables (annualized)	11.27%	12.17%	11.76%	11.88%
Allowance for credit losses	$28,987	$31,255	$28,987	$31,255
Allowance as a percentage of average total finance receivables	11.78%	10.66%	11.65%	9.67%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD to increase its originations for our future growth.  In connection with purchasing the loans, we pay CBD a fee in the amount of $26.00 for each military loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  Our loan acquisitions increased for the first nine months of fiscal 2015 to $228.8 million from $185.0 million in the first nine months of fiscal 2014 due to increased loan originations by the CBD. The increase in loan originations and average loan amounts was due primarily to pricing and underwriting changes made in April 2015. In April 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. We modified our purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model with certain credit overlays. Three new loan production offices that opened in the first nine months of fiscal 2015 also contributed to the increase in loan originations. CBD also launched a new loan production office concept in the first quarter of fiscal 2015, which is focused on technology and customer service.

The following table sets forth our overall purchases of military loans and retail installment contracts, including those refinanced, as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Total loans acquired:
Gross balance	$105,217,502	$51,529,340	$228,766,323	$184,964,567
Number of finance receivable notes	23,137	17,109	54,781	56,800
Average note amount	$4,548	$3,012	$4,176	$3,256

Military loans:
Gross balance	$105,217,502	$51,529,340	$228,766,323	$183,272,557
Number of finance receivable notes	23,137	17,109	54,781	56,190
Average note amount	$4,548	$3,012	$4,176	$3,262

Retail installment contracts:
Gross balance	$—	$—	$—	$1,692,010
Number of finance receivable notes	—	—	—	610
Average note amount	$—	$—	$—	$2,774

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans and, historically, retail installment contracts.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  An increasing portfolio balance generally leads to cash being used in investing activities. A decreasing portfolio balance generally leads to cash provided by investing activities.  Cash used in investing activities in the first nine months of fiscal 2015 was approximately $13.1 million and cash used in financing activities was $5.0 million, which was funded from $15.6 million in operating activities and a $9.0 million capital contribution from the Company's parent.  Cash provided by investing activities in the first nine months of fiscal 2014 was approximately $43.7 million and cash used in financing activities was $71.8 million, which was funded by operating activities of $34.6 million.

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

On April 29, 2015, we filed with the Securities and Exchange Commission ("SEC") our post-effective amendment to remove from registration all securities that remain unsold under our amended registration statement originally filed with the SEC on January 28, 2011 (the "Registration Statement").  We subsequently filed a Form RW, on June 5, 2015, to withdraw Post-Effective Amendment No. 4 to the Registration Statement, pursuant to which no securities were sold and which was never declared effective by the SEC. We will no longer offer and sell investment notes pursuant to the Registration Statement.

Senior Indebtedness - Bank Debt.  On June 12, 2009, we entered into the SSLA with certain lenders.  The term of the current SSLA ends on March 31, 2016 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of June 30, 2015, we could request up to $44.2 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds. As of June 30, 2015, our credit facility had a 74.4% utilization, which may restrict future growth in our loan receivable portfolio. If we cannot secure new borrowings or increased funding participation from our SSLA lenders, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition. As of June 30, 2015, we had $111.3 million of senior debt outstanding, compared to $127.8 million at September 30, 2014, a decrease of $16.5 million, or 12.9%.  Overall indebtedness, including senior and subordinated indebtedness, decreased $10.5 million to $172.1 million at June 30, 2015 from $182.6 million at September 30, 2014. The decrease in overall indebtedness coincides with the $10.4 million decrease in gross finance receivables from September 30, 2014 to June 30, 2015. As of June 30, 2015 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $17.0 million as of June 30, 2015, compared to zero at September 30, 2014, an increase of $17.0 million, or 100%.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.

As of June 30, 2015, the lenders have indicated a willingness to participate in fundings up to an aggregate of $171.9 million during the next 12 months, including $128.3 million that is currently outstanding. During the third quarter of fiscal 2015, 2 banks with aggregate funding availability of $16.4 million notified the Company that they would not be participating in future borrowings at this time. The two banks did not formally withdrawal from the SSLA and are considering future funding opportunities. One bank with a total funding participation of $10.0 million and $3.1 million in borrowings outstanding as of March 31, 2015, withdrew from the SSLA in the second quarter of fiscal 2015. Several other banks reduced their total funding participation by $29.4 million during the second fiscal quarter of 2015. Additionally, we received consent from the le nders to pay off the $19.4 million in withdrawing bank borrowings as of March 31, 2015. In April 2015, we paid off the $19.4 million in withdrawing bank borrowings with fundings from the remaining SSLA lenders.

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

Senior Indebtedness Table - Bank Debt.  As of June 30, 2015 and September 30, 2014, the total borrowings and availability under the SSLA consisted of the following amounts for the end of the periods presented:

	June 30, 2015	September 30, 2014
	(dollars in thousands)

Revolving credit line:
Total facility	$20,750	$37,750
Balance at end of period	16,980	—
Maximum available credit (1)	3,770	37,750

Term notes: (2)
Voting banks	$151,142	$205,750
Withdrawing banks	—	13,658
Non-voting banks	605	4,504
Total facility	$151,747	$223,912
Balance at end of period	111,287	127,777
Maximum available credit (1)	40,460	96,135

Total revolving and term notes: (2)
Voting banks	$171,892	$243,500
Withdrawing banks	—	13,658
Non-voting banks	605	4,504
Total facility	$172,497	$261,662
Balance, end of period	128,267	127,777
Maximum available credit (1)	44,230	133,885
Credit facility available (3)	44,230	52,793
Percent utilization of voting banks	74.3%	45.0%
Percent utilization of the total facility	74.4%	48.8%

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

Subordinated Debt - Parent.  Our SSLA allows for a revolving line of credit with our parent.  Funding on this line of credit is provided as needed at our request and dependent upon the availability of our parent with a maximum principal balance of $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  During the first nine months of fiscal 2015, there were no borrowings or repayments on this debt.  As of June 30, 2015 and September 30, 2014, there was no outstanding balance.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days written notice.  As of June 30, 2015, we had outstanding $43.8 million of these notes (with accrued interest), which includes a $0.06 million purchase adjustment.  The purchase adjustment relates to a fair value adjustment recorded as part of the purchase of the Company by MCFC.  These notes had a weighted average interest rate of 9.23%.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended June 30, 2015, does not differ materially from that discussed under Item 7A of the registrant’s 2014 Annual Report on Form 10-K. As of June 30, 2015, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving grid notes bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 4.00% in accordance with our SSLA.  The prime rate as of June 30, 2015 was 3.25%.  The prime rate would need to increase more than 75 basis points to have any effect on our borrowing rate for our revolving grid notes.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 5.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of June 30, 2015 was 1.25%.  The 90 day moving average rate of treasury notes would need to increase by 130 basis points to affect our amortizing notes.  A 10% increase or decrease in the prime rate or the 90 day moving average rate of treasury notes would not have any effect on our earnings.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In our 2014 Annual Report on Form 10-K and in our March 31, 2015 Form 10-Q, we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  Except as discussed below, there have been no material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K and March 31, 2015 Form 10-Q.
We rely on debt funding to provide us with liquidity, which contains limits on the amount of available credit from our bank group facility. We have a maximum amount of available credit, which limits the amount of debt funding we receive from our bank group and could have a material adverse effect on our results of operations and financial condition.
We use debt financing to provide us with liquidity. To procure and maintain this financing, we are required to comply with various restrictive covenants and limits on the amount of available credit. Our bank facility is an uncommitted credit facility where our lenders have indicated a willingness to participate in fundings up to an aggregate maximum amount. As of June 30, 2015, the lenders have indicated a willingness to participate in fundings up to an aggregate of $171.9 million during the next 12 months, including $128.3 million that is currently outstanding. As of June 30, 2015, our credit facility had a 74.4% utilization, which may restrict future growth in our loan receivable portfolio. If we cannot secure new borrowings or increased funding participation from our SSLA lenders, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition. Available credit limits may inhibit the way we operate our business and thus have a material adverse effect on our results of operations and financial condition. Any lender may elect not to participate in future fundings at any time without penalty. The banks that are party to the SSLA may choose not to make loans to us in the future, in such case, we may need to raise capital from other sources. There is no assurance that alternative sources of liquidity will be available to us.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and nine months ended June 30, 2015 (ii) the Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014, (iii) the Consolidated Statement of Cash Flows for the nine months ended June 30, 2015 and June 30, 2014 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	August 12, 2015
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Laura V. Stack	Chief Operating Officer, Chief Financial	August 12, 2015
Laura V. Stack	Officer, Treasurer and Asst. Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and nine months ended June 30, 2015 (ii) the Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014, (iii) the Consolidated Statement of Cash Flows for the nine months ended June 30, 2015 and June 30, 2014 and (iv) Notes to Consolidated Financial Statements.