Form 10-K
period 2015-09-30
PIONEER FINANCIAL SERVICES INC
filed 2015-12-17
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2015
Common Stock, no par value	One Share
As of September 30, 2015, one share of the Registrant’s common stock is outstanding.  The market value of voting and non-voting common equity held by non-affiliates is zero and the registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.
FORM 10-K
 September 30, 2015

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (“Report” or “Annual Report”), including the documents incorporated herein by reference, contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “should,” “seek,” “plan,” “project,” “strategy,” “future,” “intend,” “goal,” “likely,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this Report.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements, except as required by federal securities laws.

ITEM 1.                                                BUSINESS

General

Pioneer Financial Services, Inc. (“PFSI”), a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  PFSI, with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), purchases consumer loans made primarily to active-duty or career retired U.S. military personnel.  We intend to hold these consumer loans and retail installment contracts until repaid.

We purchase consumer loans from the Consumer Banking Division (“CBD”) (formerly known as the Military Banking Division and Pioneer Military Lending Division) of MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of our parent, MCFC.  CBD originates these consumer loans via the internet and through loan production offices.  Military customers use loan proceeds for personal financial needs or to purchase consumer goods and services.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

As of September 30, 2015, Timothy L. Stanley, Chief Executive Officer and Laura V. Stack, Chief Operating Officer and Chief Financial Officer, were our sole executive officers and are responsible for our policy-making decisions.  None of these officers are directly compensated by us.  Ms. Stack was an employee of CBD.  On April 1, 2015, Ms. Stack became an employee of MCFC. Mr. Stanley is also an employee of MCFC. CBD provides compensation and remuneration for services to all the employees of CBD that provide services to PFSI. We pay fees to CBD for management and record keeping services. MCFC provides compensation and remuneration for services to all the employees of MCFC that provide services to PFSI.  We have an expense sharing agreement with MCFC. See "Management and Record Keeping Services" herein for further information.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained CBD as our sole supplier of loans.  We entered into a Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD whereby we purchase loans originated by CBD and CBD services these loans on our behalf.  Under the LSMS Agreement, PFSI has the exclusive right to purchase loans originated by CBD that meet the following guidelines:

•	All borrowers are primarily active-duty or career retired U.S. military personnel;

•	All potential borrowers must complete standardized credit applications online via the internet or through applications facilitated in retail merchant locations; and

•	All loans must meet additional purchase criteria that was developed from our past credit repayment experience and is periodically revalidated based on current portfolio performance.

To the extent CBD originates loans with these purchasing criteria; we have the exclusive right to purchase such loans.  Loans purchased from CBD are referred to as “military loans.”  See “Item 1A. Risk Factors.”

Loan Purchasing

General.  We have more than 28 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by CBD when originating loans in this market.

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and job stability. On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military. The average customer loan balance was $3,383 at September 30, 2015, repayable in equal monthly installments and with an average remaining term of 17 months.

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record.  An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce.  Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws.  Underwriting guidelines are used at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay.  These guidelines are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance.  We purchase loans made to consumers who fit our purchase criteria.  The amount and interest rate of the military loans purchased are set by CBD based upon its underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we will purchase a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 36.1% of the amount of military loans we purchased in fiscal 2015 were refinancings of outstanding loans.

Military Loans Purchased from CBD.   We purchase military loans from CBD if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military marketplace and modified on April 22, 2015.  Pursuant to the LSMS Agreement, we granted CBD rights to use our lending system; however, we retained ownership of the lending system.  Using our proprietary lending criteria and scoring model and system, CBD originates these loans directly over the internet.  During the first quarter of fiscal 2015, CBD launched a new loan production office concept focused on technology and customer service. Loan production office personnel are available to assist customers with questions and to facilitate their loan application via the internet. Under the new loan production office concept, four new offices were opened during fiscal 2015. Military loans typically have maximum terms of 48 months and had an average origination amount of $4,250 in fiscal 2015.  In fiscal 2015 and 2014, we paid a $26.00 and $30.00 fee, respectively, for each military loan purchased from CBD to reimburse CBD for loan origination costs. In fiscal 2015, we paid CBD $2.0 million in fees connected with CBD origination of military loans compared to $2.1 million in fiscal 2014.

Retail Installment Contracts.  On March 31, 2014, we ceased purchasing retail installment contracts from a retail merchant network. CBD has assumed the relationships with members of the retail merchant network. We will purchase direct military loans made by CBD to active-duty or career retired U.S. military personnel that are customers of such retail merchants who wish to finance a retail purchase with a direct military loan from CBD.

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

On June 21, 2013, we entered into an amended and restated LSMS Agreement with CBD.  For the period April 1, 2013 to March 31, 2014, we paid CBD a monthly servicing fee in an amount equal to 0.68% (8.14% annually) of the outstanding principal balance of the military loans and retail installment contracts serviced as of the last day of each prior month.  Prior to April 1, 2013, we paid a monthly fee equal to 0.70% (8.4% annually). In fiscal 2013, we also paid an annual relationship fee of $33.86 for each loan and retail installment contract owned by us at the end of the prior fiscal year.  The relationship fee for July 1, 2013 through September 30, 2013 was based on our portfolio as of June 20, 2013.  For the first six months in fiscal 2014, we paid an annual relationship fee of $34.91 for each loan and retail installment contract owned by us at the end of the prior fiscal year. The relationship fee was terminated on March 31, 2014 with the amended and restated LSMS Agreement with CBD. The amended and restated LSMS agreement also included a $500,000 annual base fee. The $500,000 base fee is prorated for fiscal 2014 and paid monthly to CBD. Fees to CBD, under the LSMS for services not covered by the annual base fee and servicing fee, may be charged at a rate of 125% of their cost and may include special marketing campaigns, loan production office management and special collection strategies.

On November 17, 2014, the Company and the listed affiliated entities entered into the fourth amended and restated LSMS Agreement with MCB and the UMB Bank, N.A. (the "Agent"). Effective on October 1, 2014, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $26.00 for each loan (not including retail installment contracts) originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.496% (5.95% annually) of the outstanding principal balance of loans serviced as of the last day of the prior month end; (4) a monthly special services fee at a rate of 125% of the cost for such services rendered in specific areas not included in the LSMS Agreement; and (5) a one-time implementation fee of $1,650,000 to MCB for the costs to implement the new consumer lending system and its related system and infrastructure. The implementation fee was paid over five monthly installments, beginning October 1, 2014.

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

A formal agreement (the “Expense Sharing Agreement”) between MCFC and its consolidated subsidiaries is in place to govern the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, there are three types of expenses (1) direct expenses (those that can be specifically identified to a party, yet are paid centrally, usually by MCFC); (2) direct cost allocations (costs incurred for the benefit of MCFC and or its subsidiaries that are not direct expenses); and (3) indirect cost allocations (those expenses incurred for the benefit of all parties and not specifically identifiable with an allocation methodology). The direct cost allocations are considered reimbursements and are based upon estimated usage of services using reliable cost indicators. The costs for MCFC services are periodically evaluated to ensure the costs are at a reasonable market rate and consistent with what an external third party may charge. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, strategic planning, loan review services, risk management services, regulatory compliance support, tax department services, legal services and information technology services. The other parties to the Expense Sharing Agreement may provide office space rentals, technology support and servicing of loans and leases. On July 23, 2015, the Company entered into an amended revised expense sharing agreement with MCFC and its subsidiaries that includes additional informational technology services provided by MCFC.

Credit Loss Experience

We closely monitor portfolio delinquency and loss rates in measuring the quality of our portfolio and the potential for ultimate credit losses.  We attempt to control customer delinquencies through careful evaluation of the loans we purchase and credit history at the time the loan is originated, and we continue this evaluation during the time CBD services the loan, including through collection efforts after charge-off has occurred.

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

Regulation

General

CBD and retail merchants who originate military loans and retail installment contracts, respectively, are subject to extensive regulation, supervision and licensing by the Office of the Comptroller of the Currency (“OCC”), Board of Governors of the Federal Reserve System (the “Federal Reserve”), Consumer Financial Protection Bureau (“CFPB”) and other state agencies.  Failure to comply with these requirements can lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. If CBD cannot make loans to active-duty or career retired U.S. military personnel, this will have a material adverse impact on our business, results of operations and cash flow. For a discussion of the laws, regulations and governmental supervision by state and federal agencies in the conduct of our business operations. See “Item 1A. Risk Factors.”

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

The Department of Defense adopted certain amendments to the Military Lending Act (the “MLA”) in July 2015, which became effective on October 1, 2015, although compliance is not required until October 2016. The new rules provide additional consumer credit protection for active-duty service members. The MLA was enacted in 2006 and capped annual interest rates at 36% for certain payday, vehicle title, and refund anticipation loans. The newly adopted rules extend these MLA protections, including the 36% to a wider range of credit products to forms of credit that are subject to the Truth in Lending Act, including credit cards, vehicle title loans, deposit advance loans, installment loans, refund anticipation loans and unsecured open lines of credit. CBD voluntarily capped the interest rate at 36% on the loans it originates to active-duty service members when then MLA was enacted in 2006. The MLA amendments may decrease our interest income in the future and thus adversely affect our future results of operations and financial position.

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

CBD and the retail merchants who originate military loans and retail installment contracts purchased by us also must comply with both state and federal credit and trade practice statutes and regulations.  If retail merchants fail to comply with these statutes and regulations, consumers may have rights of rescission and other remedies.  In such cases, with respect to retail installment contracts, we have rights under our agreements with these merchants to require the merchant to repurchase the related retail installment contracts and to pay us for any damages we may incur or litigation costs, including attorney’s fees and costs.  However, if we are unable to enforce our agreement with the merchant, resulting consumer recession rights and remedies could have an adverse effect on our business, results of operations, financial condition and cash flow.

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

Employee Relations

CBD employees perform services for us and we pay management and record keeping services fees to CBD.  Our executive officers are MCFC employees. A portion of their compensation is charged to PFSI for services rendered. We had no employees as of September 30, 2015.  From time to time, however, we engage certain consultants on a contract basis.

Availability of Reports, Certain Committee Charters and Other Information

We make our Securities and Exchange Commission (“SEC”) public filings available on our website, www.investpioneer.com. We have this information available in an extensible business reporting language (“XBRL”).

The SEC maintains an internet site at www.sec.gov that contains reports and other information about us. We will also provide printed copies of all our SEC filings to any investors upon request to Pioneer Financial Services, Inc., 4700 Belleview Ave, Suite 300, Kansas City, Missouri 64112, Attention: Investments.

ITEM 1A.     Risk Factors

Our operations are subject to a number of risks, including but not limited to those described below. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected.

We rely on debt funding to provide us with liquidity, which contains limits on the amount of available credit from our bank group facility and from our regulators. We have a maximum amount of available credit, which limits the amount of debt funding we receive from our bank group and could have a material adverse effect on our results of operations and financial condition.
We use debt financing to provide us with liquidity. To procure and maintain this financing, we are required to comply with various restrictive covenants and limits on the amount of available credit. Our bank facility is an uncommitted credit facility where our lenders have indicated a willingness to participate in fundings up to an aggregate maximum amount. As of September 30, 2015, the lenders have indicated a willingness to participate in fundings up to an aggregate of $163.5 million during the next 12 months, including $153.9 million that is currently outstanding. As of September 30, 2015, our credit facility had a 94.1% utilization, which may restrict future growth in our loan receivable portfolio. If we cannot secure new borrowings or increased funding participation from our Secured Senior Lending Agreement ("SSLA") lenders, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition. Available credit limits may inhibit the way we operate our business and thus have a material adverse effect on our results of operations and financial condition. Any lender may elect not to participate in future fundings at any time without penalty. The banks that are party to the SSLA may choose not to make loans to us in the future, and in such case, we may need to raise capital from other sources. There is no assurance that alternative sources of liquidity will be available to us.
We, MCB, and the retail merchants are subject to extensive laws, regulations and governmental supervision by federal and state agencies in the conduct of our business operations, which such regulations are costly, time consuming and intended to protect borrowers and depositors. Failure to comply with such regulations could result in further restrictions on our business, damage our reputation, and have an adverse effect on our business, results of operations, and financial condition.

We, as a wholly owned subsidiary of a savings and loan holding company, and MCB, are currently supervised by the Federal Reserve Bank of Atlanta (the “Federal Reserve”) and the OCC, respectively. Our loan purchasing operations, MCB’s lending and servicing operations and retail merchants are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on operations, including the requirement to obtain and maintain certain licenses and qualifications. These regulations are primarily designed to protect depositors, borrowers and the financial system as a whole. We are also regulated by state and federal securities regulators, and will continue to be as long as our investment notes are outstanding. These laws and regulations govern or affect, among other things:

•the manner in which MCB may offer and sell products and services;
•the interest rates that may be charged customers;
•terms of loans, including fees, maximum amounts, and minimum durations;
•the number of simultaneous or consecutive loans and required waiting periods between loans;
•disclosure practices;
•privacy of personal customer information;
•the types of products and services that we and MCB may offer;
•collection practices; and
•approval or granting of required licenses.

Changes to statutes, regulations or regulatory policies, including interpretation, implementation and enforcement of statutes, regulations or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we and MCB may offer and increasing the ability of competitors to offer competing financial services and products. Compliance with these regulations is expensive and requires the time and attention of management, thereby diverting capital and focus away from efforts intended to grow our business. Because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors, we and MCB may, from time to time, inadvertently violate these laws, regulations and policies, as each is interpreted by our regulators. If we and MCB do not successfully comply with laws, regulations or policies, our compliance costs could increase, our operations could be limited and we may suffer damage to our reputation. If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult. Furthermore, changes in these laws and regulations could require changes in the way we and MCB conduct our businesses and we cannot predict the impact such changes could have on our profitability.

In entering into retail installment contracts, retail merchants also must comply with both state and federal credit and trade practice statutes and regulations. If retail merchants fail to comply with these statutes and regulations, consumers may have rights of rescission and other remedies. In such cases, we have rights under our agreements with these merchants to require the merchant to repurchase the related retail installment contracts and to pay us for any damages we may incur or litigation costs, including attorney’s fees and costs. However, if we are unable to enforce our agreement with the merchant, resulting consumer rescission rights and remedies could have an adverse effect on our business, results of operation, financial condition and cash flow.

In June 2013, MCB received a letter from the OCC (the “OCC Letter”) regarding certain former business practices of MCB that the OCC alleged violated Section 5 of the FTC Act. In July 2013, MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law. Nevertheless, on September 26, 2014, our Board adopted and approved a voluntary Remediation Action Plan (the “Plan”) developed in cooperation with MCB to address certain issues identified by the OCC with respect to certain loans and related products that were originated or sold by MCB to certain individuals (“Customers”) that were later sold to us or our subsidiaries. The OCC reviewed the Plan and MCB's management has received no supervisory objections from the OCC to the Plan as presented and management continues to implement the Plan.

We are subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection, including regulations promulgated by the CFPB, which was established in July 2011 as part of the Dodd-Frank Act to, among other things, establish regulations regarding consumer financial protection laws. The CFPB has investigatory and enforcement authority with respect to whether persons are engaged in unlawful acts or practices in connection with the collection of consumer debts. This and other increased regulatory authority and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices, as well as proceedings or investigations against us, that could adversely affect our business, financial condition and results of operations.

MCFC is operating under a Memorandum of Understanding.
On September 2, 2015, MCFC entered into a confidential and informal Memorandum of Understanding ("MOU") with its primary federal regulator. This MOU replaced and superseded a prior MOU with the Office of Thrift Supervision (the "OTS") that was dated February 26, 2009. The MOU requires MCFC through its board of directors to comply with the requirements of the MOU.  The MOU, among other things, contains certain restrictions and limitations on MCFC and certain of its direct and indirect subsidiaries, including restrictions on PFSI’s ability to incur debt or issue additional debt securities beyond certain limits without the prior approval of the Federal Reserve, however, such limits in the opinion of PFSI would allow PFSI to continue to operate its business consistent with its past practices. The MOU is an informal agreement and is not publicly available. The provisions of the MOU require MCFC and certain subsidiaries including PFSI to take certain actions to comply with the MOU.  Non-compliance with the MOU could result in a formal enforcement action or may cause our regulators to seek additional restrictions on MCFC or its subsidiaries. A formal enforcement action, the imposition of additional restrictions or the failure by the Federal Reserve to provide a consent on any restricted activity could have a material adverse impact on our ability to issue additional debt securities, incur debt, fund our operations and could have a material adverse impact on our business, results of operations, financial condition and cash flow and could require us to change our business model.
As long as our investment notes are outstanding, we are subject to federal and state securities laws and regulations and failure to comply with or changes in such laws and regulations may adversely affect us.

We are regulated by state and federal securities regulators. These regulations are designed to protect investors in securities (such as the investment notes) that we sell. Congress, state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation, implementation and enforcement of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of securities we may issue or increasing substantially the disclosure required by us.
Compliance with new and existing laws and regulations may increase our costs, reduce our revenue and increase compliance challenges.
   Under the current regulatory environment, bank and thrift holding companies, financial institutions and their non-banking affiliates are subject to significantly increased legislation oversight and regulation. We expect this oversight and regulation of our business and our affiliates' businesses to continue to expand in scope and complexity. Accordingly, as required under the Dodd-Frank Act, the Federal Reserve, the OCC and the CFPB have increased the scope of their examinations of banks, holding companies and their non-banking affiliates. In connection with these examinations, regulators have begun identifying areas in which lenders could improve lending practices and disclosures to borrowers in connection with charging fees, collecting accounts and offering financial products, among other practices.
We are working diligently to institute best practices and to ensure that those from whom we purchase military loans provide clarity and transparency to existing and potential customers. However, a wide and increasing array of banking and consumer lending laws apply to almost every aspect of our business. The complexity of the regulations issued in connection with the Dodd-Frank Act and the need for additional rulemaking creates ambiguity as to whether the charging of fees, offering of financial products and certain other practices were done in a sufficiently transparent manner.
Changes in laws and regulations or the interpretation and enforcement of laws and regulations could negatively affect our business, results of operations and financial condition.
The laws and regulations directly affecting our and MCB's activities are subject to change, especially as a result of current economic conditions, changes in the make-up of the current executive and legislative branches, and the political focus on issues of consumer and borrower protection. In addition, consumer advocacy groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict various financial products, including the loan products offered by MCB, and the manner in which such products are offered. Any changes in such laws and regulations could force us and MCB to modify, suspend or cease product offerings. It is also possible that the scope of federal regulations could change or expand in such a way as to alter what has traditionally been state law regulation of our business activities. The enactment of one or more of such regulatory changes, whether affecting us or MCB, may adversely affect our business, results of operations, and prospects.

States and the federal government may also seek to impose new requirements or interpret or enforce existing requirements in new ways. For example, the application of general principles of equity relating to the protection of consumers and the interpretation of whether a practice is unfair or deceptive may vary in the future. Changes in current laws or regulations or the implementation of new laws or regulations in the future may restrict our or MCB's ability to continue current methods of operation or to expand operations. Additionally, changes to these laws and regulations, or the enforcement thereof, could subject us or MCB to liability for prior operating activities or lower or eliminate the profitability of operations going forward by, among other things, reducing the amount of interest and fees that we may charge in connection with our loans.
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
Changes in laws or regulations, and the enforcement thereof, may have an adverse effect on our overall business, results of operations, and financial condition, even in the event that any such change is directly applicable only to MCB. Changes in laws or regulations, or the enforcement thereof, which impacts the ability of MCB to offer financial products or impacts the profitability of such products will likely have a material adverse effect on our overall business, results of operations, and financial condition.
We may have to make changes to our business operations in order to comply with recently adopted changes to the Military Lending Act and a policy change to the Government Allotment System; these changes may adversely affect our financial position and results of operations.
The Department of Defense adopted certain amendments to the Military Lending Act (the “MLA”) in July 2015, which became effective on October 1, 2015, although compliance is not required until October 2016. The new rules provide additional consumer credit protection for active-duty service members. The MLA was enacted in 2006 and capped annual interest rates at 36% for certain payday, vehicle title, and refund anticipation loans. The newly adopted rules extend these MLA protections, including the 36% to a wider range of credit products to forms of credit that are subject to the Truth in Lending Act, including credit cards, vehicle title loans, deposit advance loans, installment loans, refund anticipation loans and unsecured open lines of credit. CBD voluntarily capped the interest rate at 36% on the loans it originates to active-duty service members when then MLA was enacted in 2006. The MLA amendments may decrease our interest income in the future and thus adversely affect our future results of operations and financial position.
The Government Allotment System policy change was effective on January 1, 2015 and prohibits active-duty service members from using new allotments to purchase, lease, or rent personal property. A portion of the loans we purchase are made to active-duty service members who use the loan proceeds to purchase personal property or consumer goods. MCB services loans on behalf of the Company and collects loan payments through the Government Allotment System. This may decrease MCB’s ability to collect loan payments on our behalf and could increase our credit risk and adversely affect our business, results of operations, financial condition and cash flow. Although current allotments are not affected, we are likely to see a decline in loan payments received through the Government Allotment System as a result of this policy change.
The Dodd-Frank Act resulted in many new laws and regulations that have increased our costs of operations.
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
Certain provisions of the Dodd-Frank Act have had an impact on us, and such impact has been, and will continue to be significant. The Dodd-Frank Act eliminated the OTS, which was the primary federal regulator for MCB and its affiliates, including MCFC, which is a savings and loan holding company. Oversight of federally chartered thrift institutions, like MCB, has been transferred to the OCC, the primary federal regulator for national banks. The Federal Reserve now has exclusive authority to regulate all bank and savings and loan holding companies and their non-bank subsidiaries. As a result, MCB and MCFC are now subject to regulation and supervision by the OCC and Federal Reserve, respectively, instead of the OTS. The application and administration of laws and regulations by the Federal Reserve and the OCC may vary, as compared to past application and administration by the OTS. It is possible that the OCC may regulate certain activities in ways that are more restrictive than the OTS has in the past. This may cause us to incur increased costs or become more restricted in certain activities than we have been in the past.
Under prior OTS regulations, MCFC was not subject to specific capital requirements; however, pursuant to the Dodd-Frank Act the Federal Reserve created new regulatory capital requirements, in July 2013, that MCFC must achieve and maintain effective January 1, 2015. MCB is also subject to increased capital requirements and new capital ratios. The new capital requirements could cause MCB or MCFC to modify their business strategy, including reducing the origination of new loans.
The Dodd-Frank Act also mandates that the Federal Reserve conduct regular bank-type examinations of activities of non-bank affiliates. Accordingly, the Federal Reserve now examines our activities. The Dodd-Frank Act also created the CFPB and authorized it to promulgate and enforce consumer protection regulations relating to financial products, which will affect both bank and non-bank finance companies. We are now subject to the consumer regulations promulgated by the CFPB.
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
Many provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict what the final form of those rules will be when fully implemented by the respective regulatory agencies. Certain aspects of the legislation, including, without limitation, the costs of compliance with disclosure and reporting requirements and examinations, has had a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes would affect us. However, the regulatory burden and cost of compliance with the new federal regulations, and with state statutes and regulations that were previously preempted, has increased significantly.
The Dodd-Frank Act authorizes the CFPB to adopt rules and regulations that could potentially have an impact on our and MCB's ability to offer short-term consumer loans and have an adverse effect on our operations and financial performance.
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
In addition to the Dodd-Frank Act's grant of regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for minor violations of federal consumer financial laws (including the CFPB's own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations. The CFPB has this examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. However, institutions that have assets of $10 billion or less, such as MCFC and MCB, will continue to be supervised in this area by their primary federal regulators (in the case of MCFC, the Federal Reserve, and in the case of MCB, the OCC). Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state or federal officials find that we or MCB have violated the foregoing or other laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us. Any exercise by a state or federal regulator or other official of its enforcement powers against MCB would also have an indirect material adverse effect on us by limiting the amount of loan products which we may be able to purchase from MCB in the future.
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
As a division of a federal savings bank, MCB is exempt from state licensing and most state regulatory requirements. However, as a result of regulatory changes resulting from the Dodd-Frank Act, as purchaser of certain consumer loans originated by our affiliate, MCB, we are subject to various state licensing requirements and certain state consumer protection laws. State regulators may assert that certain state statutes or regulations apply to us or to loans purchased by us from MCB. State regulators may take actions against us seeking to enforce state statutes and regulations that could adversely affect our business (including reduced loan volume and damage to our reputation), results of operations, financial condition and cash flow.
Regulators may impose restrictions on our operations or the operations of MCFC and MCB from time to time, which could adversely impact our results of operations.
The Federal Reserve and the OCC, as a result of their examinations of us, MCFC and MCB, may impose restrictions on our operations or the operations of MCFC and MCB. These restrictions could include restrictions on the origination, purchase, sale or servicing of loans, required capital levels in excess of regulatory requirements, restrictions on acquisitions and requiring regulatory approval to engage in new lines of business. Any such restrictions could cause MCB to originate fewer loans for purchase by us, or could prohibit us from purchasing loans at desired volumes, which would adversely impact our results of operations, including our ability to service our debts.
We may experience reduced availability under the SSLA due to a decreased willingness to lend by our bank group as a result of any formal action by the OCC against MCB.
We currently fund our operations in large part through bank debt. We cannot guarantee that such financing will be available in the future. Our bank debt is comprised of individual loans from lenders, which are party to our SSLA. The SSLA is an uncommitted credit facility that provides common terms and conditions pursuant to which individual banks that are a party to this agreement may choose to make loans to us in the future. No lender has an obligation to make any additional future loans to us.
As of September 30, 2015, we could request up to $9.6 million in additional funds and remain in compliance with the terms of the SSLA. If banks party to the SSLA choose not to make loans to us in the future due to any formal action by the OCC against MCB or otherwise, our liquidity may be insufficient to satisfy our capital needs. In such case, we may need to raise capital from other sources. There is no assurance that alternative sources of liquidity will be available to us, and thus we may not be able to repay our indebtedness when it becomes due or meet our other cash needs.
Defaults by MCFC or its subsidiaries, other than PFSI, in their respective credit agreements may negatively impact our liquidity and reduce our availability under the SSLA due to a decreased willingness to lend by our bank group.
In connection with the execution of the SSLA, MCFC entered into an Unlimited Continuing Guaranty. MCFC guaranteed the bank debt and accrued interest under the SSLA in accordance with the terms of the Unlimited Continuing Guaranty. MCFC also guarantees the bank debt of its other consolidated subsidiaries. The banks that are party to the SSLA may choose not to make loans to us in the future due to a default by MCFC or its other consolidated subsidiaries, where MCFC is also the guarantor of their respective bank debt. In such case, we may need to raise capital from other sources. There is no assurance that alternative sources of liquidity will be available to us.
We may experience limited availability of financing and fluctuation in our funding costs, as a result of continuing economic conditions.
Over the past eight years, events in the debt markets and the economy generally have caused significant dislocations, illiquidity and volatility in the domestic and wider global financial markets. The prolonged downturn in the general economy has affected the financial strength of many banks and retailers. Any further economic downturn may adversely affect the financial resources of such. The profitability of our business and our ability to purchase loans currently depends on our ability to access bank debt at competitive rates, and we cannot guarantee that such financing will be available in the future. With the ongoing strains in the financial markets, we see liquidity, capital and earnings challenges for some banks in our credit group that may reduce their ability to participate in the credit facility or may cause a decrease in their willingness to lend at the current levels. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources become restricted, we may need to raise capital from other sources. There is no assurance that alternate sources of liquidity will be available to us.
We rely on debt funding to provide us with liquidity, which contains restrictive covenants. These restrictive covenants could have a material adverse effect on our results of operations and financial condition.
We use debt financing to provide us with liquidity. To procure and maintain this financing, we are required to comply with various restrictive covenants. Such covenants may inhibit the way we operate our business and thus have a material adverse effect on our results of operations and financial condition. We may incur additional indebtedness in the future, which may contain more restrictive covenants. The banks that are party to the SSLA may choose not to make loans to us in the future for a default of a restrictive covenant by PFSI, regardless of whether we obtain a waiver for the default. In such case, we may need to raise capital from other sources. There is no assurance that alternative sources of liquidity will be available to us.
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
The demand for the products MCB offers may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products, or the availability of competing products. Should MCB fail to adapt to significant changes in customer demand for, or access to, its products, our revenues could decrease significantly and our operations could be harmed. Even if the MCB does make changes to existing products or introduce new products to fulfill customer demand, customers may resist or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and by that time, it may be too late to make further modifications to such products without causing further harm to our business, results of operations, and financial condition.
Controls and procedures may fail or be circumvented.
Controls and procedures are particularly important for purchasing consumer loans that we intend to hold until maturity. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures for purchasing consumer loans could have a material adverse effect on our business, results of operations and financial condition.
Changes in government priorities may affect military spending, the size of the military, and laws regulating loans to military personnel, and our financial condition and results of operations could suffer as a result.
We purchase and own loans made to active-duty United States military. Changes in priorities may affect the amount that the United States government spends on defense and could cause the size of the United States military to decrease. In such an event, our customer base may suffer a corresponding contraction and our current military customers may face increased difficulties in repaying outstanding obligations. Further, any announced military drawdown, or even the perception by military personnel that a drawdown may in the future occur, may cause an immediate decrease in demand for our and MCB's products. The occurrence of any of these events may have a material adverse impact on our business, financial condition, and results of operations.
In addition, certain federal laws and regulations impose limitations on loans made to active-duty military personnel, active-duty reservists, and members of the National Guard and their immediate families. Further regulation of lending to members of the military and their families will impact our business, results of operations, and financial condition.
The MCB faces intense competition from financial institutions, financial services companies, and other organizations offering products and services similar to those offered by MCB, which could prevent us from sustaining or growing our businesses.
The financial services industry, including consumer lending and consumer finance, is highly competitive, and we encounter strong competition for loans and other financial services in all of our market areas and distribution channels. Our principal competitors include commercial banks, savings banks, savings and loan associations, and consumer finance companies, including those that lend exclusively to military personnel, as well as a wide range of other financial institutions, such as credit card companies. Many of our competitors are larger than us and have greater access to capital and other resources. If we and MCB are unable to compete effectively, we will lose market share and our income from loans and other products may diminish.
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
•the rate at which MCB introduces new products and services relative to our competitors;
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
We contract with MCB to provide collection services pursuant to the LSMS Agreement. Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased loan losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts. In addition, the consumer loans that we hold are not secured by collateral or guaranteed or insured by any third-party, making it more difficult for us to collect on our loan portfolio. Since the loans are unsecured, borrowers may choose to repay obligations under other indebtedness before repaying loans to us because our borrowers have no collateral at risk. Further, given the relatively small size of some of our loans, the costs of collecting a loan may be high relative to the amount of the loan. These factors may increase our loan losses, which would have a material adverse effect on our results of operations and financial condition.
Security breaches, cyber-attacks, interruption of our information systems or fraudulent activity could result in damage to our operations or lead to reputational damage.
Security breaches or cyber-attacks with respect to our or MCB's facilities, computer networks, and databases could cause harm to our business and reputation and result in a loss of customers. We have instituted security measures to protect our systems and to assure our customers that these systems are secure. However, we may still be vulnerable to theft and unauthorized entry to our facilities, computer viruses, attacks by hackers, or similar disruptive problems. Our third-party contractors and vendors also may experience security breaches involving the storage and transmission of proprietary and customer information. If unauthorized persons gain access to our databases, they may be able to steal, publish, delete, or modify confidential and customer information (including personal financial information) that is stored or transmitted on our networks. If a third-party were to misappropriate this information, we potentially could be subject to both private and public legal actions, as we are subject to extensive laws and regulations concerning our use and safeguarding of this information. Any security or privacy breach could adversely affect our business, financial condition, and results of operations, including in the following ways:
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
Our primary business activity is purchasing consumer loans and historically retail installment contracts, on a worldwide basis, made primarily to active-duty or career retired U.S. military personnel. We intend to hold these consumer loans and retail installment contracts until repaid. Thus, any developments, whether regulatory, economic or otherwise, that would hinder, reduce the profitability of or limit our ability to operate on the terms currently conducted would have a direct and adverse impact on our business, profitability and perhaps even our viability. Our current lack of business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many other companies whose operations are more diversified.
We are exposed to credit risk.
Our ability to collect on loans depends on the willingness and repayment ability of our borrowers. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. We cannot be certain that the credit administration personnel, policies, and procedures of the MCB will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.
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
Our success depends in large part on the retention of our key officers, including: Timothy L. Stanley, our Chief Executive Officer and Laura V. Stack, our Chief Operating Officer and Chief Financial Officer. The loss of one or both of our executive officers could have a material adverse impact to us. There is no assurance that we will be able to retain our current key officers or attract additional officers as needed.
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
MCB and other historical vendors, from which we purchase consumer loans and retail installment contracts, have in place policies and procedures for underwriting, processing, and servicing loans and retail installment contracts that are subject to potential failure or circumvention, which may lead to greater loan delinquencies and charge-offs.
All of MCB's underwriting activities and credit extension decisions are made at its Nevada branch. MCB trains their employees to make loans that conform to their underwriting standards and our purchase criteria. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management, and customer relations. Although MCB has standardized employee manuals, MCB primarily relies on supervisors to train and supervise employees, rather than centralized or standardized training programs. Therefore, the quality of training and supervision may vary depending upon the amount of time apportioned to training and supervision and individual interpretations of operating policies and procedures. MCB cannot be certain that every loan is made in accordance with its underwriting standards and rules and our purchasing criteria. MCB has in the past experienced some instances of loans extended that varied from its underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced.
 In addition, MCB's underwriting decisions are based on information provided by customers and counterparties, the inaccuracy or incompleteness of which may adversely affect our results of operations. In deciding whether to extend credit or enter into other transactions with customers and counterparties, MCB and retail merchants rely on information furnished to them by or on behalf of customers and counterparties, including financial information. MCB and retail merchants also rely on representations of customers and counterparties as to the accuracy and completeness of that information. Our earnings and our financial condition could be negatively impacted to the extent the information furnished to our vendors by and on behalf of customers and counterparties is not correct or complete.
MCB may modify underwriting and servicing standards and does not have to lend to the customers who, traditionally have met our business model and lending criteria, which may have a material adverse effect on our business operations, cash flow, results of operations, financial condition and profitability.
We have the exclusive rights to purchase all the loans made to U.S. active-duty military or retired military that are originated by MCB and that meet our business model, systems and our purchasing criteria. In addition, we have retained MCB to service all loans we own. However, MCB is not obligated to continue to originate loans that meet our purchasing criteria. MCB does have the right to modify its lending criteria, systems and models. MCB may also originate for its own account loans that are not deemed to be military loans made in the ordinary course of business as previously conducted by us. If MCB does modify the models significantly, we may not be willing to purchase such loans. No assurance can be given that if MCB does modify the lending criteria and business models and systems that these modifications would be successful. Any such modifications may have a material adverse impact on our business, financial condition and results of operations. On April 22, 2015, MCB modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with credit overlays. The Company modified its purchasing guidelines to accept loans originated by MCB with the FICO Score 8 model and credit overlays. The change to the FICO Score 8 model could have a material adverse effect on our business operations, cash flow, results of operations, financial condition and profitability.
A significant portion of MCB's loan customers are active-duty military or federal government employees who could be instructed not to do business with MCB or us, our access to the Government Allotment System could be denied or amended, or the federal government could significantly reduce active-duty forces.
When they deem it to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level determine that the Company's internet site to be off limits, we and MCB would be unable to do new business with the potential customers they command or supervise.

Additionally, approximately 31% of our borrowers make their monthly loan payments through the Government Allotment System. The new policy change for the Government Allotment System prevents new allotments to be made after January 1, 2015 to purchase, lease, or rent personal property. This policy change is likely to adversely affect our business. Moreover, military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing our credit risk on the loans we own. The federal government also establishes troop levels for our active-duty military customers and we could be adversely affected if these levels were significantly reduced. Without access to sufficient new customers or to the Government Allotment System, MCB may be forced to discontinue lending to the U.S. military and we may be forced to liquidate our portfolio of military loans and retail installment contracts.
Media and public perception of consumer installment loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition.
Consumer advocacy groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict MCB’s products and services. These critics frequently characterize loan products and services as predatory or abusive toward consumers. If this negative characterization of the consumer installment loans we purchase becomes widely accepted by government policymakers or is embodied in legislative, regulatory, policy or litigation developments that adversely affect our ability to continue offering our products and services or the profitability of these products and services, our business, results of operations and financial condition would be materially and adversely affected. Negative perception of our products and services could also result in increased scrutiny from regulators and potential litigants. Such trends could materially adversely affect our business, prospects, results of operations and financial condition.
If a customer leaves the military prior to repaying the military loan, there is an increased risk that the loan will not be repaid.
The terms of repayment on the loans we purchase are generally structured so the entire loan amount is repaid prior to the customer's estimated separation from the military. If, however, a customer unexpectedly leaves the military or other events occur that result in the loan not being repaid prior to the customer's departure from the military, there is an increased chance that the loan will not be repaid. Because we do not know whether or when a customer will leave the military early, we cannot institute policies or procedures to ensure that the entire loan is repaid before the customer leaves the military. Further, as military personnel anticipate not being able to reenlist, many may become more financially conservative, potentially resulting in them stopping payment on current loans and/or resulting in a reduction of demand for future loans. As of September 30, 2015, we had approximately $10.3 million, or 3.7% of our total portfolio, from customers who advised us of their separation from the military prior to repaying their loan. If that amount increases or the number of customers who separate from the military prior to their scheduled separation date materially increases, our charge-offs may increase. This would have a material adverse effect on our business, cash flow, results of operations and financial condition.
The payments we may make to our parent, MCFC, reduces our working capital and could reduce and diminish our ability to pay interest and principal on the investment notes.
 As of September 30, 2015, our sole shareholder, MCFC, owned the outstanding share of our common stock. Accordingly, MCFC is able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the investment notes. The SSLA, among other things, limits the amounts that we can pay to MCFC each year. The SSLA prohibits us from paying MCFC more than $765,750 for strategic planning services, professional services, product identification and branding and service charges in the form of indirect cost allocations in fiscal 2015 and may be adjusted annually with changes in the Consumer Price Index. We are also prohibited from paying MCFC more than $1,877,636 in the fiscal year 2015 for the reimbursement of direct allocated amounts for shared services, plus 7% per annum thereafter. Other than the covenants contained in the SSLA, there are no significant contractual limits on the amounts we can pay to our parent or other affiliates.
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
The debt protection feature on loans that we purchase will cancel the outstanding debt of our customer's loan in the event of accidental loss of life or disability for loans originated by MCB with this feature. The debt protection feature includes additional covered events such as unforeseen military discharge, divorce and in certain instances where our customers do not, under no fault of the customer, receive pay ("no-pay-due"). These events trigger payment of the loan as they become due during a customer's disability due to illness or injury, including war-related injuries, and pay the balance in the event of death, including war-related fatalities. Therefore, if a large number of borrowers are injured and disabled in combat, our profitability would be impaired, which could have a material adverse impact on our business, results of operations, financial condition and cash flow and may impair our ability to pay interest and principal on our outstanding investment notes.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. We depend in part upon our ability to address the needs of our customers by using technology to provide products and services that satisfy their operational needs. Many of our competitors have substantially greater resources to invest in technological improvements and third-party support. There can be no assurance that we will continue to effectively implement new technology-driven products and services or successfully market these products and services to our customers. For example, converting to a new lending platform will cause us to incur a significant expenditure, and if the conversion is unsuccessful, our business, financial condition, and results of operations may be adversely affected.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.                                                PROPERTIES

As of September 30, 2015, the Company has a sublease agreement with MCB for its office location in Kansas City, Missouri. At any time after the occurrence of a default by MCB under the lease, the Company may, at its option, elect to make all rental payments and other charges due under the lease directly to the landlord.

ITEM 3.                                                LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our outstanding common stock is held by MCFC and, accordingly, there is no established public trading market for it.  We have not sold or repurchased any of our common stock since our acquisition by MCFC.  During fiscal 2015 and fiscal 2014, we declared and paid dividends to MCFC in the amount of $2.3 million and $3.2 million, respectively.  Our ability to pay dividends is limited by the terms and conditions of the SSLA.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Indebtedness — Bank Debt.”

ITEM 6.                                                SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this Report and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The data is as of and for the five fiscal years ended September 30, 2015, 2014, 2013, 2012 and 2011.

	As of and for the Years Ended September 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Consolidated balance sheet data:
Gross finance receivables	$279,986	$268,522	$364,198	$396,803	$405,234
Allowance for credit losses	(28,957)	(31,850)	(31,400)	(29,000)	(25,396)
Total assets	276,300	268,306	380,984	403,479	397,328
Senior indebtedness:
Revolving credit line - banks	15,425	—	19,240	19,450	—
Amortizing term notes	138,428	127,777	187,582	186,231	214,491
Junior indebtedness:
Investment notes	41,108	54,773	63,908	67,428	59,725
Total stockholder’s equity	75,391	63,150	104,672	119,935	114,737
Consolidated statement of operations data:
Revenue:
Interest income and fees	76,627	92,316	109,769	113,249	114,121
Interest expense	11,386	15,639	18,276	19,251	19,203
Net interest income before provision for credit losses	65,241	76,677	91,493	93,998	94,918
Provision for credit losses	25,185	35,690	36,424	34,617	25,566
Net interest income	40,056	40,987	55,069	59,381	69,352
Net non-interest income	298	1,354	1,939	4,809	7,367
Non-interest expense (1)	31,163	84,795	43,309	46,119	48,091
Income/(loss) before income taxes	9,191	(42,454)	13,699	18,071	28,628
Provision/(benefit) for income taxes	3,702	(4,172)	4,294	6,044	11,524
Net income/(loss)	$5,489	$(38,282)	$9,405	$12,027	$17,104

Net income per share:
Basic and diluted	$5,489	$(38,282)	$9,405	$12,027	$17,104
Cash dividends per common share (2)	$2,270	$3,231	$24,618	$6,773	$8,845

(1) Includes $31.5 million goodwill impairment charge for fiscal year 2014.
 (2) Number of shares outstanding is one.

ITEM 7.                                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We purchase consumer loans made primarily to active-duty or career retired U.S. military personnel.  Our source of military loans is CBD, an affiliate that originates direct military loans via the internet.  Military personnel use these loan proceeds to purchase goods and services.

Our LSMS Agreement with CBD outlines the terms of the sale and servicing of these loans.  We historically purchased retail installment contracts from retail merchants that sold consumer goods to active-duty or career retired U.S. military personnel.  However, we terminated the purchasing of finance receivables from retail merchants on March 31, 2014. We plan to hold the military loans and retail installment contracts until repaid.

Our finance receivables are effectively unsecured and consist of loans originated by CBD or historically purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months.  During fiscal year 2015, the average size of a loan when acquired was $4,250 and had an average term of 33 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

Improvement of our profitability is dependent upon the quality of finance receivables we are able to acquire from CBD and upon the business and economic environments in the markets where we operate and in the United States as a whole.

The Company entered into a Master Services Agreement (the "MSA") with Fidelity Information Services, LLC ("FIS"), effective as of June 30, 2014, to provide products and services for the development of a new consumer lending software platform (the "FIS Platform"). The implementation and launch of the FIS Platform was expected to be completed during the second quarter of fiscal year 2015. On April 24, 2015, the Company notified FIS that it was terminating its relationship with FIS under the MSA. Effective June 10, 2015, the Company and FIS entered into a written settlement agreement whereby the parties released, waived and discharged one another and their affiliates from any and all liabilities arising out of or relating to the MSA. Pursuant to the settlement agreement, the Company made a one-time payment to FIS of $3.2 million, during the fourth quarter of fiscal 2015, a portion of which constituted a license fee for FIS's Default Manager software. The settlement contains other customary settlement provisions, and no other payments are required by the parties under the settlement agreement or MSA. The Company recorded a $2.3 million expense in the third quarter of fiscal 2015, which included $1.2 million for the FIS settlement and $1.1 million for previously capitalized consumer lending software development costs. The Company capitalized $2.0 million of the FIS settlement for the FIS Default Manager software and consumer lending software development and design costs. The Company has selected a new vendor for the development of a new consumer lending system with implementation expected to be completed in fiscal year 2016.

On September 26, 2014, the Board adopted and approved a voluntary Remediation Action Plan (the “Plan”) developed in cooperation with CBD to address certain issues identified by the OCC with respect to certain loans and related products that were originated by CBD to certain customers that were later sold to the Company or its subsidiaries.  The Plan provides a framework for carrying out, monitoring and assessing the provision of approximately $13.5 million in payments, credit balance, and other account adjustments to those customers whose loans are now held by the Company or its subsidiaries.  An additional $1.0 million was accrued to the remediation payable for estimated administration costs. The Company began implementation of the Plan in October 2014 and deposited approximately $8.4 million, or 110% of its cash remediation obligation, into an account to be administered by an external independent consulting firm. The Company received a $9.0 million capital infusion from MCFC in October 2014 prior to funding the $8.4 million cash remediation obligation.  As of September 30, 2015, the Company's remaining liability for remediation was $1.4 million. All planned customer mailings and payments, under the Plan, have been completed as of September 30, 2015. The Company expects the completion of the Plan in the first half of fiscal 2016.

Our annual goodwill impairment test as of September 30, 2014, determined that the implied fair value of goodwill was less than the carrying value, resulting in an impairment charge of $31.5 million for the year ended September 30, 2014. The impairment charge was the result of a decline in future projected earnings due to changes in CBD's underwriting criteria and other operational changes. An impairment charge of $2.6 million was also recorded for the year ended September 30, 2014 for the carrying value of amortizable intangible assets. Goodwill and amortizable intangible asset balances were zero at September 30, 2015.

Sources of Income

We generate revenues primarily from interest income earned on the military loans purchased from CBD and retail installment contracts purchased from retail merchants. We also earn revenues from debt protection fees. For purposes of the following discussion, “revenues” means the sum of our interest income and debt protection premiums and fees.

Interest income and fees.  Interest income and fees consist of interest and origination revenue earned on the military loans and retail installment contracts we own (referred to throughout individually as “loan” or collectively as “loans” or “finance receivables”).  Our interest revenue is based on the risk adjusted interest rates charged customers for loans that we purchase.  Interest rates vary by loan and are based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated.  Our interest income and fees comprised approximately 99.6% of our total revenues in fiscal 2015.

Non-interest income, net.  Non-interest income, net consists of revenue from debt protection income and related expenses.  Debt protection income and related expenses comprised approximately 0.4% of our total revenues in fiscal 2015.

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts historically purchased from a network of retail merchants. The following table sets forth certain information about the components of our finance receivables as of the end of the years presented:

	As of and for the Years Ended September 30,
	2015	2014	2013

Finance receivables:
Total finance receivables balance	$279,986,099	$268,521,634	$364,197,688
Average note balance	$3,383	$2,704	$2,817
Total interest income and fees	$76,627,499	$92,315,901	$109,769,658
Total number of notes	82,765	99,313	129,305

Military loans:
Total military receivables	$279,097,805	$263,674,895	$348,544,188
Percent of total finance receivables	99.68%	98.20%	95.70%
Average note balance	$3,406	$2,767	$2,956
Number of notes	81,941	95,280	117,900

Retail installment contracts:
Total retail installment contract receivables	$888,294	$4,846,739	$15,653,500
Percent of total finance receivables	0.32%	1.80%	4.30%
Average note balance	$1,078	$1,202	$1,373
Number of notes	824	4,033	11,405

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds.  Some states and federal statutes regulate the interest rates that may be charged to our customers.  In addition, competitive market conditions also impact interest rates.

Our interest expense is sensitive to general market interest rate fluctuations.  These general market fluctuations directly impact our cost of funds.  CBD voluntarily capped the interest rate at 36.0% on the loans it originates to active-duty service members. Our inability to increase the annual percentage rate earned on new and existing finance receivables restricts our ability to react to increases in cost of funds.  Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability.

The following table presents a three-year history of data relating to our net interest margin as of and for the fiscal years presented.

	As of and for the Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)

Total finance receivables balance	$279,986	$268,522	$364,198
Average total finance receivables (1)	254,849	311,055	374,328
Average interest bearing liabilities (1)	169,400	221,604	261,660
Total interest income and fees	76,627	92,316	109,769
Total interest expense	11,386	15,639	18,276

(1)  Averages are computed using month-end balances.

Results of Operations

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014.

Total Finance Receivables.  Our aggregate finance receivables increased 4.3% to $280.0 million on September 30, 2015 from $268.5 million on September 30, 2014 due to an increase in our loan purchases during fiscal 2015 compared to fiscal 2014. CBD saw a $96.3 million or 41.9% increase in military loan originations during fiscal 2015 compared to fiscal 2014.  The increase in loan originations was due primarily to pricing and underwriting changes made in April 2015. In April 2015, CBD modified our proprietary lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model with certain credit overlays. The four new loan production offices that opened in fiscal 2015 also contributed to the increase in loan originations. Our acquisition of retail installment contracts decreased during fiscal 2015 by $1.7 million or 100.0% compared to fiscal 2014 due to our decision to no longer purchase retail installment contracts after March 31, 2014. See further discussion in the sections titled “Loan Acquisition” and “Liquidity and Capital Resources.”

Total Interest Income and Fees.  Total interest income and fees in fiscal 2015 represented 99.6% of our revenue compared to 98.6% in fiscal 2014.  Interest income and fees decreased to $76.6 million in fiscal 2015 from $92.3 million in fiscal 2014, a decrease of $15.7 million or 17.0%.  This decrease is primarily due to a $56.3 million or 18.1% decrease in the aggregate average finance receivables during fiscal 2015. Average finance receivables were $254.8 million for the fiscal year ended September 30, 2015 compared to $311.1 million for the fiscal year ended September 30, 2014.

Interest Expense.  Interest expense in fiscal 2015, decreased to $11.4 million from $15.6 million in fiscal 2014, a decrease of $4.2 million or 26.9%.  This decrease is primarily due to a decrease in average interest bearing liabilities of $52.2 million or 23.6%.  Our junior subordinated investment notes decreased to $41.1 million at September 30, 2015 compared to $54.8 million at September 30, 2014.  The weighted-average interest rate of our junior subordinated investment notes was 9.23% at September 30, 2015 compared to 5.68% for our amortizing term notes at September 30, 2015.  The weighted-average interest rates for the junior subordinated investment notes and amortizing term notes at September 30, 2014 were 9.23% and 6.09%, respectively.

Provision for Credit Losses.  The provision for credit losses decreased to $25.2 million in fiscal 2015 from $35.7 million in fiscal 2014, a decrease of $10.5 million or 29.4%.  Net charge-offs decreased to $28.1 million in fiscal 2015 compared to $35.2 million in fiscal 2014, a decrease of $7.1 million or 20.2%.  The net charge-off ratio decreased to 11.0% in fiscal 2015 compared to 11.3% in fiscal 2014.  Our decrease in net charge-offs in fiscal 2015 compared to fiscal 2014 was due primarily to the Company's adoption of purchasing guidelines that accept loans originated under the FICO Score 8 model with certain credit overlays and a decrease in customers who separated from the military prior to repaying their loan.  See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims benefit expenses and third-party commissions.  Debt protection revenue totaled $1.7 million in fiscal 2015 compared to $3.0 million in fiscal 2014, a decrease of $1.3 million or 43.3%.  Claims benefit expenses decreased to $1.2 million in fiscal 2015 compared to $1.3 million in fiscal 2014, a decrease of $0.1 million or 7.7%.  The decline in debt protection revenue and claims benefit expenses is due primarily to the lower loan purchases in fiscal 2014 compared fiscal 2015 and correspondingly reduced sales of our debt protection product in fiscal 2014, where debt protection income is recognized over the life of the loan. Average finance receivables were $254.8 million at September 30, 2015 compared to $311.1 million at September 30, 2014.

Non-Interest Expense.  Non-interest expense in fiscal 2015 decreased to $31.2 million compared to $84.8 million in fiscal 2014, a decrease of $53.6 million or 63.2%.  The decrease included a $34.0 million goodwill and intangibles impairment charge in fiscal 2014 due to the Company's annual fiscal year goodwill impairment test. Non-interest expense in fiscal 2014 also included $14.5 million for remediation expense. See further discussion in "Overview" herein. Non-interest expense in fiscal 2015 included a $6.2 million decrease in management and record keeping services compared to fiscal 2014, which is the result of an 18.1% decline in average finance receivables and a reduced monthly servicing fee under the amended and restated LSMS Agreement.

Provision for Income Taxes.  The Company’s effective tax rate was 40.3% in fiscal 2015 compared to 9.8% in fiscal 2014.  This increase is primarily due to the goodwill impairment reducing the federal and state tax benefit recorded in fiscal 2014 by approximately 29.0%. In addition, there is a net increase in fiscal year 2015 from the impact of various state audit settlements, redetermination of state apportionment factors, and repricing deferred tax assets related to these settlements and current tax return filings.  See further discussion in "Consolidated Financial Statements - Note 7: Income Taxes."

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

Non-Interest Expense.  Non-interest expense in fiscal 2014 increased to $84.8 million compared to $43.3 million in fiscal 2013, an increase of $41.5 million or 95.8%.  The increase included a $34.0 million goodwill and intangibles impairment charge in fiscal 2014 due to the Company's annual fiscal year goodwill impairment test. A decline in future projected earnings due to CBD's underwriting changes and other operational changes resulted in an implied fair value of goodwill that exceeded its carrying value. See "Consolidated Financial Statements - Note 5 Goodwill and Intangibles" for further discussion. Non-interest expense in fiscal 2014 also included $14.5 million for remediation expense. The Company adopted a voluntary remediation plan to address questions raised by the OCC with respect to certain loans and related products that were originated by CBD to certain customers that were later sold to the Company or its subsidiaries. See further discussion in "Consolidated Financial Statements - Note 9: Voluntary Remediation." Non-interest expense included an $8.8 million decrease in management and record keeping services, which is the result of a 16.9% decline in average finance receivables and a reduced monthly servicing fee under the amended and restated LSMS Agreement.

Provision for Income Taxes.  The Company’s effective tax rate was 9.8% in fiscal 2014 compared to 31.4% in fiscal 2013.  This decrease is primarily due to the goodwill impairment reducing the tax benefit recorded in fiscal 2014 by $11 million, or 26%. This is offset by the recording of $0.6 million in fiscal 2013 from favorable state audit settlements and the redetermination of state apportionment factors related to previously filed state tax returns.  See further discussion in "Consolidated Financial Statements - Note 7: Income Taxes."

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal 2015 or 2014 that have or are reasonably likely to have a current or future material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal.  Our servicer, CBD, under our supervision, analyzes our delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days.  The decline in recency delinquent balances, 60 days or more past due, for fiscal 2015 is due to a decline in recency delinquent loans from customers who advised us of their separation from the military and due to the modified purchasing guidelines adopted by the Company in April 2015 that contemplate accepting loans originated by CBD with the FICO Score 8 model with certain credit overlays. As of September 30, 2015 and September 30, 2014, we had approximately $4.6 million and $5.4 million in recency delinquent loans, 60 days or more past due, respectively, from customers who advised us of their separation from the military prior to repaying their loan.  See “Non-performing Assets” below.

The following table sets forth the three-year history of our recency delinquency experience for accounts of which payments are 60 days or more past due.

	As of and for the Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)

Total finance receivables	$279,986	$268,522	$364,198
Total finance receivables balances 60 days or more past due	14,262	14,830	17,066
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	5.09%	5.52%	4.69%

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

Military Loans.  Our charge-off policy is to charge-off military loans that are 180 days recency past due and also greater than 30 days contractually past due.  From time to time, our customers remit several loan payments in advance of the payment due date, where the loan is contractually current, but recency past due. Charge-offs can occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for CBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on his or her loan.

The following table shows a three-year history of net charge-offs on military loans and net charge-offs as a percentage of military loans:

	As of and for the Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Military loans:
Military loans charged-off	$31,476	$37,236	$35,562
Less recoveries	3,911	4,048	3,393
Net charge-offs	$27,565	$33,188	$32,169
Average military receivables (1)	$252,626	$301,861	$351,674
Percentage of net charge-offs to average military receivables	10.91%	10.99%	9.15%

(1) Averages are computed using month-end balances.

Retail Installment Contracts.  Historically, we purchased retail installment contracts from a retail merchant network. Under many of our arrangements with retail merchants, we would withhold a percentage (usually between five and ten percent) of the principal amount of the retail installment contract purchased.  The amounts withheld from a particular retail merchant are recorded in a specific reserve account.  Any losses incurred on the retail installment contracts purchased from that retail merchant are charged against its reserve account.  Upon the retail merchant’s request, and no more often than annually, we will pay the retail merchant the amount by which its reserve account exceeds 15% of the aggregate outstanding balance on all retail installment contracts purchased from them, less losses we have sustained, or reasonably could sustain, due to debtor defaults, collection expenses, delinquencies and breaches of our agreement with the retail merchant. On March 31, 2014, we ceased purchasing retail installment contracts from the retail merchant network.

Our allowance for credit losses is utilized to the extent that the loss on any individual retail installment contract exceeds the retail merchant’s aggregate reserve account at the time of the loss.

The following table shows a three-year history of net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts:

	As of and for the Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Retail installment contracts:
Contracts charged-off	$966	$2,588	$2,353
Less recoveries	453	536	498
Net charge-offs	$513	$2,052	$1,855
Average retail installment contract receivables (1)	$2,223	$9,194	$22,654
Percentage of net charge-offs to average retail installment contract receivables	23.08%	22.32%	8.19%

(1) Averages are computed using month-end balances.

Former Military.  As of September 30, 2015 and September 30, 2014, we had approximately $10.3 million, or 3.7% of our total portfolio, and $12.5 million, or 4.6% of our total portfolio, respectively, from customers who advised us of their separation from the military prior to repaying their loan.  See “Non-performing Assets” below.

Our net charge-offs as a percentage of average finance receivables has decreased due the Company's April 2015 adoption of purchasing guidelines that contemplate accepting loans originated by CBD with the FICO Score 8 model with certain credit overlays and to the $2.2 million decline in our total portfolio from customers who advised us of their separation from the military prior to repaying their loan. Military loan net charge-offs, from customers who advised us of their separation from the military, were $12.4 million and represented 44.1% of net charge-offs in fiscal 2015 compared to $19.7 million and 59.3% in fiscal 2014.  Our allowance for credit losses on military loans decreased $1.8 million to $28.7 million at September 30, 2015 compared to $30.5 million at September 30, 2014 due primarily to the $5.6 million decrease in net-charge offs.

Allowance for Credit Losses.  The following table sets forth the three-year history of our allowance for credit losses:

	As of and for the Years Ended September 30,
000	2015	2014	2013
	(dollars in thousands)

Average total finance receivables (1)	$254,849	$311,055	$374,328
Provision for credit losses	25,185	35,690	36,424
Net charge-offs	28,078	35,240	34,024
Net charge-offs as a percentage of average total finance receivables	11.02%	11.33%	9.09%
Allowance for credit losses	$28,957	$31,850	$31,400
Allowance as a percentage of average total finance receivables	11.36%	10.24%	8.39%

(1) Averages are computed using month-end balances.

The allowance for credit losses in fiscal 2015 decreased to $29.0 million from $31.9 million at the end of fiscal 2014 and was due primarily to the decline in net charge-offs.

The following table sets forth the three year history of the roll-forward of our allowance for credit losses:

	As of and for the Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)

Balance, beginning of year	$31,850	$31,400	$29,000
Finance receivables charged-off	32,442	39,824	37,915
Less recoveries	4,364	4,584	3,891
Net charge-offs	28,078	35,240	34,024
Provision for credit losses	25,185	35,690	36,424
Balance, end of year	$28,957	$31,850	$31,400

Non-performing Assets

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) on either military loans or retail installment contracts have not been received and accrued interest is limited to no more than 92 days. Loans that are 92 days past their contractual due date are deemed to be non-performing. As of September 30, 2015, we had $15.2 million in military loans and $0.3 million in retail installment contracts that were non-performing loans compared to $16.2 million in military loans and $1.1 million in retail installment contracts that were non-performing loans as of September 30, 2014.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD to increase its originations for our future growth.  In connection with purchasing the loans, we pay CBD a fee in the amount of $26.00 for each military consumer loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  For fiscal 2015, loans purchased (including refinancings) from CBD increased to $326.1 million from $231.5 million in fiscal 2014, an increase of $94.6 million or 40.9%.  The increase in loans purchased and average loan amounts were due primarily to pricing and underwriting changes made in April 2015. On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. We modified our purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model with certain credit overlays. Four new loan production offices opening during fiscal 2015 also contributed to the increase in loan originations. CBD launched a new loan production office concept in the first quarter of fiscal 2015, which is focused on technology and customer service. On March 31, 2014, we ceased purchasing retail installment contracts from the retail merchant network.

The following table sets forth the three-year history of overall purchases of military loans and retail installment contracts, including those refinanced:

	For the Years Ended September 30,
	2015	2014	2013

Total loans acquired:
Gross balance	$326,125,123	$231,531,496	$401,605,228
Number of finance receivable notes	76,728	72,008	119,042
Average note amount	$4,250	$3,215	$3,374

Military loans:
Gross balance	$326,125,123	$229,858,212	$389,045,683
Number of finance receivable notes	76,728	71,404	113,374
Average note amount	$4,250	$3,219	$3,432

Retail installment contracts:
Gross balance	$—	$1,673,284	$12,559,545
Number of finance receivable notes	—	604	5,668
Average note amount	$—	$2,770	$2,216

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and operations, and the cash generated from loan repayments and operations.  Cash used in investing activities in fiscal 2015 was approximately $40.4 million and cash provided from financing activities was $16.7 million, which was funded from operating activities of $23.1 million.  Cash provided from investing activities in fiscal 2014 was approximately $56.4 million and cash used in financing activities was $94.0 million, which was funded from $43.4 million of cash from operating activities.

The majority of our liquidity requirements are secured by our funding through the SSLA. Additional sources of funds may be generated through our sales of investment notes and borrowings with MCFC.  Our available credit facility decreased $43.2 million in fiscal 2015 due primarily to the $94.6 million increase in loans purchased in fiscal 2015 compared to fiscal 2014.  Further, we have decreased our investment notes to $41.1 million in 2015 from $54.8 million in 2014, a decrease of $13.7 million or 25.0%.

We keep our SSLA lenders informed of any material developments with the Company and MCB's regulators. Our SSLA lenders have been informed that MCB reviewed and responded to letters from the OCC regarding certain former business practices of the CBD that the OCC believes may have violated Section 5 of the Federal Trade Commission Act. MCB responded to the OCC that it does not believe the business practices rose to the level of a violation of law. On September 26, 2014, our Board adopted and approved a voluntary Remediation Action Plan (the "Plan") developed in cooperation with MCB to address certain issues identified by the OCC with respect to certain loans and related products that were originated by MCB and later sold to us or our subsidiaries.  The OCC has indicated acceptance of the Plan and management will continue to implement the Plan.

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

Senior Indebtedness — Bank Debt

On June 12, 2009, we entered into the SSLA with certain lenders and UMB Bank, N.A. (the “Agent”). The term of the current SSLA ends on March 31, 2016 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of September 30, 2015, we could request up to $9.6 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds. As of September 30, 2015, our credit facility had a 94.1% utilization, which may restrict future growth in our loan receivable portfolio. If we cannot secure new borrowings or increased funding participation from our SSLA lenders, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition. As of September 30, 2015, we had $153.9 million of senior debt outstanding, compared to $127.8 million at September 30, 2014, an increase of $26.1 million, or 20.4%.  Overall indebtedness, including senior and subordinated indebtedness, increased $12.4 million, or 6.8%, to $195.0 million at September 30, 2015 from $182.6 million at September 30, 2014. The increase in overall indebtedness coincides with the $11.5 million increase in gross finance receivables from September 30, 2014 to September 30, 2015. As of September 30, 2015 we were in compliance with all covenants under the SSLA.

Advances outstanding under the revolving credit line were $15.4 million as of September 30, 2015, compared to zero at September 30, 2014, an increase of $15.4 million, or 100%.

 As of September 30, 2015, the lenders have indicated a willingness to participate in fundings up to an aggregate of $163.5 million during the next 12 months, including $153.9 million that is currently outstanding.  Included in this amount are no borrowings from withdrawing banks that previously participated in the SSLA. In the first quarter of fiscal 2016, two banks increased their total funding participation by $8.0 million.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding (“MOU”) with its primary federal regulator. Under the MOU, the Company's senior borrowings are limited to $170.6 million, without prior approval from our primary federal regulator.

Our SSLA allows additional banks to become parties to the SSLA under a modified non-voting role. We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of September 30, 2015, we had three non-voting banks with an outstanding principal balance of $0.3 million.

The aggregate notional balance outstanding under amortizing notes was $138.4 million and $127.8 million at September 30, 2015 and 2014, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  There were 222 and 320 amortizing term notes outstanding at September 30, 2015 and 2014, respectively, with a weighted-average interest rate of 5.68% and 6.09%, respectively.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  Uncommitted availability fees in fiscal years 2015 and 2014 were $0.4 million and $0.6 million, respectively.

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

We may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $765,750 plus reimbursable expenses.  Such amount may be increased on each anniversary of the SSLA by the percentage increase in the CPI published by the United States Bureau of Labor for the calendar year then most recently ended.  Payments we make to MCFC for the reimbursement of direct expense allocations are limited to an annual maximum of $1,877,636 for fiscal year 2015, plus 7% per annum thereafter. The breach of any of these covenants could result in a default under the SSLA, in which event the lenders could seek to declare all amounts outstanding to be immediately due and payable.  As of September 30, 2015, we were in compliance with all loan covenants.

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

Concurrently, in connection with the execution of the SSLA, MCFC entered into a Negative Pledge Agreement in favor of the Agent.  Under the Negative Pledge Agreement, MCFC represented that it will not pledge, sell, assign or transfer its ownership of all or any part of our issued and outstanding capital stock and will not otherwise or further encumber any of such capital stock beyond the currently existing negative pledge thereof in favor of Branch Banking and Trust Company (“BB&T”).  On December 16, 2015, MCFC and BB&T amended their loan agreement to eliminate the negative pledge with respect to the Company's stock.

The following table sets forth a three-year history of the total borrowings and availability under the SSLA and the former SLA:

	As of and for the Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Revolving credit line:
Total facility	$20,750	$37,750	$43,250
Balance at end of period	15,425	—	19,240
Maximum available credit(1)	5,325	37,750	24,010

Term notes:(2)
Voting banks	$142,442	$205,750	$233,750
Withdrawing banks	—	13,658	15,119
Non-voting banks	280	4,504	16,788
Total facility	$142,722	$223,912	$265,657
Balance at end of period	138,428	127,777	187,582
Maximum available credit(1)	4,294	96,135	78,075

Total revolving and term notes:(2)
Voting banks	$163,192	$243,500	$277,000
Withdrawing banks	—	13,658	15,119
Non-voting banks	280	4,504	16,788
Total facility	$163,472	$261,662	$308,907
Balance, end of period	153,853	127,777	206,822
Maximum available credit(1)	9,619	133,885	102,085
Credit facility available(3)	9,619	52,793	74,680
Percent utilization of voting banks	94.1%	45.0%	63.1%
Percent utilization of the total facility	94.1%	48.8%	67.0%

(1) Maximum available credit assumes proceeds in excess of the amounts shown below under “Credit facility available” are used to increase qualifying finance receivables and all terms of the SSLA are met, including maintaining a senior indebtedness to consolidated net receivable ratio of not more than 70.0% as of September 30, 2015 and 2014 and 80.0% as of September 30, 2013.
(2) Includes 48-month amortizing term notes.
(3) Credit facility available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net notes receivable ratio of 70.0% as of September 30, 2015 and 2014 and 80.0% as of September 30, 2013.

Subordinated Debt - Parent.  Our SSLA allows for a line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of MCFC and is due upon demand.  The maximum principal balance of this line of credit is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater. As of September 30, 2015, and 2014, the outstanding balance under this line of credit was zero. Under the MOU, the Company would need to obtain permission from its primary federal regulator before borrowing under the line of credit with MCFC.

Outstanding Investment Notes.  We fund certain capital and financial needs through the sale of investment notes.  These notes have varying fixed interest rates and are subordinate to all senior indebtedness.  We can redeem these notes at any time upon 30 days' written notice. As of September 30, 2015, we had outstanding $41.1 million (with accrued interest), which includes a $0.04 million purchase adjustment.  The purchase adjustment relates to a fair value adjustment recorded as part of the purchase of the Company by MCFC. These notes had a weighted-average interest rate of 9.23% as of September 30, 2015.

Under the MOU, the Company's total subordinated borrowings are limited to $44.0 million, without prior approval from our primary federal regulator.

On April 29, 2015, we filed with the Securities and Exchange Commission ("SEC") a post-effective amendment to remove from registration all securities that remain unsold under our amended registration statement originally filed with the SEC on January 28, 2011 (the "Registration Statement").  We subsequently filed a Form RW, on June 5, 2015, to withdraw Post-Effective Amendment No. 4 to the Registration Statement, pursuant to which no securities were sold and which was never declared effective by the SEC. We will no longer offer and sell investment notes pursuant to the Registration Statement.

Series A Subordinated Debentures.  In December 2015, the Company offered up to $7.0 million in Series A subordinated debentures to certain investors in a private placement. The debentures have varying interest rates between 5.5% and 7.5% and varying maturities between one and three years.

Off-Balance Sheet Arrangements. As of the end of fiscal 2015 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our shareholder.

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

We utilize a statistical model that incorporates historical factors to forecast probable inherent losses or credit risk trends to determine the appropriate amount of allowance for credit losses.

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

Contractual Obligations

We have the following payment obligations under current financing arrangements as of September 30, 2015:

		Payments Due By Period
Contractual obligations:	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in thousands)
Debt	$179,493	$70,278	$92,025	$5,102	$12,088
Interest on debt (1)	11,653	4,596	5,478	463	1,116

Total contractual cash obligations	$191,146	$74,874	$97,503	$5,565	$13,204

(1)	Interest on long term debt is calculated using the weighted-average interest rate of 5.68% for amortizing term notes and 9.23% for investment notes as of September 30, 2015.

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Codification Topic. The guidance requires an entity to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities for fiscal years and interim periods beginning December 15, 2016. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard is effective for all entities for the annual period ending after December 15, 2016, and for annual periods thereafter. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement- Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This standard eliminates from GAAP the concept of extraordinary items and was issued to reduce complexity in accounting standards. The standard is effective for all entities for fiscal years beginning after December 15, 2015. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures, but does not anticipate a material impact on the company’s results.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this update will change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for public entities for fiscal years beginning after December 15, 2015. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for public entities for fiscal years beginning after December 15, 2015. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this ASU defer the effective date of ASU 2014-09 for all entities by one year. The standard is effective for public entities for fiscal years and interim periods beginning December 15, 2017.  The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our finance income is generally not sensitive to fluctuations in market interest rates.  We currently do not experience interest rate sensitivity on our borrowings.  Our revolving credit lines bear interest per annum at the prime rate of interest; however, the minimum interest rate per annum cannot be less than 4.00% in accordance with our SSLA.  The prime rate as of September 30, 2015 was 3.25%.  In order for any impact to occur, the prime rate will need to increase more than 75 basis points.  Our amortizing notes bear interest based on the 90 day moving average rate of treasury notes plus 270 basis points; however, the minimum interest rate per annum cannot be less than 5.25% in accordance with our SSLA.  The 90 day moving average rate of treasury notes as of September 30, 2015 was 1.29%.  In order for any impact to occur, the 90 day moving average rate of treasury notes would need to increase by 126 basis points.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015, 2014 and 2013

(WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT THEREON)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholder of Pioneer Financial Services, Inc.
Pioneer Financial Services, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for the three years ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pioneer Financial Services, Inc. as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Minneapolis, MN
December 17, 2015

PIONEER FINANCIAL SERVICES, INC.
 CONSOLIDATED BALANCE SHEETS
 SEPTEMBER 30, 2015 AND 2014

	As of September 30,
	2015	2014
	(dollars in thousands)
ASSETS

Cash and cash equivalents - non-restricted	$7,026	$7,656
Cash - restricted	618	621
Investments	—	350
Gross finance receivables	279,986	268,522
Less:
Unearned fees	(10,507)	(9,451)
Allowance for credit losses	(28,957)	(31,850)
Net finance receivables	240,522	227,221

Furniture and equipment, net	2,777	2,567
Net deferred tax asset	14,951	20,669
Prepaid and other assets	9,105	8,119
Deferred acquisition costs	1,301	1,103

Total assets	$276,300	$268,306

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks	$15,425	$—
Accounts payable	620	316
Accrued expenses and other liabilities	3,954	7,738
Voluntary remediation payable	1,374	14,552
Amortizing term notes	138,428	127,777
Investment notes	41,108	54,773

Total liabilities	200,909	205,156

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	86,394	86,394
Additional paid in capital	9,022	—
Retained deficit	(20,025)	(23,244)

Total stockholder’s equity	75,391	63,150

Total liabilities and stockholder’s equity	$276,300	$268,306

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013

	Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)

Interest income and fees	$76,627	$92,316	$109,769

Interest expense	11,386	15,639	18,276

Net interest income before provision for credit losses	65,241	76,677	91,493
Provision for credit losses	25,185	35,690	36,424
Net interest income	40,056	40,987	55,069

Debt protection income, net
Debt protection revenue	1,699	2,960	5,690
Claims paid and change in reserves	(1,222)	(1,303)	(3,255)
Third-party commissions	(183)	(319)	(613)
Total debt protection income, net	294	1,338	1,822

Other revenue	4	16	117

Total non-interest income, net	298	1,354	1,939

Non-interest expense
Goodwill and intangibles impairment	—	34,031	—
Voluntary remediation expense	—	14,496	—
Management and record keeping services fee	21,848	28,041	36,815
Professional and regulatory fees	2,566	2,573	1,863
Consumer lending software expense	2,313	—	—
Amortization of intangibles	—	1,243	1,706
Other operating expenses	4,436	4,411	2,925
Total non-interest expense	31,163	84,795	43,309

Income/(loss) before income taxes	9,191	(42,454)	13,699
Provision/(benefit) for income taxes	3,702	(4,172)	4,294
Net income/(loss)	$5,489	$(38,282)	$9,405

Net income/(loss) per share, basic and diluted (1)	$5,489	$(38,282)	$9,405

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013

	For the Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)

Net income/(loss)	$5,489	$(38,282)	$9,405
Other comprehensive loss:
Unrealized losses on investment securities available for sale, gross	—	(14)	(76)
Tax benefit	—	5	26

Total other comprehensive loss, net of tax	—	(9)	(50)
Total comprehensive income/(loss)	$5,489	$(38,291)	$9,355

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013

	Total	Common Stock	Additional Paid in Capital	Retained (Deficit)/ Earnings	Accumulated Other Comprehensive Income
	(dollars in thousands)

Balance September 30, 2012	$119,935	$86,394	$—	$33,482	$59

Total comprehensive income	9,355	—	—	9,405	(50)
Dividends paid to parent (1)	(24,618)	—	—	(24,618)	—

Balance September 30, 2013	$104,672	$86,394	$—	$18,269	$9

Total comprehensive loss	(38,291)	—	—	(38,282)	(9)
Dividends paid to parent (1)	(3,231)	—	—	(3,231)	—

Balance September 30, 2014	$63,150	$86,394	$—	$(23,244)	$—

Capital contribution from parent	9,022	—	9,022	—	—
Total comprehensive income	5,489	—	—	5,489	—
Dividends paid to parent (1)	(2,270)	—	—	(2,270)	—

Balance September 30, 2015	$75,391	$86,394	$9,022	$(20,025)	$—

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013

	Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Cash flows from operating activities:
Net income/(loss)	$5,489	$(38,282)	$9,405
Adjustments to reconcile net income/(loss) to net cash and cash equivalents provided by operating activities:
Goodwill and intangibles impairment	—	34,031	—
Provision for credit losses on finance receivables	25,185	35,690	36,424
Consumer lending software expense	2,313	—	—
Depreciation and amortization	107	1,361	1,844
Gain on investments sold - non-restricted	—	—	(35)
Deferred income taxes	5,718	(6,784)	(477)
Interest accrued on investment notes	2,539	2,700	2,587
Changes in:
Voluntary remediation payable	(13,178)	14,552	—
Accounts payable and accrued expenses	(4,465)	257	(4,853)
Deferred acquisition costs	(198)	1,406	2,976
Unearned premium reserves	575	(3,437)	(6,955)
Prepaids and other assets	(986)	1,884	(2,089)

Net cash provided by operating activities	23,099	43,378	38,827

Cash flows from investing activities:
Finance receivables purchased from affiliate	(194,519)	(143,098)	(235,077)
Finance receivables purchased from retail merchants	—	(1,450)	(11,363)
Finance receivables repaid	155,458	199,746	234,209
Capital expenditures	(1,721)	(169)	(30)
Change in restricted cash	3	2	105
Investments matured and sold	350	1,350	2,613

Net cash (used)/provided in investing activities	(40,429)	56,381	(9,543)

Cash flows from financing activities:
Net borrowings/(repayments) under lines of credit	15,425	(19,240)	(210)
Proceeds from borrowings	89,000	21,715	97,797
Repayment of borrowings	(94,477)	(93,270)	(102,467)
Capital contribution from parent	9,022	—	—
Dividends paid to parent	(2,270)	(3,231)	(24,618)

Net cash provided/(used) in financing activities	16,700	(94,026)	(29,498)

Net (decrease)/increase in cash	(630)	5,733	(214)

Cash and cash equivalents - non-restricted, Beginning of year	7,656	1,923	2,137

Cash and cash equivalents - non-restricted, End of year	$7,026	$7,656	$1,923

Additional cash flow information:
Interest paid	$9,438	$13,685	$15,814
Income taxes paid	2,134	2,278	7,432
Acquisition of furniture and equipment in accrued expenses and other liabilities	—	2,215	—
Fixed assets in accounts payable and other liabilities	985	—	—
See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014, AND 2013

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

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operation and certain assets and liabilities related to the origination and servicing of our finance receivables. MCFC contributed these operations to MidCountry Bank ("MCB"), a federally chartered savings bank and wholly owned subsidiary of MCFC.  MCB formed the Consumer Banking Division (“CBD”), which is composed exclusively of the assets and liabilities contributed from MCFC.  As part of the Transaction, we entered into a Loan Sale and Master Services Agreement (the “LSMS Agreement”) with CBD.  Under the LSMS Agreement, CBD originates loans and we have the exclusive right to purchase those loans that meet our business model and lending criteria.  Also under the LSMS Agreement, CBD will provide us with management and record keeping services.  As part of the Transaction, all of our employees became employees of CBD.  We pay fees for loans purchased and originated by CBD and management and record keeping services provided by CBD.  The LSMS Agreement is further described in "Note 8:  Related Party Transactions."

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from CBD. These receivables represent loans primarily to active-duty or career retired U.S. military personnel.  Prior to March 31, 2014, we also purchased finance receivables from retail merchants that sell consumer goods to active-duty or career retired U.S. military personnel.

Cash and cash equivalents - Non-Restricted

Our cash consisted of checking and money market accounts with an aggregate balance of approximately $7.0 million and $7.7 million as of September 30, 2015 and 2014, respectively.

Cash - Restricted

We are required to maintain restricted cash pursuant to the Nevada Department of Insurance.

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

Revenue Recognition

Interest Income on Finance Receivables

Interest income on finance receivables is recognized as revenue on an accrual basis using the effective yield method.  The deferred fees, net of costs, are accreted into income using the effective yield method over the estimated life of the finance receivable.  If a finance receivable, net of costs, liquidates before accretion is completed, we charge or credit any unaccreted net deferred fees or costs to income at the date of liquidation.  The accrual of interest income is suspended when three full (95% of the contracted payment amount) payments on either military loans or retail installment contracts have not been received and accrued interest is limited to no more than 92 days.

Debt Protection

CBD sells life, accident and health protection along with other exclusive coverages that are unique to our customers. Under an agreement, we assume from CBD, all risks on debt protection, credit accident, health insurance and all other coverage’s written on the military loans purchased from CBD.  Unearned fees and premiums are recognized as non-interest income over the period of risk in proportion to the amount of debt protection provided.

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

The Company’s operations are included in the consolidated federal income tax return of its parent, and various combined state returns. Income taxes are paid to or refunded by its parent pursuant to the terms of a tax-sharing agreement, approved by the Company Board of Directors (the "Board") as well as the MCFC Board of Directors, under which taxes approximate the amount that would have been computed on a separate company basis. The Company receives a benefit at the federal and state rate in the current year for net losses incurred in that year to the extent losses can be utilized in the consolidated federal income tax return or combined state income tax return of the parent.  In the event the parent incurs a consolidated net loss in the current or future years, income tax incurred in the current and prior years may be available for recoupment by the Company.

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Codification Topic. The guidance requires an entity to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities for fiscal years and interim periods beginning December 15, 2016. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard is effective for all entities for the annual period ending after December 15, 2016, and for annual periods thereafter. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement- Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This standard eliminates from

GAAP the concept of extraordinary items and was issued to reduce complexity in accounting standards. The standard is effective for all entities for fiscal years beginning after December 15, 2015. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures, but does not anticipate a material impact on the company’s results.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this update will change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for public entities for fiscal years beginning after December 15, 2015. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for public entities for fiscal years beginning after December 15, 2015. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this ASU defer the effective date of ASU 2014-09 for all entities by one year. The standard is effective for public entities for fiscal years and interim periods beginning December 15, 2017.  The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ the judgments in determining the amount of our allowance for credit losses, insurance claims and policy reserves, deferred tax assets and liabilities and establishing the fair value of our financial instruments.  While the consolidated financial statements and footnotes reflect the best estimates and judgments at the time, actual results could differ significantly from those estimates.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During fiscal 2015, we purchased $326.1 million of military loans from CBD compared to $229.9 million during fiscal 2014.  We acquired no retail installment contracts during fiscal 2015 compared to $1.7 million during fiscal 2014.  Approximately 36.1% of the amount of military loans we purchased in fiscal 2015 were refinancings of outstanding loans compared to 33.9% during fiscal 2014.

In the normal course of business, we receive some customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables and the corresponding accrued interest receivable.  There were no Federal Government Allotment System payments received in advance of the payment due dates on September 30, 2015 or September 30, 2014.

The following table represents finance receivables for the periods presented:

	As of September 30,
	2015	2014
	(dollars in thousands)
Finance Receivables:
Military loans	$279,098	$263,675
Retail installment contracts	888	4,847
Gross finance receivables	279,986	268,522

Less:
Net deferred loan fees and merchant discounts	(5,959)	(4,573)
Unearned debt protection fees	(3,257)	(2,682)
Debt protection claims and policy reserves	(1,291)	(2,196)
Total unearned fees	(10,507)	(9,451)

Finance receivables - net of unearned fees	269,479	259,071

Allowance for credit losses	(28,957)	(31,850)

Net finance receivables	$240,522	$227,221

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

The allowance for credit losses for military loans and retail installment contracts is maintained at an amount that management considers sufficient to cover estimated losses inherent in the finance receivable portfolio.  Our allowance for credit losses is sensitive to historical losses, economic assumptions and delinquency trends driving statistically modeled reserves. We consider numerous qualitative and quantitative factors in estimating losses in our finance receivable portfolio, including the following:

•	Prior credit losses and recovery experience;

•	Current economic conditions;

•	Current finance receivable delinquency trends; and

•	Demographics of the current finance receivable portfolio.

We also use internally developed data in this process. We utilize a statistical model based on potential credit risk trends and charge off data, when incorporating historical factors to estimate losses. These results and management’s judgment are used to project inherent losses and to establish the allowance for credit losses for each segment of our finance receivables.

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the years presented:

	As of and for the Years Ended September 30,
	2015			2014
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$30,537	$1,313	$31,850	$30,058	$1,342	$31,400
Finance receivables charged-off	(31,476)	(966)	$(32,442)	(37,236)	(2,588)	(39,824)
Recoveries	3,911	453	$4,364	4,048	536	4,584
Provision	25,738	(553)	$25,185	33,667	2,023	35,690
Balance, end of period	$28,710	$247	$28,957	$30,537	$1,313	$31,850

Finance receivables:	279,098	888	279,986	263,675	4,847	268,522
Allowance for credit losses	(28,710)	(247)	(28,957)	(30,537)	(1,313)	(31,850)
Balance net of allowance	$250,388	$641	$251,029	$233,138	$3,534	$236,672

The accrual of interest income is suspended when three full (95% of the contracted payment amount) payments on either military loans or retail installment contracts have not been received and accrued interest is limited to no more than 92 days. Non-performing assets represent those finance receivables where the accrual of interest income has been suspended. As of September 30, 2015, we had $15.2 million in military assets and $0.3 million in retail installment contracts that were non-performing loans compared to $16.2 million in military loans and $1.1 million in retail installment contracts that were non-performing loans as of September 30, 2014. As of September 30, 2015, we had $0.9 million in accrued interest for military loans and $4,000 in accrued interest for retail installment contracts for assets that were classified as non-performing.  As of September 30, 2014, we had $0.9 million in accrued interest for military loans and $0.02 million in accrued interest for retail installment contracts for assets that were classified as non-performing.

We consider a loan impaired when a full payment has not been received for 180 days and is also 30 days contractually past due. Impaired loans are removed from our finance receivable portfolio, including any accrued interest, and charged against income.  We do not restructure troubled debt as a form of curing delinquencies.

A large portion of our customers are unable to obtain financing from traditional sources due to factors such as employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.  As a result, our receivables do not have a credit risk profile that can be easily measured by the credit quality indicators normally used by the financial markets. We manage the risk by closely monitoring the performance of the portfolio and through our purchase criteria.

The following reflects the credit quality of the Company’s finance receivables:

	As of and for Years Ending September 30,
	2015	2014
	(dollars in thousands)

Total finance receivables:
Gross balance	$279,986	$268,522
Performing	264,547	251,276
Non-performing	15,439	17,246
Non-performing loans as a percent of gross balance	5.51%	6.42%

Military loans:
Gross balance	$279,098	$263,675
Performing	263,920	247,481
Non-performing	15,178	16,194
Non-performing loans as a percent of gross balance	5.44%	6.14%

Retail installment contracts:
Gross balance	$888	$4,847
Performing	627	3,795
Non-performing	261	1,052
Non-performing loans as a percent of gross balance	29.39%	21.70%

As of September 30, 2015, and 2014 the past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Financing Receivables
	As of Balance at September 30, 2015
	60-89 Days Past Due	90-180 Days Past Due	Total 60-180 Days Past Due	0-59 Days Past Due	Total Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$5,804	$8,340	$14,144	$264,954	$279,098
Retail installment contracts	32	86	118	770	888
Total	$5,836	$8,426	$14,262	$265,724	$279,986

	Age Analysis of Past Due Financing Receivables
	As of Balance at September 30, 2014
	60-89 Days Past Due	90-180 Days Past Due	Total 60-180 Days Past Due	0-59 Days Past Due	Total Finance Receivables

	(dollars in thousands)
Finance receivables:
Military loans	$4,120	$10,083	$14,203	$249,472	$263,675
Retail installment contracts	145	482	627	4,220	4,847
Total	$4,265	$10,565	$14,830	$253,692	$268,522

Additionally, we have adopted purchasing criteria, which was developed from our past customer credit repayment experience and is periodically evaluated based on current portfolio performance.  These criteria require the following:

•	All borrowers are primarily active-duty, or career retired U.S. military personnel or U.S. Defense Department employees;

•	All potential borrowers must complete standardized credit applications online via the internet; and

•	All loans must meet additional purchase criteria that was developed from our past credit repayment experience and is periodically revalidated based on current portfolio performance.

These criteria are used to help minimize the risk of purchasing loans where there is unwillingness or inability to repay. The CBD limits the loan amount to an amount the customer could reasonably be expected to repay.

On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO 8 model and certain credit overlays.

The liability for unpaid debt protection claims and claim adjustment expenses is estimated using an actuarially computed amount payable on claims reported prior to the balance sheet date that have not yet been settled, claims reported subsequent to the balance sheet date that have been incurred during the period ended, and an estimate (based on prior experience) of incurred but unreported claims relating to such period.

Activity in the liability for unpaid claims and claim adjustment expenses for our debt protection and reinsurance products are summarized as follows:

	As of and for the Years ended September 30,
	2015	2014	2013
	(dollars in thousands)

Balance, beginning of year	$2,196	$3,626	$2,975

Claim amount incurred, related to
Prior periods	935	764	1,408
Current period	279	573	1,818
Total	1,214	1,337	3,226

Claim amount paid, related to
Prior periods	1,633	1,581	1,124
Current period	486	1,186	1,451
Total	2,119	2,767	2,575

Balance, end of year	$1,291	$2,196	$3,626

NOTE 3: INVESTMENTS

There were no investments outstanding as of September 30, 2015. Book value of investments outstanding as of September 30, 2014 was $0.35 million, $0.25 million of which was U.S. government bonds and the remaining $0.1 million was certificates of deposit. There were no unrealized gains as of September 30, 2014, as carrying value approximated fair value.

During fiscal 2015 and 2014, the Company received $0.35 million and $1.4 million, respectively, in proceeds from investment maturities. The Company did not recognize any realized gains or losses or receive proceeds from sales on investments during fiscal 2015 or 2014. The Company had a realized gain of $0.04 million in 2013 from the sale of investments.

NOTE 4: FURNITURE AND EQUIPMENT

Cost and accumulated depreciation of furniture and equipment at September 30, 2015 and 2014 is as follows:

	As of and For the Years Ended September 30,
	2015	2014
	(dollars in thousands)

Furniture and equipment	$41	$41
Computer software	1,709	1,709
Work in process	2,777	2,384
	4,527	4,134

Less accumulated depreciation	(1,750)	(1,567)

Furniture and equipment - net	$2,777	$2,567

Furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives are 7 years for furniture and equipment, and 3 years for computer software. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $0.2 million for the years ended September 30, 2015, 2014 and 2013.

The Company entered into a Master Services Agreement (the "MSA") with Fidelity Information Services, LLC ("FIS"), effective as of June 30, 2014, to provide products and services for the development of a new consumer lending software platform (the "FIS Platform"). The implementation and launch of the FIS Platform was expected to be completed during the second quarter of fiscal year 2015. On April 24, 2015, the Company notified FIS that it was terminating its relationship with FIS under the MSA. Effective June 10, 2015, the Company and FIS entered into a written settlement agreement whereby the parties released, waived and discharged one another and their affiliates from any and all liabilities arising out of or relating to the MSA. Pursuant to the settlement agreement, the Company made a one-time payment to FIS of $3.2 million, during the fourth quarter of fiscal 2015, a portion of which constituted a license fee for FIS's Default Manager software. The settlement contains other customary settlement provisions, and no other payments are required by the parties under the settlement agreement or MSA.

The Company recorded a $2.3 million expense in the third quarter of fiscal 2015, which included $1.2 million for the FIS settlement and $1.1 million for previously capitalized consumer lending software development costs. The Company capitalized $2.0 million of the FIS settlement for the FIS Default Manager software and consumer lending software development and design costs. In November 2015, the Company entered into agreements with new vendors for the development of a consumer lending system with implementation expected to be completed in fiscal year 2016.

As of September 30, 2015, the Company had $2.8 million in work in process related to the development of a new consumer lending software platform and the FIS Default Manager software.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Our annual goodwill impairment test as of September 30, 2014, indicated that the implied fair value of goodwill was less than the carrying value, resulting in an impairment charge of $31.5 million for the year ended September 30, 2014. Due to the nature of our amortizable intangible assets outstanding, management determined that our amortizable intangible assets were fully impaired at September 30, 2014. An impairment charge of $2.6 million was recorded for the year ended September 30, 2014 for the carrying value of amortizable intangible assets. Amortization expense was zero, $1.2 million and $1.7 million in fiscal 2015, 2014 and 2013, respectively.

NOTE 6:  BORROWINGS

Secured Senior Lending Agreement

On June 12, 2009, we entered into the SSLA with the lenders listed on the SSLA (“the lenders”) and UMB Bank, N.A. (the “Agent”).  The SSLA replaced and superseded the Senior Lending Agreement, dated as of June 9, 1993, as subsequently amended and restated (the “SLA”).  The term of the current SSLA ends March 31, 2016 and is automatically extended annually unless any lender gives written notice of its objection by March 1 of each calendar year.  Our assets secure the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA (the “Senior Debt”).  The facility is an uncommitted credit facility that provides common terms and conditions pursuant to which the individual lenders that are a party to the SSLA may choose to make loans to us in the future.  Any lender may elect not to participate in future fundings at any time without penalty.  If a lender were to choose not to participate in future fundings, the outstanding amortizing notes would be repaid based on the original terms of the note.  Any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments.  As of September 30, 2015, we could request up to $9.6 million in additional funds and remain in compliance with the terms of the SSLA.  No lender, however, has any contractual obligation to lend us these additional funds.

As of September 30, 2015, the lenders have indicated a willingness to participate in fundings up to an aggregate of $163.5 million during the next 12 months, including $153.9 million that is currently outstanding.  Included in this amount are no borrowings from withdrawing banks that previously participated in the SSLA. In the first quarter of fiscal 2016, two banks increased their total funding participation by $8.0 million.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. The Company's senior borrowings are limited to $170.6 million, without prior approval from our primary federal regulator.

Our SSLA allows additional banks to become parties to the SSLA under a modified non-voting role. We have identified each lender that has voting rights under the SSLA as “voting bank(s)” and lenders that do not have voting rights under the SSLA, as “non-voting bank(s)”.  While all voting and non-voting banks have the same rights to the collateral and are a party to the same terms and conditions of the SSLA, all of the non-voting banks acknowledge and agree that they have no right to vote on any matter nor to prohibit or limit any action by us, or the voting banks.  As of September 30, 2015, we had three non-voting banks with an outstanding principal balance of $0.3 million.

The aggregate notional balance outstanding under amortizing notes was $138.4 million and $127.8 million at September 30, 2015 and 2014, respectively.  There were 222 and 320 amortizing term notes outstanding at September 30, 2015 and 2014, respectively, with a weighted-average interest rate of 5.68% and 6.09%, respectively.  Interest on the amortizing notes is fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate may not be less than 5.25%.  All amortizing notes have terms not to exceed 48 months, payable in equal monthly principal and interest payments.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  Uncommitted availability fees in fiscal years 2015 and 2014 were $0.4 million and $0.6 million, respectively.

Advances outstanding under the revolving credit line were $15.4 million and zero at September 30, 2015 and 2014, respectively.  When a lender elects not to participate in future fundings, any existing borrowings from that lender under the revolving credit line are payable in 12 equal monthly installments. Interest on borrowings under the revolving credit line is payable monthly and is based on prime or 4.00%, whichever is greater.  Interest on borrowings was 4.00% at September 30, 2015 and 2014.

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

We may not make any payment to MCFC in any fiscal year for services performed or reasonable expenses incurred in an aggregate amount greater than $765,750 plus reimbursable expenses.  Such amount may be increased on each anniversary of the SSLA by the percentage increase in the CPI published by the United States Bureau of Labor for the calendar year then most recently ended. Except as required by law, we may not stop purchasing small loans to military families from CBD, unless the lenders consent to such action.

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

Concurrently, in connection with the execution of the SSLA, MCFC entered into a Negative Pledge Agreement in favor of the Agent.  Under the Negative Pledge Agreement, MCFC represented that it will not pledge, sell, assign or transfer its ownership of all or any part of the issued and outstanding capital stock of the Company and will not otherwise or further encumber any of such capital stock beyond the currently existing negative pledge thereof in favor of Branch Banking and Trust (“BB&T”).  On December 16, 2015, MCFC and BB&T amended their loan agreement to eliminate the negative pledge with respect to the Company's stock.

Subordinated Debt - Parent

Our SSLA allows for a line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this line of credit is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of September 30, 2015 and 2014, the outstanding balance under this line of credit was zero. Under the MOU, the Company would need to obtain permission from its primary federal regulator before borrowing under the line of credit with MCFC.

Investment Notes

We have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $41.1 million, which includes a $0.04 million purchase adjustment as of September 30, 2015 and $54.8 million, which includes a $0.1 million purchase adjustment as of September 30, 2014.  The purchase adjustments relate to fair value adjustments recorded as part of the Transaction.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature 1 to 10 years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $52,714 and $53,062, with a weighted-average interest rate of 9.23% and 9.23% at September 30, 2015 and 2014, respectively.  Interest is paid either monthly or annually at the option of the note holder.

Under the MOU, the Company's subordinated borrowings are limited to $44.0 million, without prior approval from our primary federal regulator.

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

Series A Subordinated Debentures

In December 2015, the Company offered up to $7.0 million in Series A subordinated debentures to certain investors in a private placement. The debentures have varying interest rates between 5.5% and 7.5% and varying maturities between one and three years.

Maturities

A summary of maturities for the amortizing notes and investment notes (net of purchase price adjustments) at September 30, 2015, follows:

	Amortizing Notes SSLA Lenders	Amortizing Notes Non-Voting Banks	Investment Notes	Total
	(dollars in thousands)
2016	$52,970	$280	$17,028	$70,278
2017	40,812	—	5,749	46,561
2018	24,697	—	635	25,332
2019	19,437	—	695	20,132
2020	232	—	4,870	5,102
2021 and beyond	—	—	12,088	12,088
Total	$138,148	$280	$41,065	$179,493

NOTE 7: INCOME TAXES

The provision (benefit) for income taxes for the years ended September 30, 2015, 2014, and 2013, consisted of the following:

	For the Year Ended September 30, 2015
	Federal	State	Valuation Allowance	Total
	(dollars in thousands)
Current	$(1,378)	$(638)	$—	$(2,016)
Deferred	4,739	973	6	5,718
Total	$3,361	$335	$6	$3,702

	For the Year Ended September 30, 2014
	Federal	State	Valuation Allowance	Total
	(dollars in thousands)
Current	$2,398	$214	$—	$2,612
Deferred	(6,308)	(487)	11	(6,784)
Total	$(3,910)	$(273)	$11	$(4,172)

	For the Year Ended September 30, 2013
	Federal	State	Valuation Allowance	Total
	(dollars in thousands)
Current	$5,776	$(1,005)	$—	$4,771
Deferred	(714)	226	11	(477)
Total	$5,062	$(779)	$11	$4,294

The actual tax expense for the fiscal years ended 2015, 2014, and 2013, differs from the computed ‘expected’ tax expense (benefit) for those years (computed by applying the currently applicable United States federal corporate tax rates of 35% to income before income taxes) as follows:

	As of and for the Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Computed ‘expected’ tax expense/(benefit)	$3,217	$(14,859)	$4,795
State tax (net of federal tax effect)	567	(370)	(419)
Other, net	(82)	41	(82)
Goodwill impairment	—	11,016	—
Total	$3,702	$(4,172)	$4,294

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2015 and 2014 are presented below:

	As of and for the Years Ended September 30,
	2015	2014
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$10,465	$12,082
Unearned insurance reserves	2,850	2,368
Accrued expenses	1,065	5,525
State net operating losses and credits	145	42
Intangible assets	141	166
Uncertain tax positions	69	159
Depreciation	18	—
Fair value adjustment of acquisitions	16	45
Other	288	398
Total deferred tax assets	15,057	20,785
Valuation allowance	(38)	(32)
Deferred tax assets, net of valuation allowance	15,019	20,753

Deferred tax liabilities:
Depreciation	—	16
Other	68	68
Total deferred tax liabilities	68	84

Net deferred tax assets	$14,951	$20,669

As of September 30, 2015, the Company had state net operating loss carryforwards of approximately $3.5 million, and state alternative minimum tax credit carryforwards of approximately $1,000.  The net operating loss carryforwards begin expiring in 2022 through 2035.

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

The Company is included in the consolidated federal income tax return and, for certain states, combined state tax returns of its parent. Under the benefits-for-loss approach, net operating losses and other tax attributes of the Company are characterized as realized when utilized by the parent. Therefore, recognition of deferred tax assets is based on all available evidence as it relates to both the parent and the Company. As the Company is party to a tax sharing agreement with its parent that will reimburse it for any losses utilized in the parent’s consolidated tax returns, management believes it is more likely than not that the Company will realize the benefits of those deductible differences based on the Parent’s historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, with the exception of certain state differences. Accordingly, at September 30, 2015 and 2014, the Company recorded a valuation allowance on these deferred tax assets of $38,000 and $32,000, respectively.

As of September 30, 2015, 2014 and 2013, the reserve for uncertain tax positions was approximately $201,000, $470,000, and $500,000 respectively.  The reserve for uncertain tax positions is included in accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2015, 2014, and 2013. The Company had approximately $64,000 of unrecognized tax benefit that if realized would affect the effective tax rate. Interest and penalties recognized are recorded as a component of income tax benefit in the amount of approximately $(68,000), $(13,000) and $(20,000) for the years ended September 30, 2015, 2014, and 2013 respectively.

A reconciliation of unrecognized tax benefits for fiscal year 2015, 2014 and 2013 is as follows:

	As of and for the Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Balance, beginning of period	$309	$346	$702
Increase of tax positions taken in current periods	7	24	30
Increase of tax positions taken in prior periods	1	6	594
Decrease of tax positions taken in prior periods	(159)	—	(558)
Decrease due to lapse of applicable statute of limitations	(50)	(67)	(422)
Balance, end of period	$108	$309	$346

In addition, the Company has accrued cumulative interest and penalties of approximately $93,000, $161,000, and $174,000 as of September 30, 2015, 2014 and 2013, respectively.

The Company does not believe a significant increase or decrease in the uncertain tax positions will occur in the next twelve months.

The parent’s federal income tax returns are open and subject to examination by the Internal Revenue Service for the tax year ended September 30, 2012 and later.  MCFC and its subsidiaries state returns are generally open and subject to examinations for the tax year ended September 30, 2011 and later for major state jurisdictions.  The Company does not believe any adjustments that may result from these examinations will be material to the Company.

NOTE 8:  RELATED PARTY TRANSACTIONS

We entered into the fourth amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with MCB in November 2014.  Under the LSMS Agreement, we buy certain military loans that CBD originates and receive management and record keeping services from CBD. The following table represents the related party transactions associated with this agreement and other related party transactions for the periods presented.

	As of and for the Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Loan purchasing:
Loans purchased from CBD	$194,519	$143,098	$235,077

Management and record keeping services:
Monthly servicing to CBD (1)	$15,746	$21,675	$31,382
Monthly special services fee to CBD (2)	4,836	3,311	—
Monthly base fee to CBD (3)	500	250	—
Monthly indirect cost allocations to MCFC (4)	766	548	674
Monthly relationship fee to CBD (5)	—	2,257	4,759
Total management and record keeping services	$21,848	$28,041	$36,815

Other transactions:
Capital contribution from MCFC	$(9,022)	$—	$—
Fees paid to CBD in connection with loans purchased (6)	1,995	2,142	3,401
Tax payments to MCFC	2,134	2,278	7,432
Dividends paid to MCFC	2,270	3,231	24,618
Direct cost allocations to MCFC (7)	1,054	1,159	979
Other reimbursements to CBD (8)	1,650	1,047	—
Total other transactions	$81	$9,857	$36,430

(1)
Effective October 1, 2014, the monthly servicing fee to CBD was 0.496% of the outstanding principal under the amended LSMS agreement. From April 1, 2014 to September 30, 2014, the monthly servicing fee to CBD was 0.43% of outstanding principal under the amended LSMS Agreement. The monthly servicing fee to CBD was 0.68% of outstanding principal for the twelve month period April 1, 2013 to March 31, 2014. Prior to April 1, 2013, the monthly servicing fee was 0.70% of outstanding principal.

(2)	Effective on April 1, 2014, monthly fees for special services that are not included in the LSMS Agreement will be at a rate of 125% of the cost of services.

(3)	Effective April 1, 2014, $500,000 annual base fee, payable monthly to CBD. Prorated for fiscal 2014.

(4)
The annual maximum for fiscal years 2015 is $765,750. The maximum may be increased annually in June with an increase in the Consumer Price Index. The maximum in fiscal years 2014 and 2013 was $750,000.

(5)
The monthly relationship fee ceased on March 31, 2014 with the amended LSMS Agreement. Monthly relationship fee to CBD was equal to $2.91 for each loan owned at the prior fiscal year end for the six months ended March 31, 2014. Monthly relationship fee to CBD was equal to $2.82 for each loan owned at June 21, 2013 for the three month period July 1, 2013 through September 30, 2013.  Prior to June, 21, 2013, the monthly relationship fee was $2.82 for each loan owned at the prior fiscal year end.

(6)
Effective October 1, 2014, we pay a $26.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In fiscal 2014 and 2013 the fee was $30.00 for each military loan purchased from CBD.

(7)	This allocation has a $1,877,636 annual maximum for fiscal year 2015 plus 7% per annum thereafter. $1,754,800 annual maximum for fiscal year 2014. $1,640,000 annual maximum for fiscal year 2013.

(8)	A one-time fee of $1,650,000 to implement a new consumer lending system that was paid over five monthly installments beginning on October 1, 2014.

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

Under the Plans, the Company's proportionate liability for customer remediation is approximately $13.5 million. The Company has accrued an additional $1.0 million related to the estimated proportionate share of further legal, administrator, audit and data fees. As of September 30, 2015, the Company's remaining liability for remediation was $1.4 million. All planned customer mailings and payments, under the Plans, have been completed as of September 30, 2015. The Company expects the completion of Plans in the first half of fiscal 2016.

The OCC has indicated acceptance of the Plans and management will continue to implement the Plans as outlined above.

NOTE 10: LITIGATION

We are subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position, results of operations or cash flow.

NOTE 11: DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurement requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy that categorizes into three levels the inputs to valuation techniques used to measure fair value as follows:

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

The Company’s policy is to recognize transfers in and transfers out as of the ending of the reporting period. During fiscal years 2015 and 2014, there were no significant transfers in or out of Levels 1, 2 or 3.

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

The carrying amounts and estimated fair values of our financial instruments at September 30, 2015 and 2014 are as follows:

`	As of September 30, 2015		As of September 30, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents - non-restricted	$7,026	$7,026	$7,656	$7,656
Cash and cash equivalents - restricted	618	618	621	621
Investments	—	—	350	350
Net finance receivables	240,522	243,126	227,221	227,304

Financial liabilities:
Amortizing term notes	$138,428	$139,079	$127,777	$129,328
Investment notes	41,108	44,346	54,773	58,945

NOTE 12: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Year ended September 30, 2015:
Interest income and fees	19,741	18,163	18,112	20,611
Net interest income	9,376	9,212	9,904	11,564
Income before income taxes	2,523	2,424	546	3,698
Net income (1)	1,529	1,495	347	2,118

Year ended September 30, 2014:
Interest income and fees	26,524	24,306	21,530	19,956
Net interest income	11,129	10,809	9,531	9,518
Income/(loss) before income taxes	1,831	1,559	2,883	(48,727)
Net income/(loss) (1)	1,158	959	1,782	(42,181)

(1)	Number of shares outstanding is one.

ITEM 9.                                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year, as defined under rule 13a-15(e) of the Exchange Act, which is the subject of this Annual Report on Form 10-K.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of fiscal year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in establishing our control environment. Based on these criteria and our assessment, we have determined that, as of September 30, 2015, our internal control over financial reporting was effective.

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

/s/ Timothy L. Stanley
Timothy L. Stanley
Chief Executive Officer
(Principal Executive Officer)

/s/ Laura V. Stack
Laura V. Stack
Chief Operating Officer, Chief Financial Officer,
Treasurer and Asst. Secretary
(Principal Financial Officer)

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers.

Name	Age	Position

Timothy L. Stanley	57	Chief Executive Officer and Vice Chairman
Laura V. Stack	52	Chief Operating Officer, Chief Financial Officer, Treasurer, Asst. Secretary and Director
Robert F. Hatcher	73	Chairman

For each member of our executive team and our Board, we set forth below information regarding such member’s business experience and the specific experience, qualifications, attributes and/or skills that, in the opinion of our Board, qualifies this person to serve as a director and are likely to enhance our Board’s ability to manage and direct our business and affairs.  The information in this section should not be understood to mean that any of the directors is an “expert” within the meaning of the federal securities laws.

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

Since June 2007, Laura V. Stack has served as our Chief Financial Officer, Treasurer and Asst. Secretary.  In April 2015, she also became our Chief Operating Officer. She has been a member of the Board since January 12, 2010 and a member of our compensation and audit committees and the audit committee financial expert since December 2010.  Prior to December 2007, Ms. Stack was our Director of Corporate Finance and previously held the position of Controller. Ms. Stack joined us in 1999, after serving as Vice President for a financial services firm with responsibilities for accounting, cash management, financial/regulatory reporting, consolidating-corporation budget and auditing.  Ms. Stack serves on the board of directors for the charitable organizations, Friends of Alvin Ailey and the Junior Achievement.  Ms. Stack has accounting experience and knowledge about public companies, the concerns and challenges faced in our industry, our regulatory environment and significant experience in financial reporting of finance companies to the SEC and our lenders.

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

We are a wholly owned subsidiary of MCFC. In view of this, the small size of our Board and that we do not have publicly traded equity securities that are subject to exchange listing requirements, we do not have a separate standing nominating committee. The functions that are normally performed by the nominating committee are performed by our Board as a whole. Our Board has formed audit and compensation committees, each consisting of two members of our Board, Laura V. Stack and Timothy L. Stanley.  In recognition of the expertise and experience of the MCFC Board Compensation Committee (the "MCFC Compensation Committee"), our compensation committee (the "Compensation Committee") relies and expects to continue to rely heavily on the MCFC Compensation Committee in fulfilling the functions of a compensation committee. Our Compensation Committee has a separate charter. Ms. Stack has been appointed the chair of the audit committee and is the audit committee financial expert.  The designation of a person as an “audit committee financial expert,” within the meaning of the rules under Section 407 of the Sarbanes-Oxley Act of 2002, shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the audit committee, nor shall it decrease the duties and obligations of other audit committee members or the Board.  In recognition of the expertise and experience of the risk and audit committee of MCFC, (the "MCFC Risk and Audit Committee"), our audit committee (the "Audit Committee") relies and expects to continue to rely heavily on the MCFC Risk and Audit Committee in fulfilling the functions of an audit committee.  The Audit Committee has a separate charter. Our executive officers and directors, including our principal executive, financial and principal accounting officers are subject to our Code of Business Conduct and Ethics, a copy of which may be obtained at no charge from us upon written request directed to us at Pioneer Financial Services Inc., 4700 Belleview Ave., Suite 300, Kansas City, Missouri 64112.

ITEM 11.                                         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to our Principal Executive Officer (referred to in this CD&A as our “Chief Executive Officer”), Principal Financial Officer (referred to in this CD&A as our “Chief Financial Officer”) and other executive officers for all services rendered by these officers in all capacities to us during fiscal year 2015.  Timothy Stanley serves as our Chief Executive Officer and is an employee of MCFC. Mr. Stanley provided less than 50% of his services to us. Laura Stack serves as our Chief Financial Officer. Ms. Stack was employed by CBD until April 2015 when Ms. Stack became an employee of MCFC.  Ms. Stack provided over 50% of her services to us during fiscal year 2015.  All compensation for the named and other executive officers is paid by CBD or MCFC. As disclosed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations,” we pay CBD and MCFC various fees for the services provided to us. The compensation for the Chief Executive Officer is reviewed by the MCFC Compensation Committee.  For fiscal 2015, the compensation of the Chief Financial Officer was reviewed by the Chief Executive Officer of the Company.

The purpose of the CD&A is to summarize the philosophical principles, specific program elements and other factors considered in making decisions about executive compensation. Our CD&A primarily focuses on the compensation information for the last completed fiscal year, as contained in the tables, related footnotes and other narrative descriptions that follow this discussion, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

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

The MCFC Compensation Committee is composed of three independent MCFC Board Directors and meets approximately four times per year.  Reports of the MCFC Compensation Committee’s actions and recommendations are presented to the full MCFC Board after each meeting.  In May 2014, the MCFC Compensation Committee engaged Blanchard

Consulting Group (“Blanchard”), an independent executive compensation consultant, to advise it on compensation practices for executive officers based on information provided to Blanchard by MCFC’s management and Blanchard’s independent research.  Blanchard completed a formal executive compensation review (“Blanchard Report”) and presented this to the MCFC Compensation Committee in October 2014.  A formal review of executive compensation is completed every two years by an independent executive compensation consultant. In May 2015 the MCFC Compensation Committee retained Lockton Company ("Lockton") to provide executive compensation consulting services to the MCFC Board. Lockton will be preparing and presenting the bi-annual compensation review to the MCFC Compensation Committee in 2016.

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

Total Compensation

Name and Principal Position	Year	Base Salary	Bonus	Annual Incentive (2)	Restricted Stock Units	All Other Compensation	Total Annual Compensation

Timothy L. Stanley (1)
Chief Executive Officer	2015	$92,058	$79,066	$79,575	$94,160	$7,922	$352,781

Laura V. Stack
Chief Financial Officer	2015	$127,457	$53,766	$60,683	$13,350	$17,151	$272,407
	2014	95,835	18,120	—	13,190	5,728	132,873
	2013	92,001	—	38,876	4,007	6,605	141,489

(1) Mr. Stanley was appointed Chief Executive Officer on October 13, 2014.
(2) Annual incentives are generally paid in the subsequent fiscal year. In addition 20% of Mr. Stanley’s incentive is deferred and paid in two annual installments in December of the next two following years. The amount shown is the full amount for the fiscal year although 20% of it will have deferred payment over the next two years.

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

All executive officers are eligible for an annual merit increase to base salary, effective January 1, based primarily on performance of job responsibilities and accomplishment of predetermined performance objectives.  Job accomplishments are measured by a written performance appraisal that includes evaluating the key responsibilities of the position using five levels of defined performance ratings culminating in an overall job performance rating. The Chief Executive Officer of PFSI evaluates the Chief Financial Officer's performance and the Chief Executive Officer of MCFC evaluates our Chief Executive Officer’s performance.

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

Incentive and Retention Plan Awards

Generally, incentives are determined by the MCFC Compensation Committee and based upon meeting various financial and performance target metrics. For the fiscal year 2015, performance metrics were between the target level and the maximum level.

Long Term Incentive Awards

MCFC provides our executive officers with a Long Term Incentive Plan (“LTIP”) that annually grants restricted MCFC stock unit awards to officers based on the earned annual cash incentive, if one is earned.  The restricted MCFC stock unit awards generally vest 40% on the third anniversary of the grant date, 30% on the fourth anniversary of the grant date and 30% on the fifth anniversary of the grant date.

The MCFC Compensation Committee reviewed the competitiveness of LTIP compensation as compared to market published survey data and a third-party peer group in the Blanchard Report.  The following table provides information concerning options exercised and restricted stock awards vested during the year ended September 30, 2015, for each of our named executive officers.

Option Exercises and Restricted Stock Vested

	Option Awards		Restricted Stock Units
Name	Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired	Value Realized on Vesting ($)
Timothy L. Stanley
December 1, 2014	—	$—	21,400	$94,160

Laura V. Stack
December 1, 2014	—	$—	3,034	$13,350
December 1, 2013	—	—	1,920	13,190
December 1, 2012	—	—	504	4,007

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code provides guidance on the deductibility of compensation paid to our five highest paid officers. Historically, CBD has taken the necessary actions to ensure the deductibility of payments under our annual and long-term performance incentive compensation plans. MCFC also intends to take the actions necessary to maintain the future deductibility of payments and awards under these programs.

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

Potential payments upon termination

Under the employment agreement between Timothy L. Stanley and MCFC, if Mr. Stanley were to be terminated by the Company without cause or by Mr. Stanley with good reason as of September 30, 2015, Mr. Stanley would be entitled to payments as stipulated in the terms of his signed employment agreement, as follows.

Severance Benefits

	Average Base Salary (1)	Average Annual Incentive	Total

Timothy L. Stanley	$82,500	$52,719	$135,219

(1) Average amounts are based on the most current three years.

No payment shall be due under or made pursuant to an employment agreement without the prior approval of the appropriate federal regulators if such approval is required under the Golden Parachute Regulation; provided, however, that MCFC will exercise commercially reasonable efforts to obtain the approval of the appropriate federal regulators to make any payments provided herein (or, to the extent that the regulators will not approve payment in full, such lesser payment as will be acceptable to the regulators).

Mr. Stanley has an employment agreement that in the event of disability, as defined in that agreement, he would be eligible to receive his then current base salary for a period of up to one year. Such payments will be offset by any payments from any MCFC sponsored disability plan or insurance. No severance payment is provided for any of the executive officers in the event of death or retirement.  Assuming the employment of our named executive officers were to be terminated due to death, disability or retirement after attaining age 65, restricted stock unit awards would automatically vest.  If employment of the named executive officer is terminated because of death or disability, stock options may be exercised to the extent exercisable on the termination date.  In the case of retirement after attaining age 65, stock options and restricted stock unit awards would become fully vested on the termination date.  Upon all other terminations, the amounts in the AIP and LTIP would be forfeited.

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

By: Laura V. Stack and Timothy L. Stanley.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As previously stated, the members of the Board are Timothy L. Stanley, Laura V. Stack and Robert F. Hatcher.  Mr. Stanley and Ms. Stack were employees of MCFC during the fiscal year. Mr. Stanley, our Chief Executive Officer, and Ms. Stack, our Chief Operating and Financial Officer were both members of the Compensation Committee during fiscal 2015. During the past three fiscal years, none of our executive officers served on the MCFC Compensation Committee or any compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on the MCFC Compensation Committee.

ITEM 12.                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2015, MCFC, a Georgia corporation, owned one share of our common stock, which constitutes our only outstanding and issued share of common stock.  We have no other class of capital stock authorized. The address of MCFC is 201 Second Street, Suite 950, Macon, Georgia 31201.  MCFC has sole voting and investment power with respect to the share of our common stock set forth above.  Neither our directors nor any of our executive officers own any shares of our common stock.

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

	As of and for the Years Ended September 30,
	2015	2014	2013
	(dollars in thousands)
Loan purchasing:
Loans purchased from CBD	$194,519	$143,098	$235,077

Management and record keeping services:
Monthly servicing to CBD (1)	$15,746	$21,675	$31,382
Monthly special services fee to CBD (2)	4,836	3,311	—
Monthly base fee to CBD (3)	500	250	—
Monthly indirect cost allocations to MCFC (4)	766	548	674
Monthly relationship fee to CBD (5)	—	2,257	4,759
Total management and record keeping services	$21,848	$28,041	$36,815

Other transactions:
Capital contribution from MCFC	$(9,022)	$—	$—
Fees paid to CBD in connection with loans purchased (6)	1,995	2,142	3,401
Tax payments to MCFC	2,134	2,278	7,432
Dividends paid to MCFC	2,270	3,231	24,618
Direct cost allocations to MCFC (7)	1,054	1,159	979
Other reimbursements to CBD (8)	1,650	1,047	—
Total other transactions	$81	$9,857	$36,430

(1)
Effective October 1, 2014, the monthly servicing fee to CBD was 0.496% of the outstanding principal under the amended LSMS agreement. From April 1, 2014 to September 30, 2014, the monthly servicing fee to CBD was 0.43% of outstanding principal under the amended LSMS Agreement. The monthly servicing fee to CBD was 0.68% of outstanding principal for the twelve month period April 1, 2013 to March 31, 2014. Prior to April 1, 2013, the monthly servicing fee was 0.70% of outstanding principal.

(2)	Effective on April 1, 2014, monthly fees for special services that are not included in the LSMS Agreement will be at a rate of 125% of the cost of services.

(3)	Effective April 1, 2014, $500,000 annual base fee, payable monthly to CBD. Prorated for fiscal 2014.

(4)
The annual maximum for fiscal years 2015 is $765,750. The maximum may be increased annually in June with an increase in the Consumer Price Index. The maximum in fiscal years 2014 and 2013 was $750,000.

(5)
The monthly relationship fee ceased on March 31, 2014 with the amended LSMS Agreement. Monthly relationship fee to CBD was equal to $2.91 for each loan owned at the prior fiscal year end for the six months ended March 31, 2014. Monthly relationship fee to CBD was equal to $2.82 for each loan owned at June 21, 2013 for the three month period July 1, 2013 through September 30, 2013.  Prior to June, 21, 2013, the monthly relationship fee was $2.82 for each loan owned at the prior fiscal year end.

(6)
Effective October 1, 2014, we pay a $26.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In fiscal 2014 and 2013 the fee was $30.00 for each military loan purchased from CBD.

(7)	This allocation has a $1,877,636 annual maximum for fiscal year 2015 plus 7% per annum thereafter. $1,754,800 annual maximum for fiscal year 2014. $1,640,000 annual maximum for fiscal year 2013.

(8)	A one-time fee of $1,650,000 to implement a new consumer lending system that was paid over five monthly installments beginning on October 1, 2014.

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

Director Independence

On September 30, 2015, our Board consisted of the following three persons: Timothy L. Stanley, Laura V. Stack and Robert F. Hatcher.  As each of these individuals is an executive officer of PFSI or an executive officer of MCFC, our Board has determined that none of these individuals are independent, as the term is defined under the listing standards of the NASDAQ Global Select Market. Our only outstanding share of common stock is held by MCFC and neither our common stock nor investment notes are listed on any national exchange stock. Therefore, our Company is a “controlled company” and may rely on NASDAQ Rules 5605(b)(1) and 5615(c)(2) as an exemption to the requirement that a majority of the Board members be independent, pursuant to Item 407(a)(1)(ii) of Regulation S-K. None of the members of our Board sit on the board of directors of any public company.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Report of the Audit Committee

In fulfilling its oversight responsibilities, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, reviewed and discussed the audited consolidated financial statements for fiscal year 2015 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 61, as amended, (Communication with Audit Committees), as adopted by the Public Company Accounting Oversight Board.

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

Based on these reviews and discussions, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, has recommended that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended September 30, 2015 for filing with the U.S. Securities and Exchange Commission.

By the Audit Committee:

/s/ Laura V. Stack
Laura V. Stack

/s/ Timothy L. Stanley
Timothy L. Stanley

Audit Fees

Deloitte & Touche LLP, ("DT"), has been engaged to perform the audit of the financial statements for the fiscal year ended September 30, 2015 and 2014.  The aggregate fees DT billed for professional services rendered in fiscal years 2015 and 2014 were approximately $374,000 and $331,000 respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2015 and 2014 by DT, which are not reported under “Audit Fees” above, were approximately $22,000 and $28,000 respectively.  These fees were primarily for out-of-pocket expenses.

Tax Fees

The aggregate fees billed for tax services rendered in fiscal year 2015 and 2014 by DT were approximately $112,000 and $150,000, respectively.  These fees were primarily for preparation of federal and state tax returns.

All Other Fees

There were no other fees paid to DT for fiscal 2015 and 2014.

PART IV

ITEM 15.                                                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations, warranties and covenants by the parties and other factual information about us, CBD or MCFC or their respective businesses or operations. These representations, warranties covenants and other factual statements (i) have been made solely for the benefit of the other party or parties to such agreements; (ii) were made only as of the date of such agreements or such other date(s) as expressly set forth in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure; (iii) may have been subject to qualifications with respect to materiality, knowledge and other matters, which qualifications modify, qualify and create exceptions to the representations, warranties and covenants in the agreements; (iv) may be qualified by disclosures made to such other party or parties in connection with signing such agreements, which disclosures contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants in the agreements; (v) have been made to reflect the allocation of risk among the parties to such agreements rather than establishing matters as facts; and (vi) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations, warranties, covenants and statements of act should not be relied upon by investors as they may not describe our actual state of affairs as of September 30, 2015 or as of the date of filing this Annual Report on Form 10-K.

The following documents are filed as exhibits to this Annual Report:

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated December 28, 2009).
3.2	Certificate of Amendment of the Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated December 28, 2009).
3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Form 10-K filed with the SEC on November 30, 2010).
4.1
Second Amended and Restated Indenture dated as of December 29, 2009 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 31, 2009 (the “2009 Registration Statement”)).

4.2	Form of investment note certificate (incorporated by reference to Exhibit 4.2 of the 2009 Registration Statement).
4.3	Form of investment note certificate for private placement (filed herewith).
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

10.13
Amendment No. 11 to the Secured Senior Lending Agreement dated as of July 22, 2010 among the Company, certain of the Company’s subsidiaries, the listed lenders, UMB Bank, N.A., as Agent and First State Bank & Trust Co. of Larned (incorporated by reference to Exhibit 4.15 to Form S-1 filed with the SEC on January 18, 2011).

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

10.43
Amended and Restated Non-Recourse Loan Sale and Master Services Agreement dated as of June 12, 2009 among MidCountry Bank through its Pioneer Military Lending Division, Pioneer Funding, listed other affiliated entities of the Company and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated June 18, 2009).

10.44
Unlimited Continuing Guaranty, dated as of June 12, 2009, from MidCountry Financial Corp. in favor of UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated June 18, 2009).

10.45
Oracle Services Agreement and Amendment No. 1, dated May 18, 2011, between the Company and Oracle Financial Services Software, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on form 10-K filed with the SEC on December 20, 2012).

10.46
Expense Sharing Agreement, dated June 21, 2013, between the Company and MidCountry Financial Corp. and its subsidiaries (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on December 22, 2014).

10.48**
Agreement between the Company and Fidelity Information Services, LLC dated August 15, 2014 (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K/A filed with the SEC on June 29, 2015).

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

101
The following financial information from Pioneer Financial Services, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015, filed with the SEC on December 17, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the years ended 2015, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2015 and September 30, 2014, (iii) the Condensed Consolidated Statement of Cash Flows for years ended 2015, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements.

*Denotes an executive compensation plan or agreement.
**Confidential treatment has been granted with respect to certain portions of this Exhibit.

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

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	December 17, 2015
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Laura V. Stack	Chief Operating Officer, Chief Financial Officer,	December 17, 2015
Laura V. Stack	Treasurer, Asst. Secretary and
Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert F. Hatcher	Chairman	December 17, 2015
Robert F. Hatcher