Form 10-Q
period 2015-12-31
PIONEER FINANCIAL SERVICES INC
filed 2016-02-11
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 11, 2016
Common Stock, no par value	One Share
As of February 11, 2016, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
December 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of December 31, 2015 and September 30, 2015
(unaudited)

	December 31, 2015	September 30, 2015
	(dollars in thousands)

ASSETS

Cash and cash equivalents - non-restricted	$6,497	$7,026
Cash and cash equivalents - restricted	618	618
Gross finance receivables	289,790	279,986
Less:
Advanced finance receivable payments	(2,875)	—
Unearned fees	(10,700)	(10,507)
Allowance for credit losses	(28,400)	(28,957)
Net finance receivables	247,815	240,522

Furniture and equipment, net	2,947	2,777
Net deferred tax asset	14,221	14,951
Prepaid and other assets	3,807	9,105
Deferred acquisition costs	1,371	1,301

Total assets	$277,276	$276,300

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$154,444	$15,425
Accounts payable	295	620
Accrued expenses and other liabilities	3,690	3,954
Voluntary remediation payable	1,357	1,374
Amortizing term notes	—	138,428
Subordinated debt, net	40,625	41,108

Total liabilities	200,411	200,909

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	86,394	86,394
Additional paid in capital	9,022	9,022
Retained deficit	(18,551)	(20,025)

Total stockholder’s equity	76,865	75,391

Total liabilities and stockholder’s equity	$277,276	$276,300

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations and Other Comprehensive Income
For the three months ended December 31, 2015 and 2014
(unaudited)

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)

Interest income and fees	$21,064	$19,741

Interest expense	3,093	3,082

Net interest income before provision for credit losses	17,971	16,659
Provision for credit losses	6,356	7,283
Net interest income	11,615	9,376

Debt protection income, net
Debt protection revenue	432	425
Claims paid and change in reserves	(133)	(166)
Third party commissions	(46)	(46)
Total debt protection income, net	253	213

Other revenue	1	2

Total non-interest income, net	254	215

Non-interest expense
Management and record keeping services	7,473	5,823
Professional and regulatory fees	582	497
Other operating expenses	734	748
Total non-interest expense	8,789	7,068

Income before income taxes	3,080	2,523
Provision for income taxes	1,132	994
Net income and other comprehensive income	$1,948	$1,529

Net income per share, basic and diluted (1)	$1,948	$1,529

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the three months ended December 31, 2015 and 2014
(unaudited)

	Total	Common Stock	Additional Paid in Capital	Retained (Deficit) Earnings
	(dollars in thousands)

Balance, September 30, 2014	$63,150	$86,394	$—	$(23,244)

Capital contribution from parent	9,022	—	9,022	—
Net income and other comprehensive income	1,529	—	—	1,529

Balance, December 31, 2014	$73,701	$86,394	$9,022	$(21,715)

Balance, September 30, 2015	$75,391	$86,394	$9,022	$(20,025)

Net income and other comprehensive income	1,948	—	—	1,948
Dividends paid to parent (1)	$(474)	—	—	(474)

Balance, December 31, 2015	$76,865	$86,394	$9,022	$(18,551)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the three months ended December 31, 2015 and 2014
(unaudited)

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)

Cash flows from operating activities:
Net income	$1,948	$1,529
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	6,356	7,283
Depreciation and amortization	—	28
Deferred income taxes	730	2,755
Interest accrued on investment notes	592	698
Changes in:
Voluntary remediation payable	(17)	(7,860)
Accounts payable and accrued expenses	(589)	(1,911)
Deferred acquisition costs	(70)	115
Unearned premium reserves	183	(164)
Prepaid and other assets	5,298	2,745

Net cash provided by operating activities	14,431	5,218

Cash flows from investing activities:
Finance receivables purchased from affiliate	(51,602)	(44,570)
Finance receivables repaid	37,770	48,346
Capital expenditures	(170)	(933)
Investments matured	—	350

Net cash (used)/provided by investing activities	(14,002)	3,193

Cash flows from financing activities:
Net borrowings under lines of credit	139,019	2,500
Proceeds from borrowings	12,580	11,200
Repayment of borrowings	(152,083)	(26,542)
Capital contribution from parent	—	9,022
Dividends paid to parent	(474)	—

Net cash used in financing activities	(958)	(3,820)

Net (decrease)/increase in cash and equivalents	(529)	4,591

Cash and cash equivalents - non-restricted, Beginning of period	7,026	7,656

Cash and cash equivalents - non-restricted, End of period	$6,497	$12,247

Additional cash flow information:
Interest paid	$2,732	$2,721
Income taxes paid	851	661
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2015 and September 30, 2015 and for the three months ended December 31, 2015 and December 31, 2014
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

New Accounting Pronouncements

In the first quarter of fiscal 2016, the Company adopted Financial Accounting Standards Board ASU No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this guidance did not have a material impact on its financial position, results of operations or disclosures.

Use of Estimates

The preparation of the unaudited consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and in disclosures of contingent assets and liabilities. We use estimates and employ judgments in determining the amount of our allowance for credit losses, debt protection claims and policy reserves, deferred tax assets and liabilities and establishing the fair value of our financial instruments. While the unaudited consolidated financial statements and footnotes reflect the best estimates and judgments at the time, actual results could differ significantly from those estimates.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the first quarter of fiscal 2016, we purchased $91.2 million of military loans from CBD compared to $79.0 million during the first quarter of fiscal 2015. Approximately 39.5% of the amount of military loans we purchased in the first quarter of fiscal 2016 were refinancings of outstanding loans compared to 39.3% during the first quarter of fiscal 2015.

In the normal course of business, we receive some customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  On December 31, 2015, we collected $4.7 million in customer loan payments in advance of the payment due date of January 1, 2016. These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables of $2.9 million and the corresponding accrued interest receivable of $1.8 million.  Advanced finance receivable payments consist of principal amounts collected on December 31, 2015, but due on January 1, 2016. There were no Federal Government Allotment System payments received in advance of the payment due dates on September 30, 2015.

The following table represents finance receivables for the periods presented:

	December 31, 2015	September 30, 2015
	(dollars in thousands)

Finance Receivables:
Military loans	$289,241	$279,098
Retail installment contracts	549	888
Gross finance receivables	289,790	279,986

Less:
Advanced finance receivable payments	(2,875)	—
Gross finance receivables less advanced finance receivable payments	286,915	279,986

Less:
Net deferred loan fees and merchant discounts	(6,216)	(5,959)
Unearned debt protection fees	(3,440)	(3,257)
Debt protection claims and policy reserves	(1,044)	(1,291)
Total unearned fees	(10,700)	(10,507)

Finance receivables - net of unearned fees and advanced finance receivable payments	276,215	269,479

Allowance for credit losses	(28,400)	(28,957)

Net finance receivables	$247,815	$240,522

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	For the Three Months Ended December 31, 2015			For the Three Months Ended December 31, 2014
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$28,710	$247	$28,957	$30,537	$1,313	$31,850
Finance receivables charged-off	(7,873)	(68)	(7,941)	(8,586)	(381)	(8,967)
Recoveries	961	67	1,028	953	81	1,034
Provision	6,447	(91)	6,356	7,415	(132)	7,283
Balance, end of period	$28,245	$155	$28,400	$30,319	$881	$31,200

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) on either military loans or retail installment contracts has not been received and accrued interest is limited to no more than 92 days. Non-performing assets represent those finance receivables where the accrual of interest income has been suspended. As of December 31, 2015, we had $16.4 million in military assets and $0.2 million in retail installment contracts that were non-performing loans, compared to $15.2 million in military loans and $0.3 million in retail installment contracts as of September 30, 2015. As of December 31, 2015, we had $1.0 million in accrued interest for military loans and $2 thousand in accrued interest for retail installment contracts for assets that were classified as non-performing.  As of September 30, 2015, we had $0.9 million in accrued interest for military loans and $4 thousand in accrued interest for retail installment contracts for assets that were classified as non-performing.

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

	December 31, 2015	September 30, 2015
	(dollars in thousands)
Total finance receivables:
Gross balance	$289,790	$279,986
Performing	273,216	264,547
Non-performing	16,574	15,439
Non-performing loans as a percent of gross balance	5.72%	5.51%

Military loans:
Gross balance	$289,241	$279,098
Performing	272,863	263,920
Non-performing	16,378	15,178
Non-performing loans as a percent of gross balance	5.66%	5.44%

Retail installment contracts:
Gross balance	$549	$888
Performing	353	627
Non-performing	196	261
Non-performing loans as a percent of gross balance	35.70%	29.39%

As of December 31, 2015 and September 30, 2015, the past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	As of December 31, 2015
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$5,165	$11,849	$17,014	$272,227	$289,241
Retail installment contracts	28	65	93	456	549
Total	$5,193	$11,914	$17,107	$272,683	$289,790

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2015
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$5,804	$8,340	$14,144	$264,954	$279,098
Retail installment contracts	32	86	118	770	888
Total	$5,836	$8,426	$14,262	$265,724	$279,986

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

NOTE 3: RELATED PARTY TRANSACTIONS

We entered into the fifth amended and restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD in December 2015.  Under the LSMS Agreement, we buy certain military loans that CBD originates and receive management and record-keeping services from CBD. The following table represents the related party transactions associated with this agreement and other related party transactions for the periods presented.

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)

Loan purchasing:
Loans purchased from CBD	$51,602	$44,570

Management and record keeping services:
Monthly servicing to CBD (1)	$5,712	$3,927
Monthly special services fee to CBD (2)	1,379	1,574
Monthly base fee to CBD (3)	125	125
Monthly indirect cost allocations to MCFC (4)	257	197
Total management and record keeping services	$7,473	$5,823

Other transactions:
Fees paid to CBD in connection with loans purchased (5)	$515	$522
Tax payments to MCFC	851	661
Dividends paid to MCFC	(474)	—
Direct cost allocations to MCFC (6)	439	291
Capital contribution from MCFC	—	9,022
Other reimbursements to CBD (7)	—	990
Total other transactions	$1,331	$11,486

(1)
Effective October 1, 2015, the monthly servicing fee to CBD was 0.617% of the outstanding principal under the amended LSMS agreement. The monthly servicing fee to CBD was 0.496% of the outstanding principal for the fiscal year 2015.

(2)	In fiscal years 2016 and 2015 the monthly fees for special services under the LSMS Agreement are at a rate of 125% of the cost of such services.

(3)	In fiscal years 2016 and 2015 the annual base fee was $500,000 and payable monthly to CBD.

(4)	An annual maximum for the fiscal year 2015 was $765,750.

(5)
Effective October 1, 2015, we pay a $25.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In fiscal 2015 the fee was $26.00 for each military loan purchased from CBD.

(6)	An annual maximum for the fiscal year 2015 was $1,754,800.

(7)	A one-time fee of $1,650,000 to implement a new consumer lending system that was paid over five monthly installments beginning on October 1, 2014.

NOTE 4:  BORROWINGS

Revolving Credit Line - Banks

On December 23, 2015, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions referenced in the Credit Agreement (the "Lenders"), and The PrivateBank and Trust Company ("Agent") as administrative agent for the Lenders and as syndication agent. Under the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million. Borrowing availability under the revolving credit facility is limited to eligible receivables ("Borrowing Base") as defined in the Credit Agreement. As of December 31, 2015, the Company's Borrowing Base and available revolving credit line was $166.7 million. On December 23, 2015, the Company's outstanding borrowings and accrued interest under the Secured Senior Lending Agreement ("SSLA") were paid off and replaced with borrowings under the Credit Agreement for $162.4 million. Outstanding borrowings under the Credit Agreement at December 31, 2015 were $155.3 million bearing an interest rate of 6.75%. Credit Agreement debt issuance costs of $0.9 million were capitalized and netted with the outstanding borrowings under the revolving credit line on the balance sheet.

The Credit Agreement will terminate on December 21, 2018 or earlier, if certain events occur. The Credit Agreement gives the Company access to funding from the Lenders, who are committed severally, but not jointly, to making loans on a revolving basis from time to time, until such Lender’s commitment is terminated. Our assets secure the loans extended under the Credit Agreement for the benefit of the lenders ("Senior Debt"). Each revolving loan can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% ("Base Rate") or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). In January 2016, $140.0 million of Base Rate borrowings were converted to a 30 day LIBOR borrowing with an interest rate of 4.67%. In addition, we are paying our lenders a fifty basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility.

Under the Credit Agreement, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. In part, these covenants require us to: (1) maintain a minimum loss reserve amount, (2) maintain certain average cash collection percentages, (3) maintain a minimum fixed charge coverage ratio, (4) maintain leverage ratios below a maximum, and (5) limit the amount and type of additional debt we issue. There are also certain restrictions on the amount and timing of dividends we may pay.

The Credit Agreement replaced the SSLA that we entered into on June 12, 2009. We entered into the SSLA with the lenders listed on the SSLA and UMB Bank, N.A.  Our assets secured the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA.  The facility was an uncommitted credit facility that provided common terms and conditions pursuant to which the individual lenders that were a party to the SSLA could choose to make loans to us.

Under the SSLA the aggregate notional balance outstanding under amortizing notes was $138.4 million at September 30, 2015. There were 222 amortizing term notes outstanding at September 30, 2015, with a weighted-average interest rate of 5.68%. Interest on the amortizing notes was fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate could not be less than 5.25%.  All amortizing notes had terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes was payable monthly.  In addition, we are paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  In the first fiscal quarter of 2016 and 2015, uncommitted availability fees were $0.13 million and $0.09 million, respectively.

Under the SSLA, advances outstanding under the revolving credit line were zero at September 30, 2015.  Interest on borrowings under the revolving credit line was payable monthly and was based on prime or 4.00%, whichever is greater.  Interest on borrowings was 4.00% during the first quarter of fiscal 2016.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. The Company's senior borrowings are limited to $170.6 million, without prior approval from our primary federal regulator.

Subordinated Debt

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $37.0 million, which includes a $0.03 million purchase adjustment at December 31, 2015, and $41.1 million, which includes a $0.04 million purchase adjustment at September 30, 2015.  The purchase adjustments relate to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $51,129 and $52,714, with a weighted interest rate of 9.20% and 9.23% at December 31, 2015 and September 30, 2015, respectively.

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

Series A Subordinated Debt

At December 31, 2015 the Company had outstanding borrowings of $3.6 million in Series A subordinated debentures issued to certain investors in a private placement during the first quarter of fiscal 2016. The debentures have 1, 2 and 3 year maturities with corresponding interest rates of 5.5%, 6.5% and 7.5%, respectively. The average Series A subordinated debenture payable was $77,826 with a weighted average interest rate of 7.15% at December 31, 2015.

Subordinated Debt - Parent

Our Credit Agreement allows for a line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this line of credit is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of December 31, 2015 and September 30, 2015 the outstanding balance under this line of credit was zero.

Under the MOU, the Company's subordinated borrowings are limited to $44.0 million, without prior approval from our primary federal regulator.

Maturities

A summary of maturities for borrowings as of December 31, 2015, is as follows. The revolving line of credit maturities exclude debt issuance costs of $0.9 million. Subordinated debt maturities exclude the purchase adjustment of $0.03 million.

	Revolving Line of Credit - Banks	Subordinated Debt	Total
	(dollars in thousands)

2016	$—	$12,694	$12,694
2017	—	6,410	6,410
2018	155,298	814	156,112
2019	—	3,573	3,573
2020	—	4,866	4,866
2021 and beyond	—	12,240	12,240
Total	$155,298	$40,597	$195,895

NOTE 5:  VOLUNTARY REMEDIATION

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

On September 26, 2014, the Boards of Directors of MCB, Heights Finance Funding Co. and the Company approved self-remediation plans (the "Plans") and entered into an Affiliate Remediation Payment Agreement ("ARP Agreement"). In accordance with the Plans, remediation payments are made to certain customers impacted by the practices in question. The ARP Agreement requires, among other provisions, that all professional fees and other costs to be split on a proportionate basis between affiliates based on customer remediation payments under the Plans, effective September 1, 2014.

The OCC has indicated acceptance of the Plans and management will continue to implement the Plans as outlined below.

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

Under the Plans, the Company's proportionate share of liability for customer remediation is approximately $13.5 million. The Company has accrued an additional $1.0 million related to the estimated proportionate share of further legal, administrator, audit and data fees. As of December 31, 2015, the Company's remaining liability for remediation was $1.4 million. All planned customer mailings and payments, under the Plans, have been completed as of December 31, 2015. The Company expects the completion of Plans in the first half of fiscal 2016.

NOTE 6:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND INVESTMENTS

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

For the first three months of fiscal 2016 and the fiscal year ended September 30, 2015 there were no significant transfers in or out of Levels 1, 2 or 3.

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

Revolving Line of Credit - Banks — The fair value of revolving line of credit borrowings is estimated to approximate carrying value. Management believes the variable terms of the credit agreement approximate market terms. If the Company’s revolving line of credit borrowings were measured at fair value in the financial statements, these revolving line of credit borrowings would be categorized as Level 2 in the fair value hierarchy.

Subordinated Debt — The fair value of subordinated debt is estimated by discounting future cash flows using current rates at which similar subordinated debt would be offered to lenders for the same remaining maturities. If the Company’s subordinated debt were measured at fair value in the financial statements, the subordinated debt would be categorized as Level 2 in the fair value hierarchy.

The carrying amounts and estimated fair values of our financial instruments at December 31, 2015 and September 30, 2015 are as follows:

	December 31, 2015		September 30, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents - non-restricted	$6,497	$6,497	$7,026	$7,026
Cash and cash equivalents - restricted	618	618	618	618
Net finance receivables	247,815	250,017	240,522	243,126

Financial liabilities:
Amortizing term notes	$—	$—	$138,428	$139,079
Revolving credit line - banks, net	154,444	154,444	15,425	15,425
Subordinated debt, net	40,625	43,769	41,108	44,346

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in the quarterly report of Pioneer Financial Services, Inc. (“PFSI”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth herein in Item 1A of Part II in our Annual Report on Form 10-K for the period ended September 30, 2015. If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

PFSI, a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  PFSI, with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), purchases consumer loans made primarily to active-duty or career retired U.S. military personnel.  We intend to hold these consumer loans and retail installment contracts until repaid.

We purchase consumer loans from the Consumer Banking Division (“CBD”) of MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of our parent, MCFC.  CBD originates these consumer loans via the internet and through loan production offices.  Military customers use loan proceeds for personal financial needs or to purchase consumer goods and services.

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the first quarter of fiscal 2016, the average size of a loan when acquired was $4,425 and had an average term of 34 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

On December 23, 2015, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions referenced in the Credit Agreement (the "Lenders"), and The PrivateBank and Trust Company ("Agent") as administrative agent for the Lenders and as syndication agent. Under the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million. On December 23, 2015, the Company's outstanding borrowings and accrued interest under the Secured Senior Lending Agreement ("SSLA") were paid off and replaced with borrowings under the Credit Agreement for $162.4 million.

On January 4, 2016, our Chief Financial Officer, Laura V. Stack, tendered her resignation from the Company, effective January 14, 2016, to pursue other opportunities. On January 7, 2016, the Company's board of directors appointed Pamela D. Johnson, as Chief Financial Officer of the Company, effective as of January 14, 2016.

Critical Accounting Policies

In our 2015 Annual Report on Form 10-K, we identified the critical accounting policies which affect our significant estimates and assumptions used in preparing our unaudited consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained CBD as our primary supplier of loans.  We entered into the Loan Sale and Master Services Agreement ("LSMS Agreement") with CBD whereby we purchase loans originated by CBD and CBD services these loans on our behalf.  Under the LSMS Agreement, we have the exclusive right to purchase loans originated by CBD that meet the following guidelines:

•	All borrowers are primarily active-duty or career retired U.S. military personnel;

•	All potential borrowers must complete standardized credit applications online via the internet or through applications facilitated in loan production office locations or retail merchant locations;

•	All loans must meet additional purchase criteria that was developed from our past credit repayment experience and is periodically revalidated based on current portfolio performance.

To the extent CBD originates loans with these purchasing criteria; we have the exclusive right to purchase such loans.  Loans purchased from CBD are referred to as “military loans." For a description of the risks associated with these loans, see “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the Fiscal Year ended September 30, 2015.

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

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  In evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and job stability. On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average customer loan balance was $3,535 at December 31, 2015, repayable in equal monthly installments and with an average remaining term of 17 months.

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

As a customer service, we will purchase a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 39.5% of the amount of military loans we purchased in the first quarter of fiscal 2016 were refinancings of outstanding loans compared to 39.3% during the first quarter of fiscal 2015.

Military Loans Purchased from CBD.   We purchase military loans from CBD if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted CBD rights to use our lending system; however, we retained ownership of the lending system.  Using our proprietary lending criteria and scoring model and system, CBD originates these loans directly over the internet.  During the first quarter of fiscal 2015, CBD launched a new loan production office concept focused on technology and customer service. Loan production office personnel are available to assist customers with questions and to facilitate their loan application via the internet. Under the new loan production office concept, one new office was opened in the first quarter of fiscal 2016 and three offices were opened in fiscal 2015. Military loans typically had maximum terms of 48 months and had an average origination amount of $4,425 in the first three months of fiscal 2016.  In fiscal 2016 and 2015, we paid a $25.00 and $26.00 fee, respectively, for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In the first quarter of fiscal 2016, we paid CBD $0.5 million in fees in connection with CBD's origination of military loans compared to $0.5 million in the first quarter of fiscal 2015.

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

On December 23, 2015, the Company and the listed affiliated entities entered into the fifth amended and restated LSMS Agreement with MCB and the Agent. For fiscal year 2016, and thereafter, the Company pays fees for services under the LSMS Agreement that include: (1) a loan origination fee of $25.00 for each loan (not including retail installment contracts) originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.617% (7.40% annually) of the outstanding principal balance of loans serviced as of the last day of the month; (4) a monthly collections fee equal to 34% of amounts collected on charged-off accounts and; (5) a monthly fee equal to 125% of the actual cost for marketing and business development services.

On November 17, 2014, the Company and the listed affiliated entities entered into the fourth amended and restated LSMS Agreement with MCB and UMB Bank. Effective on October 1, 2014, the Company paid fees for services under the LSMS Agreement that included: (1) a loan origination fee of $26.00 for each loan (not including retail installment contracts) originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.496% (5.95% annually) of the outstanding principal balance of loans serviced as of the last day of the prior month end; (4) a monthly special services fee at a rate of 125% of the cost for such services rendered in specific areas not included in the LSMS Agreement; and (5) a one-time implementation fee of $1.65 million to MCB for the costs to implement a new consumer lending system and its related system and infrastructure. The implementation fee was paid over five monthly installments, beginning October 1, 2014.

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

A formal agreement (the “Expense Sharing Agreement”) between MCFC and its consolidated subsidiaries is in place to govern the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, there are three types of expenses (1) direct expenses (those that can be specifically identified to a party, yet are paid centrally, usually by MCFC); (2) direct cost allocations (costs incurred for the benefit of MCFC and or its subsidiaries that are not direct expenses); and (3) indirect cost allocations (those expenses incurred for the benefit of all parties and not specifically identifiable with an allocation methodology). The direct cost allocations are considered reimbursements and are based upon estimated usage of services using reliable cost indicators. The costs for MCFC services are periodically evaluated to ensure the costs are at a reasonable market rate and consistent with what an external third party may charge. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, executive compensation and renumeration, strategic planning, loan review services, risk management services, regulatory compliance support, tax department services, legal services and information technology services. The other parties to the Expense Sharing Agreement may provide office space rentals, technology support and servicing of loans and leases.

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

The liability we establish for estimated losses related to our debt protection operations and the corresponding charges to our income to maintain this amount are actuarially evaluated annually and we consider this amount adequate.  If our debt protection customers die, are injured, divorced, unexpectedly discharged or have not received their pay, we will have payment obligations.

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts historically purchased from our network of retail merchants.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	December 31, 2015	September 30, 2015

Finance receivables:
Total finance receivables balance	$289,789,815	$279,986,099
Average note balance	$3,535	$3,383
Total number of notes	81,978	82,765

Military loans:
Total military receivables	$289,241,205	$279,097,805
Percent of total finance receivables	99.81%	99.68%
Average note balance	$3,550	$3,406
Number of notes	81,468	81,941

Retail installment contracts:
Total retail installment contract receivables	$548,610	$888,294
Percent of total finance receivables	0.19%	0.32%
Average note balance	$1,076	$1,078
Number of notes	510	824

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds.  Some states and federal statutes regulate the interest rates that may be charged to our customers.  In addition, competitive market conditions also impact the interest rates.

Our interest expense is sensitive to general market interest rate fluctuations.  These general market fluctuations directly impact our cost of funds.  CBD voluntarily capped the interest rate at 36% on the loans it originates to active-duty service members. Our inability to increase the annual percentage rate earned on new and existing finance receivables restricts our ability to react to increases in cost of funds.  Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability.

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)

Total finance receivables balance	$289,790	$261,559
Average total finance receivables (1)	285,706	261,335
Average interest bearing liabilities (1)	192,741	173,098
Total interest income and fees	21,064	19,741
Total interest expense	3,093	3,082

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Total Finance Receivables.  Our aggregate finance receivables increased 10.8% or $28.2 million, to $289.8 million on December 31, 2015 from $261.6 million on December 31, 2014 due to an increase in our loan purchases during the first quarter of fiscal 2016 versus 2015. Our supplier of loans, CBD, saw a 15.5% or $12.2 million increase in military loan originations during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.  The increase in loan originations was due primarily to pricing and underwriting changes made in April 2015. In April 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model with certain credit overlays. The four new loan production offices that opened in fiscal 2015 and 2016 also contributed to the increase in loan originations. See further discussion in the sections titled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 98.8% of our total revenue for the first quarter of fiscal 2016 and 98.9% for the first quarter of fiscal 2015. Interest income and fees increased to $21.1 million in the first quarter of fiscal 2016 from $19.7 million for the first quarter of fiscal 2015, an increase of $1.4 million or 7.1%.  The increase was due primarily to an increase in aggregate average finance receivables of 9.3%.

Interest Expense.  Interest expense in the first quarter of fiscal 2016 was $3.1 million and even with the $3.1 million for the first quarter of fiscal 2015.  Average interest bearing liabilities increased 11.3% to $192.7 million in the first quarter of fiscal 2016 compared to $173.1 million in the first quarter of fiscal 2015. The increase in average interest bearing liabilities was offset by a decline in the weighted average interest rate of our amortizing term notes to 5.64% at December 31, 2015 compared to 6.03% at December 31, 2014.

Provision for Credit Losses.  The provision for credit losses in the first quarter of fiscal 2016 decreased to $6.4 million from $7.3 million in the first quarter of fiscal 2015, a decrease of $0.9 million or 12.3%.  Net charge-offs decreased to $6.9 million in the first quarter of fiscal 2016 from $7.9 million in the first quarter of fiscal 2015, a decrease of $1.0 million or 12.7%.  The net charge-off ratio decreased to 9.7% for the first quarter of fiscal 2016 compared to 12.1% for the first quarter of fiscal 2015. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, net.  Debt protection income, net consists of debt protection revenue, claims paid and change in benefit reserves and third-party commission expenses.  Debt protection revenue was $0.4 million in the first quarter of fiscal 2016 and even with the $0.4 million in the first quarter of fiscal 2015. Claims paid and changes in reserves were $0.1 million in the first quarter of fiscal 2016 compared to $0.2 million in fiscal 2015.

Non-Interest Expense.  Non-interest expense in the first quarter of fiscal 2016 was $8.8 million compared to $7.1 million for the first quarter of fiscal 2015, an increase of $1.7 million or 23.9%.  Non-interest expenses increased during the first quarter of fiscal 2016 due to an increase in the monthly servicing fee rate and the 10.8% increase in aggregate finance receivables in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

Provision for Income Taxes.  The Company’s effective tax rate was 36.8% in the first quarter of fiscal 2016 compared to 39.4% in the first quarter of fiscal 2015, or a decrease of 2.6%.  The decrease is primarily driven by the changes in state tax rates from returns filed and settlement of state audits in fiscal year 2016.

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

	December 31, 2015	September 30, 2015	December 31, 2014
	(dollars in thousands)

Total finance receivables	$289,790	$279,986	$261,559
Total finance receivables balances 60 days or more past due	17,107	14,262	13,433
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	5.90%	5.09%	5.14%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivable portfolio. We utilize a statistical model based on potential credit risk trends incorporating historical factors to estimate losses.  These results and management’s judgment are used to estimate inherent losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of a loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.  For a description of the risks associated with these loans, see “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the Fiscal Year ended September 30, 2015.

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

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)

Military loans:
Military loans charged-off	$7,873	$8,586
Less recoveries	961	953
Net charge-offs	$6,912	$7,633
Average military receivables (1)	$285,052	$257,608
Percentage of net charge-offs to average military receivables (annualized)	9.70%	11.85%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

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

The following table presents net charge-offs on retail installment contracts and net charge-offs as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)

Retail installment contracts:
Contracts charged-off	$68	$381
Less recoveries	67	81
Net charge-offs	$1	$300
Average retail installment contract receivables (1)	$654	$3,727
Percentage of net charge-offs to average retail installment contract receivables (annualized)	0.61%	32.20%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Former Military.  As of December 31, 2015, we had approximately $5.9 million of loans past due 60 days, on a recency basis, or 2.0% of our total portfolio, from customers who had advised us of their separation from the military. We had approximately $4.6 million of loans past due 60 days, on a recency basis, or 1.6% of our loan portfolio, and $5.1 million, of loans past due 60 days, on a recency basis, or 1.9% of our loan portfolio, as of September 30, 2015 and December 31, 2014, respectively, from customers who had advised us of their separation from the military.  Net charge-offs, from customers who had advised us of their separation from the military, were $3.1 million and represented 44.3% of net charge-offs in the first quarter of fiscal 2016 compared to $3.7 million and 46.7% in the first quarter of fiscal 2015.  See our Annual Report “Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)

Balance, beginning of period	$28,957	$31,850
Finance receivables charged-off	7,941	8,967
Less recoveries	1,028	1,034
Net charge-offs	6,913	7,933
Provision for credit losses	6,356	7,283
Balance, end of period	$28,400	$31,200

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

The following table sets forth certain information about our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)

Average total finance receivables (1)	$285,706	$261,335
Provision for credit losses	6,356	7,283
Net charge-offs	6,913	7,933
Net charge-offs as a percentage of average total finance receivables (annualized)	9.68%	12.14%
Allowance for credit losses	$28,400	$31,200
Allowance as a percentage of average total finance receivables	9.94%	11.94%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD to increase its originations for our future growth.  In connection with purchasing the loans, we pay CBD a fee in the amount of $25.00 for each military loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  Loans purchased (including refinancings) during the first three months of fiscal 2016 increased to $91.2 million from $79.0 million in the first three months of fiscal 2015. The increase in loans purchased and average loan amounts was due primarily to pricing and underwriting changes made in April 2015. On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. We modified our purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model with certain credit overlays. CBD also launched a new loan production office concept in the first quarter of fiscal 2015, which is focused on technology and customer service. Four new loan production offices that opened in fiscal 2015 and during the first quarter of fiscal 2016 also contributed to the increase in loan originations.

The following table sets forth our overall purchases of military loans, including those refinanced, as of the end of the periods presented:

	Three Months Ended December 31,
	2015	2014

Total military loans acquired:
Gross balance	$91,211,635	$78,990,946
Number of finance receivable notes	20,612	20,058
Average note amount	$4,425	$3,938

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  An increasing portfolio balance generally leads to cash being used in investing activities. A decreasing portfolio balance generally leads to cash provided by investing activities.  Cash used in investing activities in the first three months of fiscal 2016 was approximately $14.0 million and cash used in financing activities was $1.0 million, which was funded from $14.4 million in operating activities.  Cash provided by investing activities in the first there months of fiscal 2015 was approximately $3.2 million and cash used in financing activities was $3.8 million, which was funded by operating activities of $5.2 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our credit facility agreements.

 We keep our Credit Agreement and former SSLA lenders informed of any material developments with the Company and MCB's regulators. Our Credit Agreement and former SSLA lenders have been informed that MCB reviewed and responded to letters from the OCC regarding certain former business practices of the CBD that the OCC believes may have violated Section 5 of the Federal Trade Commission Act. MCB responded to the OCC that it does not believe the business practices rose to the level of a violation of law. On September 26, 2014, our Board adopted and approved a voluntary Remediation Action Plan (the "Plan") developed in cooperation with MCB to address certain issues identified by the OCC with respect to certain loans and related products that were originated by MCB and later sold to us or our subsidiaries.  The OCC has indicated acceptance of the Plan and management expects the completion of the Plan in the first half of fiscal 2016.

Senior Indebtedness - Bank Debt.

On December 23, 2015, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions referenced in the Credit Agreement (the "Lenders"), and The PrivateBank and Trust Company ("Agent") as administrative agent for the Lenders and as syndication agent. Under the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million. Borrowing availability under the revolving credit facility is limited to eligible receivables ("Borrowing Base") as defined in the Credit Agreement. As of December 31, 2015, the Company's Borrowing Base and available revolving credit line was $166.7 million. On December 23, 2015, the Company's outstanding borrowings and accrued interest under the Secured Senior Lending Agreement ("SSLA") were paid off and replaced with borrowings under the Credit Agreement for $162.4 million. Outstanding borrowings under the Credit Agreement at December 31, 2015 were $155.3 million bearing an interest rate of 6.75%. Credit Agreement debt issuance costs of $0.9 million were capitalized and netted with the outstanding borrowings under the revolving credit line on the balance sheet.

The Credit Agreement will terminate on December 21, 2018 or earlier, if certain events occur. The Credit Agreement gives the Company access to funding from the Lenders, who are committed severally, but not jointly, to making loans on a revolving basis from time to time, until such Lender’s commitment is terminated. Our assets secure the loans extended under the Credit Agreement for the benefit of the lenders ("Senior Debt"). Each revolving loan can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% ("Base Rate") or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). In January 2016, $140.0 million of Base Rate borrowings were converted to a 30 day LIBOR borrowing with an interest rate of 4.67%. In addition, we are paying our lenders a fifty basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility.

Under the Credit Agreement, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. In part, these covenants require us to: (1) maintain a minimum loss reserve amount, (2) maintain certain average cash collection percentages, (3) maintain a minimum fixed charge coverage ratio, (4) maintain leverage ratios below a maximum, and (5) limit the amount and type of additional debt we issue. There are also certain restrictions on the amount and timing of dividends we may pay.

As of December 31, 2015, our credit facility had a 93.3% utilization, which may restrict future growth in our loan receivable portfolio. As of December 31, 2015, we could request up to $11.4 million in additional funds and remain in compliance with the terms of the Credit Agreement. If we cannot secure new borrowings our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. The Company's senior borrowings are limited to $170.6 million, without prior approval from our primary federal regulator.

Total borrowings and availability under the Credit Agreement, as of December 31, 2015, and the SSLA, as of September 30, 2015, consisted of the following amounts for the end of the periods presented:

	December 31, 2015	September 30, 2015
	(dollars in thousands)

Revolving credit line:
Total facility	$170,000	$20,750
Gross balance at end of period	155,298	15,425
Maximum available credit (1)	14,702	5,325

Term notes: (2)
Voting banks	$—	$142,442
Non-voting banks	—	280
Total facility	$—	$142,722
Balance at end of period	—	138,428
Maximum available credit (1)	—	4,294

Total revolving and term notes: (2)
Voting banks	$—	$163,192
Non-voting banks	—	280
Total facility	$—	$163,472
Gross balance, end of period	155,298	153,853
Maximum available credit (1)	14,702	9,619
Credit facility available (3)	11,447	36,239
Percent utilization of voting banks	—%	94.1%
Percent utilization of the total facility	93.3%	94.1%

(1)
Under the SSLA and as of September 30, 2015, maximum available credit assumes proceeds in excess of the amounts shown below under “Credit facility available” are used to increase qualifying finance receivables and all terms of the SSLA are met, including maintaining a senior indebtedness to consolidated net receivable ratio of not more than 70.0%.

(2)	Under the SSLA and as of September 30, 2015, includes 48-month amortizing term notes.

(3)
Under the Credit Agreement and as of December 31, 2015, credit facility available is limited by the borrowing base. Under the SSLA and as of September 30, 2015, credit facility available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net notes receivable ratio of 70.0%.

Subordinated Debt.

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $37.0 million, which includes a $0.03 million purchase adjustment at December 31, 2015, and $41.1 million, which includes a $0.04 million purchase adjustment at September 30, 2015.  The purchase adjustments relate to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $51,129 and $52,714, with a weighted interest rate of 9.20% and 9.23% at December 31, 2015 and September 30, 2015, respectively.

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

Series A Subordinated Debt

At December 31, 2015 the Company had outstanding borrowings of $3.6 million in Series A subordinated debentures issued to certain investors in a private placement during the first quarter of fiscal 2016. The debentures have 1, 2 and 3 year maturities with corresponding interest rates of 5.5%, 6.5% and 7.5%, respectively. The average Series A subordinated debenture payable was $77,826 with a weighted average interest rate of 7.15% at December 31, 2015.

Subordinated Debt - Parent

Our Credit Agreement allows for a line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this line of credit is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of December 31, 2015 and September 30, 2015 the outstanding balance under this line of credit was zero.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended December 31, 2015, does not differ materially from that discussed under Item 7A of the registrant’s 2015 Annual Report on Form 10-K. As of December 31, 2015, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates.  Under the Credit Agreement, each revolving loan has variable interest rate components that can fluctuate with market interest rates. Each revolving loan can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25%. The prime rate as of December 31, 2015 was 3.25%.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In our 2015 Annual Report on Form 10-K we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  There have been no material changes from the risk factors disclosed in our 2015 Annual Report on Form 10-K.

ITEM 6.  Exhibits

Exhibit No.	Description

4.1
Credit Agreement, dated as of December 23, 2015, among Pioneer Financial Services, Inc., Pioneer Funding, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., Pioneer Military Insurance Company, the various financial institutions party thereto, and The PrivateBank and Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated December 30, 2015).

10.1
Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated as of December 23, 2015, by and among MidCountry Bank, FSB, Pioneer Financial Services, Inc., Pioneer Funding, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., Pioneer Military Insurance Company, and The PrivateBank and Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated December 30, 2015).

10.2+	Master Agreement, dated November 20, 2015, between the Company and Fiserv Solutions, LLC.
10.3+	Master Agreement, dated November 20, 2015, between the Company and Teledata Communications, Inc.
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 11, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three months ended December 31, 2015 (ii) the Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and December 31, 2014 and (iv) Notes to Consolidated Financial Statements.

+
Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	February 11, 2016
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	February 11, 2016
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
Credit Agreement, dated as of December 23, 2015, among Pioneer Financial Services, Inc., Pioneer Funding, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., Pioneer Military Insurance Company, the various financial institutions party thereto, and The PrivateBank and Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated December 30, 2015).

10.1
Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated as of December 23, 2015, by and among MidCountry Bank, FSB, Pioneer Financial Services, Inc., Pioneer Funding, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., Pioneer Military Insurance Company, and The PrivateBank and Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated December 30, 2015).

10.2+	Master Agreement, dated November 20, 2015, between the Company and Fiserv Solutions, LLC.
10.3+	Master Agreement, dated November 20, 2015, between the Company and Teledata Communications, Inc.
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on February 11, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three months ended December 31, 2015 (ii) the Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and December 31, 2014 and (iv) Notes to Consolidated Financial Statements.

+
Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment.