Form 10-Q
period 2016-03-31
PIONEER FINANCIAL SERVICES INC
filed 2016-05-12
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2016
Common Stock, no par value	One Share
As of May 12, 2016, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
March 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of March 31, 2016 and September 30, 2015
(unaudited)

	March 31, 2016	September 30, 2015
	(dollars in thousands)

ASSETS

Cash and cash equivalents - non-restricted	$5,153	$7,026
Cash - restricted	616	618
Gross finance receivables	271,339	279,986
Less:
Unearned fees	(9,633)	(10,507)
Allowance for credit losses	(28,775)	(28,957)
Net finance receivables	232,931	240,522

Furniture and equipment, net	2,977	2,777
Net deferred tax asset	14,227	14,951
Prepaid and other assets	9,141	9,105
Deferred acquisition costs	1,310	1,301

Total assets	$266,355	$276,300

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$144,026	$15,425
Accounts payable	226	620
Accrued expenses and other liabilities	4,750	3,954
Voluntary remediation payable	1,303	1,374
Amortizing term notes	—	138,428
Subordinated debt, net	39,147	41,108

Total liabilities	189,452	200,909

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	86,394	86,394
Additional paid in capital	9,022	9,022
Retained deficit	(18,513)	(20,025)

Total stockholder’s equity	76,903	75,391

Total liabilities and stockholder’s equity	$266,355	$276,300

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations and Other Comprehensive Income
For the three and six months ended March 31, 2016 and 2015
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)

Interest income and fees	$20,129	$18,163	$41,193	$37,904

Interest expense	2,969	2,731	6,062	5,813

Net interest income before provision for credit losses	17,160	15,432	35,131	32,091
Provision for credit losses	9,167	6,220	15,523	13,503
Net interest income	7,993	9,212	19,608	18,588

Debt protection income, net
Debt protection revenue	417	400	849	825
Claims paid and change in reserves	(176)	(185)	(309)	(351)
Third party commissions	(45)	(46)	(91)	(92)
Total debt protection income, net	196	169	449	382

Other revenue	1	1	2	3

Total non-interest income, net	197	170	451	385

Non-interest expense
Management and record keeping services	7,075	5,592	14,548	11,415
Professional and regulatory fees	533	694	1,115	1,191
Other operating expenses	501	672	1,235	1,420
Total non-interest expense	8,109	6,958	16,898	14,026

Income before income taxes	81	2,424	3,161	4,947
Provision for income taxes	43	929	1,175	1,923
Net income and other comprehensive income	$38	$1,495	$1,986	$3,024

Net income per share, basic and diluted (1)	$38	$1,495	$1,986	$3,024

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the six months ended March 31, 2016 and 2015
(unaudited)

	Total	Common Stock	Additional Paid in Capital	Retained (Deficit) Earnings
	(dollars in thousands)

Balance, September 30, 2014	$63,150	$86,394	$—	$(23,244)

Capital contribution from parent	9,022	—	9,022	—
Net income and other comprehensive income	3,024	—	—	3,024
Dividends paid to parent (1)	(1,117)	—	—	(1,117)

Balance, March 31, 2015	$74,079	$86,394	$9,022	$(21,337)

Balance, September 30, 2015	$75,391	$86,394	$9,022	$(20,025)

Net income and other comprehensive income	1,986	—	—	1,986
Dividends paid to parent (1)	$(474)	—	—	(474)

Balance, March 31, 2016	$76,903	$86,394	$9,022	$(18,513)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the six months ended March 31, 2016 and 2015
(unaudited)

	Six Months Ended March 31,
	2016	2015
	(dollars in thousands)

Cash flows from operating activities:
Net income	1,986	3,024
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for credit losses on finance receivables	15,523	13,503
Depreciation and amortization	—	54
Deferred income taxes	724	5,104
Interest accrued on investment notes	1,049	1,269
Changes in:
Voluntary remediation payable	(71)	(12,916)
Accounts payable and accrued expenses	402	(2,104)
Deferred acquisition costs	(9)	198
Unearned premium reserves	(57)	(436)
Prepaid and other assets	(36)	(2,662)

Net cash provided by operating activities	19,511	5,034

Cash flows from investing activities:
Finance receivables purchased from affiliate	(77,588)	(72,218)
Finance receivables repaid	69,713	91,272
Capital expenditures	(200)	(1,630)
Change in restricted cash	2	1
Investments matured	—	350

Net cash (used)/provided by investing activities	(8,073)	17,775

Cash flows from financing activities:
Borrowings under lines of credit	221,094	30,730
Repayments under lines of credit	(92,493)	(29,960)
Proceeds from borrowings	14,040	11,201
Repayments of borrowings	(155,478)	(45,212)
Capital contribution from parent	—	9,022
Dividends paid to parent	(474)	(1,117)

Net cash used in financing activities	(13,311)	(25,336)

Net decrease in cash and equivalents	(1,873)	(2,527)

Cash and cash equivalents - non-restricted, Beginning of period	7,026	7,656

Cash and cash equivalents - non-restricted, End of period	$5,153	$5,129

Additional cash flow information:
Interest paid	$5,345	$4,786
Income taxes paid/(refunded)	1,542	(111)
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2016 and September 30, 2015 and for the three and six months ended March 31, 2016 and March 31, 2015
(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated.  As of March 31, 2016 and March 31, 2015, there were no other comprehensive income components. We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K. In the opinion of the management of the Company, these financial statements reflect all normal and recurring adjustments necessary to present fairly these consolidated financial statements in accordance with GAAP.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842). This guidance supersedes Topic 840, Leases, and requires an entity that enters into a lease, with some specified scope exemptions, to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to use a modified retrospective transition method for existing leases. Accordingly, they would apply the new accounting model for the earliest year presented in the financial statements. The standard is effective for public entities for fiscal years and interim periods beginning December 15, 2018. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations or disclosures.

In the first quarter of fiscal 2016, the Company adopted Financial Accounting Standards Board ASU No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this guidance did not have a material impact on our financial position, results of operations or disclosures.

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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are comprised of military loans and retail installment contracts.  During the second quarter of fiscal 2016, we purchased $42.4 million of military loans from CBD compared to $44.6 million during the second quarter of fiscal 2015. Approximately 35.1% of the amount of military loans we purchased in the second quarter of fiscal 2016 were refinancings of outstanding loans compared to 33.7% during the second quarter of fiscal 2015.

The following table represents finance receivables for the periods presented:

	March 31, 2016	September 30, 2015
	(dollars in thousands)

Finance Receivables:
Military loans	$271,015	$279,098
Retail installment contracts	324	888
Gross finance receivables	271,339	279,986

Less:
Net deferred loan fees and merchant discounts	(5,578)	(5,959)
Unearned debt protection fees	(3,200)	(3,257)
Debt protection claims and policy reserves	(855)	(1,291)
Total unearned fees	(9,633)	(10,507)

Finance receivables - net of unearned fees and advanced finance receivable payments	261,706	269,479

Allowance for credit losses	(28,775)	(28,957)

Net finance receivables	$232,931	$240,522

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$28,245	$155	$28,400	$30,319	$881	$31,200
Finance receivables charged-off	(10,074)	(63)	(10,137)	(8,363)	(279)	(8,642)
Recoveries	1,243	102	1,345	1,411	158	1,569
Provision	9,268	(101)	9,167	6,342	(122)	6,220
Balance, end of period	$28,682	$93	$28,775	$29,709	$638	$30,347

	For the Six Months Ended March 31, 2016			For the Six Months Ended March 31, 2015
	Military Loans	Retail Contracts	Total	Military Loans	Retail Contracts	Total
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$28,710	$247	$28,957	$30,537	$1,313	$31,850
Finance receivables charged-off	(17,947)	(131)	(18,078)	(16,949)	(660)	(17,609)
Recoveries	2,204	169	2,373	2,364	239	2,603
Provision	15,715	(192)	15,523	13,757	(254)	13,503
Balance, end of period	$28,682	$93	$28,775	$29,709	$638	$30,347

Finance receivables	$271,015	$324	$271,339	$231,250	$2,165	$233,415
Allowance for credit losses	(28,682)	(93)	(28,775)	(29,709)	(638)	(30,347)
Balance net of allowance	$242,333	$231	$242,564	$201,541	$1,527	$203,068

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) on either military loans or retail installment contracts has not been received and accrued interest is limited to no more than 92 days. The Company has experience with borrowers missing payments during times of financial hardship. The Company’s experience indicates, however, that missed payments do not render loans uncollectible. Non-accrual status, therefore, does not equate to a determination that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing assets represent those finance receivables where the accrual of interest income has been suspended. As of March 31, 2016, we had $15.9 million in military assets and $0.1 million in retail installment contracts that were non-performing loans, compared to $15.2 million in military loans and $0.3 million in retail installment contracts as of September 30, 2015. As of March 31, 2016, we had $1.0 million in accrued interest for military loans and $2 thousand in accrued interest for retail installment contracts for assets that were classified as non-performing.  As of September 30, 2015, we had $0.9 million in accrued interest for military loans and $4 thousand in accrued interest for retail installment contracts for assets that were classified as non-performing.

We consider a loan impaired when a full payment has not been received for the preceding six calendar months and is also 30 days contractually past due. Impaired loans are removed from our finance receivable portfolio, including any accrued interest, and charged against income. We do not restructure troubled debt as a form of curing delinquencies.

A large number of our customers are unable to obtain financing from traditional sources due to factors such as employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.  We manage credit risk by closely monitoring the performance of the portfolio and through our purchasing criteria. The following reflects the credit quality of the Company’s finance receivables portfolio:

	March 31, 2016	September 30, 2015
	(dollars in thousands)
Total finance receivables:
Gross balance	$271,339	$279,986
Performing	255,324	264,547
Non-performing	16,015	15,439
Non-performing loans as a percent of gross balance	5.90%	5.51%

Military loans:
Gross balance	$271,015	$279,098
Performing	255,133	263,920
Non-performing	15,882	15,178
Non-performing loans as a percent of gross balance	5.86%	5.44%

Retail installment contracts:
Gross balance	$324	$888
Performing	191	627
Non-performing	133	261
Non-performing loans as a percent of gross balance	41.05%	29.39%

As of March 31, 2016 and September 30, 2015, the past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	As of March 31, 2016
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$2,896	$10,925	$13,821	$257,194	$271,015
Retail installment contracts	7	53	60	264	324
Total	$2,903	$10,978	$13,881	$257,458	$271,339

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2015
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables:
Military loans	$5,804	$8,340	$14,144	$264,954	$279,098
Retail installment contracts	32	86	118	770	888
Total	$5,836	$8,426	$14,262	$265,724	$279,986

Additionally, we have adopted purchasing criteria, which was developed from our past customer credit repayment experience and is periodically evaluated based on current portfolio performance.  These criteria require the following:

•	All borrowers are primarily active duty, career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential borrowers must complete standardized credit applications online via the internet; and

•	All loans must meet additional purchase criteria that was developed from our past credit repayment experience and is periodically revalidated based on current portfolio performance.

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

NOTE 3: RELATED PARTY TRANSACTIONS

We entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD on December 23, 2015.  Under the LSMS Agreement, we buy certain military loans that CBD originates and receive management and record-keeping services from CBD. The following table represents the related party transactions associated with the LSMS Agreement and other related party transactions for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)

Loan purchasing:
Loans purchased from CBD	$25,986	$27,648	$77,588	$72,218

Management and record keeping services:
Monthly servicing to CBD (1)	$5,724	$3,697	$11,436	$7,624
Monthly special services fee to CBD (2)	1,000	1,594	2,379	3,168
Monthly base fee to CBD (3)	125	125	250	250
Monthly indirect cost allocations to MCFC (4)	226	176	483	373
Total management and record keeping services	$7,075	$5,592	$14,548	$11,415

Other transactions:
Fees paid to CBD in connection with loans purchased (5)	$242	$301	$757	$823
Tax payments/(refunds) to/(from) MCFC	691	(772)	1,542	(111)
Dividends paid to MCFC	—	1,117	474	1,117
Direct cost allocations to MCFC (6)	326	195	765	486
Capital contribution from MCFC	—	—	—	(9,022)
Other reimbursements to CBD (7)	—	660	—	1,650
Total other transactions	$1,259	$1,501	$3,538	$(5,057)

(1)
Effective October 1, 2015, the monthly servicing fee to CBD was 0.617% of the outstanding principal under the LSMS Agreement. The monthly servicing fee to CBD was 0.496% of the outstanding principal for the fiscal year 2015.

(2)	In fiscal years 2016 and 2015, the monthly fees for special services under the LSMS Agreement are at a rate of 125% of the cost of such services.

(3)	In fiscal years 2016 and 2015, the annual base fee was $500,000 and payable monthly to CBD.

(4)	An annual maximum for the fiscal year 2015 was $765,750.

(5)
Effective October 1, 2015, we pay a $25.00 fee for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In fiscal 2015, the fee was $26.00 for each military loan purchased from CBD.

(6)	An annual maximum for the fiscal year 2015 was $1,754,800.

(7)	A one-time fee of $1,650,000 to implement a new consumer lending system that was paid over five monthly installments beginning on October 1, 2014.

NOTE 4:  BORROWINGS

Revolving Credit Line - Banks

On December 23, 2015, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions referenced in the Credit Agreement (the "Lenders"), and The PrivateBank and Trust Company ("Agent") as administrative agent for the Lenders and as syndication agent. Under the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million. Borrowing availability under the revolving credit facility is limited to eligible receivables ("Borrowing Base") as defined in the Credit Agreement. As of March 31, 2016, the Company's Borrowing Base and available revolving credit line was $152.2 million. On December 23, 2015, the Company's outstanding borrowings and accrued interest under the Secured Senior Lending Agreement ("SSLA") were paid off and replaced with borrowings under the Credit Agreement for $162.4 million. Outstanding borrowings under the Credit Agreement at March 31, 2016 were $145.0 million bearing a weighted average interest rate of 4.76%. Credit Agreement debt issuance costs of $1.0 million were capitalized and netted with the outstanding borrowings under the revolving credit line on the balance sheet.

The Credit Agreement will terminate on December 21, 2018 or earlier, if certain events occur. The Credit Agreement gives the Company access to funding from the Lenders, who are committed severally, but not jointly, to making loans on a revolving basis from time to time, until such Lender’s commitment is terminated. Our assets secure the loans extended under the Credit Agreement for the benefit of the lenders ("Senior Debt"). Each revolving loan can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% ("Base Rate") or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of March 31, 2016, $140.0 million of LIBOR borrowings were outstanding with an interest rate of 4.69%. As of March 31, 2016, $5.0 million of Base Rate borrowings were outstanding with an interest rate of 6.75%. In addition, we are paying our lenders a fifty basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In the second fiscal quarter of fiscal 2016 non-use fees were $0.02 million. As of March 31, 2016, the company had an interest rate cap agreement outstanding which covers a notional amount of $50.0 million of the LIBOR borrowings providing a maximum fixed rate of 2.5% compared to the 1-month LIBOR interest rate and expires on December 21, 2018.

Under the Credit Agreement, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. These covenants and other terms, which if not complied with could result in a default under the Credit Agreement, which if not waived by our lenders, could result in the acceleration of the indebtedness evidenced by the Credit Agreement. In part, these covenants require us to: (1) maintain a minimum loss reserve amount, (2) maintain certain average cash collection percentages, (3) maintain a minimum fixed charge coverage ratio, (4) maintain leverage ratios below a maximum, and (5) limit the amount and type of additional debt we issue. There are also certain restrictions on the amount and timing of dividends we may pay. In the second and third quarters of fiscal 2016, the Company had certain unintentional defaults under the Credit Agreement that were triggered by our exceeding the allowable borrowing base and not making timely interest payments, respectively, under the Credit Agreement. The Company cured each event of default upon learning of such defaults. The Lenders waived any rights to remedies they may have been entitled to under the Credit Agreement as a result of the defaults due to exceeding the allowable borrowing base. As of March 31, 2016 and the date of issuance of these financial statements, the Lenders have not waived their rights to remedies related to the unintentional default due to untimely interest payments. This event of default may limit our access to additional borrowings or could result in the acceleration of the indebtedness evidenced by the Credit Agreement, until such time as the Lenders have waived their rights to remedies under the Credit Agreement. The Company has no reason to believe that such waiver will not be granted.

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

Under the SSLA the aggregate notional balance outstanding under amortizing notes was $138.4 million at September 30, 2015. There were 222 amortizing term notes outstanding at September 30, 2015, with a weighted-average interest rate of 5.68%. Interest on the amortizing notes was fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate could not be less than 5.25%.  All amortizing notes had terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes was payable monthly.  In addition, we were paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  In the second fiscal quarter of 2015, uncommitted availability fees were $0.09 million.

Under the SSLA, advances outstanding under the revolving credit line were $15.4 million at September 30, 2015.  Interest on borrowings under the revolving credit line was payable monthly and was based on prime or 4.00%, whichever is greater.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. Pursuant to the MOU, the Company's senior borrowings are limited to $170.6 million, without prior approval from our primary federal regulator.

Subordinated Debt

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $34.1 million, which includes a $0.02 million purchase adjustment at March 31, 2016, and $41.1 million, which includes a $0.04 million purchase adjustment at September 30, 2015.  The purchase adjustments relate to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $51,341 and $52,714, with a weighted interest rate of 9.20% and 9.23% at March 31, 2016 and September 30, 2015, respectively.

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

Series Subordinated Debt

At March 31, 2016 the Company had outstanding borrowings of $5.0 million in Series A subordinated debentures issued to certain investors in a private placement during the first six months of fiscal 2016. The debentures have one, two and three year maturities with corresponding interest rates of 5.5%, 6.5% and 7.5%, respectively. The average Series A subordinated debenture payable was $82,623 with a weighted average interest rate of 7.24% at March 31, 2016.

In April 2016, the Company commenced an offering of up to $9.0 million in Series B subordinated debentures to certain investors in a private placement. The debentures have varying interest rates between 5.5% and 8.0% and varying maturities between two and four years.

Subordinated Debt - Parent

Our Credit Agreement allows for a line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this line of credit is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of March 31, 2016 and September 30, 2015 the outstanding balance under this line of credit was zero.

Under the MOU, the Company's subordinated borrowings are limited to $44.0 million, without prior approval from our primary federal regulator.

Maturities

A summary of maturities for borrowings as of March 31, 2016, is as follows. The revolving line of credit maturities exclude debt issuance costs of $1.0 million. Subordinated debt maturities exclude the purchase adjustment of $0.02 million.

	Revolving Line of Credit - Banks	Subordinated Debt	Total
	(dollars in thousands)

2016	$—	$9,532	$9,532
2017	—	6,583	6,583
2018	145,000	870	145,870
2019	—	4,986	4,986
2020	—	4,884	4,884
2021 and beyond	—	12,276	12,276
Total	$145,000	$39,131	$184,131

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

Under the Plans, the Company's proportionate share of liability for customer remediation is approximately $13.5 million. The Company has accrued an additional $1.0 million related to the estimated proportionate share of further legal, administrator, audit and data fees. As of March 31, 2016, the Company's remaining liability for remediation was $1.3 million. All planned customer mailings and payments, under the Plans, have been completed as of March 31, 2016. The Company expects the completion of Plans by the end of fiscal 2016.

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

For the first six months of fiscal 2016 and the fiscal year ended September 30, 2015 there were no significant transfers in or out of Levels 1, 2 or 3.

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

The carrying amounts and estimated fair values of our financial instruments at March 31, 2016 and September 30, 2015 are as follows:

	March 31, 2016		September 30, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents - non-restricted	$5,153	$5,153	$7,026	$7,026
Cash and cash equivalents - restricted	616	616	618	618
Net finance receivables	232,931	232,958	240,522	243,126

Financial liabilities:
Amortizing term notes	$—	$—	$138,428	$139,079
Revolving credit line - banks, net	144,026	144,026	15,425	15,425
Subordinated debt, net	39,147	42,339	41,108	44,346

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in this quarterly report of Pioneer Financial Services, Inc. (“PFSI”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth herein in Item 1A of Part II and in Item 1A of Part I in our Annual Report on Form 10-K for the period ended September 30, 2015 (the "Annual Report"). If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

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

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the second quarter of fiscal 2016, the average size of a loan when acquired was $4,383 and had an average term of 34 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

Critical Accounting Policies

In our Annual Report, we identified the critical accounting policies which affect our significant estimates and assumptions used in preparing our unaudited consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained CBD as our primary supplier of loans.  On December 23, 2015, we entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement ("LSMS Agreement") with CBD whereby we purchase loans originated by CBD and CBD services these loans on our behalf.  Under the LSMS Agreement, we have the exclusive right to purchase loans originated by CBD that meet the following guidelines:

•	All borrowers are primarily active-duty or career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential borrowers must complete standardized credit applications online via the internet or through applications facilitated in loan production office locations or retail merchant locations;

•	All loans must meet additional purchase criteria that were developed from our past credit repayment experience and is periodically revalidated based on current portfolio performance.

To the extent CBD originates loans with these purchasing criteria; we have the exclusive right to purchase such loans.  Loans purchased from CBD are referred to as “military loans." For a description of the risks associated with these loans, see "Risk Factors" set forth herein in Item 1A, Part II and Part I, Item 1A. "Risk Factors" of our Annual Report.

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

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  In evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and job stability. On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average customer loan balance was $3,600 at March 31, 2016, repayable in equal monthly installments and with an average remaining term of 22 months.

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

As a customer service, we will purchase a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 35.1% of the amount of military loans we purchased in the second quarter of fiscal 2016 were refinancings of outstanding loans compared to 33.7% during the second quarter of fiscal 2015.

Military Loans Purchased from CBD.   We purchase military loans from CBD if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted CBD rights to use our lending system; however, we retained ownership of the lending system.  Using our proprietary lending criteria and scoring model and system, CBD originates these loans directly over the internet.  During the first quarter of fiscal 2015, CBD launched a new loan production office concept focused on technology and customer service. Loan production office personnel are available to assist customers with questions and to facilitate their loan application via the internet. Under the new loan production office concept, three new offices were opened in the first six months of fiscal 2016 and three offices were opened in fiscal 2015. Military loans typically had maximum terms of 48 months and had an average origination amount of $4,383 in the second quarter of fiscal 2016.  During the first six months of fiscal 2016 and all of fiscal 2015, we paid a $25.00 and $26.00 fee, respectively, for each military loan purchased from CBD to reimburse CBD for loan origination costs.  In the second quarter of fiscal 2016, we paid CBD $0.2 million in fees in connection with CBD's origination of military loans compared to $0.3 million in the second quarter of fiscal 2015.

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

On December 23, 2015, the Company and the listed affiliated entities entered into the Fifth Amended and Restated LSMS Agreement with MCB and the Agent. For fiscal year 2016, and thereafter, the Company pays fees for services under the LSMS Agreement that include: (1) a loan origination fee of $25.00 for each loan (not including retail installment contracts) originated by CBD and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.617% (7.40% annually) of the outstanding principal balance of loans serviced as of the last day of the month; (4) a monthly collections fee equal to 34% of amounts collected on charged-off accounts; and (5) a monthly fee equal to 125% of the actual cost for marketing and business development services.

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

A formal agreement (the “Expense Sharing Agreement”) between MCFC and its consolidated subsidiaries is in place to govern the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, there are three types of expenses: (1) direct expenses (those that can be specifically identified to a party, yet are paid centrally, usually by MCFC); (2) direct cost allocations (costs incurred for the benefit of MCFC and or its subsidiaries that are not direct expenses); and (3) indirect cost allocations (those expenses incurred for the benefit of all parties and not specifically identifiable with an allocation methodology). The direct cost allocations are considered reimbursements and are based upon estimated usage of services using reliable cost indicators. The costs for MCFC services are periodically evaluated to ensure the costs are at a reasonable market rate and consistent with what an external third party may charge. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, executive compensation and renumeration, strategic planning, loan review services, risk management services, regulatory compliance support, tax department services, legal services and information technology services. The other parties to the Expense Sharing Agreement may provide office space rentals, technology support and servicing of loans and leases.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD (collectively referred to below as “military loans”) and retail installment contracts historically purchased from our network of retail merchants.  The following table sets forth certain information about the components of our finance receivables as of the end of the periods presented:

	March 31, 2016	September 30, 2015

Finance receivables:
Total finance receivables balance	$271,338,673	$279,986,099
Average note balance	$3,600	$3,383
Total number of notes	75,373	82,765

Military loans:
Total military receivables	$271,014,869	$279,097,805
Percent of total finance receivables	99.88%	99.68%
Average note balance	$3,610	$3,406
Number of notes	75,063	81,941

Retail installment contracts:
Total retail installment contract receivables	$323,804	$888,294
Percent of total finance receivables	0.12%	0.32%
Average note balance	$1,045	$1,078
Number of notes	310	824

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

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)

Total finance receivables balance	$271,339	$233,415	$271,339	$233,415
Average total finance receivables (1)	280,329	238,878	283,017	250,106
Average interest bearing liabilities (1)	192,363	156,115	192,552	164,607
Total interest income and fees	20,129	18,163	41,193	37,904
Total interest expense	2,969	2,731	6,062	5,813

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Total Finance Receivables.  Our aggregate finance receivables increased 16.2% or $37.9 million, to $271.3 million on March 31, 2016 from $233.4 million on March 31, 2015 due to an increase in our loan purchases during the first six months of fiscal 2016 versus 2015. Our supplier of loans, CBD, saw a 4.7% or $2.1 million decrease in military loan originations during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015.  The decrease in loan originations was due primarily to underwriting changes and targeted marketing campaigns in the second quarter of fiscal 2015. See further discussion in the sections titled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 99.0% of our total revenue for the second quarter of fiscal 2016 and 99.1% for the second quarter of fiscal 2015. Interest income and fees increased to $20.1 million in the second quarter of fiscal 2016 from $18.2 million for the second quarter of fiscal 2015, an increase of $1.9 million or 10.4%.  The increase was due to an increase in aggregate average finance receivables of 17.3%.

Interest Expense.  Interest expense in the second quarter of fiscal 2016 increased 11.1% to $3.0 million compared to $2.7 million for the second quarter of fiscal 2015.  This increase was due primarily to an increase in average interest bearing liabilities of 23.3% , up to $192.4 million in the second quarter of fiscal 2016 compared to $156.1 million in the second quarter of fiscal 2015. The increase in interest expense was partially offset by a decline in the weighted average interest rate of our interest bearing liabilities to 6.17% during the second quarter of fiscal 2016 compared to 7.00% during the second quarter of fiscal 2015.

Provision for Credit Losses.  The provision for credit losses in the second quarter of fiscal 2016 increased to $9.2 million from $6.2 million in the second quarter of fiscal 2015, an increase of $3.0 million or 48.4%.  Net charge-offs increased to $8.8 million in the second quarter of fiscal 2016 from $7.1 million in the second quarter of fiscal 2015, an increase of $1.7 million or 23.9%.  The net charge-off ratio increased to 12.6% for the second quarter of fiscal 2016 compared to 11.8% for the second quarter of fiscal 2015. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, Net.  Debt protection income, net consists of debt protection revenue, claims paid and change in benefit reserves and third-party commission expenses.  Debt protection revenue was $0.4 million in the second quarter of fiscal 2016 and even with the $0.4 million in the second quarter of fiscal 2015. Claims paid and change in reserves were $0.2 million in the second quarter of fiscal 2016 compared to $0.2 million in fiscal 2015.

Non-Interest Expense.  Non-interest expense in the second quarter of fiscal 2016 was $8.1 million compared to $7.0 million for the second quarter of fiscal 2015, an increase of $1.1 million or 15.7%.  Non-interest expenses increased during the second quarter of fiscal 2016 due to an increase in the monthly servicing fee rate and the 16.2% increase in aggregate finance receivables in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015.

Provision for Income Taxes.  The Company’s effective tax rate was 53.1% in the second quarter of fiscal 2016 compared to 38.3% in the second quarter of fiscal 2015, or an increase of 14.8%.  The increase is primarily driven by a shift in business income by the Company's subsidiaries, resulting in a state tax expense increase overall during the second quarter of fiscal 2016.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

Total Finance Receivables. Our aggregate finance receivables increased 16.2% or $37.9 million, to $271.3 million on March 31, 2016 from $233.4 million on March 31, 2015 due primarily to an increase in our loan purchases during the first six months of fiscal 2016 versus 2015. Our supplier of loans, CBD, saw an 8.3% or $10.2 million increase in military loan originations during the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The increase in loan originations was due primarily to pricing and underwriting changes made in April 2015. In April 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model with certain credit overlays. The six new loan production offices that have opened since the second quarter of fiscal 2015 have also contributed to the increase in loan originations. See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees. Interest income and fees represented 98.9% of our total revenue for the first six months of fiscal 2016 compared to 99.0% for the first six months of fiscal 2015. Interest income and fees increased to $41.2 million in the first six months of fiscal 2016 from $37.9 million for the first six months of fiscal 2015, an increase of $3.3 million or 8.7%. The increase was due primarily due to the increase in aggregate average finance receivables of 13.2%.

Interest Expense. Interest expense in the first six months of fiscal 2016 increased 5.2% to $6.1 million compared to $5.8 million for the first six months of fiscal 2015. This increase was primarily due to an increase in average interest bearing liabilities of 17.0%, up to $192.6 million in the first six months of fiscal 2016 compared to $164.6 million in the first six months of fiscal 2015. The increase in average interest bearing liabilities was partially offset by a decline in the weighted average interest rate to 6.30% for the six months ended March 31, 2016 compared to 7.06% for the six months ended March 31, 2015.

Provision for Credit Losses. The provision for credit losses in the first six months of fiscal 2016 increased to $15.5 million from $13.5 million in the first six months of fiscal 2015, an increase of $2.0 million or 14.8%. Net charge-offs also increased to $15.7 million in the first six months of fiscal 2016 from $15.0 million in the first six months of fiscal 2015, an increase of $0.7 million or 4.7%. The net charge-off ratio decreased to 11.1% for the first six months of fiscal 2016 compared to 12.0% for the first six months of fiscal 2015 due primarily to the increase in aggregate average finance receivables. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, Net.  Debt protection income, net consists of debt protection revenue, claims paid and change in benefit reserves and third-party commission expenses.  Debt protection revenue in the first six months of fiscal 2016 was $0.8 million and even with the $0.8 million for the first six months of fiscal 2015. Claims paid and change in reserves were $0.3 million in the first six months of fiscal 2016 compared to $0.4 million in the first six months of fiscal 2015, an decrease of $0.1 million or 25.0%.

Non-Interest Expense. Non-interest expense in the first six months of fiscal 2016 was $16.9 million compared to $14.0 million for the first six months of fiscal 2015, an increase of $2.9 million or 20.7%. Non-interest expenses increased during the first six months of fiscal 2016 due primarily to a $3.1 million increase in management and record keeping services fees, the result of a 13.2% increase in average finance receivables and an increase in the monthly servicing fee rate.

Provision for Income Taxes. The Company’s effective tax rate was 37.2% in the first six months of fiscal 2016 compared to 38.9% in the first six months of fiscal 2015, or a decrease of 1.7%. The net decrease is driven by continued changes in state apportionment factors, driven by a shift in business mix as a result of the mix of product revenue.

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

	March 31, 2016	September 30, 2015	March 31, 2015
	(dollars in thousands)

Total finance receivables	$271,339	$279,986	$233,415
Total finance receivables balances 60 days or more past due	13,881	14,262	12,706
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	5.12%	5.09%	5.44%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivable portfolio. We utilize a statistical model based on potential credit risk trends incorporating historical factors to estimate losses.  These results and management’s judgment are used to estimate inherent losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of a loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.  For a description of the risks associated with these loans, see "Risk Factors" set forth herein in Item 1A of Part II and Part I, Item 1A. "Risk Factors" of our Annual Report.

Military Loans.  Our charge-off policy is to charge-off loans when a full contractual payment has not been received in the preceding six months and is also 30 days contractually past due. From time to time, our customers remit several loan payments in advance of the payment due date, where the loan is contractually current, but recency past due. Charge-offs can occur when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for CBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on his or her loan.

The following table presents net charge-offs on military loans and net charge-offs as a percentage of military loans as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)

Military loans:
Military loans charged-off	$10,074	$8,363	$17,947	$16,949
Less recoveries	1,243	1,411	2,204	2,364
Net charge-offs	$8,831	$6,952	$15,743	$14,585
Average military receivables (1)	$279,931	$236,388	$282,491	$246,998
Percentage of net charge-offs to average military receivables (annualized)	12.62%	11.76%	11.15%	11.81%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

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

The following table presents net charge-offs and recoveries on retail installment contracts and net charge-offs and recoveries as a percentage of retail installment contracts as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)

Retail installment contracts:
Contracts charged-off	$63	$279	$131	$660
Less recoveries	102	158	169	239
Net (recoveries)/charge-offs	$(39)	$121	$(38)	$421
Average retail installment contract receivables (1)	$398	$2,490	$526	$3,108
Percentage of net charge-offs to average retail installment contract receivables (annualized)	(39.20)%	19.44%	(14.45)%	27.09%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Former Military.  As of March 31, 2016, we had approximately $4.5 million of loans past due 60 days, on a recency basis, or 1.7% of our total portfolio, from customers who had advised us of their separation from the military. We had approximately $4.6 million of loans past due 60 days, on a recency basis, or 1.6% of our loan portfolio, and $4.6 million, of loans past due 60 days, on a recency basis, or 2.0% of our loan portfolio, as of September 30, 2015 and March 31, 2015, respectively, from customers who had advised us of their separation from the military.  Net charge-offs, from customers who had advised us of their separation from the military, were $3.6 million and represented 41.2% of net charge-offs in the second quarter of fiscal 2016 compared to $3.3 million and 47.2% in the second quarter of fiscal 2015.  See our Annual Report “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)

Balance, beginning of period	$28,400	$31,200	$28,957	$31,850
Finance receivables charged-off	10,137	8,642	18,078	17,609
Less recoveries	1,345	1,569	2,373	2,603
Net charge-offs	8,792	7,073	15,705	15,006
Provision for credit losses	9,167	6,220	15,523	13,503
Balance, end of period	$28,775	$30,347	$28,775	$30,347

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

The following table sets forth certain information about our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(dollars in thousands)

Average total finance receivables (1)	$280,329	$238,878	$283,017	$250,106
Provision for credit losses	9,167	6,220	15,523	13,503
Net charge-offs	8,792	7,073	15,705	15,006
Net charge-offs as a percentage of average total finance receivables (annualized)	12.55%	11.84%	11.10%	12.00%
Allowance for credit losses	$28,775	$30,347	$28,775	$30,347
Allowance as a percentage of average total finance receivables	10.26%	12.70%	10.17%	12.13%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD to increase its originations for our future growth.  In connection with purchasing the loans, we pay CBD a fee in the amount of $25.00 for each military loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  Loans purchased (including refinancings) during the first six months of fiscal 2016 increased to $133.7 million from $123.5 million in the first six months of fiscal 2015. The increase in loans purchased and average loan amounts was due primarily to pricing and underwriting changes made in April 2015. On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. We modified our purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model with certain credit overlays. CBD also launched a new loan production office concept in the first quarter of fiscal 2015, which is focused on technology and customer service. Six new loan production offices have opened since the first quarter of fiscal 2015 and also contributed to the increase in loan originations.

The following table sets forth our overall purchases of military loans, including those refinanced, as of the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Total military loans acquired:
Gross balance	$42,445,311	$44,557,875	$133,656,946	$123,548,821
Number of finance receivable notes	9,684	11,586	30,296	31,644
Average note amount	$4,383	$3,846	$4,412	$3,904

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans.  We use borrowings to fund the difference, if any, between the cash used to purchase military loans and retail installment contracts and the cash generated from loan repayments and operations.  An increasing portfolio balance generally leads to cash being used in investing activities. A decreasing portfolio balance generally leads to cash provided by investing activities.  Cash used in investing activities in the first six months of fiscal 2016 was approximately $8.1 million and cash used in financing activities was $13.3 million, which was funded from $19.5 million in operating activities.  Cash provided by investing activities in the first six months of fiscal 2015 was approximately $17.8 million and cash used in financing activities was $25.3 million, which was funded by operating activities of $5.0 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our credit facility agreements.

 We keep our Credit Agreement and former SSLA lenders informed of any material developments with the Company and MCB's regulators. Our Credit Agreement and former SSLA lenders have been informed that MCB reviewed and responded to letters from the OCC regarding certain former business practices of the CBD that the OCC believes may have violated Section 5 of the Federal Trade Commission Act. MCB responded to the OCC that it does not believe the business practices rose to the level of a violation of law. On September 26, 2014, our Board adopted and approved a voluntary Remediation Action Plan (the "Plan") developed in cooperation with MCB to address certain issues identified by the OCC with respect to certain loans and related products that were originated by MCB and later sold to us or our subsidiaries.  The OCC has indicated acceptance of the Plan and management expects the completion of the Plan by the end of fiscal 2016.

Senior Indebtedness - Bank Debt.

On December 23, 2015, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions referenced in the Credit Agreement (the "Lenders"), and The PrivateBank and Trust Company ("Agent") as administrative agent for the Lenders and as syndication agent. Under the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million. Borrowing availability under the revolving credit facility is limited to eligible receivables ("Borrowing Base") as defined in the Credit Agreement. As of March 31, 2016, the Company's Borrowing Base and available revolving credit line was $152.2 million. On December 23, 2015, the Company's outstanding borrowings and accrued interest under the Secured Senior Lending Agreement ("SSLA") were paid off and replaced with borrowings under the Credit Agreement for $162.4 million. Outstanding borrowings under the Credit Agreement at March 31, 2016 were $145.0 million bearing a weighted average interest rate of 4.76%. Credit Agreement debt issuance costs of $1.0 million were capitalized and netted with the outstanding borrowings under the revolving credit line on the balance sheet.

The Credit Agreement will terminate on December 21, 2018 or earlier, if certain events occur. The Credit Agreement gives the Company access to funding from the Lenders, who are committed severally, but not jointly, to making loans on a revolving basis from time to time, until such Lender’s commitment is terminated. Our assets secure the loans extended under the Credit Agreement for the benefit of the lenders ("Senior Debt"). Each revolving loan can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% ("Base Rate") or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of March 31, 2016, $140.0 million of LIBOR borrowings were outstanding with an interest rate of 4.69%. As of March 31, 2016, $5.0 million of Base Rate borrowings were outstanding with an interest rate of 6.75%. In addition, we are paying our lenders a fifty basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In the second fiscal quarter of fiscal 2016 non-use fees were $0.02 million. As of March 31, 2016, the company had an interest rate cap agreement outstanding which covers a notional amount of $50.0 million of the LIBOR borrowings providing a maximum fixed rate of 2.5% compared to the 1-month LIBOR interest rate and expires on December 21, 2018.

Under the Credit Agreement, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. These covenants and other terms, which if not complied with could result in a default under the Credit Agreement, which if not waived by our lenders, could result in the acceleration of the indebtedness evidenced by the Credit Agreement. In part, these covenants require us to: (1) maintain a minimum loss reserve amount, (2) maintain certain average cash collection percentages, (3) maintain a minimum fixed charge coverage ratio, (4) maintain leverage ratios below a maximum, and (5) limit the amount and type of additional debt we issue. There are also certain restrictions on the amount and timing of dividends we may pay. In the second and third quarters of fiscal 2016, the Company had certain unintentional defaults under the Credit Agreement that were triggered by our exceeding the allowable borrowing base and not making timely interest payments, respectively, under the Credit Agreement. The Company cured each default upon learning of the defaults. The Lenders waived any rights to remedies they may have been entitled to under the Credit Agreement as a result of the defaults due to exceeding the allowable borrowing base. As of March 31, 2016 and the date of this report, the Lenders have not waived their rights to remedies related to the unintentional default due to untimely interest payments. This event of default may limit our access to additional borrowings or could result in the acceleration of the indebtedness evidenced by the Credit Agreement, until such time as the Lenders have waived their rights to remedies under the Credit Agreement. The Company has no reason to believe that such waiver will not be granted. Furthermore, during the pendency of this waiver, the Company may access short-term borrowings from MCFC and/or temporarily suspend or reduce the purchase of loans from CBD, if necessary.

As of March 31, 2016, our credit facility had a 95.3% utilization, which may restrict future growth in our loan receivable portfolio. As of March 31, 2016, we could request up to $7.2 million in additional funds and remain in compliance with the terms of the Credit Agreement. If we cannot secure new borrowings our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. Pursuant to the MOU, the Company's senior borrowings are limited to $170.6 million, without prior approval from our primary federal regulator.

Total borrowings and availability under the Credit Agreement, as of March 31, 2016, and the SSLA, as of September 30, 2015, consisted of the following amounts for the end of the periods presented:

	March 31, 2016	September 30, 2015
	(dollars in thousands)

Revolving credit line:
Total facility	$170,000	$20,750
Gross balance, end of period	145,000	15,425
Maximum available credit (1)	25,000	5,325

Term notes: (2)
Voting banks	$—	$142,442
Non-voting banks	—	280
Total facility	$—	$142,722
Balance at end of period	—	138,428
Maximum available credit (1)	—	4,294

Total revolving and term notes: (2)
Voting banks	$—	$163,192
Non-voting banks	—	280
Total facility	$—	$163,472
Gross balance, end of period	145,000	153,853
Maximum available credit (1)	25,000	9,619
Credit facility available (3)	7,190	9,619
Percent utilization of voting banks	—%	94.1%
Percent utilization of the total facility	95.3%	94.1%

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

(3)
Under the Credit Agreement and as of March 31, 2016, credit facility available is limited by the borrowing base. Under the SSLA and as of September 30, 2015, credit facility available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net notes receivable ratio of 70.0%.

Subordinated Debt.

Investment Notes

We also have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $34.1 million, which includes a $0.02 million purchase adjustment at March 31, 2016, and $41.1 million, which includes a $0.04 million purchase adjustment at September 30, 2015.  The purchase adjustments relate to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These investment notes are nonredeemable before maturity by the holders, issued at various rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $51,341 and $52,714, with a weighted interest rate of 9.20% and 9.23% at March 31, 2016 and September 30, 2015, respectively.

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

Series Subordinated Debt

At March 31, 2016 the Company had outstanding borrowings of $5.0 million in Series A subordinated debentures issued to certain investors in a private placement during the first six months of fiscal 2016. The debentures have 1, 2 and 3 year maturities with corresponding interest rates of 5.5%, 6.5% and 7.5%, respectively. The average Series A subordinated debenture payable was $82,623 with a weighted average interest rate of 7.24% at March 31, 2016.

In April 2016, the Company commenced an offering of up to $9.0 million in Series B subordinated debentures to certain investors in a private placement. The debentures have varying interest rates between 5.5% and 8.0% and varying maturities between two and four years.

Subordinated Debt - Parent

Our Credit Agreement allows for a line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from our parent and is due upon demand.  The maximum principal balance on this line of credit is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of March 31, 2016 and September 30, 2015 the outstanding balance under this line of credit was zero.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended March 31, 2016, does not differ materially from that discussed under Item 7A of the Annual Report. As of March 31, 2016, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates.  Under the Credit Agreement, each revolving loan has variable interest rate components that can fluctuate with market interest rates. Each revolving loan can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25%. The prime rate as of March 31, 2016 was 3.25%.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In the Annual Report we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  Except as discussed below, there have been no material changes from the risk factors disclosed in the Annual Report.

We rely on debt funding under a new credit facility to provide us with liquidity, which contains limits on the amount of available credit from our bank group facility and from our regulators. We have experienced defaults under the new credit facility. We have a maximum amount of available credit, which limits the amount of debt funding we receive from our bank group and could have a material adverse effect on our results of operations and financial condition.

We use debt financing to provide us with liquidity. To procure and maintain this financing, we are required to comply with various restrictive covenants and limits on the amount of available credit. Under the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million. On December 23, 2015, the Company's outstanding borrowings and accrued interest under the SSLA were paid off and replaced with borrowings under the Credit Agreement for $162.4 million. The Credit Agreement gives the Company access to funding from the Lenders, who are committed severally, but not jointly, to making loans on a revolving basis from time to time, until such Lender’s commitment is terminated. Borrowing availability under the revolving credit facility is limited to the Borrowing Base, as defined in the Credit Agreement. As of March 31, 2016, the Company's Borrowing Base and available revolving credit line was $152.2 million. As of March 31, 2016, our credit facility had a 95.3% utilization, which may restrict future growth in our loan receivable portfolio. As of March 31, 2016, we could request up to $7.2 million in additional funds and remain in compliance with the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants and other terms, which if not complied with could result in a default under the Credit Agreement, which if not waived by our lenders, could result in the acceleration of the indebtedness evidenced by the Credit Agreement. In such an event, we may be unable to timely repay the indebtedness, obtain replacement financing and the lenders may have other rights and remedies which if exercised could result in materially adverse impact on our ability to operate our business. Further, if we cannot secure new borrowings our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition. Available credit limits may inhibit the way we operate our business and thus have a material adverse effect on our results of operations and financial condition. Since we entered into the Credit Agreement the Company has had certain unintentional defaults under the Credit Agreement which were triggered by our exceeding the allowable Borrowing Base under the Credit Agreement and failing to make monthly interest payments in a timely manner. The Company was able to cure the defaults promptly upon learning of the defaults. The Lenders have waived any rights to remedies they may have been entitled to under the Credit Agreement as a result of the defaults triggered by exceeding the allowable Borrowing Base. The Lenders have been notified of the untimely interest payments and while the Lenders have not waived their rights to remedies that they may be entitled to as a result of the event of default triggered by the untimely interest payments, the Company has no reason to believe that such waiver will not be granted.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 12, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2016 (ii) the Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015, (iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and March 31, 2015 and (iv) Notes to Consolidated Financial Statements.

+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	May 12, 2016
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	May 12, 2016
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 12, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2016 (ii) the Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015, (iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and March 31, 2015 and (iv) Notes to Consolidated Financial Statements.

+