Form 10-Q
period 2016-06-30
PIONEER FINANCIAL SERVICES INC
filed 2016-08-11
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2016
Common Stock, no par value	One Share
As of August 11, 2016, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of June 30, 2016 and September 30, 2015
(unaudited)

	June 30, 2016	September 30, 2015
	(dollars in thousands)

ASSETS

Cash and cash equivalents - non-restricted	$3,296	$7,026
Cash - restricted	616	618
Gross finance receivables	274,852	279,986
Less:
Unearned fees, debt protection claims and policy reserves	(10,016)	(10,507)
Allowance for credit losses	(29,375)	(28,957)
Net finance receivables	235,461	240,522

Furniture and equipment, net	3,504	2,777
Deferred tax asset, net	14,489	14,951
Prepaid and other assets	8,555	9,105
Deferred acquisition costs	1,300	1,301

Total assets	$267,221	$276,300

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$148,895	$15,425
Accounts payable	82	620
Accrued expenses and other liabilities	3,130	3,954
Voluntary remediation payable	1,271	1,374
Amortizing term notes	—	138,428
Subordinated debt, net	36,868	41,108

Total liabilities	190,246	200,909

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	86,394	86,394
Additional paid in capital	9,022	9,022
Retained deficit	(18,441)	(20,025)

Total stockholder’s equity	76,975	75,391

Total liabilities and stockholder’s equity	$267,221	$276,300

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations and Other Comprehensive Income
For the three and nine months ended June 30, 2016 and 2015
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Interest income and fees	$19,703	$18,112	$60,896	$56,016

Interest expense	2,689	2,635	8,751	8,448

Net interest income before provision for credit losses	17,014	15,477	52,145	47,568
Provision for credit losses	8,598	5,573	24,121	19,076
Net interest income	8,416	9,904	28,024	28,492

Debt protection income, net
Debt protection revenue	383	391	1,232	1,216
Claims paid and change in reserves	(327)	(234)	(636)	(585)
Third party commissions	(41)	(43)	(132)	(135)
Total debt protection income, net	15	114	464	496

Other revenue	2	1	4	4

Total non-interest income, net	17	115	468	500

Non-interest expense
Management and record keeping services	7,035	5,716	21,583	17,131
Consumer lending software expense	—	2,313	—	2,313
Professional and regulatory fees	467	751	1,582	1,942
Other operating expenses	784	693	2,019	2,113
Total non-interest expense	8,286	9,473	25,184	23,499

Income before income taxes	147	546	3,308	5,493
Provision for income taxes	75	199	1,250	2,122
Net income and other comprehensive income	$72	$347	$2,058	$3,371

Net income per share, basic and diluted (1)	$72	$347	$2,058	$3,371

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the nine months ended June 30, 2016 and 2015
(unaudited)

	Total	Common Stock	Additional Paid in Capital	Retained Deficit
	(dollars in thousands)

Balance, September 30, 2014	$63,150	$86,394	$—	$(23,244)

Capital contribution from parent	9,022	—	9,022	—
Net income and other comprehensive income	3,371	—	—	3,371
Dividends paid to parent (1)	(1,591)	—	—	(1,591)

Balance, June 30, 2015	$73,952	$86,394	$9,022	$(21,464)

Balance, September 30, 2015	$75,391	$86,394	$9,022	$(20,025)

Net income and other comprehensive income	2,058	—	—	2,058
Dividends paid to parent (1)	(474)	—	—	(474)

Balance, June 30, 2016	$76,975	$86,394	$9,022	$(18,441)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the nine months ended June 30, 2016 and 2015
(unaudited)

	Nine Months Ended June 30,
	2016	2015
	(dollars in thousands)

Cash flows from operating activities:
Net income	$2,058	$3,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	24,121	19,076
Consumer lending software expense	—	2,313
Depreciation and amortization	—	80
Deferred income taxes	462	5,514
Interest accrued on investment notes	1,540	1,949
Changes in:
Voluntary remediation payable	(103)	(13,062)
Accounts payable and accrued expenses	(1,362)	(2,834)
Deferred acquisition costs	1	47
Unearned premium reserves	(15)	111
Prepaid and other assets	550	(929)

Net cash provided by operating activities	27,252	15,636

Cash flows from investing activities:
Finance receivables purchased from affiliate	(121,194)	(136,273)
Finance receivable payments received	102,149	124,511
Capital expenditures	(727)	(1,724)
Change in restricted cash	2	1
Investments matured	—	350

Net cash used in investing activities	(19,770)	(13,135)

Cash flows from financing activities:
Borrowings under lines of credit	232,963	81,110
Repayments under lines of credit	(99,493)	(64,130)
Proceeds from borrowings	15,780	52,201
Repayments of borrowings	(159,988)	(81,563)
Capital contribution from parent	—	9,022
Dividends paid to parent	(474)	(1,591)

Net cash used in financing activities	(11,212)	(4,951)

Net decrease in cash and equivalents	(3,730)	(2,450)

Cash and cash equivalents - non-restricted, Beginning of period	7,026	7,656

Cash and cash equivalents - non-restricted, End of period	$3,296	$5,206

Additional cash flow information:
Interest paid	$7,795	$7,096
Income taxes paid/(refunded)	1,389	(743)
Consumer lending software expense in accounts payable and other liabilities	—	985
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2016 and September 30, 2015 and for the three and nine months ended June 30, 2016 and June 30, 2015
(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). Intercompany balances and transactions have been eliminated.  As of June 30, 2016 and June 30, 2015, there were no other comprehensive income components. We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2015 filed with the Securities and Exchange Commission (“SEC”) on December 17, 2015. In the opinion of the management of the Company, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included to present fairly these consolidated financial statements in accordance with GAAP.

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from the Consumer Banking Division (“CBD”) of MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of MCFC. These receivables represent loans primarily to active-duty or career retired U.S. military personnel.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard sets forth a “current expected credit loss” (CECL) model which, when adopted, will require the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost as well as certain off-balance sheet credit exposures. The standard is effective for public entities for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company is currently assessing the impact of this standard on its financial position, results of operations and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard supersedes Topic 840, Leases, and requires an entity that enters into a lease, with some specified scope exemptions, to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Upon adoption, entities are required to use a modified retrospective transition method for existing leases and apply the new standard for the earliest year presented in the financial statements. The standard is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company is currently assessing the impact of this standard on its financial position, results of operations and disclosures.

In the first quarter of fiscal 2016, the Company adopted FASB ASU No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this standard did not have a material impact on our financial position, results of operations or disclosures.

Use of Estimates

The preparation of the unaudited consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and in disclosures of contingent assets and liabilities. We use estimates and employ judgments in determining the amount of our allowance for credit losses, debt protection claims and policy reserves, deferred tax assets and liabilities and establishing the fair value of our financial instruments. While the unaudited consolidated financial statements and footnotes reflect the best estimates and judgments at the time, actual results could differ from those estimates.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel.  During the third quarter of fiscal 2016, we purchased $81.4 million of loans from CBD compared to $105.2 million during the third quarter of fiscal 2015. Approximately 42.5% of the amount of loans we purchased in the third quarter of fiscal 2016 were refinancings of outstanding loans compared to 34.7% during the third quarter of fiscal 2015.

The following table represents finance receivables for the periods presented:

	June 30, 2016	September 30, 2015
	(dollars in thousands)

Finance Receivables:
Gross finance receivables	$274,852	$279,986

Less:
Net deferred loan fees and merchant discounts	(5,953)	(5,959)
Unearned debt protection fees	(3,242)	(3,257)
Debt protection claims and policy reserves	(821)	(1,291)
Total unearned fees, debt protection claims and policy reserves	(10,016)	(10,507)

Finance receivables - net of unearned fees, debt protection claims and policy reserves	264,836	269,479

Allowance for credit losses	(29,375)	(28,957)

Net finance receivables	$235,461	$240,522

Management has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses inherent in the finance receivable portfolio. Our portfolio consists of a large number of relatively small-balance, homogenous accounts.  No account is large enough to warrant individual evaluation for impairment.

The allowance for credit losses for finance receivables is maintained at an amount that management considers sufficient to cover estimated losses inherent in the finance receivables portfolio.  Our allowance for credit losses is sensitive to historical losses, economic assumptions and delinquency trends driving statistically modeled reserves. We consider numerous qualitative and quantitative factors in estimating the allowance for credit losses, including the following:

•	Historical credit losses and recovery experience;

•	Current economic conditions;

•	Current finance receivables delinquency trends; and

•	Demographics of the current finance receivables portfolio.

We also use internally developed data in this process. We utilize a statistical model based on credit risk trends, growth rate and charge off data, when incorporating historical factors to estimate losses. These results and management’s judgment are used to estimate inherent losses and to establish the allowance for credit losses for each segment of our finance receivables portfolio.

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables during the periods presented:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$28,775	$30,347
Finance receivables charged-off	(9,158)	(8,318)
Recoveries	1,160	1,385
Provision	8,598	5,573
Balance, end of period	$29,375	$28,987

	For the Nine Months Ended June 30, 2016	For the Nine Months Ended June 30, 2015
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$28,957	$31,850
Finance receivables charged-off	(27,236)	(25,927)
Recoveries	3,533	3,988
Provision	24,121	19,076
Balance, end of period	$29,375	$28,987

Gross finance receivables	$274,852	$258,104
Allowance for credit losses	(29,375)	(28,987)
Balance, net of allowance	$245,477	$229,117

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) has not been received and accrued interest is limited to no more than 92 days. The Company has experience with borrowers missing payments during times of financial hardship. The Company’s experience indicates, however, that missed payments do not render loans uncollectible. Non-accrual status, therefore, does not equate to a determination that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing assets represent those finance receivables where the accrual of interest income has been suspended. As of June 30, 2016, we had $14.7 million in finance receivables that were non-performing loans, compared to $15.4 million in finance receivables as of September 30, 2015. As of June 30, 2016, we had $0.9 million in accrued interest for finance receivables that were classified as non-performing.  As of September 30, 2015, we had $0.9 million in accrued interest for finance receivables that were classified as non-performing.

We consider a loan impaired when a full payment has not been received for the preceding six calendar months and is 30 days contractually past due. Impaired loans are removed from our finance receivable portfolio, including any accrued interest, and charged against the allowance for credit losses. We do not restructure troubled debt as a form of curing delinquencies.

A large number of our customers are unable to obtain financing from traditional sources due to factors such as employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.  We manage credit risk by closely monitoring the performance of the portfolio and through our purchasing criteria. The following reflects the credit quality of our finance receivables portfolio:

	June 30, 2016	September 30, 2015
	(dollars in thousands)

Gross finance receivables	$274,852	$279,986
Performing	260,120	264,547
Non-performing	14,732	15,439
Non-performing loans as a percent of gross balance	5.36%	5.51%

As of June 30, 2016 and September 30, 2015, past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	As of June 30, 2016
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$5,551	$8,022	$13,573	$261,279	$274,852

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2015
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$5,836	$8,426	$14,262	$265,724	$279,986

Additionally, we employ purchasing criteria, developed from our past customer credit repayment experience. The purchasing criteria are periodically evaluated based on current portfolio performance.  These criteria require the following:

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

These criteria are used to help minimize the risk of purchasing loans where there is unwillingness or inability to repay. The CBD limits the loan to an amount the customer could reasonably be expected to repay.

On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO 8 model and certain credit overlays.

NOTE 3: RELATED PARTY TRANSACTIONS

We entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with CBD on December 23, 2015.  Under the LSMS Agreement, we buy certain loans that CBD originates and receive ongoing management and record-keeping services from CBD. We also receive certain management and other administrative services from MCFC. The following table represents the related party transactions associated with the LSMS Agreement and other related party transactions for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Loan purchasing:
Loans purchased from CBD	$43,606	$64,055	$121,194	$136,273

Management and record keeping services:
Monthly servicing fee to CBD (1)	$5,488	$3,539	$16,924	$11,163
Monthly special services fee to CBD (2)	1,216	1,851	3,595	5,019
Monthly base fee to CBD (3)	125	125	375	375
Monthly indirect cost allocations to MCFC (4)	206	201	689	574
Total management and record keeping services	$7,035	$5,716	$21,583	$17,131

Other transactions:
Fees paid to CBD in connection with loans purchased (5)	$418	$602	$1,175	$1,425
Tax payments/(refunds) to/(from) MCFC	(153)	(632)	1,389	(743)
Dividends paid to MCFC	—	474	474	1,591
Direct cost allocations to MCFC (6)	318	269	1,083	755
Capital contribution from MCFC	—	—	—	(9,022)
Other reimbursements to CBD (7)	—	—	—	1,650

(1)
Effective October 1, 2015, the monthly servicing fee to CBD was 0.617% of the outstanding loan principal under the LSMS Agreement. The monthly servicing fee to CBD was 0.496% of the outstanding loan principal for the fiscal year 2015.

(2)	In fiscal years 2016 and 2015, the monthly fees for special services under the LSMS Agreement are at a rate of 125% of the cost of such services incurred by CBD.

(3)	In fiscal years 2016 and 2015, the annual base fee was $500,000 and payable monthly to CBD.

(4)	An annual maximum for the fiscal year 2015 was $765,750. No annual maximum for the fiscal year 2016.

(5)	Effective October 1, 2015, we pay a $25.00 fee for each loan purchased from CBD to reimburse CBD for loan origination costs. In fiscal 2015, the fee was $26.00 for each loan purchased from CBD.

(6)	An annual maximum for the fiscal year 2015 was $1,754,800. No annual maximum for the fiscal year 2016.

(7)	A one-time fee of $1,650,000 to implement a new consumer lending system that was paid in five monthly installments beginning on October 1, 2014.

NOTE 4:  BORROWINGS

Revolving Credit Line - Banks

On December 23, 2015, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions referenced in the Credit Agreement (the "Lenders"), and The PrivateBank and Trust Company ("Agent") as administrative agent for the Lenders and as syndication agent. Under the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million. Borrowing availability under the revolving credit facility is limited to eligible receivables ("Borrowing Base") as defined in the Credit Agreement. As of June 30, 2016, the Company's Borrowing Base and available revolving credit line was $163.6 million. On December 23, 2015, the Company's outstanding borrowings and accrued interest under the Secured Senior Lending Agreement ("SSLA") were paid off and replaced with borrowings of $162.4 million under the Credit Agreement. Outstanding borrowings under the Credit Agreement at June 30, 2016 were $150.0 million bearing a weighted average interest rate of 4.83%.

The Credit Agreement will terminate on December 21, 2018 or earlier, if certain events occur. The Credit Agreement gives the Company access to funding from the Lenders, who are committed severally, but not jointly, to making loans on a revolving basis from time to time, until such Lender’s commitment is terminated. Our assets secure the loans extended under the Credit Agreement for the benefit of the lenders ("Senior Debt"). Each revolving loan can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% ("Base Rate") or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of June 30, 2016, $140.0 million of LIBOR borrowings were outstanding with an interest rate of 4.69%. As of June 30, 2016, $10.0 million of Base Rate borrowings were outstanding with an interest rate of 6.75%. In addition, we are paying our lenders a fifty basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In the third fiscal quarter of fiscal 2016 non-use fees were $0.03 million. As of June 30, 2016, debt issuance costs of $1.1 million were netted with the outstanding borrowings under the revolving credit line on the balance sheet. As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at June 30, 2016 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $0.2 million at June 30, 2016.

Under the Credit Agreement, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. These covenants and other terms, which if not complied with could result in a default under the Credit Agreement, which if not waived by our lenders, could result in the acceleration of the indebtedness evidenced by the Credit Agreement. In part, these covenants require us to: (1) maintain a minimum loss reserve amount, (2) maintain certain average cash collection percentages, (3) maintain a minimum fixed charge coverage ratio, (4) maintain leverage ratios below a maximum, and (5) limit the amount and type of additional debt we issue. There are also certain restrictions on the amount and timing of dividends we may pay. In the second and third quarters of fiscal 2016, the Company had certain unintentional defaults under the Credit Agreement that were triggered by our exceeding the allowable borrowing base and not making timely interest payments, respectively, under the Credit Agreement. The Company cured each event of default upon learning of such defaults. The Lenders waived any rights to remedies they may have been entitled to under the Credit Agreement as a result of the defaults due to exceeding the allowable borrowing base and not making timely interest payments, respectively, under the Credit Agreement.

On June 28, 2016, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement with the Lenders and Agent. The Amendment deleted and replaced two definitions under Section 1.1 including: (1) "Change of Control," which was amended to be the departure of both Timothy L. Stanley, the Company's Chief Executive Officer, and Pamela D. Johnson, the Company's Chief Financial Officer, from their current roles with the Company; and (2) "LLR Advance Rate," which was amended to mean the lesser of (i) 85% and (ii) the difference between (a) 100% and (b) 1.75 multiplied by the Loss to Liquidation Ratio as of the last day of the then most recently ended fiscal month. The Amendment also stated that the Company is not to permit, as of the last day of any Computation Period, the average cash collection percentage for all fiscal months during that Computation Period to be less than 3.50% as of each fiscal quarter end beginning June 30, 2016 through December 31, 2017 and not less than 3.75% thereafter.

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

Under the SSLA the aggregate notional balance outstanding under amortizing notes was $138.4 million at September 30, 2015. There were 222 amortizing term notes outstanding at September 30, 2015, with a weighted-average interest rate of 5.68%. Interest on the amortizing notes was fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate could not be less than 5.25%.  All amortizing notes had terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes was payable monthly.  In addition, we were paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  In the third fiscal quarter of 2015, uncommitted availability fees were $0.1 million.

Under the SSLA, advances outstanding under the revolving credit line were $15.4 million at September 30, 2015.  Interest on borrowings under the revolving credit line was payable monthly and was based on prime or 4.00%, whichever is greater.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. Pursuant to the MOU, the Company's senior borrowings are limited to $170.6 million, without prior approval from MCFC's primary federal regulator.

Subordinated Debt

Investment Notes

We have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $30.1 million, which includes a $0.01 million purchase adjustment at June 30, 2016, and $41.1 million, which includes a $0.04 million purchase adjustment at September 30, 2015.  The purchase adjustments relate to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These investment notes are nonredeemable before maturity by the holders, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $51,072 and $52,714, with a weighted average interest rate of 9.13% and 9.23% at June 30, 2016 and September 30, 2015, respectively.

On April 29, 2015, we filed with the SEC our post-effective amendment to remove from registration all securities that remain unsold under our amended registration statement originally filed with the SEC on January 28, 2011 (the "Registration Statement").  We subsequently filed a Form RW, on June 5, 2015, to withdraw Post-Effective Amendment No. 4 to the Registration Statement, pursuant to which no securities were sold and which was never declared effective by the SEC. We no longer offer and sell investment notes pursuant to the Registration Statement.

Series Subordinated Debt

At June 30, 2016 the Company had outstanding borrowings of $5.0 million in Series A subordinated debentures. The debentures have one, two and three year maturities at issuance with corresponding interest rates of 5.5%, 6.5% and 7.5%, respectively. The average Series A subordinated debenture payable was $80,000 with a weighted average interest rate of 8.09% at June 30, 2016.

In April 2016, the Company commenced an offering of up to $9.0 million in Series B subordinated debentures to certain investors in a private placement. The Series B offering will expire on August 31, 2016. The debentures have two, three and four year maturities at issuance with corresponding interest rates of 5.5%, 6.5% and 8.0%, respectively. At June 30, 2016 the Company had outstanding borrowings of $1.7 million in Series B subordinated debentures. The average Series B subordinated debenture payable was $75,652 with a weighted average interest rate of 7.97% at June 30, 2016.

Subordinated Debt - Parent

Our Credit Agreement allows for a line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from MCFC and is due upon demand.  The maximum principal balance on this line of credit is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of June 30, 2016 and September 30, 2015 the outstanding balance under this line of credit was zero.

Under the MOU, the Company's subordinated borrowings are limited to $44.0 million, without prior approval from MCFC's primary federal regulator.

Maturities

A summary of contractual maturities for the revolving line of credit and subordinated debt as of June 30, 2016, is as follows. The revolving line of credit maturities exclude debt issuance costs of $1.1 million. Subordinated debt maturities exclude the purchase adjustment of $0.01 million.

	Revolving Line of Credit - Banks	Subordinated Debt	Total
	(dollars in thousands)

2016	$—	$5,260	$5,260
2017	—	6,609	6,609
2018	150,000	881	150,881
2019	—	5,239	5,239
2020	—	5,011	5,011
2021 and beyond	—	13,862	13,862
Total	$150,000	$36,862	$186,862

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

On September 26, 2014, the Boards of Directors of MCB, Heights Finance Funding Co. and the Company approved self-remediation plans (the "Plans") and entered into an Affiliate Remediation Payment Agreement ("ARP Agreement"). In accordance with the Plans, remediation payments are made to certain customers impacted by the practices in question. The ARP Agreement requires, among other provisions, that all professional fees and other costs be split on a proportionate basis between affiliates based on customer remediation payments under the Plans, effective September 1, 2014.

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

Under the Plans, the Company's proportionate share of liability for customer remediation is approximately $13.5 million. The Company accrued an additional $1.0 million in fiscal year 2014 related to the estimated proportionate share of further legal, administrator, audit and data fees. As of June 30, 2016, the Company's remaining liability for remediation was $1.3 million and is reflected on the balance sheet as "Voluntary remediation payable." All planned customer mailings and payments, under the Plans, have been completed as of June 30, 2016. The Company expects the completion of Plans by the end of fiscal 2016.

NOTE 6:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND INVESTMENTS

In accordance with GAAP, fair value measurements require that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP also establishes a fair value hierarchy that categorizes into three levels the inputs to valuation techniques used to measure fair value as follows:

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

For the first nine months of fiscal 2016 and the fiscal year ended September 30, 2015 there were no significant transfers in or out of Levels 1, 2 or 3.

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

Amortizing Term Notes — The fair value of the amortizing term notes with fixed interest rates is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  If the Company’s amortizing term notes were measured at fair value in the financial statements, these amortizing term notes would be categorized as Level 2 in the fair value hierarchy.

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

Subordinated Debt — The fair value of subordinated debt is estimated by discounting future cash flows using current rates at which similar subordinated debt would be offered for the same remaining maturities. If the Company’s subordinated debt were measured at fair value in the financial statements, the subordinated debt would be categorized as Level 2 in the fair value hierarchy.

The carrying amounts and estimated fair values of our financial instruments at June 30, 2016 and September 30, 2015 are as follows:

	June 30, 2016		September 30, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents - non-restricted	$3,296	$3,296	$7,026	$7,026
Cash and cash equivalents - restricted	616	616	618	618
Net finance receivables	235,461	235,434	240,522	243,126

Financial liabilities:
Amortizing term notes	$—	$—	$138,428	$139,079
Revolving credit line - banks, net	148,895	148,895	15,425	15,425
Subordinated debt, net	36,868	40,153	41,108	44,346

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in this quarterly report of Pioneer Financial Services, Inc. (“PFSI”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in Item 1A of Part II in our quarterly report on Form 10-Q for the quarter ended March 31, 2016 and in Item 1A of Part I in our Annual Report on Form 10-K for the period ended September 30, 2015 (the "Annual Report"). If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

PFSI, a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  PFSI, with its wholly owned subsidiaries, purchases consumer loans made primarily to active-duty or career retired U.S. military personnel.  We intend to hold these consumer loans until repaid.

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

Our finance receivables are effectively unsecured and consist of loans originated by CBD or purchased from retail merchants.  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months. During the third quarter of fiscal 2016, the average size of a loan when acquired was $4,870 and had an average term of 35 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

The level of our profitability is dependent upon the quality of finance receivables we are able to acquire from CBD and upon the business and economic environments in the markets where we operate and in the United States as a whole.

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

Lending and Servicing Operations

Primary Supplier of Loans

We have retained CBD as our primary supplier of loans.  On December 23, 2015, and amended on June 28, 2016, we entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement ("LSMS Agreement") with CBD whereby we purchase loans originated by CBD and CBD services these loans on our behalf.  Under the LSMS Agreement, we have the exclusive right to purchase loans originated by CBD that meet the following guidelines:

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

To the extent CBD originates loans with these purchasing criteria; we have the exclusive right to purchase such loans.  For a description of the risks associated with these loans, see "Risk Factors" set forth in Item 1A, Part II in our quarterly report on Form 10-Q for the quarter ended March 31, 2016 and Part I, Item 1A. "Risk Factors" of our Annual Report.

Loan Purchasing

General.  The Company and CBD have more than 28 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by CBD when originating loans in this market.

For the loans we purchase, CBD uses our proprietary lending criteria and scoring model when it originates loans.  In evaluating the creditworthiness of potential customers, CBD primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and job stability. On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from CBD, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military.  The average customer loan balance was $3,768 at June 30, 2016, repayable in equal monthly installments and with an average remaining term of 23 months.

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

As a customer service, we will purchase a new loan from CBD for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 42.5% of the amount of military loans we purchased in the third quarter of fiscal 2016 were refinancings of outstanding loans compared to 34.7% during the third quarter of fiscal 2015.

Loans Purchased from CBD.   We purchase loans from CBD if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted CBD rights to use our lending system; however, we retained ownership of the lending system.  Using our proprietary lending criteria and scoring model and system, CBD originates these loans directly over the internet.  During the first quarter of fiscal 2015, CBD launched a new loan production office concept focused on technology and customer service. Loan production office personnel are available to assist customers with questions and to facilitate their loan application via the internet. Under the new loan production office concept, three offices were opened in the first nine months of fiscal 2016 and three offices were opened in fiscal 2015. Loans typically had maximum terms of 48 months and had an average origination amount of $4,870 in the third quarter of fiscal 2016.  During the first nine months of fiscal 2016 and all of fiscal 2015, we paid a $25.00 and $26.00 fee, respectively, for each loan purchased from CBD to reimburse CBD for loan origination costs.  In the third quarter of fiscal 2016, we paid CBD $0.4 million in fees in connection with CBD's origination of loans compared to $0.6 million in the third quarter of fiscal 2015. See further discussion in "Loan Acquisition."

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

On December 23, 2015, the Company and the listed affiliated entities entered into the Fifth Amended and Restated LSMS Agreement with MCB and the Agent. For fiscal year 2016, the Company pays fees for services under the LSMS Agreement that include: (1) a loan origination fee of $25.00 for each loan (not including retail installment contracts) originated by CBD and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.617% (7.40% annually) of the outstanding principal balance of loans serviced as of the last day of the month; (4) a monthly collections fee equal to 34% of amounts collected on charged-off accounts; and (5) a monthly fee equal to 125% of the actual cost for marketing and business development services.

On November 17, 2014, the Company and the listed affiliated entities entered into the Fourth Amended and Restated LSMS Agreement with MCB and UMB Bank. For fiscal year 2015, the Company paid fees for services under the LSMS Agreement that included: (1) a loan origination fee of $26.00 for each loan (not including retail installment contracts) originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.496% (5.95% annually) of the outstanding principal balance of loans serviced as of the last day of the prior month end; (4) a monthly special services fee at a rate of 125% of the cost for such services rendered in specific areas not included in the LSMS Agreement; and (5) a one-time implementation fee of $1.65 million to MCB for the costs to implement a new consumer lending system and its related system and infrastructure. The implementation fee was paid in five monthly installments, beginning October 1, 2014.

To facilitate CBD’s servicing of the finance receivables, we have granted CBD: (1) the non-exclusive rights to use certain intellectual property, including our trade names and service marks; and (2) the right to use our Daybreak loan processing system (“Daybreak”) and related hardware and software. We have also granted CBD non-exclusive rights to market additional products and services to our customers. We retain all other borrower relationships.

A formal agreement (the “Expense Sharing Agreement”) between MCFC and its consolidated subsidiaries is in place to govern the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, there are three types of expenses: (1) direct expenses (those that can be specifically identified to a party, yet are paid centrally, usually by MCFC); (2) direct cost allocations (costs incurred for the benefit of MCFC and or its subsidiaries that are not direct expenses); and (3) indirect cost allocations (those expenses incurred for the benefit of all parties and not specifically identifiable with an allocation methodology). The direct cost allocations are considered reimbursements and are based upon estimated usage of services using reliable cost indicators. The costs for MCFC services are periodically evaluated to ensure the costs are at a reasonable market rate and consistent with what an external third party may charge. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, executive compensation and remuneration, strategic planning, loan review services, risk management services, regulatory compliance support, tax department services, legal services and information technology services. The other parties to the Expense Sharing Agreement may provide office space, technology support and servicing of loans and leases.

Sources of Income

We generate revenues primarily from interest income and fees earned on the military loans purchased from CBD, which include refinanced loans. We also earn revenues from debt protection fees. For purposes of the following discussion, “revenues” means the sum of our finance income and debt protection fees.

The liability we establish for estimated losses related to our debt protection operations and the corresponding charges to our income to maintain this amount are actuarially evaluated annually and we consider this amount adequate.  If our debt protection customers die, are injured, divorced, unexpectedly discharged or have not received their pay, we will have payment obligations.

Finance Receivables

Our finance receivables are comprised of loans purchased from CBD and retail installment contracts historically purchased from our network of retail merchants.  The following table details the average note balance and the number of notes that comprise our finance receivables:

	June 30, 2016	September 30, 2015

Finance receivables:
Gross finance receivables balance	$274,852,163	$279,986,099
Average note balance	$3,768	$3,383
Total number of notes	72,944	82,765

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds.  Some states and federal statutes regulate the interest rates that may be charged to our customers.  In addition, competitive market conditions also impact the interest rates we are able to charge.

Our interest expense is sensitive to changes in general market interest rates, which directly impacts our cost of funds.  CBD voluntarily capped the interest rate at 36.0% on the loans it originates to active-duty service members. Our inability to increase the annual percentage rate earned on new and existing finance receivables restricts our ability to react to increases in cost of funds.  Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability.

The following table presents important data relating to our net interest margin as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Gross finance receivables balance	$274,852	$258,104	$274,852	$258,104
Average gross finance receivables (1)	270,025	246,033	278,686	248,748
Average interest bearing liabilities (1)	181,208	161,717	188,771	166,260
Total interest income and fees	19,703	18,112	60,896	56,016
Total interest expense	2,689	2,635	8,751	8,448

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Gross Finance Receivables.  Our gross finance receivables increased 6.5% or $16.8 million, to $274.9 million on June 30, 2016 from $258.1 million on June 30, 2015 due primarily to pricing and underwriting changes made in April 2015. In April 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model with certain credit overlays. Our supplier of loans, CBD, saw a 22.6% or $23.8 million decrease in military loan originations during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.  The decrease in loan purchases in the third quarter of fiscal 2016 was due primarily to the FICO Score 8 lending and scoring model being rolled out in the third quarter of fiscal 2015, which resulted in an initial 104.2% or $53.7 million increase in military loan purchases compared to the third quarter of fiscal 2014. The initial increase in loan purchases related to the FICO Score 8 model has since normalized in the third quarter of fiscal 2016. See further discussion in the sections titled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 99.9% of our total revenue for the third quarter of fiscal 2016 and 99.4% for the third quarter of fiscal 2015. Interest income and fees increased to $19.7 million in the third quarter of fiscal 2016 from $18.1 million for the third quarter of fiscal 2015, an increase of $1.6 million or 8.8%.  The increase was due to an increase in average gross finance receivables of 9.8%.

Interest Expense.  Interest expense in the third quarter of fiscal 2016 increased 3.8% to $2.7 million compared to $2.6 million for the third quarter of fiscal 2015.  This increase was due primarily to an increase in average interest bearing liabilities to $181.2 million, or 12.1%, in the third quarter of fiscal 2016 compared to $161.7 million in the third quarter of fiscal 2015. The increase in interest expense was partially offset by a decline in the weighted average interest rate of our interest bearing liabilities to 5.94% during the third quarter of fiscal 2016 compared to 6.52% during the third quarter of fiscal 2015.

Provision for Credit Losses.  The provision for credit losses in the third quarter of fiscal 2016 increased to $8.6 million from $5.6 million in the third quarter of fiscal 2015, an increase of $3.0 million or 53.6%.  Net charge-offs increased to $8.0 million in the third quarter of fiscal 2016 from $6.9 million in the third quarter of fiscal 2015, an increase of $1.1 million or 15.9%.  The net charge-off ratio increased to 11.9% for the third quarter of fiscal 2016 compared to 11.3% for the third quarter of fiscal 2015. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, Net.  Debt protection income, net consists of debt protection revenue, claims paid and change in benefit reserves and third-party commission expenses.  Debt protection revenue was $0.4 million in both the third quarter of fiscal 2016 and the third quarter of fiscal 2015. Claims paid and change in reserves were $0.3 million in the third quarter of fiscal 2016 compared to $0.2 million in the third quarter of fiscal 2015.

Non-Interest Expense.  Non-interest expense in the third quarter of fiscal 2016 was $8.3 million compared to $9.5 million for the third quarter of fiscal 2015, a decrease of $1.2 million or 12.6%.  Non-interest expense decreased during the third quarter of fiscal 2016 due primarily to a $2.3 million expense, recorded in the third quarter of fiscal 2015, for a settlement with Fidelity Information Services, LLC and previously capitalized consumer lending software development costs. The decrease in software development costs was offset by an increase in management and record keeping services, resulting from an increase in the monthly servicing fee rate and a 6.5% increase in gross finance receivables in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.

Provision for Income Taxes.  The Company’s effective tax rate was 51.0% in the third quarter of fiscal 2016 compared to 36.4% in the third quarter of fiscal 2015.  The increase is primarily driven by a shift in business income by the Company's subsidiaries, resulting in an overall increase in state tax expense during the third quarter of fiscal 2016.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

Gross Finance Receivables. Our gross finance receivables increased 6.5% or $16.8 million, to $274.9 million on June 30, 2016 from $258.1 million on June 30, 2015 due primarily to $215.1 million in loan purchases during the first nine months of fiscal 2016. Our supplier of loans, CBD, saw a 6.0% or $13.7 million decrease in military loan originations during the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. The decrease in loan originations was due primarily to pricing and underwriting changes made in April 2015. In April 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model with certain credit overlays. The decrease in loan purchases in the first nine months of fiscal 2016 was due primarily to the FICO Score 8 lending and scoring model being rolled out in the third quarter of fiscal 2015, which resulted in an initial 104.2%, or $53.7 million, increase in military loan purchases in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The initial increase in loan purchases related to the FICO Score 8 model has since normalized in fiscal 2016. See further discussion in the sections entitled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees. Interest income and fees represented 99.2% of our total revenue for the first nine months of fiscal 2016 compared to 99.1% for the first nine months of fiscal 2015. Interest income and fees increased to $60.9 million in the first nine months of fiscal 2016 from $56.0 million for the first nine months of fiscal 2015, an increase of $4.9 million or 8.8%. The increase was due primarily due to the increase in average gross finance receivables of 12.1%.

Interest Expense. Interest expense in the first nine months of fiscal 2016 increased 4.8% to $8.8 million compared to $8.4 million for the first nine months of fiscal 2015. This increase was primarily due to an increase in average interest bearing liabilities to $188.8 million, or 13.5%, in the first nine months of fiscal 2016 compared to $166.3 million in the first nine months of fiscal 2015. The increase in average interest bearing liabilities was partially offset by a decline in the weighted average interest rate to 6.18% for the nine months ended June 30, 2016 compared to 6.77% for the nine months ended June 30, 2015.

Provision for Credit Losses. The provision for credit losses in the first nine months of fiscal 2016 increased to $24.1 million from $19.1 million in the first nine months of fiscal 2015, an increase of $5.0 million or 26.2%. Net charge-offs increased to $23.7 million in the first nine months of fiscal 2016 from $21.9 million in the first nine months of fiscal 2015, an increase of $1.8 million, or 8.2%. The net charge-off ratio decreased to 11.3% for the first nine months of fiscal 2016 compared to 11.8% for the first nine months of fiscal 2015 due primarily to the increase in average gross finance receivables. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Debt Protection Income, Net.  Debt protection income, net consists of debt protection revenue, claims paid and change in benefit reserves and third-party commission expenses.  Debt protection revenue was $1.2 million the first nine months of both fiscal 2016 and 2015. Claims paid and change in reserves was $0.6 million in the first nine months of both fiscal 2016 and fiscal 2015.

Non-Interest Expense. Non-interest expense in the first nine months of fiscal 2016 was $25.2 million compared to $23.5 million for the first nine months of fiscal 2015, an increase of $1.7 million or 7.2%. Non-interest expense increased during the first nine months of fiscal 2016 due primarily to a $4.5 million increase in management and record keeping services fees, resulting from a 12.1% increase in average gross finance receivables and an increase in the monthly servicing fee rate. The increase in management and record keeping services in the first nine months of fiscal 2016 was partially offset by a $2.3 million consumer lending software expense recorded in the third quarter of fiscal 2015, for a settlement with Fidelity Information Services, LLC and previously capitalized consumer lending software development costs.

Provision for Income Taxes. The Company’s effective tax rate was 37.8% in the first nine months of fiscal 2016 compared to 38.6% in the first nine months of fiscal 2015. The net decrease is driven by continued changes in state apportionment factors, from a shift in business mix as a result of the mix of product revenue.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal.  Our servicer, CBD, under our supervision, analyzes our delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days.

The following table sets forth our delinquency experience as of the end of the periods presented for loans for which payments are 60 days or more past due, on a recency basis.

	June 30, 2016	September 30, 2015	June 30, 2015
	(dollars in thousands)

Gross finance receivables	$274,852	$279,986	$258,104
Gross finance receivables balances 60 days or more past due	13,573	14,262	11,268
Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables	4.94%	5.09%	4.37%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the gross finance receivable portfolio. We utilize a statistical model based on potential credit risk trends incorporating historical factors to estimate losses.  These results and management’s judgment are used to estimate inherent losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of a loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.  For a description of the risks associated with these loans, see "Risk Factors" set forth in Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2016 and Part I, Item 1A. "Risk Factors" of our Annual Report.

Charge-Off. Our charge-off policy is to charge-off loans at 180 days recency past due and greater than 30 days contractually past due. From time to time, our customers remit several loan payments in advance of the payment due date, where the loan is contractually current, but recency past due. Charge-offs can occur due to a deterioration in a customer's willingness or ability to repay when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for CBD to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on his or her loan.

The following table presents net charge-offs on finance receivables and net charge-offs as a percentage of finance receivables as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Finance Receivables:
Finance receivables charged-off	$9,158	$8,318	$27,236	$25,927
Less recoveries	(1,160)	(1,385)	(3,533)	(3,988)
Net charge-offs	$7,998	$6,933	$23,703	$21,939
Average gross finance receivables (1)	$270,025	$246,033	$278,686	$248,748
Percentage of net charge-offs to average gross finance receivables (annualized)	11.85%	11.27%	11.34%	11.76%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Former Military.  As of June 30, 2016, we had approximately $4.4 million of loans past due 60 days, on a recency basis, or 1.6% of our gross finance receivables portfolio, from customers who had advised us of their separation from the military. We had approximately $4.6 million of loans past due 60 days, on a recency basis, or 1.6% of our gross finance receivables portfolio, and $4.1 million of loans past due 60 days, on a recency basis, or 1.6% of our gross finance receivables portfolio, as of September 30, 2015 and June 30, 2015, respectively, from customers who had advised us of their separation from the military.  Net charge-offs, from customers who had advised us of their separation from the military, were $3.3 million and represented 41.1% of net charge-offs in the third quarter of fiscal 2016 compared to $3.0 million and 43.6% in the third quarter of fiscal 2015.  See our Annual Report “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets.”

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Balance, beginning of period	$28,775	$30,347	$28,957	$31,850
Finance receivables charged-off	9,158	8,318	27,236	25,927
Less recoveries	(1,160)	(1,385)	(3,533)	(3,988)
Net charge-offs	7,998	6,933	23,703	21,939
Provision for credit losses	8,598	5,573	24,121	19,076
Balance, end of period	$29,375	$28,987	$29,375	$28,987

We maintain an allowance for credit losses, which represents management’s estimate of inherent losses in the gross finance receivable portfolio.  The allowance for credit losses is reduced by actual credit losses and is increased by the provision for credit losses and recoveries of previous losses.  The provision for credit losses is charged to earnings to bring the total allowance to a level considered necessary by management.  Management considers numerous factors in estimating losses in our gross finance receivables portfolio, including the following:

•Prior credit losses and recovery experience;
•Current economic conditions;
•Current finance receivable delinquency trends; and
•Demographics of the current finance receivable portfolio.

The following table sets forth certain information about our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Average gross finance receivables (1)	$270,025	$246,033	$278,686	$248,748
Provision for credit losses	8,598	5,573	24,121	19,076
Net charge-offs	7,998	6,933	23,703	21,939
Net charge-offs as a percentage of average gross finance receivables (annualized)	11.85%	11.27%	11.34%	11.76%
Allowance for credit losses	$29,375	$28,987	$29,375	$28,987
Allowance as a percentage of average gross finance receivables	10.88%	11.78%	10.54%	11.65%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon CBD to increase its originations for our future growth.  In connection with purchasing the loans, we pay CBD a $25.00 fee for each loan originated by CBD and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in CBD’s deferred acquisition cost analysis.  Loans purchased (including refinancings) during the first nine months of fiscal 2016 decreased to $215.1 million from $228.8 million in the first nine months of fiscal 2015. The decrease in loans purchased was due primarily to pricing and underwriting changes made in April 2015. Loan originations increased in fiscal 2015 compared to fiscal 2014 and have since leveled off in fiscal 2016. On April 22, 2015, CBD modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. We modified our purchasing guidelines to accept loans originated by CBD with the FICO Score 8 model with certain credit overlays. CBD also launched a loan production office concept in the first quarter of fiscal 2015, which is focused on technology and customer service. Six loan production offices have opened since the first quarter of fiscal 2015.

The following table sets forth our overall purchases of loans, including those refinanced, as of the end of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Total loans acquired:
Gross balance	$81,406,902	$105,217,502	$215,063,848	$228,766,323
Number of finance receivable notes	16,716	23,137	47,012	54,781
Average note amount	$4,870	$4,548	$4,575	$4,176

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase military loans.  We use borrowings to fund the difference, if any, between the cash used to purchase finance receivables and the cash generated from loan repayments and operations.  An increasing portfolio balance generally leads to cash being used in investing activities. A decreasing portfolio balance generally leads to cash provided by investing activities.  Cash used in investing activities in the first nine months of fiscal 2016 was approximately $19.8 million and cash used in financing activities was $11.2 million, which was funded from $27.3 million in operating activities.  Cash used in investing activities in the first nine months of fiscal 2015 was approximately $13.1 million and cash used in financing activities was $5.0 million, which was funded by operating activities of $15.6 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our Credit Agreement.

 We keep our Credit Agreement lenders informed of any material developments with the Company and MCB's regulators. Our Credit Agreement lenders have been informed that MCB reviewed and responded to letters from the OCC regarding certain former business practices of the CBD that the OCC believes may have violated Section 5 of the Federal Trade Commission Act. MCB responded to the OCC that it does not believe the business practices rose to the level of a violation of law. On September 26, 2014, our Board adopted and approved a voluntary Remediation Action Plan (the "Plan") developed in cooperation with MCB to address certain issues identified by the OCC with respect to certain loans and related products that were originated by MCB and later sold to us or our subsidiaries.  The OCC has indicated acceptance of the Plan and management expects the completion of the Plan by the end of fiscal 2016.

Senior Indebtedness - Bank Debt.

On December 23, 2015, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions referenced in the Credit Agreement (the "Lenders"), and The PrivateBank and Trust Company ("Agent") as administrative agent for the Lenders and as syndication agent. Under the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million. Borrowing availability under the revolving credit facility is limited to eligible receivables ("Borrowing Base") as defined in the Credit Agreement. As of June 30, 2016, the Company's Borrowing Base and available revolving credit line was $163.6 million. On December 23, 2015, the Company's outstanding borrowings and accrued interest under the Secured Senior Lending Agreement ("SSLA") were paid off and replaced with borrowings of $162.4 million under the Credit Agreement. Outstanding borrowings under the Credit Agreement at June 30, 2016 were $150.0 million bearing a weighted average interest rate of 4.83%.

The Credit Agreement will terminate on December 21, 2018 or earlier, if certain events occur. The Credit Agreement gives the Company access to funding from the Lenders, who are committed severally, but not jointly, to making loans on a revolving basis from time to time, until such Lender’s commitment is terminated. Our assets secure the loans extended under the Credit Agreement for the benefit of the lenders ("Senior Debt"). Each revolving loan can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% ("Base Rate") or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of June 30, 2016, $140.0 million of LIBOR borrowings were outstanding with an interest rate of 4.69%. As of June 30, 2016, $10.0 million of Base Rate borrowings were outstanding with an interest rate of 6.75%. In addition, we are paying our lenders a fifty basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In the third fiscal quarter of fiscal 2016 non-use fees were $0.03 million. As of June 30, 2016, debt issuance costs of $1.1 million were netted with the outstanding borrowings under the revolving credit line on the balance sheet. As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at June 30, 2016 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $0.2 million at June 30, 2016.

Under the Credit Agreement, we are subject to certain financial covenants that require that we, among other things, maintain specific financial ratios and satisfy certain financial tests. These covenants and other terms, which if not complied with could result in a default under the Credit Agreement, which if not waived by our lenders, could result in the acceleration of the indebtedness evidenced by the Credit Agreement. In part, these covenants require us to: (1) maintain a minimum loss reserve amount, (2) maintain certain average cash collection percentages, (3) maintain a minimum fixed charge coverage ratio, (4) maintain leverage ratios below a maximum, and (5) limit the amount and type of additional debt we issue. There are also certain restrictions on the amount and timing of dividends we may pay. In the second and third quarters of fiscal 2016, the Company had certain unintentional defaults under the Credit Agreement that were triggered by our exceeding the allowable borrowing base and not making timely interest payments, respectively, under the Credit Agreement. The Company cured each event of default upon learning of such defaults. The Lenders waived any rights to remedies they may have been entitled to under the Credit Agreement as a result of the defaults due to exceeding the allowable borrowing base and not making timely interest payments, respectively, under the Credit Agreement. The Company believes that it is in compliance with all financial covenants under the Credit Agreement as of June 30, 2016.

On June 28, 2016, the Company entered into Amendment No. 1 to Credit Agreement (the “Amendment”) to the Credit Agreement with the Lenders and Agent. The Amendment deleted and replaced two definitions under Section 1.1 including: (1) "Change of Control," which was amended to be the departure of both Timothy L. Stanley, the Company's Chief Executive Officer, and Pamela D. Johnson, the Company's Chief Financial Officer, from their current roles with the Company; and (2) "LLR Advance Rate," which was amended to mean the lesser of (i) 85% and (ii) the difference between (a) 100% and (b) 1.75 multiplied by the Loss to Liquidation Ratio as of the last day of the then most recently ended fiscal month. The Amendment also stated that the Company is not to permit, as of the last day of any Computation Period, the average cash collection percentage for all fiscal months during that Computation Period to be less than 3.50% as of each fiscal quarter end beginning June 30, 2016 through December 31, 2017 and not less than 3.75% thereafter.

As of June 30, 2016, our credit facility had a 91.7% utilization, which may restrict future growth in our loan receivable portfolio. As of June 30, 2016, we could request up to $13.6 million in additional funds and remain in compliance with the terms of the Credit Agreement. If we cannot secure new borrowings our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. Pursuant to the MOU, the Company's senior borrowings are limited to $170.6 million, without prior approval from MCFC's primary federal regulator.

Total borrowings and availability under the Credit Agreement, as of June 30, 2016, and the SSLA, as of September 30, 2015, consisted of the following amounts as of the dates presented:

	June 30, 2016	September 30, 2015
	(dollars in thousands)

Revolving credit line:
Total facility	$170,000	$20,750
Gross balance, end of period	150,000	15,425
Maximum available credit (1)	20,000	5,325

Term notes: (2)
Voting banks	$—	$142,442
Non-voting banks	—	280
Total facility	$—	$142,722
Balance at end of period	—	138,428
Maximum available credit (1)	—	4,294

Total revolving and term notes: (2)
Voting banks	$—	$163,192
Non-voting banks	—	280
Total facility	$—	$163,472
Gross balance, end of period	150,000	153,853
Maximum available credit (1)	20,000	9,619
Credit facility available (3)	13,629	9,619
Percent utilization of voting banks	—%	94.1%
Percent utilization of the total facility	91.7%	94.1%

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

(3)
Under the Credit Agreement and as of June 30, 2016, credit facility available is limited by the borrowing base. Under the SSLA and as of September 30, 2015, credit facility available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net notes receivable ratio of 70.0%.

Subordinated Debt.

Investment Notes

We have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $30.1 million, which includes a $0.01 million purchase adjustment at June 30, 2016, and $41.1 million, which includes a $0.04 million purchase adjustment at September 30, 2015.  The purchase adjustments relate to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These investment notes are nonredeemable before maturity by the holders, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice. The average investment note payable was $51,072 and $52,714, with a weighted average interest rate of 9.13% and 9.23% at June 30, 2016 and September 30, 2015, respectively.

On April 29, 2015, we filed with the Securities and Exchange Commission ("SEC") our post-effective amendment to remove from registration all securities that remain unsold under our amended registration statement originally filed with the SEC on January 28, 2011 (the "Registration Statement").  We subsequently filed a Form RW, on June 5, 2015, to withdraw Post-Effective Amendment No. 4 to the Registration Statement, pursuant to which no securities were sold and which was never declared effective by the SEC. We no longer offer and sell investment notes pursuant to the Registration Statement.

Series Subordinated Debt

At June 30, 2016 the Company had outstanding borrowings of $5.0 million in Series A subordinated debentures. The debentures have one, two and three year maturities at issuance with corresponding interest rates of 5.5%, 6.5% and 7.5%, respectively. The average Series A subordinated debenture payable was $80,000 with a weighted average interest rate of 8.09% at June 30, 2016.

In April 2016, the Company commenced an offering of up to $9.0 million in Series B subordinated debentures to certain investors in a private placement. The Series B offering will expire on August 31, 2016. The debentures have two, three and four year maturities at issuance with corresponding interest rates of 5.5%, 6.5% and 8.0%, respectively. At June 30, 2016 the Company had outstanding borrowings of $1.7 million in Series B subordinated debentures. The average Series B subordinated debenture payable was $75,652 with a weighted average interest rate of 7.97% at June 30, 2016.

Subordinated Debt - Parent

Our Credit Agreement allows for a line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from MCFC and is due upon demand.  The maximum principal balance on this line of credit is $25.0 million.  Interest is payable monthly and is based on prime or 5.0%, whichever is greater.  As of June 30, 2016 and September 30, 2015 the outstanding balance under this line of credit was zero.

Under the MOU, the Company's subordinated borrowings are limited to $44.0 million, without prior approval from MCFC's federal regulator.

Off-Balance Sheet Arrangements. As of the end of the fiscal quarter we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our shareholder, lenders and subordinated debt holders.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended June 30, 2016, does not differ materially from that discussed under Item 7A of the Annual Report. As of June 30, 2016, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates.  Under the Credit Agreement, each revolving loan has variable interest rate components that can fluctuate with market interest rates. Each revolving loan can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar (LIBOR) market for the relevant interest period plus 4.25%. The prime rate as of June 30, 2016 was 3.50%.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes to our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In the Annual Report and our quarterly report on Form 10-Q for the quarter ended March 31, 2016, we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  There have been no material changes from the risk factors disclosed in the Annual Report and the March 31, 2016 Form 10-Q.

ITEM 6.  Exhibits

Exhibit No.	Description

10.1
Amendment No. 1, dated June 28, 2016, to Credit Agreement dated as of December 23, 2015, among Pioneer Financial Services, Inc., Pioneer Funding, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., Pioneer Military Insurance Company, the various financial institutions party thereto, and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 11, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended June 30, 2016 (ii) the Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and June 30, 2015 and (iv) Notes to Consolidated Financial Statements.

+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	August 11, 2016
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	August 11, 2016
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment No. 1, dated June 28, 2016, to Credit Agreement dated as of December 23, 2015, among Pioneer Financial Services, Inc., Pioneer Funding, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., Pioneer Military Insurance Company, the various financial institutions party thereto, and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 11, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended June 30, 2016 (ii) the Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and June 30, 2015 and (iv) Notes to Consolidated Financial Statements.

+