Form 10-K
period 2016-09-30
PIONEER FINANCIAL SERVICES INC
filed 2016-12-19
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2016
Common Stock, no par value	One Share
As of September 30, 2016, one share of the Registrant’s common stock is outstanding.  The market value of voting and non-voting common equity held by non-affiliates is zero and the registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.
FORM 10-K
 September 30, 2016

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (“Report” or “Annual Report”), including the documents incorporated herein by reference, contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “should,” “seek,” “plan,” “project,” “strategy,” “future,” “intend,” “goal,” “likely,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this Report.  You should not place undue reliance on any forward-looking statement.  Any forward -looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publically update any forward-looking statement whether as a result of new information, future developments or otherwise.

ITEM 1.                                                BUSINESS

General

Pioneer Financial Services, Inc. (“PFSI”), a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  PFSI, with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), purchases consumer loans (also referred herein as "finance receivables") made primarily to active-duty or career retired U.S. military personnel.  We intend to hold these consumer loans until repaid.

We purchase consumer loans from MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of our parent, MCFC.  MCB originates these consumer loans via the internet and loan production offices.  Loan proceeds are generally used for personal financial needs or to purchase consumer goods and services.  During the first quarter of fiscal 2015, MCB launched a new loan production office concept focused on technology and customer service. Loan production office personnel assist customers with questions and facilitate loan applications via the internet. Under the new loan production office concept, seven new offices have opened through October 2016.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

Lending and Servicing Operations

Primary Supplier of Loans

We have retained MCB as our sole supplier of loans.  We entered into the LSMS Agreement with MCB whereby we purchase loans originated by MCB and MCB services these loans on our behalf.  Under the LSMS Agreement, PFSI has the exclusive right to purchase loans originated by MCB that meet the following guidelines:

•	All borrowers are primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential borrowers must complete standardized credit applications online via the internet or through applications facilitated in loan production office locations or retail merchant locations; and

•	All loans must meet additional purchase criteria that were developed from our past loan repayment experience, which is periodically revalidated based on current portfolio performance.

To the extent MCB originates loans with these purchasing criteria; we have the exclusive right to purchase such loans.  Loans purchased from MCB are referred to as “military loans.”  See “Item 1A. Risk Factors.”

Loan Purchasing

General.  The Company and MCB have more than 29 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a proprietary scoring model based upon FICO Score 8 that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by MCB when originating loans in this market.

For the loans we purchase, MCB uses our proprietary lending criteria and scoring model when it originates loans.  Under these guidelines, in evaluating the creditworthiness of applicants, MCB primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and job stability. MCB uses credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. Our purchasing guidelines provide that we will accept loans originated by MCB with the FICO Score 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from MCB, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military. The average customer loan balance was $3,831 at September 30, 2016, repayable in equal monthly installments and with an average remaining term of 23 months. Loans typically have maximum terms of 48 months and had an average origination amount of $4,613 in fiscal 2016.  In fiscal 2016 and 2015, we paid a $25.00 and $26.00 fee, respectively, for each loan purchased from MCB to reimburse MCB for loan origination costs. In fiscal 2016, we paid MCB $1.6 million in fees connected with MCB origination of loans compared to $2.0 million in fiscal 2015.

A risk in all consumer lending and retail sales financing transactions is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record.  An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce.  Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws.  Underwriting guidelines are used at the time the customer applies for a loan to help minimize the risk of unwillingness or inability to repay.  These guidelines are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance.  We purchase loans made to consumers who fit our purchase criteria.  The amount and interest rate of the military loans purchased are set by MCB based upon its underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we will purchase a new loan from MCB for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 39.7% of the amount of military loans we purchased in fiscal 2016 were refinancings of outstanding loans.

Management and Record Keeping Services

We have retained MCB to provide management and record keeping services in accordance with the LSMS Agreement.  MCB services our finance receivables and we pay fees for these management and record keeping services.  Also, as part of its compensation for performing these management and record keeping services, MCB retains a portion of ancillary revenue, including late charges and insufficient funds fees, associated with these loans.

On December 23, 2015, the Company and the listed affiliated entities entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement ("LSMS Agreement") with MCB and the Agent. For fiscal year 2016, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $25.00 for each loan (not including retail installment contracts) originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.617% (7.40% annually) of the outstanding principal balance of loans serviced as of the last day of the month; (4) a monthly collections fee equal to 34% of amounts collected on charged-off accounts; and (5) a monthly fee equal to 125% of the actual cost for marketing and business development services.

To facilitate MCB’s servicing of the finance receivables, we have granted MCB: (1) the non-exclusive rights to use certain intellectual property, including our trade names and service marks; and (2) the right to use our Daybreak loan processing system (“Daybreak”) and related hardware and software. We have also granted MCB non-exclusive rights to market additional products and services to our customers. We retain all other borrower relationships.

A formal agreement (the “Expense Sharing Agreement”) between MCFC and its consolidated subsidiaries is in place to govern the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, there are three types of expenses: (1) direct expenses (those that can be specifically identified to a party, yet are paid centrally, usually by MCFC); (2) direct cost allocations (costs incurred for the benefit of MCFC and or its subsidiaries that are not direct expenses); and (3) indirect cost allocations (those expenses incurred for the benefit of all parties and not specifically identifiable with an allocation methodology). The direct cost allocations are considered reimbursements and are based upon estimated usage of services using reliable cost indicators. The costs for MCFC services are periodically evaluated to ensure the costs are at a reasonable market rate and consistent with what an external third party may charge. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, executive compensation and remuneration, strategic planning, loan review, risk management, regulatory compliance support, tax, legal and information technology services. The other parties to the Expense Sharing Agreement may provide office space, technology support and servicing of loans and leases.

Credit Loss Experience

We closely monitor portfolio delinquency and loss rates in measuring the quality of our portfolio and the potential for credit losses.  We attempt to control customer delinquencies through careful evaluation of the loans we purchase and credit history at the time the loan is originated, and we continue this evaluation during the time MCB services the loan, including through collection efforts after charge-off has occurred.

Debt Protection Feature

In 2010, MCB began offering a debt protection feature to customers.  If our customers who purchased the debt protection feature are killed, injured, divorced, unexpectedly discharged or have not received their pay, we will have payment obligations.  The liability we establish for possible claims related to debt protection coverages and the corresponding charges to claims benefit expense are evaluated quarterly.  Effective September 15, 2016, MCB ceased offering debt protection coverages. Our future non-interest income will be adversely affected by MCB's cessation of offering the debt protection feature to customers.

Regulation

General

MCB is subject to extensive regulation, supervision and licensing by the Office of the Comptroller of the Currency (“OCC”), Consumer Financial Protection Bureau (“CFPB”) and various state agencies.  Failure to comply with these requirements can lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. If MCB cannot make loans to active-duty, career retired U.S. military personnel or veterans with prior loan history with us, this will have a material adverse impact on our business, results of operations and cash flow. For a discussion of the laws, regulations and governmental supervision by state and federal agencies in the conduct of our business operations. See “Item 1A. Risk Factors.”

Financial Reform Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010 and many provisions became effective in July 2011.  This financial reform law has changed the current regulatory environment and has affected the lending, deposit, investment, trading and operating activities of financial and depositary institutions and their holding companies and affiliates.  See “Item 1A. Risk Factors.”

Other Regulations

Because we purchase finance receivables, we are obligated to comply with the Gramm-Leach-Bliley Act (the “GLB Act”), which contains comprehensive consumer financial privacy restrictions.  Various federal enforcement agencies, including the Federal Trade Commission (“FTC”), have issued final regulations to implement the GLB Act.  These restrictions fall into two basic categories.  First, we must provide various notices to customers about privacy policies and practices.  Second, the GLB Act restricts us from disclosing non-public personal information about the customer to non-affiliated third-parties, with certain exceptions.  If we violate this law, regulators may require us to discontinue disclosing information improperly and, in certain circumstances, customers may have a private right of action if such disclosure is made without the consent of the customer.  We are also subject to federal and state securities and disclosure laws and regulations. MCB must also comply with both state and federal credit and trade practice statutes and regulations.

The Department of Defense adopted certain amendments to the Military Lending Act (the “MLA”) in July 2015, which became effective in October 2015, and required compliance beginning in October 2016. The new rules provide additional consumer credit protection for active-duty service members. The MLA was enacted in 2006 and capped annual interest rates at 36% for certain payday, vehicle title, and refund anticipation loans. The newly adopted rules extend these MLA protections, including the 36% to a wider range of credit products to forms of credit that are subject to the Truth in Lending Act, including credit cards, vehicle title loans, deposit advance loans, installment loans, refund anticipation loans and unsecured open lines of credit. MCB voluntarily capped the interest rate at 36% on the loans it originates to active-duty service members when the MLA was enacted in 2006.

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

Competition

We, along with our primary vendor, MCB, compete nationally with independent finance companies, banks, thrifts, credit unions, credit card issuers, leasing companies, manufacturers, and vendors. Among our competitors are larger consumer finance companies that operate on a nationwide basis, as well as numerous regional and local consumer finance companies. We are also in direct competition with some companies that, like us, exclusively market products to military personnel. Some of these competitors are large companies that have greater capital, technological resources, and marketing resources than us. These competitors may also have access to additional capital and funding at a lower cost.

Competition also varies by delivery system and geographic region. For example, some competitors deliver their services exclusively via the internet, while others exclusively through a branch network.  In addition, MCB competes with other banks and consumer finance companies on the basis of overall pricing of loans, including interest rates and fees and general convenience of obtaining the loan.

Seasonality

Our purchases of finance receivables from MCB follows seasonal trends. MCB typically experiences highest loan volume during the third and fourth fiscal quarters, which we believe is largely due to customers borrowing during the back to school season and in connection with holiday spending. Consequently, we experience significant seasonal fluctuations in our operating results and cash and liquidity needs.

Employees

MCB employees perform services for us and we pay management and record keeping services fees to MCB.  Our executive officers are MCFC and Heights employees. A portion of their compensation is charged to PFSI for services rendered. We had no employees as of September 30, 2016.  From time to time, however, we engage certain consultants on a contract basis.

As of September 30, 2016, Timothy L. Stanley, Chief Executive Officer, Gary McQuain, Chief Administrative Officer and Pamela D. Johnson, Chief Financial Officer, were our sole executive officers and are responsible for our policy-making decisions.  None of these officers are directly compensated by us, but we rather pay to MCFC certain amounts described in Item 11 of Part III herein. Ms. Johnson is an employee of Heights Finance Corporation ("Heights"), a wholly owned subsidiary of MCFC.  Mr. Stanley and Mr. McQuain are employees of MCFC. MCB provides compensation and remuneration for services to all the employees of MCB that provide services to PFSI. We pay fees to MCB for management and record keeping services. MCFC and Heights provide compensation and remuneration for services to all the employees of MCFC and Heights that provide services to PFSI.  We have an expense sharing agreement with MCFC. See "Management and Record Keeping Services" herein for further information.

Availability of Reports, Certain Committee Charters and Other Information

We make our Securities and Exchange Commission (“SEC”) public filings available on our website, www.investpioneer.com. We have this information available in an extensible business reporting language (“XBRL”). The information contained on, or that can be accessed through, the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. The Company has included its website address as a factual reference and does not intend it as an active link to its website.

The SEC maintains an internet site at www.sec.gov that contains reports and other information about us. We will also provide printed copies of all our SEC filings upon request to Pioneer Financial Services, Inc., 4700 Belleview Ave, Suite 300, Kansas City, Missouri 64112, Attention: Investments.

ITEM 1A.     Risk Factors

Our operations are subject to a number of risks, including but not limited to those described below. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected.

We rely on debt financing under a credit facility originally established in December 2015 to provide us with liquidity, which contains limits on the amount of available credit from our bank group facility and from our regulators. We have experienced defaults under the credit facility. We have a maximum amount of available credit, which limits the amount of debt funding we receive from our bank group and could have a material adverse effect on our results of operations and financial condition.

We use debt financing to provide us with liquidity to purchase loans. To procure and maintain this financing, we are required to comply with various restrictive covenants and limits on the amount of available credit. The Company entered into a Credit Agreement, (the “Credit Agreement”) with various financial institutions on December 23, 2015, as amended on June, 28, 2016. Under the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million. As of September 30, 2016, the Company had $158.0 million, in outstanding borrowings under the Credit Agreement. The Credit Agreement gives the Company access to funding from the Lenders, who are committed severally, but not jointly, to making loans on a revolving basis from time to time, until such Lender’s commitment is terminated. Borrowing availability under the revolving credit facility is limited to the Borrowing Base, as defined in the Credit Agreement. As of September 30, 2016, the Company's Borrowing Base and available revolving credit line was $162.8 million. As of September 30, 2016, our credit facility had a 97.1% utilization, which may restrict future growth in our loan receivable portfolio. As of September 30, 2016, we could request up to $4.8 million in additional funds and remain in compliance with the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants and other terms, which if not complied with could result in a default under the Credit Agreement. A default, if not waived by our lenders, could result in the acceleration of the indebtedness evidenced by the Credit Agreement. In such an event, we may be unable to timely repay the indebtedness, obtain replacement financing and the lenders may have other rights and remedies which if exercised could result in materially adverse impact on our ability to operate our business. Further, if we cannot secure new borrowings our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition. Available credit limits may inhibit the way we operate our business and thus have a material adverse effect on our results of operations and financial condition. Since we entered into the Credit Agreement the Company had certain unintentional defaults under the Credit Agreement which were triggered by our exceeding the allowable Borrowing Base under the Credit Agreement and failing to make monthly interest payments in a timely manner. The Company was able to cure the defaults promptly upon learning of the defaults. The Lenders have waived any rights to remedies they may have been entitled to under the Credit Agreement as a result of the defaults triggered by exceeding the allowable Borrowing Base. The Lenders were notified of the untimely interest payments and the Lenders waived their rights to enforce the remedies that would have been available to them under the Credit Agreement. If the Company were to default under any provision of the Credit Agreement in the future, there can be no guarantee that the Company would receive similar waivers from the Lenders and the Lenders could choose to enforce all rights applicable to the default, including for certain defaults the acceleration of the payment of all outstanding borrowings. If the Lenders were to enforce their rights in such a manner, our ability to operate our business or obtain financing on other suitable terms could be adversely impacted.

We and MCB are subject to extensive laws, regulations and governmental supervision by federal and state agencies in the conduct of our business operations. Complying with such regulation, which are intended to protect borrowers and depositors, is costly and time consuming. Failure to comply with such regulations could result in further restrictions on our business, damage our reputation, and have an adverse effect on our business, results of operations, and financial condition.

We, as a wholly owned subsidiary of a savings and loan holding company, and MCB, are currently supervised by the Federal Reserve Bank of Atlanta (the “Federal Reserve”) and the OCC, respectively. Our loan purchasing operations, MCB’s lending and servicing operations are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on operations, including the requirement to obtain and maintain certain licenses and qualifications. These regulations are primarily designed to protect depositors, borrowers and the financial system as a whole. We are also regulated by state and federal securities regulators, and will continue to be as long as our investment notes are outstanding. These laws and regulations govern or affect, among other things:

•the manner in which MCB may offer and sell products and services;

•the interest rates that may be charged our customers;
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
On September 2, 2015, MCFC entered into a confidential and informal Memorandum of Understanding ("MOU") with its primary federal regulator. This MOU replaced and superseded a prior MOU with the Office of Thrift Supervision (the "OTS") that was dated February 26, 2009. The MOU requires MCFC through its board of directors to comply with the requirements of the MOU.  The MOU, among other things, contains certain restrictions and limitations on MCFC and certain of its direct and indirect subsidiaries, including restrictions on PFSI’s ability to incur debt or issue additional debt securities beyond certain limits without the prior approval of the Federal Reserve. Such limits, in the opinion of PFSI, would allow PFSI to continue to operate its business consistent with its past practices. The MOU is an informal agreement and is not publicly available. The provisions of the MOU require MCFC and certain subsidiaries including PFSI to take certain actions to comply with the MOU.  Non-compliance with the MOU could result in a formal enforcement action or may cause our regulators to seek additional restrictions on MCFC or its subsidiaries. A formal enforcement action, the imposition of additional restrictions or the failure by the Federal Reserve to provide a consent on any restricted activity could have a material adverse impact on our ability to issue additional debt securities, incur debt, fund our operations and could have a material adverse impact on our business, results of operations, financial condition and cash flow and could require us to change our business model.
As long as our investment notes are outstanding, we are subject to federal and state securities laws and regulations and failure to comply with or changes in such laws and regulations may adversely affect us.

We are regulated by state and federal securities regulators. These regulations are designed to protect investors in securities (such as subordinated debt) that we sell. Congress, state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation, implementation and enforcement of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of securities we may issue or increasing substantially the disclosure required by us.

Compliance with new and existing laws and regulations may increase our costs, reduce our revenue and increase compliance challenges.
   Under the current regulatory environment, bank and thrift holding companies, financial institutions and their non-banking affiliates are subject to significant legislative oversight and regulation. We expect this oversight and regulation of our business and our affiliates' businesses to continue to expand in scope and complexity. Accordingly, as required under the Dodd-Frank Act, the Federal Reserve, the OCC and the CFPB have increased the scope of their examinations of banks, thrifts, holding companies and their non-banking affiliates. In connection with these examinations, regulators have begun identifying areas in which lenders could improve lending practices and disclosures to borrowers in connection with charging fees, collecting accounts and offering financial products, among other practices.
We are working diligently to institute best practices and to ensure that those from whom we purchase military loans provide clarity and transparency to existing and potential customers. However, a wide and increasing array of banking and consumer lending laws applies to almost every aspect of our business. The complexity of the regulations issued in connection with the Dodd-Frank Act and the need for additional rulemaking creates ambiguity as to whether the charging of fees, offering of financial products and certain other practices were done in a sufficiently transparent manner.
Changes in laws or regulations, the interpretation thereof or the enforcement priorities of our regulators may have an adverse effect on our overall business, results of operations and financial condition, even in the event such changes are only directly applicable to MCB.
Recently adopted changes to the Military Lending Act and a policy change to the Government Allotment System required changes to our business operations that may adversely affect our financial position and results of operations.
The Department of Defense adopted certain amendments to the Military Lending Act (the “MLA”) in July 2015, which required the Company begin complying in October, 2016. The new rules provide additional consumer credit protection for active-duty service members. The MLA was enacted in 2006 and capped annual interest rates at 36% for certain payday, vehicle title, and refund anticipation loans. The rules extend these MLA protections, including the 36% interest rate cap to a wider range of credit products, including credit cards, vehicle title loans, deposit advance loans, installment loans, refund anticipation loans and unsecured open lines of credit. MCB voluntarily capped the interest rate at 36% on the loans it originates to active-duty service members when then MLA was enacted in 2006. The MLA amendments may decrease our interest income in the future and thus adversely affect our future results of operations and financial position. The MLA amendments will adversely affect our non-interest income in the future.
The Government Allotment System policy change was effective on January 1, 2015 and prohibits active-duty service members from using new allotments to purchase, lease, or rent personal property. A portion of the loans we purchase are made to active-duty service members who use the loan proceeds to purchase personal property or consumer goods. MCB services loans on behalf of the Company and collects loan payments through the Government Allotment System. This may decrease MCB’s ability to collect loan payments on our behalf and could increase our credit losses and adversely affect our business, results of operations, financial condition and cash flow. Although current allotments are not affected, we are likely to see a decline in loan payments received through the Government Allotment System as a result of this policy change.
The Dodd-Frank Act resulted in new regulations and also authorized the CFPB to adopt rules and regulations that have increased our cost of operations and could potentially have an impact on MCB's ability to offer short-term consumer loans, adversely affecting our operations and financial performance.
We are unable to predict what the final form of those rules will be when fully implemented by the respective regulatory agencies. Certain aspects of the legislation, including, without limitation, the costs of compliance with disclosure and reporting requirements and examinations, have had a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes would affect us. However, the regulatory burden and cost of compliance with the federal regulations, and with state statutes and regulations that were previously preempted, have increased significantly since the adoption of the Dodd-Frank Act.
The CFPB may target specific features of loans or loan practices, such as refinancing, by rulemaking that could cause us to cease offering certain products or engaging in certain practices. Any such rules may have an adverse effect on our business, results of operations, and financial condition. If the CFPB or one or more state or federal officials find that we or MCB have violated laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us. Any exercise by a state or federal regulator or other official of its enforcement powers against MCB would also have an indirect material adverse effect on us by limiting the amount of loan products which we may be able to purchase from MCB in the future.

State regulators may take actions that adversely affect our business.
As a federal savings bank, MCB is exempt from state licensing and most state regulatory requirements. However, as a result of regulatory changes resulting from the Dodd-Frank Act, as purchaser of certain consumer loans originated by our affiliate, MCB, we are subject to various state licensing requirements and certain state consumer protection laws. State regulators may assert that certain state statutes or regulations apply to us or to loans purchased by us from MCB. State regulators may take actions against us, MCB or MCFC, seeking to enforce state statutes and regulations that could adversely affect our business (including reduced loan volume and damage to our reputation), results of operations, financial condition and cash flow.
Changes in the organizational and corporate structure to MCFC or its subsidiaries or our ability to access services and products from MCFC or its subsidiaries may have adverse impact on our business.
Our business relies exclusively on purchasing loans from MCB, which is a subsidiary of MCFC. We also rely on MCB to provide servicing for the loans after they are purchased. In addition, we rely on MCFC for many corporate and organizational services that would normally be performed by a company’s own employees. As such, we are engaged in various transactions which are related party transactions and are subject to multiple risks, including that we rely on the maintenance of the financial and business relationships with MCFC and its subsidiaries, particularly MCB. Any changes in MCFC’s organizational or corporate structure, particularly changes with MCB, could result in a material change in operations and may materially alter our ability to access loans to purchase and subsequently service. Further, if we experienced a termination or reduction in loans available to purchase from MCB, there could be no guarantee that our business model could continue as predicted and we may suffer a significant adverse impact on our financial condition.
We may experience reduced availability under our Credit Agreement.
We currently fund our operations in large part through borrowings under the Credit Agreement. We cannot guarantee that such financing will be available in the future. Our borrowings are made by numerous lenders party to the Credit Agreement, each of which has a commitment to lend limited to their pro-rata portion of the overall commitment in the Credit Agreement. Our ability to borrow under the Credit Agreement can be limited by a number of factors, including our current Borrowing Base, our compliance with certain financial covenants and other representations and warranties, including representations and warranties made by MCFC and certain other direct or indirect subsidiaries of MCFC.
Further, if any Lender were to choose not to provide funding to us in the future for any reason, our liquidity may be insufficient to satisfy our capital needs, and our rights to replace that Lender or obtain increased borrowing from the other existing Lenders under the Credit Agreement may not be a sufficient remedy. In such case, we may need to raise capital or funding from other sources. There is no assurance that alternative sources of liquidity will be available to us, and thus we may not be able to repay our indebtedness when it becomes due or meet our other cash needs.
Changes in the financial or business condition of MCFC or its subsidiaries, other than PFSI may constitute an event of default under the Credit Agreement.
In connection with the execution of the Credit Agreement, MCFC entered into a Guarantee of the indebtedness evidenced by the Credit Agreement. MCFC also guarantees the debt of its other consolidated subsidiaries. The Credit Agreement requires that certain affiliates of the Company and MCFC remain in compliance with certain covenants and representations and warranties. As such, changes in the financial condition of any of MCFC’s other subsidiaries may result in a breach or default of one or more representation, warranty or covenant regardless of the direct financial condition of the Company. Some such conditions are matters for which MCFC and the Company may have limited ability to control. In such an event, the Company may be in default under its Credit Agreement, which could give the Lenders the ability to seek remedies including the acceleration of the indebtedness. There is no assurance that alternative sources of liquidity will be available to us.
We may experience limited availability of financing and fluctuation in our funding costs.
Over the past several years, events in the debt markets and the economy generally have caused significant dislocations, illiquidity and volatility in the domestic and wider global financial markets. The severity of the downturn and weak recovery in the general economy has affected the financial strength of many banks and retailers. Future economic downturns or continued weakness in the economic recovery may adversely affect the financial resources of such institutions. The profitability of our business and our ability to purchase loans currently depends on our ability to access funding at competitive rates, and we cannot guarantee that such financing will be available in the future. Further, our Credit Agreement provides for variable interest rates, and if interest rates were to increase during the term of the Credit Agreement our cost of borrowing could similarly increase. The increased interest expense could have an impact on the profitability of our business and may adversely impact our results of operations. If our existing sources of liquidity become insufficient or too costly to satisfy our financing needs or our access to these sources become restricted, we may need to obtain funding from other sources. There is no assurance that alternate sources of liquidity at desirable rates and on acceptable terms will be available to us.

We rely on debt funding to provide us with liquidity, which contains restrictive covenants. These restrictive covenants could have a material adverse effect on our results of operations and financial condition.

We use debt financing to provide us with liquidity. To procure and maintain this financing, we are required to comply with various restrictive covenants. Such covenants may inhibit the way we operate our business and thus have a material adverse effect on our results of operations and financial condition. We may incur additional indebtedness in the future, which may contain more restrictive covenants. Our failure or inability to comply with such covenants could result in defaults under the Credit Agreement and limit our ability to access necessary liquidity. In such case, we may be subject to additional remedies from our Lenders including the acceleration of our indebtedness and may need to raise funding from other sources. There is no assurance that alternative sources of liquidity will be available to us.
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
During an economic downturn or recession, credit losses generally increase and demand for credit products often decreases. Declining asset values, defaults on consumer loans, and the lack of market and investor confidence, as well as other factors, could contribute to a decrease in liquidity during an economic downturn. As a result of these factors, some banks and other lenders could suffer significant losses, and the strength and liquidity of many financial institutions worldwide could weaken. Additionally, the costs we incur for loan servicing and collection services may increase as we may have to expend greater time and resources on these activities. Our purchase criteria, policies and procedures, and product offerings may not sufficiently protect our growth and profitability during a sustained period of economic downturn or recession. Any sustained economic downturn could adversely affect the financial resources of our customers and may result in the inability of our customers to make principal and interest payments on, or refinance, the outstanding debt when due.
 A reduction in demand for products and our failure to adapt to such reduction could adversely affect our business and results of operations.

The demand for the products MCB offers may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products, or the availability of competing products. Should MCB fail to adapt to significant changes in customer demand for, or access to, its products, our revenues could decrease significantly and our operations could be harmed. Even if MCB makes changes to existing products or introduces new products to fulfill customer demand, customers may resist or reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and by that time, it may be too late to make further modifications to such products without causing further harm to our business, results of operations, and financial condition.

We currently lack product and business diversification; as a result, our revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.
Our primary business activity is purchasing consumer loans and historically retail installment contracts, on a worldwide basis, made primarily to active-duty, career retired U.S. military personnel or veterans with prior loan history with us. We intend to hold these consumer loans and retail installment contracts until repaid. Thus, any developments, whether regulatory, economic or otherwise, that would hinder, reduce the profitability of or limit our ability to operate on the terms currently conducted would have a direct and adverse impact on our business, profitability and perhaps even our viability. Our current lack of business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many other companies whose operations are more diversified.
Changes in United States government priorities may affect defense spending and could cause the size of the United States military to decrease. In such an event, our customer base may suffer a corresponding contraction and our current military customers may face increased difficulties in repaying outstanding obligations. Further, any announced military drawdown, or even the perception by military personnel that a future drawdown may occur, may cause an immediate decrease in demand for our and MCB's products. The occurrence of any of these events may have a material adverse impact on our business, financial condition, and results of operations.

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
Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to adapt successfully to regulatory and technological changes within the financial services industry generally;

•	the ability to develop, maintain, and build upon long-term customer relationships based on top quality service and high ethical standards;

•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

•	the rate at which MCB introduces new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

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
We contract with MCB to provide collection services pursuant to the LSMS Agreement, as amended. Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased loan losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts. In addition, the consumer loans that we hold are not secured by collateral or guaranteed or insured by any third-party, making it more difficult for us to fully collect on our loan portfolio. Since the loans are unsecured, borrowers may choose to repay other obligations before repaying loans to us because our borrowers have no collateral at risk. Further, given the relatively small size of some of our loans, the costs of collecting a loan may be high relative to the amount of the loan. Further, as military personnel anticipate not being able to reenlist, many may become more financially conservative, potentially resulting in their stopping payment on current loans and/or resulting in a reduction of demand for future loans. As of September 30, 2016, we had approximately $17.4 million, or 6.2% of our total portfolio, from customers who advised us of their separation from the military prior to repaying their loan. If that amount increases or the number of customers who separate from the military prior to their scheduled separation date materially increases, our credit losses may increase. This would have a material adverse effect on our business, cash flow, results of operations and financial condition.
Security breaches, cyber-attacks, interruption of our information systems or fraudulent activity could result in damage to our operations or lead to reputational damage.
We rely heavily on communications and information systems to conduct our business. Security breaches or cyber-attacks with respect to our, MCB's or MCFC's facilities, computer networks, and databases could cause harm to our business and reputation and result in a loss of customers. We have instituted security measures to protect our systems and to assure our customers that these systems are secure. However, we may still be vulnerable to theft and unauthorized entry to our facilities, computer viruses, attacks by hackers, or similar disruptive problems. We and our affiliates, including MCB rely on third party vendors for certain payment and information systems. We rely on those third parties to maintain reliable and secure information technology systems. Our ability to review and confirm the sufficiency of such systems is limited. As such, our third-party contractors and vendors also may experience security breaches involving the storage and transmission of proprietary and customer information. If unauthorized persons gain access to our databases, they may be able to steal, publish, delete, or modify confidential and customer information (including personal financial information) that is stored or transmitted on our networks. If a third-party were to misappropriate this information, we potentially could be subject to both private and public legal actions, as we are subject to extensive laws and regulations concerning our use and safeguarding of this information. Any security or privacy breach could adversely affect our business, financial condition, and results of operations, including in the following ways:

•	deterring customers from using our products and services;

•	decreasing our revenue and income as a result of system downtime caused by a breach or attack;

•	deterring third-parties (such as other financial institutions) from supplying us with information or entering into relationships with us;

•	harming our reputation generally and in the markets we serve;

•	exposing us to financial liability, legal proceedings (such as class action lawsuits), or regulatory action; or

•	increasing our operating expenses to respond to and correct problems caused by any breach of security, including in connection with potential legal proceedings or responding to regulatory action.

In addition, we periodically upgrade or replace existing systems, vendors and technology infrastructure and such changes could result in disruptions in performance, compatibility, reductions in efficiency, the unavailability of necessary networks, delays and failures in our information systems. Any failure, interruption, or breach in security of our information systems, including any failure of our back-up systems, may also result in failures or disruptions in customer relationship management, general ledger, loan, and other systems on which we rely and could subject us to additional regulatory scrutiny, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, we may not be able to immediately detect any such failure or breach, which may increase the losses that we would suffer.
We are exposed to credit risk.
Our ability to collect on loans depends on the willingness and ability of our borrowers to repay. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. We cannot be certain that the credit administration personnel, policies, and procedures of MCB will adequately adapt to changes in economic or any other conditions affecting customers and the credit quality of the loan portfolio.
Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take additional charges to our earnings and adversely impact our financial condition and results of operations.
Management determines our allowance for loan losses based upon an analysis of general market conditions, the credit quality of our loan portfolio, and the performance of our customers relative to their financial obligations with us. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. The amount of future credit losses is susceptible to changes in economic, operating, and other conditions, which may be beyond our control, and such losses may exceed our estimated allowance for loan losses. There can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio further deteriorates.

We are dependent on our key officers and the loss of services of any member of our team may have an adverse effect on our operations.
Our success depends in large part on the retention of our key officers, including: Timothy L. Stanley, our Chief Executive Officer, Pamela D. Johnson, our Chief Financial Officer, and Gary L. McQuain, our Chief Administrative Officer. The loss of one or more of our executive officers could have a material adverse impact to us. There is no assurance that we will be able to retain our current key officers or attract additional officers as needed.
Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key personnel and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term customer relationships and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have an adverse effect on our business, financial condition and results of operations.

We face risks of interest rate fluctuations, and if we are not able to adequately protect our portfolio from changes in interest rates, our results of operations could be adversely affected and impair our ability to pay interest and principal on the investment notes.
Our earnings are significantly dependent on our net interest income, as we realize income primarily from the difference between the rate of interest we receive on the loans we own and the interest rate we must pay on our outstanding bank debt and subordinated debt, including the investment notes. We may be unable to predict future fluctuations in market interest rates, which are affected by many factors, including inflation, economic growth, employment rates, fiscal and monetary policy and disorder and instability in domestic and foreign financial markets. Sustained, significant increases in market rates could unfavorably impact our liquidity and profitability. Any significant reduction in our profitability would have a material adverse impact on our business, results of operations, financial condition and cash flow. This would also diminish our ability to pay interest and principal on our outstanding investment notes.

MCB has in place policies and procedures for underwriting, processing, and servicing loans that are subject to potential failure or circumvention, which may lead to greater loan delinquencies and charge-offs.
All of MCB's underwriting activities and credit extension decisions for the loans we purchase are made at its Nevada branch. MCB trains its employees to make loans that conform to its underwriting standards and our purchase criteria. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management, and customer relations. Although MCB has standardized employee manuals, MCB primarily relies on supervisors to train and supervise employees, rather than centralized or standardized training programs. Therefore, the quality of training and supervision may vary depending upon the amount of time apportioned to training and supervision and individual interpretations of operating policies and procedures. MCB cannot be certain that every loan is made in accordance with its underwriting standards and rules and our purchasing criteria. MCB has experienced prior instances of loans extended that varied from its underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced.
 In addition, MCB's underwriting decisions are based on information provided by customers and counterparties, the inaccuracy or incompleteness of which may adversely affect our results of operations. In deciding whether to extend credit or enter into other transactions with customers and counterparties, MCB relies on information furnished to them by or on behalf of customers and counterparties, including financial information. MCB and retail merchants also rely on representations of customers and counterparties as to the accuracy and completeness of that information. Our earnings and our financial condition could be negatively impacted to the extent the information furnished to our vendors by and on behalf of customers and counterparties is not correct or complete.
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
MCB may modify underwriting and servicing standards and does not have to lend to the customers who traditionally have met our business model and lending criteria, which may have a material adverse effect on our business operations, cash flow, results of operations, financial condition and profitability.
We have the exclusive right to purchase all the loans made to U.S. active-duty military or retired military that are originated by MCB and that meet our business model, systems and our purchasing criteria. In addition, we have retained MCB to service all loans we own. However, MCB is not obligated to continue originating loans that meet our purchasing criteria. MCB has the right to modify its lending criteria, systems and models. MCB may also originate for its own account loans that are not deemed to be military loans made in the ordinary course of business as previously conducted by us. If MCB modifies the models significantly, we may not be willing to purchase such loans. No assurance can be given that if MCB modifies the lending criteria and business models and systems that these modifications would be successful. Any such modifications may have a material adverse impact on our business, financial condition and results of operations.
A significant portion of MCB's loan customers are active-duty military or federal government employees who could be instructed not to do business with MCB or us, our access to the Government Allotment System could be denied or amended, or the federal government could significantly reduce active-duty forces.
When deemed to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level determine the Company's internet site to be off limits, we and MCB would be unable to do new business with the potential customers they command or supervise.
Additionally, approximately 21% of our borrowers make their monthly loan payments through the Government Allotment System. A policy change for the Government Allotment System prevented new allotments from being made after January 1, 2015 for the purchase, lease, or rent of personal property. This policy change is likely to adversely affect our business. Moreover, military commanders or federal employee supervisors could deny those they command or supervise access to these programs, increasing our credit risk on the loans we own. The federal government also establishes troop levels we could be adversely affected if these levels were significantly reduced. Without access to sufficient new customers or to the Government Allotment System, MCB may be forced to discontinue lending to the U.S. military, and we may be forced to liquidate our portfolio of loans.

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
 As of September 30, 2016, our sole shareholder, MCFC, owned the outstanding share of our common stock. Accordingly, MCFC is able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the investment notes. The Credit Agreement, among other things, limits the amounts that we can pay to MCFC each year. The Credit Agreement prohibits us from paying MCFC dividends in excess of 50% of the consolidated net income for each fiscal year, provided that the company remains in compliance with its covenants and no event of default exists or would exist after the payment. The Company may also make payments under the LSMS, the Expense Sharing Agreement and Affiliate Fee Sharing Agreement provided that no events of default exist or would exist following any such payment.
We purchase loans that were made primarily to the military market, which traditionally has higher delinquencies than customers in other markets, resulting in higher charge-offs, a reduction in profitability and impairment of our ability to pay interest and principal on the investment notes.
A large portion of our loan customers are unable to obtain financing from traditional sources due to factors such as their age, frequent relocations and lack of credit history. Historically, we have experienced higher delinquency and charge-off rates than traditional financial institutions. When we purchase loans, we depend on underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers. However, these standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies or losses on the loans we own could reduce our profitability and have a material adverse impact on our business, financial condition and results of operations. Such adverse effects could also restrict our ability to pay interest and principal on our outstanding investment notes.
If a large number of borrowers are wounded in combat, our profits may be adversely affected.
The debt protection feature on loans that we purchased prior to September 15, 2016 will cancel the outstanding debt of our customer's loan in the event of accidental loss of life or disability for loans originated by MCB with this feature. The debt protection feature includes additional covered events such as unforeseen military discharge, divorce and in certain instances where our customers do not, under no fault of the customer, receive pay ("no-pay-due"). These events trigger payment of the loan as they become due during a customer's disability due to illness or injury, including war-related injuries, and pay the balance in the event of death, including war-related fatalities. Therefore, if a large number of borrowers are injured and disabled in combat, our profitability would be impaired, which could have a material adverse impact on our business, results of operations, financial condition and cash flow and may impair our ability to pay interest and principal on our outstanding investment notes. Beginning September 15, 2016 we ceased purchasing loans with the debt protection feature.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.                                                PROPERTIES

As of September 30, 2016, the Company has a sublease agreement with MCB for its office location in Kansas City, Missouri. At any time after the occurrence of a default by MCB under the lease, the Company may, at its option, elect to make all rental payments and other charges due under the lease directly to the landlord.

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

PART II

ITEM 5.                                               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our outstanding share of common stock is held by MCFC and, accordingly, there is no established public trading market for it and we therefore have only one registered holder.  We have not sold or repurchased any of our common stock since our acquisition by MCFC.  During fiscal 2016 and fiscal 2015, we declared and paid dividends to MCFC in the amount of $0.5 million and $2.3 million, respectively.  Our ability to pay dividends is limited by the terms and conditions of the Credit Agreement.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Indebtedness — Bank Debt.”

ITEM 6.                                                SELECTED FINANCIAL DATA

The following condensed and consolidated financial data and results of operations have been derived from and should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this Report and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The data is as of and for the five fiscal years ended September 30, 2016, 2015, 2014, 2013 and 2012.

	As of and for the Years Ended September 30,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Consolidated balance sheet data:
Gross finance receivables	$280,947	$279,986	$268,522	$364,198	$396,803
Allowance for credit losses	(30,374)	(28,957)	(31,850)	(31,400)	(29,000)
Total assets	272,462	276,300	268,306	380,984	403,479
Senior indebtedness:
Revolving credit line - banks	157,005	15,425	—	19,240	19,450
Amortizing term notes	—	138,428	127,777	187,582	186,231
Junior indebtedness:
Subordinated debt	32,903	41,108	54,773	63,908	67,428
Total stockholder’s equity	78,735	75,391	63,150	104,672	119,935
Consolidated statement of operations data:
Revenue:
Interest income and fees	81,251	76,627	92,316	109,769	113,249
Interest expense	11,613	11,386	15,639	18,276	19,251
Net interest income before provision for credit losses	69,638	65,241	76,677	91,493	93,998
Provision for credit losses	31,128	25,185	35,690	36,424	34,617
Net interest income	38,510	40,056	40,987	55,069	59,381
Net non-interest income	448	298	1,354	1,939	4,809
Non-interest expense (1)	33,129	31,163	84,795	43,309	46,119
Income/(loss) before income taxes	5,829	9,191	(42,454)	13,699	18,071
Provision/(benefit) for income taxes	2,011	3,702	(4,172)	4,294	6,044
Net income/(loss) and other comprehensive income/(loss)	$3,818	$5,489	$(38,282)	$9,405	$12,027

Net income per share:
Basic and diluted	$3,818	$5,489	$(38,282)	$9,405	$12,027
Cash dividends per common share (2)	$474	$2,270	$3,231	$24,618	$6,773

(1) Includes $31.5 million goodwill impairment charge for the year ended September 30, 2014.
 (2) Number of shares outstanding is one.

ITEM 7.                                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Pioneer Financial Services, Inc. (“PFSI”), a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  PFSI, with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), purchases unsecured consumer loans (also referred to herein as “finance receivables”) made primarily to active-duty or career retired U.S. military personnel. We historically purchased retail installment contracts from retail merchants that sold consumer goods to active-duty or career retired U.S. military personnel.  However, we terminated the purchasing of finance receivables from retail merchants on March 31, 2014. During 2016, PFSI expanded its loan purchasing criteria to include veterans with prior loan history with us who were not career retired U.S. military personnel. We intend to hold these consumer loans until repaid.

We purchase consumer loans from MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of our parent, MCFC.  MCB originates these consumer loans via the internet and loan production offices.  Loan proceeds are generally used for personal financial needs or to purchase consumer goods and services. Our LSMS Agreement with MCB outlines the terms of the sale and servicing of these loans.

  All finance receivables have fixed interest rates and typically have a maturity of less than 48 months.  During fiscal year 2016, the average size of a loan when acquired was $4,613 and had an average term of 34 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

The level of our profitability is dependent upon the quality of finance receivables we are able to acquire from MCB and upon the business and economic environments in the markets where we operate and in the United States as a whole.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

Sources of Income

We generate revenues primarily from interest income and fees earned on the military loans purchased from MCB, which include refinanced loans. We also earn revenues from debt protection fees; however, effective September 15, 2016 MCB discontinued offering debt protection insurance products. Therefore, our debt protection revenues will decline on a go forward basis. For purposes of the following discussion, “revenues” means the sum of our finance income and debt protection fees.

The liability we establish for estimated losses related to our debt protection operations and the corresponding charges to our income to maintain this amount are actuarially evaluated annually and we consider this amount adequate. If our debt protection customers die, are injured, divorced, unexpectedly discharged or have not received their pay, we will have payment obligations if such debt protection products are still in-force.
.
 Interest income and fees. Interest income and fees consist of interest and origination revenue earned on the consumer loans we own.  Our interest revenue is based on the risk adjusted interest rates charged customers for loans that we purchase.  Interest rates vary by loan and are based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated.  Our interest income and fees comprised approximately 99.5% of our total revenues in fiscal 2016.

Non-interest income, net.  Non-interest income, net consists of revenue from debt protection income and related expenses.  Debt protection income and related expenses comprised approximately 0.5% of our total revenues in fiscal 2016 and are expected to further decline as a percentage of total revenues in future periods.

Finance Receivables

Our finance receivables are primarily comprised of loans purchased from MCB. The following table details the average note balance and the number of notes that comprise our finance receivables as of and for the periods presented:

	As of and for the Years Ended September 30,
	2016	2015	2014

Finance receivables:
Gross finance receivables balance	$280,947,049	$279,986,099	$268,521,634
Average note balance	$3,831	$3,383	$2,704
Total interest income and fees	$81,250,716	$76,627,499	$92,315,901
Total number of notes	73,340	82,765	99,313

Net Interest Margin

The principal component of our profitability is net interest margin, which is the difference between the interest earned on our finance receivables and the interest paid on borrowed funds.  Some states and federal statutes regulate the interest rates that may be charged to our customers.  In addition, competitive market conditions also impact interest rates we are able to charge.

Our interest expense is sensitive to changes in general market interest rates, which directly impacts our cost of funds.  MCB voluntarily capped the interest rate at 36.0% on the loans it originates to active-duty service members prior to the July 2015 amendments to the Military Loan Act. Our inability to increase the annual percentage rate earned on new and existing finance receivables restricts our ability to react to increases in cost of funds.  Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability.

The following table presents a three-year history of data relating to our net interest margin as of and for the periods presented.

	As of and for the Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)

Total finance receivables balance	$280,947	$279,986	$268,522
Average gross finance receivables (1)	279,350	254,849	311,055
Average interest bearing liabilities (1)	189,395	169,400	221,604
Total interest income and fees	81,251	76,627	92,316
Total interest expense	11,613	11,386	15,639

(1)  Averages are computed using month-end balances.

Results of Operations

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015.

Gross Finance Receivables.  Our gross finance receivables increased 0.3% or $0.9 million, to $280.9 million on September 30, 2016 from $280.0 million on September 30, 2015, due primarily to $292.5 million in loan purchases during the fiscal 2016. Our supplier of loans, MCB, saw a 10.3% or $33.6 million decrease in military loan originations during fiscal 2016 compared to fiscal 2015. The decrease in loan originations was due primarily to pricing and underwriting changes made in April 2015. In April 2015, MCB modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company similarly modified its purchasing guidelines to accept loans originated by MCB with the FICO Score 8 model with certain credit overlays. The roll out of the FICO Score 8 lending and scoring model in the third quarter of fiscal 2015 resulted in an initial 104.2% or $53.7 million increase in military loan purchases compared to the third quarter of fiscal 2014. The initial increase in loan purchases in fiscal 2015 related to the FICO Score 8 model has since normalized during fiscal 2016. The reduction in loan purchases in fiscal 2016 from underwriting changes was partially offset by a full year of loan production offices that were opened by MCB in fiscal 2015 and three loan production offices opened by MCB in fiscal 2016. See further discussion in the sections titled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees in fiscal 2016 represented 99.5% of our total revenue compared to 99.6% in fiscal 2015.  Interest income and fees increased to $81.3 million in fiscal 2016 from $76.6 million in fiscal 2015, an increase of $4.7 million or 6.1%.  This increase was primarily due to a $24.6 million or 9.7% increase in average gross finance receivables during fiscal 2016. Average gross finance receivables were $279.4 million for the fiscal year ended September 30, 2016 compared to $254.8 million for the fiscal year ended September 30, 2015.

Interest Expense.  Interest expense in fiscal 2016 increased to $11.6 million from $11.4 million in fiscal 2015, an increase of $0.2 million or 1.8%.  This increase was primarily due to an increase in average interest bearing liabilities to $189.4 million or 11.8%, during fiscal 2016 compared to $169.4 million during fiscal 2015.  The increase in interest expense was partially offset by a decline in the weighted average interest rate of our interest bearing liabilities to 6.13% during fiscal 2016 compared to 6.72% during fiscal 2015. The decline in the weighted average interest rate of our interest bearing liabilities was primarily due to lower interest rates on our senior indebtedness.

Provision for Credit Losses.  The provision for credit losses increased to $31.1 million in fiscal 2016 from $25.2 million in fiscal 2015, an increase of $5.9 million or 23.4%.  The increase in the provision for credit losses was due primarily to an increase in net charge-offs and delinquency in fiscal 2016 compared to fiscal 2015. Total finance receivables 60 days or more past due increased to $16.9 million for the fiscal year ended September 30, 2016 compared to $14.3 million for the fiscal year ended September 30, 2015. Net charge-offs increased to $29.7 million in fiscal 2016 compared to $28.1 million in fiscal 2015, an increase of $1.6 million or 5.7%.  The net charge-off ratio decreased to 10.6% in fiscal 2016 compared to 11.0% in fiscal 2015.  The decrease in the net charge-off ratio was due to the $24.6 million or 9.7% increase in average gross finance receivables during fiscal 2016. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Expense.  Non-interest expense in fiscal 2016 increased to $33.1 million compared to $31.2 million in fiscal 2015, an increase of $1.9 million or 6.1%.  Non-interest expenses increased during fiscal 2016 due to an increase in management and record keeping services, resulting from an increase in the monthly servicing fee rate and a 0.3% increase in gross finance receivables during fiscal 2016 compared to fiscal 2015. Noninterest expense for fiscal 2015 included a non-recurring $2.3 million expense for a settlement with Fidelity Information Services, LLC and previously capitalized consumer lending software development costs.

Provision for Income Taxes.  The Company’s effective tax rate was 34.5% in fiscal 2016 compared to 40.3% in fiscal 2015.  The decrease is primarily driven by the release of tax contingencies due to the lapse of applicable statute of limitations, and repricing deferred tax assets due to shifts in business income mix and state apportionment factors in fiscal 2016. The contingency release accounts for approximately 1.8% and the repricing of the deferred tax assets accounts for approximately 2.2% of the year over year decrease in the rate. There were no other factors that had a material impact on the rate year over year. See further discussion in "Consolidated Financial Statements - Note 5: Income Taxes."

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014.

Total Finance Receivables.  Our aggregate finance receivables increased 4.3% to $280.0 million on September 30, 2015 from $268.5 million on September 30, 2014 due to an increase in our loan purchases during fiscal 2015 compared to fiscal 2014. MCB saw a $96.3 million or 41.9% increase in military loan originations during fiscal 2015 compared to fiscal 2014.  The increase in loan originations was due primarily to pricing and underwriting changes made in April 2015. In April 2015, MCB modified our proprietary lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by MCB with the FICO Score 8 model with certain credit overlays. The four new loan production offices that opened in fiscal 2015 also contributed to the increase in loan originations. Our acquisition of retail installment contracts decreased during fiscal 2015 by $1.7 million or 100.0% compared to fiscal 2014 due to our decision to no longer purchase retail installment contracts after March 31, 2014. See further discussion in the sections titled “Loan Acquisition” and “Liquidity and Capital Resources.”

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

Provision for Credit Losses.  The provision for credit losses decreased to $25.2 million in fiscal 2015 from $35.7 million in fiscal 2014, a decrease of $10.5 million or 29.4%.  Net charge-offs decreased to $28.1 million in fiscal 2015 compared to $35.2 million in fiscal 2014, a decrease of $7.1 million or 20.2%.  The net charge-off ratio decreased to 11.0% in fiscal 2015 compared to 11.3% in fiscal 2014.  The decrease in net charge-offs in fiscal 2015 compared to fiscal 2014 was due primarily to the Company's adoption of purchasing guidelines that accept loans originated under the FICO Score 8 model with certain credit overlays and a decrease in customers who separated from the military prior to repaying their loan.  See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Expense.  Non-interest expense in fiscal 2015 decreased to $31.2 million compared to $84.8 million in fiscal 2014, a decrease of $53.6 million or 63.2%.  The decrease included a $34.0 million goodwill and intangibles impairment charge in fiscal 2014 due to the Company's annual goodwill impairment test. Non-interest expense in fiscal 2014 also included $14.5 million for remediation expense. Non-interest expense in fiscal 2015 included a $6.2 million decrease in management and record keeping services compared to fiscal 2014, which is the result of an 18.1% decline in average finance receivables and a reduced monthly servicing fee under the amended and restated LSMS Agreement.

Provision for Income Taxes.  The Company’s effective tax rate was 40.3% in fiscal 2015 compared to 9.8% in fiscal 2014.  This increase is primarily due to the goodwill impairment reducing the federal and state tax benefit recorded in fiscal 2014 by approximately 29.0%. In addition, there is a net increase in fiscal year 2015 from the impact of various state audit settlements, redetermination of state apportionment factors, and repricing deferred tax assets related to these settlements and current tax return filings.  See further discussion in "Consolidated Financial Statements - Note 5: Income Taxes."

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal 2016 or 2015 that have or are reasonably likely to have a current or future material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal.  Our servicer, MCB, under our supervision, analyzes our delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days.  The increase in recency delinquent balances, 60 days or more past due, for fiscal 2016 is due to an increase in recency delinquent loans from customers who advised us of their separation from the military. As of September 30, 2016 and September 30, 2015, we had approximately $5.5 million and $4.6 million in recency delinquent loans, 60 days or more past due, respectively, from customers who advised us of their separation from the military prior to repaying their loan.  See “Non-performing Assets” below.

The following table sets forth the three-year history of our delinquency experience for loans for which payments are 60 days or more past due, on a recency basis.

	As of and for the Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)

Total finance receivables	$280,947	$279,986	$268,522
Total finance receivables balances 60 days or more past due	16,890	14,262	14,830
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	6.01%	5.09%	5.52%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivables portfolio. We utilize a statistical model based on potential credit risk trends incorporating historical factors to estimate losses.  These results and management’s judgment are used to estimate inherent losses and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of a loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.  See “Item 1A. Risk Factors.”

Charge-Off.  Our charge-off policy is to charge-off loans at 180 days recency past due and greater than 30 days contractually past due. From time to time, our customers remit several loan payments in advance of the payment due date, where the loan is contractually current, but recency past due. Charge-offs can occur due to deterioration in a customer's willingness or ability to repay when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans we cannot predict when or whether a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for MCB to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict when a customer may be subject to deployment at a duration or frequency that causes a default on his or her loan.

The following table shows a three-year history of net charge-offs on finance receivables and net charge-offs as a percentage of finance receivables:

	As of and for the Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Finance Receivables:
Finance receivables charged-off	$34,227	$32,442	$39,824
Less recoveries	(4,516)	(4,364)	(4,584)
Net charge-offs	$29,711	$28,078	$35,240
Average gross finance receivables (1)	$279,350	$254,849	$311,055
Percentage of net charge-offs to average gross finance receivables (annualized)	10.6%	11.0%	11.3%

(1) Averages are computed using month-end balances.

Former Military.  As of September 30, 2016 and September 30, 2015, we had approximately $17.4 million, or 6.2% of our total portfolio, and $10.3 million, or 3.7% of our total portfolio, respectively, from customers who advised us of their separation from the military prior to repaying their loan.  See “Non-performing Assets” below.

Our net charge-offs as a percentage of average finance receivables has decreased to 10.6% at September 30, 2016 compared to 11.0% at September 30, 2015 due to primarily the $24.5 million increase in our average gross finance receivables portfolio. Finance receivable net charge-offs, from customers who advised us of their separation from the military, were $12.3 million and represented 41.4% of net charge-offs in fiscal 2016 compared to $12.4 million and 44.1% in fiscal 2015.

Allowance for Credit Losses.  The following table sets forth the three-year history of our allowance for credit losses:

	As of and for the Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)

Balance, beginning of year	$28,957	$31,850	$31,400
Finance receivables charged-off	34,227	32,442	39,824
Less recoveries	(4,516)	(4,364)	(4,584)
Net charge-offs	29,711	28,078	35,240
Provision for credit losses	31,128	25,185	35,690
Balance, end of year	$30,374	$28,957	$31,850

Allowance as a percentage of total finance receivables	10.8%	10.3%	11.9%

The allowance for credit losses in fiscal 2016 increased to $30.4 million from $29.0 million at the end of fiscal 2015 and was due primarily to an increase in projected inherent credit losses in our finance receivables portfolio from the increase in net charge-offs in fiscal 2016 compared to fiscal 2015.

Non-performing Assets

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) have not been received and accrued interest is limited to no more than 92 days. Loans that are 92 days past their contractual due date are deemed to be non-performing. As of September 30, 2016, we had $16.1 million in finance receivables that were non-performing, compared to $15.4 million in finance receivables as of September 30, 2015.

Loan Acquisition

Asset growth is an important factor in determining our future revenues.  We are dependent upon MCB to increase its originations for our future growth.  We pay MCB a $25.00 fee for each loan originated by MCB and purchased by us. This fee may be adjusted annually on the basis of the annual increase or decrease in MCB’s deferred acquisition cost analysis.  For fiscal 2016, loans purchased (including refinancings) decreased to $292.5 million from $326.1 million in fiscal 2015, a decrease of $33.6 million or 10.3%.  The decrease in loans purchased was due primarily to pricing and underwriting changes made in April 2015. Loan originations increased in fiscal 2015 compared to fiscal 2014 and have since leveled off in fiscal 2016. MCB also launched a loan production office concept in fiscal 2015, which is focused on technology and customer service. Seven loan production offices have opened since the first quarter of fiscal 2015.

The following table sets forth the three-year history of our overall purchases of loans, including refinancings:

	For the Years Ended September 30,
	2016	2015	2014

Gross balance	$292,495,987	$326,125,123	$231,531,496
Number of finance receivable notes	63,413	76,728	72,008
Average note amount	$4,613	$4,250	$3,215

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase consumer loans.  We use borrowings to fund the difference, if any, between the cash used to purchase finance receivables and the cash generated from loan repayments and operations.  An increasing portfolio balance generally leads to cash being used in investing activities. A decreasing portfolio balance generally leads to cash provided by investing activities. Cash used in investing activities in fiscal 2016 was approximately $29.3 million and cash used in financing activities was $7.5 million, which was funded from $40.5 million in operating activities.  Cash used in investing activities in fiscal 2015 was approximately $40.4 million and cash provided by financing activities was $16.7 million, which was funded by operating activities of $23.1 million.

Financing activities primarily consist of borrowing and repayments of debt incurred under our Credit Agreement.

We keep our Credit Agreement lenders informed of any material developments with the Company and MCB's regulators. Our Credit Agreement lenders have been informed that MCB reviewed and responded to letters from the OCC regarding certain former business practices of MCB that the OCC believes may have violated Section 5 of the Federal Trade Commission Act. MCB responded to the OCC that it does not believe the business practices rose to the level of a violation of law. On September 26, 2014, our Board adopted and approved a voluntary Remediation Action Plan (the "Plan") developed in cooperation with MCB to address certain issues identified by the OCC with respect to certain loans and related products that were originated by MCB and later sold to us or our subsidiaries. The OCC has indicated acceptance of the Plan and management expects the Plan to be completed by the end of fiscal 2017.

The majority of our liquidity requirements are secured by our funding through the Credit Agreement. Additional sources of funds may be generated through our sales of subordinated debt and borrowings with MCFC.

Senior Indebtedness — Bank Debt

On December 23, 2015, and amended June 28, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions (the "Lenders"). The Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million whereby the Company may periodically borrow and repay funds as needed. Borrowing availability under the revolving credit facility is limited to eligible receivables ("Borrowing Base") as defined in the Credit Agreement. Each revolving loan can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% ("Base Rate") or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of September 30, 2016, the Company's Borrowing Base and available revolving credit line was $162.8 million. Outstanding borrowings under the Credit Agreement at September 30, 2016 were $158.0 million bearing a weighted average interest rate of 4.94%. Of the $158.0 million outstanding, $145.0 million were LIBOR borrowings with a 4.78% interest rate while the remaining $13.0 million comprised Base Rate borrowings with a 6.75% interest rate.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at September 30, 2016 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $0.2 million at September 30, 2016. In addition, we are paying our lenders a fifty basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In fiscal year 2016 non-use fees were $0.2 million.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company, and will terminate on December 21, 2018 or earlier, if certain events occur.

As of September 30, 2016, our credit facility had a 97.1% utilization, which may restrict future growth in our loan receivable portfolio. As of September 30, 2016, we could request up to $4.8 million in additional funds and remain in compliance with the terms of the Credit Agreement. If we cannot secure new borrowings, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. Pursuant to the MOU, the Company's senior borrowings are limited to $170.6 million, without prior approval from MCFC's primary federal regulator.

The following table sets forth a three-year history of the total borrowings and availability under the Credit Agreement as of September 30, 2016, and the Secured Senior Lending Agreement ("SSLA") as of September 30, 2015 and September 30, 2014.

	As of and for the Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Revolving credit line:
Total facility	$170,000	$20,750	$37,750
Balance outstanding at end of period	158,000	15,425	—
Maximum available credit(1)	12,000	5,325	37,750

Term notes:(2)
Voting banks	$—	$142,442	$205,750
Withdrawing banks	—	—	13,658
Non-voting banks	—	280	4,504
Total facility	$—	$142,722	$223,912
Balance at end of period	—	138,428	127,777
Maximum available credit(1)	—	4,294	96,135

Total revolving and term notes:(2)
Voting banks	$—	$163,192	$243,500
Withdrawing banks	—	—	13,658
Non-voting banks	—	280	4,504
Total facility	$—	$163,472	$261,662
Balance, end of period	158,000	153,853	127,777
Maximum available credit(1)	12,000	9,619	133,885
Credit facility available(3)	4,759	9,619	52,793
Percent utilization of voting banks (4)	—%	94.1%	45.0%
Percent utilization of the total facility	97.1%	94.1%	48.8%

(1)
Under the SSLA and as of September 30, 2015 and September 30, 2014, maximum available credit assumes proceeds in excess of the amounts shown below under “Credit facility available” are used to increase qualifying finance receivables and all terms of the SSLA are met, including maintaining a senior indebtedness to consolidated net receivable ratio of not more than 70.0%.

(2)	Under the SSLA and as of September 30, 2015 and September 30, 2014, includes 48-month amortizing term notes.

(3)
Under the Credit Agreement and as of September 30, 2016, credit facility available is limited by the borrowing base. Under the SSLA and as of September 30, 2015 and September 30, 2014, credit facility available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net notes receivable ratio of 70.0%.

(4)	Voting banks is not an applicable concept under the Credit Agreement.

Subordinated Debt

Investment Notes

We have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $25.6 million at September 30, 2016, and $41.1 million, which includes a $0.04 million purchase adjustment at September 30, 2015.  The purchase adjustment relates to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These investment notes are nonredeemable before maturity by the holders, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice to the note holders. The average investment note payable was $49,646 and $52,714, with a weighted average interest rate of 9.09% and 9.23% at September 30, 2016 and September 30, 2015, respectively.

On April 29, 2015, we filed with the SEC a post-effective amendment to remove from registration all securities that remain unsold under our amended registration statement originally filed with the SEC on January 28, 2011 (the "Registration Statement").

Subordinated Debentures

At September 30, 2016 the Company had outstanding borrowings of $7.3 million in subordinated debentures. The debentures have maturities at issuance ranging from one to four years and bear interest rates of 5.5%, 6.5%, 7.5% and 8.0%. The average subordinated debenture payable was $75,619 with a weighted average interest rate of 7.36% at September 30, 2016.

Subordinated Debt - Parent

Our Credit Agreement allows for a line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from MCFC and is due upon demand.  The maximum principal balance on this line of credit is $25.0 million.  Interest is payable monthly and is based on the greater of prime or 5.0%.  As of September 30, 2016 and September 30, 2015 the outstanding balance under this line of credit was zero.

Under the MOU, the Company's subordinated borrowings are limited to $44.0 million, without prior approval from MCFC's primary federal regulator.

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates.  A significant and sustained increase in interest rates could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates paid under our Credit Agreement and subordinated debt.  Inflation also may negatively affect our operating expenses.  See “Liquidity and Capital Resources.”

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

Allowance for Credit Losses and Provision for Credit Losses.  We consider our policy regarding the allowance and resulting provision for credit losses to be a critical accounting policy due to the significant degree of management judgment applied in establishing the allowance and the provision.

We utilize a statistical model that incorporates historical factors to forecast probable inherent losses or credit risk trends to determine the appropriate amount of allowance for credit losses.

We evaluate the finance receivable portfolio in connection with our quarterly estimate of the allowance for credit losses.  Our portfolio consists of a large number of relatively small, homogenous accounts.  No account is large enough to warrant individual evaluation for impairment.  We consider numerous qualitative and quantitative factors in estimating losses in our finance receivable portfolio, including the following:

•	Historical credit losses and recovery experience;

•	Current economic conditions;

•	Current finance receivable delinquency trends; and

•	Demographics of the current finance receivable portfolio.

We also use several ratios to aid in the process of evaluating prior finance receivable loss and delinquency experience.  Each ratio is useful, but each has its limitations.  These ratios include:

•	Delinquency ratio — finance receivables 60 days or more past due, on a recency basis, as a percentage of finance receivables;

•	Allowance ratio — allowance for finance receivable losses as a percentage of finance receivables;

•	Charge-off ratio — net charge-offs as a percentage of the average of finance receivables at the beginning of each month during the period; and

•	Charge-off coverage — allowance for credit losses to net charge-offs.

In addition to these models, we exercise our judgment, based on our experience in the consumer finance industry, when determining the amount of the allowance for credit losses.  We consider this estimate to be a critical accounting estimate that affects our results of operations and financial condition.  See “Credit Loss Experience and Provision for Credit Losses.”

Contractual Obligations

We have the following contractual payment obligations under current financing arrangements as of September 30, 2016:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in thousands)
Total senior and subordinated debt	$190,903	$7,145	$169,326	$7,504	$6,928
Interest expense on debt (1)	10,671	622	8,792	654	603

Total contractual cash obligations	$201,574	$7,767	$178,118	$8,158	$7,531

(1)	Interest expense on debt is calculated using the weighted-average interest rate of 4.94% for revolving credit line debt and 8.71% for subordinated debt as of September 30, 2016.

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

For a discussion of new accounting pronouncement and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our finance income is generally not sensitive to fluctuations in market interest rates.  Our revolving credit line borrowings under our Credit Agreement can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% ("Base Rate") or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). We are subject to interest rate sensitivity on our LIBOR and Base Rate borrowings.  As of September 30, 2016, $145.0 million of LIBOR borrowings were outstanding with an interest rate of 4.78%. As of September 30, 2016, $13.0 million of Base Rate borrowings were outstanding with an interest rate of 6.75%. As a means of managing its exposure to rising interest rates, the Company has a $50.0 million notional interest rate cap agreement at September 30, 2016 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $0.2 million at September 30, 2016. Assuming $145.0 million in LIBOR annual average borrowings, a 50 basis point increase in the 30 day LIBOR index rate would increase annual interest expense approximately $0.7 million. Assuming $13.0 million in Base Rate annual average borrowings, a 50 basis point increase in the prime rate would increase annual interest expense approximately $0.1 million.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016, 2015 and 2014

(WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT THEREON)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholder of Pioneer Financial Services, Inc.
Pioneer Financial Services, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for the three years ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pioneer Financial Services, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Minneapolis, MN
December 19, 2016

PIONEER FINANCIAL SERVICES, INC.
 CONSOLIDATED BALANCE SHEETS
 SEPTEMBER 30, 2016 AND 2015

	As of September 30,
	2016	2015
	(dollars in thousands)
ASSETS

Cash and cash equivalents	$11,318	$7,644
Gross finance receivables	280,947	279,986
Less:
Advanced finance receivable payments	(2,397)	—
Unearned fees, debt protection claims and policy reserves	(10,258)	(10,507)
Allowance for credit losses	(30,374)	(28,957)
Finance receivables, net	237,918	240,522

Furniture and equipment, net	3,530	2,777
Deferred tax asset, net	14,185	14,951
Prepaid and other assets	5,511	10,406

Total assets	$272,462	$276,300

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$157,005	$15,425
Subordinated debt, net	32,903	41,108
Accounts payable and other liabilities	3,819	5,948
Amortizing term notes	—	138,428

Total liabilities	193,727	200,909

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	95,416	95,416
Retained deficit	(16,681)	(20,025)

Total stockholder’s equity	78,735	75,391

Total liabilities and stockholder’s equity	$272,462	$276,300

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)

Interest income and fees	$81,251	$76,627	$92,316

Interest expense	11,613	11,386	15,639

Net interest income before provision for credit losses	69,638	65,241	76,677
Provision for credit losses	31,128	25,185	35,690
Net interest income	38,510	40,056	40,987

Total non-interest income, net	448	298	1,354

Non-interest expense
Management and record keeping services	28,684	21,848	28,041
Other operating expenses	4,445	9,315	8,227
Goodwill and intangibles impairment	—	—	34,031
Voluntary remediation expense	—	—	14,496
Total non-interest expense	33,129	31,163	84,795

Income/(loss) before income taxes	5,829	9,191	(42,454)
Provision/(benefit) for income taxes	2,011	3,702	(4,172)
Net income/(loss) and other comprehensive income/(loss)	$3,818	$5,489	$(38,282)

Net income/(loss) and other comprehensive income/(loss) per share, basic and diluted (1)	$3,818	$5,489	$(38,282)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014

	Total	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income
	(dollars in thousands)

Balance September 30, 2013	$104,672	$86,394	$18,269	$9

Net loss and other comprehensive loss	(38,291)	—	(38,282)	(9)
Dividends paid to parent (1)	(3,231)	—	(3,231)	—

Balance September 30, 2014	$63,150	$86,394	$(23,244)	$—

Capital contribution from parent	9,022	9,022	—	—
Net income and other comprehensive income	5,489	—	5,489	—
Dividends paid to parent (1)	(2,270)	—	(2,270)	—

Balance September 30, 2015	$75,391	$95,416	$(20,025)	$—

Net income and other comprehensive income	3,818	—	3,818	—
Dividends paid to parent (1)	(474)	—	(474)	—

Balance September 30, 2016	$78,735	$95,416	$(16,681)	$—

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014

	Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Cash flows from operating activities:
Net income/(loss)	$3,818	$5,489	$(38,282)
Adjustments to reconcile net income/(loss) to net cash and cash equivalents provided by operating activities:
Goodwill and intangibles impairment	—	—	34,031
Provision for credit losses	31,128	25,185	35,690
Consumer lending software expense	—	2,313	—
Depreciation and amortization	85	107	1,361
Deferred income taxes	766	5,718	(6,784)
Interest accrued on investment notes	2,014	2,539	2,700
Changes in:
Voluntary remediation payable	—	(13,178)	14,552
Accounts payable and other liabilities	(2,129)	(4,465)	257
Unearned premium reserves	(82)	575	(3,437)
Prepaids and other assets	4,895	(1,184)	3,290

Net cash provided by operating activities	40,495	23,099	43,378

Cash flows from investing activities:
Net finance receivables (purchased from affiliate)/repaid	(28,442)	(39,061)	56,648
Finance receivables purchased from retail merchants	—	—	(1,450)
Capital expenditures	(838)	(1,721)	(169)
Investments matured and sold	—	350	1,350

Net cash (used in)/provided by investing activities	(29,280)	(40,432)	56,379

Cash flows from financing activities:
Borrowings under lines of credit	248,073	136,280	119,418
Repayments under lines of credit	(106,493)	(120,855)	(138,658)
Proceeds from other borrowings	16,335	89,000	21,715
Repayment of other borrowings	(164,982)	(94,477)	(93,270)
Capital contribution from parent	—	9,022	—
Dividends paid to parent	(474)	(2,270)	(3,231)

Net cash (used in)/provided by financing activities	(7,541)	16,700	(94,026)

Net increase/(decrease) in cash	3,674	(633)	5,731

Cash and cash equivalents, Beginning of year	7,644	8,277	2,546

Cash and cash equivalents, End of year	$11,318	$7,644	$8,277

Additional cash flow information:
Interest paid	$10,320	$9,438	$13,685
Income taxes paid	1,896	2,134	2,278
Acquisition of furniture and equipment in accrued expenses and other liabilities	—	—	2,215
Fixed assets in accounts payable and other liabilities	—	985	—
See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015, AND 2014

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

Immediately subsequent to the Transaction, we declared and paid a dividend to MCFC of our business operation and certain assets and liabilities related to the origination and servicing of our finance receivables. MCFC contributed these operations to MidCountry Bank ("MCB"), a federally chartered savings bank and wholly owned subsidiary of MCFC.  MCB formed the Consumer Banking Division (“MCB”), which is composed exclusively of the assets and liabilities contributed from MCFC.  As part of the Transaction, we entered into a Loan Sale and Master Services Agreement (the “LSMS Agreement”) with MCB.  Under the LSMS Agreement, MCB originates loans and we have the exclusive right to purchase those loans that meet our business model and lending criteria.  Also under the LSMS Agreement, MCB will provide us with management and record keeping services.  As part of the Transaction, all of our employees became employees of MCB.  We pay fees for loans purchased and originated by MCB and management and record keeping services provided by MCB.  The LSMS Agreement is further described in "Note 8:  Related Party Transactions."

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

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from MCB. These receivables represent loans primarily to active-duty or career retired U.S. military personnel.

Cash and cash equivalents

Our cash consisted of checking and money market accounts with an aggregate balance of approximately $11.3 million and $7.6 million as of September 30, 2016 and 2015, respectively. The Company has $1.5 million in restricted cash pursuant to requirements of the Nevada Department of Insurance.

Finance Receivables

Finance receivables are carried at amortized cost and are adjusted for unamortized direct origination fees and reduced for finance charges on pre-computed finance receivables, unearned merchant discounts, allowances for credit losses, debt protection reserves, advanced finance receivable payments and unearned fees. Debt protection reserves and unearned fees applicable to credit risk on consumer receivables are treated as a reduction of finance receivables in the consolidated balance sheet since the payments on such policies generally, are used to reduce outstanding receivables.

Allowance for Credit Losses

We maintain an allowance for credit losses, which represents management’s best estimate of inherent losses in the finance receivable portfolio.  The allowance for credit losses is reduced by actual credit losses and is increased by the provision for credit losses and recoveries of previous losses.  The provision for credit losses is charged to earnings to bring the total allowance to a level considered necessary by management.  As the portfolio of finance receivables consists of a large number of relatively small, homogeneous accounts, no account is large enough to warrant individual evaluation for impairment.  Management considers numerous factors in estimating the allowance for credit losses, including the following:

•	Historical credit losses and recovery experience;

•	Current economic conditions;

•	Current finance receivables delinquency trends; and

•	Demographics of the current finance receivable portfolio.

Furniture and Equipment

Furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives are 7 years for furniture and equipment, and 3 years for computer software. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.

Revenue Recognition

Interest Income on Finance Receivables

Interest income on finance receivables is recognized as revenue on an accrual basis using the effective yield method.  The deferred fees, net of costs, are accreted into income using the effective yield method over the estimated life of the finance receivable.  If a finance receivable, net of costs, liquidates before accretion is completed, we charge or credit any unaccreted net deferred fees or costs to income at the date of liquidation.  The accrual of interest income is suspended when three full (95% or more of the contracted payment amount) payments has not been received and accrued interest is limited to no more than 92 days.

Debt Protection

MCB historically sold life, accident and health protection along with other exclusive coverages that were unique to our customers. Under an agreement, we assumed from MCB, all risks on debt protection, credit accident, health insurance and all other coverage’s written on finance receivables purchased from MCB.  Unearned fees and premiums are recognized as non-interest income over the period of risk in proportion to the amount of debt protection provided. On September 15, 2016, MCB ceased offering debt protection coverages.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recorded at currently enacted tax rates applicable to the period in which assets or liabilities are expected to be realized or settled. Deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates, resulting in income tax adjustments in the period such changes are enacted.
The Company’s operations are included in the consolidated federal income tax return of MCFC, and various combined state returns. Income taxes are paid to or refunded by MCFC pursuant to the terms of a tax-sharing agreement under which taxes approximate the amount that would have been computed on a separate company basis. The Company receives a benefit at the federal and state rate in the current year for net losses incurred in that year to the extent losses can be utilized in the consolidated federal income tax return or combined state income tax return of MCFC. In the event MCFC incurs a consolidated net loss in the current or future years, income tax incurred in the current and prior years may be available for recoupment by the Company.
In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the ability to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings, and tax planning strategies.

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

New Accounting Pronouncements

In the first quarter of fiscal year 2016, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of ASU 2015-03 did not have a material impact on our financial position, results of operations or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard supersedes Topic 840, Leases, and requires an entity that enters into a lease, with some specified scope exemptions, to recognize lease assets and lease liabilities on the balance sheet, and disclose key information about leasing arrangements. Upon adoption, entities are required to use a modified retrospective transition method for existing leases, and apply the new standard for the earliest year presented in the financial statements. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2016-02 on its financial position, results of operations and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This update focuses on simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 also includes adjustments on how excess tax benefits and a company’s tax payments for tax withholdings should be classified. The standard is effective for public entities for annual periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This standard sets forth a “current expected credit loss” (CECL) model which, when adopted, will require the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, as well as certain off-balance sheet credit exposures. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019. The Company is currently assessing the impact of this standard on its financial position, results of operations and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in ASU 2016-15 provide guidance on the following eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after the acquisition date of a business combination, (4) proceeds received from the settlement of insurance claims, (5) proceeds received from the settlement of corporate-owned life insurance policies (COLIs), including bank-owned life insurance policies (BOLIs), (6) distributions received from equity method investees, (7) Beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. For public entities the amendments in this update are effective for fiscal years beginning after

December 15, 2017. The Company is currently assessing the impact of the adoption of this guidance on its presentation of cash flows.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported net income for any periods presented.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel. During fiscal 2016, we purchased $292.5 million of loans from MCB compared to $326.1 million during fiscal 2015.  Approximately 39.7% of the amount of loans we purchased in fiscal 2016 were refinancings of outstanding loans compared to 36.1% during fiscal 2015.

In the normal course of business, we receive a portion of customer payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  On September 30, 2016, we collected $4.0 million in customer loan payments in advance of the payment due date of October 1, 2016. These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables of $2.4 million and the corresponding accrued interest receivable of $1.6 million.  There were no Federal Government Allotment System payments received in advance of the payment due dates on September 30, 2015.

The following table represents finance receivables for the periods presented:

	As of September 30,
	2016	2015
	(dollars in thousands)
Finance Receivables:
Gross finance receivables	$280,947	$279,986

Less:		0
Advanced finance receivable payments	(2,397)	—
Gross finance receivables less advanced finance receivable payments	278,550	279,986

Less:
Net deferred loan fees and merchant discounts	(6,271)	(5,959)
Unearned debt protection fees	(3,175)	(3,257)
Debt protection claims and policy reserves	(812)	(1,291)
Total unearned fees, debt protection claims and policy reserves	(10,258)	(10,507)

Finance receivables - net of unearned fees, debt protection claims and policy reserves	268,292	269,479

Allowance for credit losses	(30,374)	(28,957)

Net finance receivables	$237,918	$240,522

Management has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses inherent in the finance receivable portfolio. Our portfolio consists of a large number of relatively small-balance, homogeneous accounts.  No account is large enough to warrant individual evaluation for impairment.

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the years presented:

	As of and for the Years Ended September 30,
	2016	2015
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$28,957	$31,850
Finance receivables charged-off	(34,227)	(32,442)
Recoveries	4,516	4,364
Provision for credit losses	31,128	25,185
Balance, end of period	$30,374	$28,957

Finance receivables:	280,947	279,986
Allowance for credit losses	(30,374)	(28,957)
Balance net of allowance	$250,573	$251,029

The accrual of interest income is suspended when three full payments (95% of the contracted payment amount) have not been received and accrued interest is limited to no more than 92 days. The Company has experience with borrowers missing payments during times of financial hardship. The Company's experience indicates, however, that missed payments do not render loans uncollectible. Non-accrual status, therefore, does not equate to a determination that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing assets represent those finance receivables where the accrual of interest income has been suspended. As of September 30, 2016, we had $16.1 million in finance receivables that were non-performing loans, compared to $15.4 million in finance receivables as of September 30, 2015. As of September 30, 2016, we had $1.0 million in accrued interest for finance receivables that were classified as non-performing.  As of September 30, 2015, we had $0.9 million in accrued interest for finance receivables that were classified as non-performing.

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

	As of September 30,
	2016	2015
	(dollars in thousands)

Gross finance receivables	$280,947	$279,986
Performing	264,834	264,547
Non-performing	16,113	15,439
Non-performing loans as a percent of gross balance	5.74%	5.51%

As of September 30, 2016, and 2015, past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Financing Receivables
	Balance at September 30, 2016
	60-89 Days Past Due	90-180 Days Past Due	Total 60-180 Days Past Due	0-59 Days Past Due	Total Finance Receivables
	(dollars in thousands)

Finance receivables	$5,966	$10,924	$16,890	$264,057	$280,947

	Age Analysis of Past Due Financing Receivables
	Balance at September 30, 2015
	60-89 Days Past Due	90-180 Days Past Due	Total 60-180 Days Past Due	0-59 Days Past Due	Total Finance Receivables

	(dollars in thousands)

Finance receivables	$5,836	$8,426	$14,262	$265,724	$279,986

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

These criteria are used to help minimize the risk of purchasing loans where there is unwillingness or inability to repay. MCB limits the loan amount to an amount the customer could reasonably be expected to repay.

In April 2015, MCB modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company modified its purchasing guidelines to accept loans originated by MCB with the FICO Score 8 model and certain credit overlays.

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

Activity in the liability for unpaid claims and claim adjustment expenses for the debt protection product are summarized as follows:

	As of and for the Years ended September 30,
	2016	2015	2014
	(dollars in thousands)

Balance, beginning of year	$1,291	$2,196	$3,626

Claim amount incurred, related to
Prior periods	642	935	764
Current period	363	279	573
Total	1,005	1,214	1,337

Claim amount paid, related to
Prior periods	948	1,633	1,581
Current period	536	486	1,186
Total	1,484	2,119	2,767

Balance, end of year	$812	$1,291	$2,196

NOTE 3: FURNITURE AND EQUIPMENT

Cost and accumulated depreciation of furniture and equipment at September 30, 2016 and 2015 is as follows:

	As of September 30,
	2016	2015
	(dollars in thousands)

Furniture and equipment	$—	$41
Computer software	2,633	1,709
Work in process	2,582	2,777
	5,215	4,527

Less accumulated depreciation	(1,685)	(1,750)

Furniture and equipment - net	$3,530	$2,777

Depreciation expense was $0.1 million for the year ended September 30, 2016, and $0.2 million for the years ended September 30, 2015 and 2014.

In November 2015, the Company entered into agreements with Fiserv Solutions LLC ("Fiserv") and Teledata Communications, Inc. ("TCI") for the development of a consumer lending system with implementation expected to be completed in fiscal year 2017. As of September 30, 2016, the Company had $2.6 million in capitalized work in process related to the development of a new consumer lending software platform.

In fiscal 2015, the Company made a one-time payment to Fidelity Information Services, LLC ("FIS") of $3.2 million for the termination of the Company's relationship with FIS. The Company recorded a $2.3 million expense in fiscal 2015, which included $1.2 million for the termination of the Company's relationship with FIS and $1.1 million for previously capitalized consumer lending software development costs.

NOTE 4:  BORROWINGS

Revolving Credit Line - Banks

On December 23, 2015, and amended June 28, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions (the "Lenders"). The Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million whereby the Company may periodically borrow and repay funds as needed.
Borrowing availability under the revolving credit facility is limited to eligible receivables ("Borrowing Base") as defined in the Credit Agreement. Each revolving loan can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% ("Base Rate") or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of September 30, 2016, the Company's Borrowing Base and available revolving credit line was $162.8 million. Outstanding borrowings under the Credit Agreement at September 30, 2016 were $158.0 million bearing a weighted average interest rate of 4.94%. Of the $158.0 million outstanding, $145.0 million were LIBOR borrowings with a 4.78% interest rate while the remaining $13.0 million comprised Base Rate borrowings with a 6.75% interest rate.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at September 30, 2016 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $0.2 million at September 30, 2016. In addition, we are paying our lenders a fifty basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In fiscal year 2016 non-use fees were $0.2 million.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company, and will terminate on December 21, 2018 or earlier, if certain events occur.

Under the Credit Agreement, we are subject to certain covenants that require we, among other things, maintain specific financial ratios, satisfy certain financial tests and maintain a minimum loss reserve amount. There are also certain restrictions on the amount and timing of dividends we may pay. These covenants and other terms, which if not complied with could result in a default under the Credit Agreement, which if not waived by our lenders, could result in the acceleration of the indebtedness evidenced by the Credit Agreement.

In the second and third quarters of fiscal 2016, the Company had certain unintentional defaults under the Credit Agreement that were triggered by our exceeding the allowable borrowing base and not making timely interest payments, respectively. The Company cured each event of default upon learning of such defaults. The Lenders waived any rights to remedies they may have been entitled to under the Credit Agreement as a result of the defaults due to exceeding the allowable borrowing base and not making timely interest payments, respectively.

The Credit Agreement replaced the Secured Senior Lending Agreement ("SSLA ") that we entered into in June 2009.  Our assets secured the loans extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA.  The facility was an uncommitted credit facility that provided common terms and conditions pursuant to which the individual lenders that were a party to the SSLA could choose to make loans to us.

Under the SSLA the aggregate notional balance outstanding under amortizing notes was $138.4 million at September 30, 2015. There were 222 amortizing term notes outstanding at September 30, 2015, with a weighted-average interest rate of 5.68%. Interest on the amortizing notes was fixed at 270 basis points over the 90-day moving average of like-term treasury notes when issued.  The interest rate could not be less than 5.25%.  All amortizing notes had terms not to exceed 48 months, payable in equal monthly principal and interest payments.  Interest on amortizing notes was payable monthly.  In addition, we were paying our lenders a quarterly uncommitted availability fee in an amount equal to ten basis points multiplied by the quarterly average aggregate outstanding principal amount of all amortizing notes held by the lenders.  In fiscal year 2015, uncommitted availability fees were $0.4 million.

Under the SSLA, advances outstanding under the revolving credit line were $15.4 million at September 30, 2015.  Interest on borrowings under the revolving credit line was payable monthly and was based on the greater of prime or 4.00%.

On December 23, 2015, the Company's outstanding borrowings and accrued interest under the SSLA were paid off and replaced with borrowings of $162.4 million under the Credit Agreement.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. Pursuant to the MOU, the Company's senior borrowings are limited to $170.6 million, without prior approval from MCFC's primary federal regulator.

Subordinated Debt

Investment Notes

We have borrowings through the issuance of investment notes (with accrued interest) with an outstanding notional balance of $25.6 million at September 30, 2016, and $41.1 million, which includes a $0.04 million purchase adjustment at September 30, 2015.  The purchase adjustment relates to fair value adjustments recorded as part of the purchase of the Company by MCFC.  These investment notes are nonredeemable before maturity by the holders, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the debt upon 30 days written notice to the note holders. The average investment note payable was $49,646 and $52,714, with a weighted average interest rate of 9.09% and 9.23% at September 30, 2016 and September 30, 2015, respectively.

On April 29, 2015, we filed with the SEC a post-effective amendment to remove from registration all securities that remain unsold under our amended registration statement originally filed with the SEC on January 28, 2011 (the "Registration Statement").

Subordinated Debentures

At September 30, 2016 the Company had outstanding borrowings of $7.3 million in subordinated debentures. The debentures have maturities at issuance ranging from one to four years and bear interest rates of 5.5%, 6.5%, 7.5% and 8.0%. The average subordinated debenture payable was $75,619 with a weighted average interest rate of 7.36% at September 30, 2016.

Subordinated Debt - Parent

Our Credit Agreement allows for a line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from MCFC and is due upon demand.  The maximum principal balance on this line of credit is $25.0 million.  Interest is payable monthly and is based on the greater of prime or 5.0%.  As of September 30, 2016 and September 30, 2015 the outstanding balance under this line of credit was zero.

Under the MOU, the Company's subordinated borrowings are limited to $44.0 million, without prior approval from MCFC's primary federal regulator.

Contractual Maturities

A summary of contractual maturities for the revolving line of credit and subordinated debt as of September 30, 2016, is as follows. The revolving line of credit maturities exclude unamortized debt issuance costs of $1.0 million.

	Revolving Line of Credit - Banks	Subordinated Debt	Total
	(dollars in thousands)
2017	$—	$7,145	$7,145
2018	—	882	882
2019	158,000	5,268	163,268
2020	—	5,176	5,176
2021	—	7,504	7,504
2022 and beyond	—	6,928	6,928
Total	$158,000	$32,903	$190,903

NOTE 5: INCOME TAXES

The provision (benefit) for income taxes for the years ended September 30, 2016, 2015, and 2014, consisted of the following:

	For the Year Ended September 30, 2016
	Federal	State	Valuation Allowance Increase	Total
	(dollars in thousands)
Current	$1,368	$(123)	$—	$1,245
Deferred	666	97	3	766
Total	$2,034	$(26)	$3	$2,011

	For the Year Ended September 30, 2015
	Federal	State	Valuation Allowance Increase	Total
	(dollars in thousands)
Current	$(1,378)	$(638)	$—	$(2,016)
Deferred	4,739	973	6	5,718
Total	$3,361	$335	$6	$3,702

	For the Year Ended September 30, 2014
	Federal	State	Valuation Allowance Increase	Total
	(dollars in thousands)
Current	$2,398	$214	$—	$2,612
Deferred	(6,308)	(487)	11	(6,784)
Total	$(3,910)	$(273)	$11	$(4,172)

The actual income tax expenses for fiscal years 2016, 2015, and 2014 differs from the computed ‘expected’ income tax expense (benefit) for those years (computed by applying the currently applicable consolidated United States federal corporate tax rates of 35%, to income before income taxes) as follows:

	For the Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Computed ‘expected’ tax expense/(benefit)	$2,040	$3,217	$(14,859)
State tax (net of federal tax effect)	36	567	(370)
Other, net	(65)	(82)	41
Goodwill impairment	—	—	11,016
Total	$2,011	$3,702	$(4,172)

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2016 and 2015, are presented below:

	As of September 30,
	2016	2015
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$11,010	$10,465
Unearned insurance reserves	2,400	2,850
Accrued expenses	575	1,065
State net operating losses and credits	44	145
Depreciation	—	18
Other	464	514
Total deferred tax assets	14,493	15,057
Valuation allowance	(41)	(38)
Deferred tax assets, net of valuation allowance	14,452	15,019

Deferred tax liabilities:
Depreciation	188	—
Other	79	68
Total deferred tax liabilities	267	68

Net deferred tax assets	$14,185	$14,951

As of September 30, 2016, the Company had state net operating loss carry forwards of approximately $1.0 million.  The net operating loss carry forwards begin expiring in 2022 through 2036.

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
The Company is included in the consolidated federal income tax return and, for certain states, combined state tax returns of its Parent. Under the benefits-for-loss approach, net operating losses and other tax attributes of the Company are characterized as realized when utilized by the Parent. Therefore, recognition of deferred tax assets is based on all available evidence as it relates to both the Parent and the Company. The Company is party to a tax sharing agreement with its Parent that will reimburse it for any losses utilized in the Parent’s consolidated tax returns. As a result, management believes it is more likely than not that the Company will realize the benefits of those deductible differences based on the Parent’s historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, with the exception of certain state differences. Accordingly, at September 30, 2016 and 2015, the Company recorded a valuation allowance on these deferred tax assets of $41,000 and $38,000, respectively.

As of September 30, 2016, 2015 and 2014, the reserve for uncertain tax positions was $43,000, $201,000, and $470,000 respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheet. Reversal of interest and penalties calculated as a result of uncertain tax positions of approximately $91,000, $68,000 and $13,000 for the years ended September 30, 2016, 2015, and 2014 respectively, were recorded as a component of income tax expense.

A reconciliation of unrecognized tax benefits for fiscal year 2016, 2015 and 2014 is as follows:

	As of and for the Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Balance, beginning of year	$108	$309	$346
Increase in tax positions taken in current periods	10	7	24
Increase in tax positions taken in prior periods	—	1	6
Decrease in tax positions taken in prior periods	—	(159)	—
Decrease due to lapse of applicable statute of limitations	(77)	(50)	(67)
Balance, end of year	$41	$108	$309

The Company does not believe a significant increase or decrease in the uncertain tax positions will occur in the next twelve months.

The Parent’s consolidated federal income tax returns are open and subject to examination by the Internal Revenue Service for the tax year ended September 30, 2013 and later. The Parent and its subsidiaries’ state returns are generally open and subject to examinations for the tax year ended September 30, 2012 for major state jurisdictions. The Company does not believe any adjustments that may result from these examinations will be material to the Company.

NOTE 6:  RELATED PARTY TRANSACTIONS

Two members of the MCFC Board of Directors own subordinated debentures issued by us. Amounts held totaled $0.3 million at September 30, 2016. The subordinated debentures have maturities at issuance ranging from two to three years and bear a weighted average interest rate of 7.31% (See Note 4 to the consolidated financial statements).

We entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with MCB on December 23, 2015.  Under the LSMS Agreement, we buy certain loans that MCB originates and receive ongoing management and record-keeping services from MCB. We also receive certain management and other administrative services from MCFC. The following table represents the related party transactions associated with the LSMS Agreement and other related party transactions for the periods presented.

	For the Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Loan purchases:
Loans purchased from MCB, net	$164,909	$194,519	$143,098

Management and record keeping services:
Servicing fee to MCB (1)	$22,557	$15,746	$21,675
Special services fee to MCB (2)	4,767	4,836	3,311
Base fee to MCB (3)	500	500	250
Indirect cost allocations to MCFC (4)	860	766	548
Relationship fee to MCB (5)	—	—	2,257
Total management and record keeping services	$28,684	$21,848	$28,041

Other transactions:
Capital contribution from MCFC	$—	$(9,022)	$—
Fees paid to MCB in connection with loans purchased (6)	1,585	1,995	2,142
Tax payments to MCFC	1,896	2,134	2,278
Dividends paid to MCFC	474	2,270	3,231
Direct cost allocations from MCFC (7)	1,374	1,054	1,159
Other reimbursements to MCB (8)	—	1,650	1,047

(1) The servicing fee to MCB was 0.617% per month of the outstanding principal for fiscal year 2016 under the LSMS Agreement. The servicing fee to MCB was 0.496% per month of the outstanding loan principal for fiscal year 2015.
From April 1, 2014 to September 30, 2014, the servicing fee to MCB was 0.43% per month of outstanding principal. Prior to April 1, 2014, the servicing fee was 0.68% of outstanding principal.
(2) In fiscal years 2016 and 2015, the fees for special services under the LSMS Agreement were at a rate of 125% of the cost of such services incurred by MCB.
(3) In fiscal years 2016 and 2015, the annual base fee was $500,000 and payable monthly to MCB.
(4) No annual maximum the fiscal year 2016. An annual maximum for fiscal year 2015 was $765,750. The maximum in fiscal year 2014 was $750,000.
(5) The monthly relationship fee ceased on March 31, 2014. The monthly relationship fee to MCB was equal to $2.91 for each loan owned at the prior fiscal year end for the six months ended March 31, 2014.
(6) In fiscal year 2016 we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In fiscal year 2015 and 2014, the fee was $26.00 and $30.00, respectfully, for each loan purchased from MCB.
(7) No annual maximum for fiscal year 2016. An annual maximum for fiscal year 2015 was $1,877,636. An annual maximum for fiscal year 2014 was $1,754,800.
(8) A one-time fee of $1,650,000 to implement a new consumer lending system that was paid over five monthly installments beginning on October 1, 2014.

NOTE 7:  VOLUNTARY REMEDIATION

In June 2013, MCB received a letter from the OCC regarding certain former business practices of MCB that the OCC alleged violated Section 5 of the Federal Trade Commission Act. MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law. In July 2014, MCB's Board of Directors directed management to develop a plan of self-remediation to address the sales and marketing practices in question. It was determined that MCB’s affiliates who benefited from the practices in question should also adopt remediation plans and participate proportionately in the overall plan of self remediation.

On September 26, 2014, the Boards of Directors of PFSI and MCB. approved self-remediation plans (the “Plans”) and entered into an Affiliate Remediation Payment Agreement (“ARP Agreement”).

In February 2015, the OCC indicated acceptance of the Plans and the ARP Agreement. The Company expects to complete the Plans in fiscal 2017.

NOTE 8: LITIGATION

We are subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions is not expected to have a material adverse effect on the financial position, results of operations or cash flow.

NOTE 9: DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s policy is to recognize transfers in and transfers out as of the end of the reporting period. During fiscal years 2016 and 2015, there were no significant transfers in or out of Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of financial instruments:

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

Amortizing Term Notes — The fair value of the amortizing term notes with fixed interest rates is estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  If the Company’s amortizing term notes were measured at fair value in the financial statements, these amortizing term notes would be categorized as Level 2 in the fair value hierarchy.

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

The carrying amounts and estimated fair values of our financial instruments as of September 30, 2016 and 2015 are as follows:

`	As of September 30, 2016		As of September 30, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$11,318	$11,318	$7,644	$7,644
Finance receivables, net	237,918	237,974	240,522	243,126

Financial liabilities:
Revolving credit line - banks, net	$157,005	157,005	$15,425	15,425
Amortizing term notes	—	—	138,428	139,079
Subordinated debt, net	32,903	35,921	41,108	44,346

NOTE 10: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Year ended September 30, 2016:
Interest income and fees	$21,064	$20,129	$19,703	$20,355
Net interest income	11,615	7,993	8,416	10,486
Income before income taxes	3,080	81	147	2,521
Net income	1,948	38	72	1,760

Year ended September 30, 2015:
Interest income and fees	$19,741	$18,163	$18,112	$20,611
Net interest income	9,376	9,212	9,904	11,564
Income before income taxes	2,523	2,424	546	3,698
Net income	1,529	1,495	347	2,118

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

There were no changes in our internal controls over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of the fiscal year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an effective internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Exchange Act and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by the employees of MCB on behalf of the Company.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in establishing our control environment. Based on these criteria and our assessment, we have determined that, as of September 30, 2016, our internal control over financial reporting was effective.

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

/s/ Timothy L. Stanley
Timothy L. Stanley
Chief Executive Officer
(Principal Executive Officer)

/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer
(Principal Financial Officer)

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers.

Name	Age	Position

Timothy L. Stanley	58	Chief Executive Officer and Vice Chairman of the Board
Pamela D. Johnson	55	Chief Financial Officer
Gary McQuain	50	Chief Administrative Officer
Robert F. Hatcher	74	Chairman of the Board
Alison N. LaBruyere	41	Director

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

Timothy L. Stanley- Mr. Stanley has served as a member of our Board since December 2013.  Mr. Stanley has served as our Chief Executive Officer since October 2014. Mr. Stanley served as the President of Heights Finance Corporation (“Heights”) from April 2003 to June 2014. He served as Heights' Chief Executive Officer from August 2004 to February 2016 and as the Chief Operating Officer of MCFC from September 2010 to February 2016.  Prior to joining Heights, Mr. Stanley spent 23 years with Wells Fargo Financial and held a variety of positions in branch operations, marketing, client services, and technology during his tenure, including Senior Vice President of the Information Services Group.  Mr. Stanley has management and financial experience as a chief executive officer and a chief operating officer of a financial services company.  Mr. Stanley has served as President and Chief Executive Officer of MCFC since February 2016.  He also has oversight and corporate governance experience as a current member and former chairman of the American Financial Services Association and a current and former director of various corporate and nonprofit entities.

Pamela D. Johnson- Ms. Johnson is the Chief Financial Officer of Heights Finance Corporation (“Heights”), an affiliate of the Company. Ms. Johnson joined Heights in December 2010. She holds a Bachelor and Master’s degree from Western Illinois University and has been a Certified Public Accountant since 1983. She began her career with KPMG Peat Marwick, after which she spent nine years in the financial services as a Division Vice President at First of America Bank. For 10 years prior to joining Heights, Ms. Johnson served as CFO at Lincoln Office overseeing accounting, information technology, human resources, administration, and customer service, as well as maintaining financial relationships with two Fortune 100 companies. In addition, she has been CFO of a printing company, controller for the eighth largest direct-mail marketing firm in the United States, and CFO for a large technology consulting firm.

Gary McQuain- Mr. McQuain joined MCFC in January 2016 as its Senior Vice President of Operations. Mr. McQuain spent the last 27 years with Citigroup in their CitiFinancial and Citibank business units domestically and abroad. Prior to joining MCFC, he was a Managing Director and the Asia Pacific Regional Head of business transformation and technology for CitiBank based in Singapore from January 2014 to December 2015. Before his assignment in Singapore, Mr. McQuain was Managing Director and Retail Bank Head in Indonesia from October 2011 to December 2013. In this role he had oversight of the Retail Bank network, Small/Medium Business Lending and the Citifinancial branch network.

Robert F. Hatcher- Mr. Hatcher has served as a member of our Board since January 2010.  Mr. Hatcher served as President and Chief Executive Officer of MCFC since its inception in 2002 to February 2016.  Mr. Hatcher was the President of First Liberty Bank from 1988 until 1990 and President and Chief Executive Officer of that bank and its parent, First Liberty Financial Corp., from 1990 until its merger with BB&T in 1999. Prior to joining First Liberty, Mr. Hatcher served in various positions with Trust Company Bank (now SunTrust) for 27 years.  He has been a director of MCFC since 2002.  Mr. Hatcher has management and financial experience as a chief executive officer of a financial services company. He also has oversight and corporate governance experience as a current member and former chairman of the Board of Regents of the University System of Georgia and a current and former director of various corporate and nonprofit entities.

Alison N. LaBruyere- Ms. LaBruyere has served as a member of our Board since January 2016.  Ms. LaBruyere is an Executive Vice President and the General Counsel of MCFC. Ms. LaBruyere joined MCFC in May 2009. Prior to joining MCFC, Ms. LaBruyere was an attorney with Alston & Bird, LLP. While at Alston & Bird, Ms. LaBruyere was in the financial services practice area and focused on banking regulations, corporate governance, securities transactions, and mergers and acquisitions.

Director Compensation, Composition and Committees

We have no outside independent directors and do not pay separate compensation to board members for serving as a director.

We are a wholly owned subsidiary of MCFC. In view of this, the small size of our Board and the fact that we do not have publicly traded equity securities that are subject to exchange listing requirements, we do not have a separate standing nominating committee. The functions that are normally performed by the nominating committee are performed by our Board as a whole. Our Board has formed audit and compensation committees, each consisting of two members of our Board, Alison N. LaBruyere and Timothy L. Stanley.  In recognition of the expertise and experience of the MCFC Board Compensation Committee (the "MCFC Compensation Committee"), our compensation committee (the "Compensation Committee") relies and expects to continue to rely heavily on the MCFC Compensation Committee in fulfilling the functions of a compensation committee. Our Compensation Committee has a separate charter.  In recognition of the expertise and experience of the risk and audit committee of MCFC, (the "MCFC Risk and Audit Committee"), our audit committee (the "Audit Committee") relies and expects to continue to rely heavily on the MCFC Risk and Audit Committee in fulfilling the functions of an audit committee.  The Audit Committee has a separate charter. Our executive officers and directors, including our principal executive, financial and principal accounting officers are subject to our Code of Business Conduct and Ethics, a copy of which may be obtained at no charge from us upon written request directed to us at Pioneer Financial Services Inc., 4700 Belleview Ave., Suite 300, Kansas City, Missouri 64112.

ITEM 11.                                         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to our Principal Executive Officer (referred to in this CD&A as our “Chief Executive Officer”), Principal Financial Officer (referred to in this CD&A as our “Chief Financial Officer”) and other executive officers for all services rendered by these officers in all capacities to us during fiscal year 2016.  Timothy Stanley serves as our Chief Executive Officer and is an employee of MCFC. Mr. Stanley provided less than 50% of his services to us. Pamela D. Johnson serves as our Chief Financial Officer. Ms. Johnson was employed by Heights and provided less than 50% of her services to us during fiscal year 2016.  Mr. McQuain serves as our Chief Administrative Officer and is an employee of MCFC. Mr. McQuain provided less than 50% of his services to us. All compensation for the named and other executive officers is paid by MCFC or Heights in the case of Ms. Johnson. As disclosed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations,” we pay MCB and MCFC various fees for the services provided to us. The compensation for the Chief Executive Officer is reviewed by the MCFC Compensation Committee.  For fiscal 2016, the compensation of the Chief Financial Officer and Chief Administrative Officer was reviewed by the Chief Executive Officer of the Company.

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

MCFC Compensation Committee’s Responsibilities

In recognition of the expertise and experience of the MCFC Compensation Committee, our Compensation Committee relies and expects to continue to rely heavily on the MCFC Compensation Committee in fulfilling the functions of a compensation committee. The MCFC Board established the MCFC Compensation Committee that is responsible for oversight of MCFC’s executive compensation program, including stock grants, to ensure that MCB, Heights and MCFC provide the appropriate motivation to retain key executives and employees and achieve superior corporate performance and shareholder value. The MCFC Compensation Committee is responsible for all matters dealing with executive officers’ and directors' compensation including: annual incentive plans, employment contracts for executive officers and restricted stock unit awards for eligible employees.

The MCFC Compensation Committee is composed of three independent MCFC Board Directors and meets approximately four times per year.  Reports of the MCFC Compensation Committee’s actions and recommendations are presented to the full MCFC Board after each meeting.  A formal review of executive compensation is completed every two years by an independent executive compensation consultant.

Compensation Philosophy

MCFC is a privately held company and its primary concerns are providing value for its shareholders and meeting our obligations to our subordinated debt holders.  Accordingly, the guiding compensation philosophy of the MCFC Compensation Committee is to establish a compensation program that will enable the attraction, development, and retention of key executives and employees who are motivated to achieve excellent corporate performance, strong results of operations and cash flows and sustained long-term shareholder value.  Furthermore, the pay practices we have in place do not encourage employees to take inappropriate or excessive risks that would be potentially detrimental to our financial or operating results, our cash flow, our profits and the interests of our investment note holders.

Program Elements

Our executive compensation program is composed of base salary, annual incentive compensation and long-term incentive compensation.  Compensation paid to Mr. Stanley and Mr. McQuain is paid by MCFC while compensation paid to Ms. Johnson is paid by Heights. We reimburse MCFC and Heights for the portion of their compensation attributable to their services provided to us. The following table outlines the total compensation earned by, and awarded to, our named executive officers for services provided to us in any capacity.

Total Compensation

Name and Principal Position	Year	Base Salary	Bonus	Annual Incentive (1)	Restricted Stock Units	All Other Compensation	Total Annual Compensation

Timothy L. Stanley
Chief Executive Officer	2016	$101,673	$30,000	$318,299	$98,103	$9,524	$557,599
	2015	92,058	79,066	79,575	94,160	7,922	352,781

Pamela D. Johnson (2)
Chief Financial Officer	2016	$44,769	$—	$—	$—	$932	$45,701

Gary McQuain (3)
Chief Administrative Officer	2016	$46,558	$—	$—	$—	$—	$46,558

Laura V. Stack (4)
Chief Financial Officer	2016	$51,687	$—	$50,556	$15,728	$8,814	$126,785
	2015	127,457	53,766	60,683	13,350	17,151	272,407
	2014	95,835	18,120	—	13,190	5,728	132,873

(1) Annual incentives are generally paid in the subsequent fiscal year. In addition, 20% of Mr. Stanley’s incentive is deferred and paid in two annual installments in December of the two following years. The amount shown is the full amount for the fiscal year although 20% of it is deferred.
(2) Ms. Johnson was appointed Chief Financial Officer on January 7, 2016.
(3) Mr. McQuain was appointed Chief Administrative Officer on May 24, 2016.
(4) Ms. Stack left the Company on January 14, 2016.

Base Salary

Base salaries are determined after considering an individual’s responsibilities, experience and overall job performance.  The MCFC Compensation Committee reviewed the competitiveness of base compensation as compared to market published survey data and a third-party peer group.  Base salaries are targeted at the midpoint to seventy-fifth percentile of the market based on job experience and as compared to similar positions in markets where we compete for talent.

All executive officers are eligible for an annual merit increase to base salary, effective January 1, based primarily on performance of job responsibilities and accomplishment of predetermined performance objectives.  Job accomplishments are measured by a written performance appraisal that includes evaluating the key responsibilities of the position using five levels of defined performance ratings culminating in an overall job performance rating. The Chief Executive Officer of PFSI evaluates the Chief Financial Officer's and the Chief Administrative Officer's performance. The Chief Executive Officer's performance is evaluated by the MCFC Compensation Committee.

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

Incentive and Retention Plan Awards

Generally, incentives are determined by the MCFC Compensation Committee and based upon meeting various financial and performance target metrics. For fiscal year 2016, certain performance metrics were below minimum performance thresholds and others exceeded the maximum threshold. Total incentive payments for fiscal year 2016 were between the minimum and target thresholds.

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

The MCFC Compensation Committee reviewed the competitiveness of LTIP compensation as compared to market published survey data and a third-party peer group.  The following table provides information concerning options exercised and restricted stock awards vested during the year ended September 30, 2016, for each of our named executive officers.

Option Exercises and Restricted Stock Vested

	Option Awards		Restricted Stock Units
Name	Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired	Value Realized on Vesting ($)
Timothy L. Stanley

February 1, 2016 (1)	—	$—	16,423	$91,643
December 1, 2015	—	—	1,164	6,460
December 1, 2014	—	—	21,400	94,160
December 1, 2013	—	—	—	—

Laura V. Stack
December 1, 2015	—	$—	2,834	$15,728
December 1, 2014	—	—	3,034	13,350
December 1, 2013	—	—	1,920	13,190

(1) This award is a one-time special grant made to Mr. Stanley in February 2015. This award was not considered part of the annual LTIP incentive he was entitled to. The vesting schedule of this special grant is 40% on the award date, 30% on the one year anniversary and the remaining 30% on the second anniversary.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code provides guidance on the deductibility of compensation paid to our five highest paid officers. Historically, MCB has taken the necessary actions to ensure the deductibility of payments under our annual and long-term performance incentive compensation plans. MCFC also intends to take the actions necessary to maintain the future deductibility of payments and awards under these programs.

Conclusion

We are satisfied that the base salary, annual incentive plan and long-term incentive plan provided to our named executive officers by Heights and MCFC are structured to foster a performance-oriented culture.  They create strong alignment with the long-term best interests of our shareholder and note holders.  Compensation levels are reasonable in light of services provided, executive performance, our performance and industry practices.  Furthermore, the pay practices we have in place do not encourage employees to take inappropriate or excessive risks that would be potentially detrimental to our financial or operating results, our cash flow, our profits and the interests of our investment note holders.

Potential payments upon termination

Under the employment agreement between Timothy L. Stanley and MCFC, if Mr. Stanley were to be terminated by the Company without cause or by Mr. Stanley with good reason as of September 30, 2016, Mr. Stanley would be entitled to payments as stipulated in the terms of his signed employment agreement, as follows.

Severance Benefits

	Average Base Salary (1)	Average Annual Incentive	Total

Timothy L. Stanley	$91,430	$52,298	$143,728

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

By: Alison N. LaBruyere and Timothy L. Stanley.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As previously stated, the members of the Board are Timothy L. Stanley, Alison N. LaBruyere and Robert F. Hatcher.  Mr. Stanley and Ms. LaBruyere were employees of MCFC during the fiscal year. Mr. Stanley, our Chief Executive Officer, and Ms. LaBruyere were both members of the Compensation Committee during fiscal 2016. During the past three fiscal years, none of our executive officers served on the MCFC Compensation Committee or any compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on the MCFC Compensation Committee.

ITEM 12.                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2016, MCFC, a Georgia corporation, owned one share of our common stock, which constitutes our only outstanding and issued share of common stock.  We have no other class of capital stock authorized. The address of MCFC is 201 Second Street, Suite 950, Macon, Georgia 31201.  MCFC has sole voting and investment power with respect to the share of our common stock set forth above.  Neither our directors nor any of our executive officers own any shares of our common stock.

ITEM 13.                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Two members of the MCFC Board of Directors own subordinated debentures issued by us. Amounts held totaled $0.3 million at September 30, 2016. The subordinated debentures have maturities at issuance ranging from two to three years and bear a weighted average interest rate of 7.31% (See Note 4 to the consolidated financial statements).

We entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with MCB on December 23, 2015.  Under the LSMS Agreement, we buy certain loans that MCB originates and receive ongoing management and record-keeping services from MCB. We also receive certain management and other administrative services from MCFC. The following table represents the related party transactions associated with the LSMS Agreement and other related party transactions for the periods presented.

	For the Years Ended September 30,
	2016	2015	2014
	(dollars in thousands)
Loan purchases:
Loans purchased from MCB, net	$164,909	$194,519	$143,098

Management and record keeping services:
Servicing fee to MCB (1)	$22,557	$15,746	$21,675
Special services fee to MCB (2)	4,767	4,836	3,311
Base fee to MCB (3)	500	500	250
Indirect cost allocations to MCFC (4)	860	766	548
Relationship fee to MCB (5)	—	—	2,257
Total management and record keeping services	$28,684	$21,848	$28,041

Other transactions:
Capital contribution from MCFC	$—	$(9,022)	$—
Fees paid to MCB in connection with loans purchased (6)	1,585	1,995	2,142
Tax payments to MCFC	1,896	2,134	2,278
Dividends paid to MCFC	474	2,270	3,231
Direct cost allocations from MCFC (7)	1,374	1,054	1,159
Other reimbursements to MCB (8)	—	1,650	1,047

(1) The servicing fee to MCB was 0.617% per month of the outstanding principal for fiscal year 2016 under the LSMS Agreement. The servicing fee to MCB was 0.496% per month of the outstanding loan principal for fiscal year 2015.
From April 1, 2014 to September 30, 2014, the servicing fee to MCB was 0.43% per month of outstanding principal. Prior to April 1, 2014, the servicing fee was 0.68% of outstanding principal.
(2) In fiscal years 2016 and 2015, the fees for special services under the LSMS Agreement were at a rate of 125% of the cost of such services incurred by MCB.
(3) In fiscal years 2016 and 2015, the annual base fee was $500,000 and payable monthly to MCB.
(4) No annual maximum the fiscal year 2016. An annual maximum for fiscal year 2015 was $765,750. The maximum in fiscal year 2014 was $750,000.
(5) The monthly relationship fee ceased on March 31, 2014. The monthly relationship fee to MCB was equal to $2.91 for each loan owned at the prior fiscal year end for the six months ended March 31, 2014.
(6) In fiscal year 2016 we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In fiscal year 2015 and 2014, the fee was $26.00 and $30.00, respectfully, for each loan purchased from MCB.
(7) No annual maximum for fiscal year 2016. An annual maximum for fiscal year 2015 was $1,877,636. An annual maximum for fiscal year 2014 was $1,754,800.
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

Director Independence

On September 30, 2016, our Board consisted of the following three persons: Timothy L. Stanley, Alison N. LaBruyere and Robert F. Hatcher.  As each of these individuals is an executive officer of PFSI or an executive officer of MCFC, our Board has determined that none of these individuals are independent, as the term is defined under the listing standards of the NASDAQ Global Select Market. Our only outstanding share of common stock is held by MCFC and neither our common stock nor investment notes are listed on any national exchange stock. Therefore, our Company is a “controlled company” and may rely on NASDAQ Rules 5605(b)(1) and 5615(c)(2) as an exemption to the requirement that a majority of the Board members be independent, pursuant to Item 407(a)(1)(ii) of Regulation S-K. None of the members of our Board sit on the board of directors of any public company.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Report of the Audit Committee

In fulfilling its oversight responsibilities, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, reviewed and discussed the audited consolidated financial statements for fiscal year 2016 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 16, (Communication with Audit Committees), as adopted by the Public Company Accounting Oversight Board.

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

Based on these reviews and discussions, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, has recommended that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended September 30, 2016 for filing with the U.S. Securities and Exchange Commission.

By the Audit Committee:

/s/ Timothy L. Stanley
Timothy L. Stanley

/s/ Alison N. LaBruyere
Alison N. LaBruyere

Audit Fees

Deloitte & Touche LLP, ("DT"), has been engaged to perform the audit of the financial statements for the fiscal year ended September 30, 2016 and 2015.  The aggregate fees DT billed for professional services rendered in fiscal years 2016 and 2015 were approximately $319,000 and $374,000 respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2016 and 2015 by DT, which are not reported under “Audit Fees” above, were approximately $23,000 and $22,000 respectively.  These fees were primarily for out-of-pocket expenses.

Tax Fees

The aggregate fees billed for tax services rendered in fiscal year 2016 and 2015 by DT were approximately $99,000 and $112,000, respectively.  These fees were primarily for preparation of federal and state tax returns.

All Other Fees

There were no other fees paid to DT for fiscal 2016 and 2015.

PART IV

ITEM 15.                                                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations, warranties and covenants by the parties and other factual information about us, MCB, or MCFC or their respective businesses or operations. These representations, warranties covenants and other factual statements (i) have been made solely for the benefit of the other party or parties to such agreements; (ii) were made only as of the date of such agreements or such other date(s) as expressly set forth in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure; (iii) may have been subject to qualifications with respect to materiality, knowledge and other matters, which qualifications modify, qualify and create exceptions to the representations, warranties and covenants in the agreements; (iv) may be qualified by disclosures made to such other party or parties in connection with signing such agreements, which disclosures contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants in the agreements; (v) have been made to reflect the allocation of risk among the parties to such agreements rather than establishing matters as facts; and (vi) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations, warranties, covenants and statements of act should not be relied upon by investors as they may not describe our actual state of affairs as of September 30, 2016 or as of the date of filing this Annual Report on Form 10-K.

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

4.2	Form of investment note certificate (incorporated by reference to Exhibit 4.2 of the 2009 Registration Statement).
4.3	Form of investment note certificate for private placement (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K filed on December 17, 2015).
10.1
Credit Agreement, dated as of December 23, 2015, among Pioneer Financial Services, Inc., Pioneer Funding, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., Pioneer Military Insurance Company, the various financial institutions party hereto, and The PrivateBank and Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated December 30, 2015).

10.2
Amendment No. 1, dated June 28, 2016, to Credit Agreement dated as of December 23, 2015, among Pioneer Financial Services, Inc., Pioneer Funding, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., Pioneer Military Insurance Company, the various financial institutions party thereto, and The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated July 1, 2016.)

10.3*
Employment Agreement dated February 1, 2007 between the Company and Laura V. Stack. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 29, 2008).

10.4
Amended and Restated Non-Recourse Loan Sale and Master Services Agreement dated as of June 12, 2009 among MidCountry Bank through its Pioneer Military Lending Division, Pioneer Funding, listed other affiliated entities of the Company and UMB Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated June 18, 2009).

10.5
Unlimited Continuing Guaranty, dated as of June 12, 2009, from MidCountry Financial Corp. in favor of UMB Bank, N.A., as Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated June 18, 2009).

10.6
Oracle Services Agreement and Amendment No. 1, dated May 18, 2011, between the Company and Oracle Financial Services Software, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on form 10-K filed with the SEC on December 20, 2012).

10.7
Expense Sharing Agreement, dated June 21, 2013, between the Company and MidCountry Financial Corp. and its subsidiaries (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on December 22, 2014).

10.8**
Agreement between the Company and Fidelity Information Services, LLC dated August 15, 2014 (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K/A filed with the SEC on June 29, 2015).

10.9
Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated as of December 23, 2015, by and among MidCountry Bank, FSB, Pioneer Financial Services, Inc., Pioneer Funding, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., Pioneer Military Insurance Company, and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 of the Current Report to the Company’s Form 8-K filed with the SEC on December 30, 2015).

10.10	Master Agreement, dated November 20, 2015, between the Company and Fiserv Solutions, LLC. (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on February 11, 2016.)
10.11	Master Agreement, dated November 20, 2015, between Company and Teledata Communications, Inc. (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on February 11, 2016.)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2012).
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

101
The following financial information from Pioneer Financial Services, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on December 16, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the years ended 2016, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2016 and September 30, 2015, (iii) the Condensed Consolidated Statement of Cash Flows for years ended 2016, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements.

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

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	December 19, 2016
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	December 19, 2016
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert F. Hatcher	Chairman	December 19, 2016
Robert F. Hatcher

/s/ Alison N. LaBruyere	Director	December 19, 2016
Alison N. LaBruyere