Form 10-Q
period 2016-12-31
PIONEER FINANCIAL SERVICES INC
filed 2017-02-13
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2017
Common Stock, no par value	One Share
As of February 13, 2017, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
December 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of December 31, 2016 and September 30, 2016
(unaudited)

	December 31, 2016	September 30, 2016
	(dollars in thousands)

ASSETS

Cash and cash equivalents	$7,878	$11,318
Gross finance receivables	273,251	280,947
Less:
Advanced finance receivable payments	(2,068)	(2,397)
Unearned fees, debt protection claims and policy reserves	(9,109)	(10,258)
Allowance for credit losses	(31,575)	(30,374)
Finance receivables, net	230,499	237,918

Furniture and equipment, net	4,002	3,530
Deferred tax asset, net	12,535	14,185
Prepaid and other assets	5,243	5,511

Total assets	$260,157	$272,462

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$145,816	$157,005
Subordinated debt, net	32,985	32,903
Accounts payable and other liabilities	4,507	3,819
Total liabilities	183,308	193,727

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	95,416	95,416
Retained deficit	(18,567)	(16,681)

Total stockholder’s equity	76,849	78,735

Total liabilities and stockholder’s equity	$260,157	$272,462

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations and Other Comprehensive Income
For the three months ended December 31, 2016 and 2015
(unaudited)

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)

Interest income and fees	$20,022	$21,064

Interest expense	2,745	3,093

Net interest income before provision for credit losses	17,277	17,971
Provision for credit losses	9,789	6,356
Net interest income	7,488	11,615

Total non-interest income, net	68	254

Non-interest expense
Management and record keeping services	6,503	7,473
Other operating expenses	1,011	1,316
Total non-interest expense	7,514	8,789

Income before income taxes	42	3,080
Provision for income taxes	19	1,132
Net income and other comprehensive income	$23	$1,948

Net income per share, basic and diluted (1)	$23	$1,948

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the three months ended December 31, 2016 and 2015
(unaudited)

	Total	Common Stock	Retained Deficit
	(dollars in thousands)

Balance, September 30, 2015	$75,391	$95,416	$(20,025)

Net income and other comprehensive income	1,948	—	1,948
Dividends declared and paid to parent (1)	(474)	—	(474)

Balance, December 31, 2015	$76,865	$95,416	$(18,551)

Balance, September 30, 2016	$78,735	$95,416	$(16,681)

Net income and other comprehensive income	23	—	23
Dividends declared and paid to parent (1)	(1,909)	—	(1,909)

Balance, December 31, 2016	$76,849	$95,416	$(18,567)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the three months ended December 31, 2016 and 2015
(unaudited)

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)

Cash flows from operating activities:
Net income	$23	$1,948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,789	6,356
Depreciation	87	—
Deferred income taxes	1,650	730
Interest accrued on investment notes	351	592
Changes in:
Accounts payable and other liabilities	688	(606)
Unearned premium reserves	(834)	183
Prepaid and other assets	268	5,228

Net cash provided by operating activities	12,022	14,431

Cash flows from investing activities:
Net finance receivables purchased from affiliate	(1,536)	(13,832)
Capital expenditures	(559)	(170)

Net cash used in investing activities	(2,095)	(14,002)

Cash flows from financing activities:
Borrowings under lines of credit	5,111	213,969
Repayments under lines of credit	(16,300)	(74,950)
Proceeds from other borrowings	3,010	12,580
Repayment of other borrowings	(3,279)	(152,083)
Dividends paid to parent	(1,909)	(474)

Net cash used in financing activities	(13,367)	(958)

Net decrease in cash	(3,440)	(529)

Cash and cash equivalents, Beginning of period	11,318	7,026

Cash and cash equivalents, End of period	$7,878	$6,497

Additional cash flow information:
Interest paid	$2,385	$2,732
Income taxes (refunded)/paid	(428)	851
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2016 and September 30, 2016 and for the three months ended December 31, 2016 and December 31, 2015
(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”).  We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2016 filed with the Securities and Exchange Commission (“SEC”) on December 19, 2016. In the opinion of the management of the Company, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included to present fairly these consolidated financial statements in accordance with GAAP.

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of MCFC. These receivables represent loans primarily to active-duty or career retired U.S. military personnel.

Use of Estimates

The preparation of the unaudited consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ judgments in determining the amount of our allowance for credit losses, insurance claims and policy reserves, deferred tax assets and liabilities and establishing the fair value of our financial instruments.  While the unaudited consolidated financial statements and footnotes reflect the best estimates and judgments at the time they are made, actual results could differ from those estimates.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel.  During the first quarter of fiscal 2017, we purchased $64.6 million of loans from MCB compared to $91.2 million during the first quarter of fiscal 2016. Approximately 44.6% of the amount of loans we purchased in the first quarter of fiscal 2017 were refinancings of outstanding loans compared to 39.5% during the first quarter of fiscal 2016.

In the normal course of business, we receive a portion of customer loan payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  On December 31, 2016 we collected $3.6 million in customer loan payments in advance of the payment due date of January 1, 2017. These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables of $2.1 million and the corresponding accrued interest receivable of $1.5 million.  On September 30, 2016, we collected $4.0 million in customer loan payments in advance of the payment due date of October 1, 2016. These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables of $2.4 million and the corresponding accrued interest receivable of $1.6 million.

The following table represents finance receivables for the periods presented:

	December 31, 2016	September 30, 2016
	(dollars in thousands)

Finance Receivables:
Gross finance receivables	$273,251	$280,947

Less:
Advanced finance receivable payments	(2,068)	(2,397)
Gross finance receivables less advanced finance receivable payments	271,183	278,550

Less:
Net deferred loan fees	(6,014)	(6,271)
Unearned debt protection fees	(2,341)	(3,175)
Debt protection claims and policy reserves	(754)	(812)
Total unearned fees, debt protection claims and policy reserves	(9,109)	(10,258)

Finance receivables - net of unearned fees, debt protection claims and policy reserves	262,074	268,292

Allowance for credit losses	(31,575)	(30,374)

Net finance receivables	$230,499	$237,918

Management has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses inherent in the finance receivables portfolio. Our portfolio consists of a large number of relatively small-balance, homogenous accounts.  No account is large enough to warrant individual evaluation for impairment.

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the periods presented:

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015

Allowance for credit losses:
Balance, beginning of period	$30,374	$28,957
Finance receivables charged-off	(9,449)	(7,941)
Recoveries	861	1,028
Provision for credit losses	9,789	6,356
Balance, end of period	$31,575	$28,400

Finance receivables:	$273,251	$289,790
Allowance for credit losses	(31,575)	(28,400)
Balance, net of allowance	$241,676	$261,390

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) have not been received and accrued interest is limited to no more than 92 days. The Company has experience with borrowers periodically missing payments during times of financial hardship; however, these missed payments do not necessarily render loans uncollectible. Non-accrual status, therefore, does not equate to a determination that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing loans represent those finance receivables where the accrual of interest income has been suspended. As of December 31, 2016, we had $18.8 million in finance receivables that were non-performing loans, compared to $16.1 million as of September 30, 2016. As of December 31, 2016, we had $1.2 million in accrued interest for finance receivables that were classified as non-performing.  As of September 30, 2016, we had $1.0 million in accrued interest for finance receivables that were classified as non-performing.

We consider a loan impaired when a full payment has not been received for the preceding six calendar months and is 30 days contractually past due. Impaired loans are removed from our finance receivable portfolio and charged against the allowance for credit losses. Accrued interest on impaired loans is reversed and charged against interest income. We do not restructure troubled debt as a form of curing delinquencies.

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

	December 31, 2016	September 30, 2016
	(dollars in thousands)

Gross finance receivables	$273,251	$280,947
Performing	254,498	264,834
Non-performing	18,753	16,113
Non-performing loans as a percent of gross finance receivables	6.86%	5.74%

As of December 31, 2016 and September 30, 2016, past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	As of December 31, 2016
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$4,130	$15,530	$19,660	$253,591	$273,251

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2016
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$5,966	$10,924	$16,890	$264,057	$280,947

Additionally, we employ purchasing criteria, developed from our past customer repayment experience. The purchasing criteria are periodically evaluated based on current portfolio performance.  These criteria require the following:

•	At the time of loan origination, all borrowers are primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential borrowers must complete standardized credit applications online via the internet; and

•	All loans must meet additional purchase criteria developed from our past credit repayment experience and is periodically revalidated based on current portfolio performance.

These criteria are used to help reduce the risk of purchasing loans where the customer is unwilling or unable to repay. MCB limits the loan to an amount the customer could reasonably be expected to repay.

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

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)

Loan purchasing:
Loans purchased from MCB, net	$33,665	$51,602

Management and record keeping services:
Servicing fee paid to MCB (1)	$5,447	$5,712
Special services fee paid to MCB (2)	899	1,379
Base fee paid to MCB (3)	125	125
Indirect cost allocation fees paid to MCFC	32	257
Total management and record keeping services	$6,503	$7,473

Other transactions:
Fees paid to MCB in connection with loans purchased (4)	$349	$515
Tax (refunds)/payments (from)/to MCFC	(428)	851
Dividends paid to MCFC	1,909	474
Direct cost allocations from MCFC	301	439

(1)	The servicing fee paid to MCB was 0.617% per month of the outstanding loan principal under the LSMS Agreement.

(2)	The fees for special services under the LSMS Agreement are at a rate of 125% of the cost of such services incurred by MCB.

(3)	The annual base fee was $500,000 and payable monthly to MCB.

(4)	We pay a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.

NOTE 4:  BORROWINGS

Revolving Credit Line - Banks

On December 23, 2015, the Company entered into a Credit Agreement, which was amended on June 28, 2016, (the "Credit Agreement") with various financial institutions (the "Lenders"). The Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million whereby the Company may periodically borrow and repay funds as needed, subject to the terms of the Credit Agreement.

Borrowing availability under the revolving credit facility is limited to eligible receivables (the "Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of December 31, 2016, the Company's Borrowing Base and available revolving credit line was $152.9 million. Outstanding borrowings under the Credit Agreement at December 31, 2016 were $146.7 million bearing a weighted average interest rate of 4.98%. Of the $146.7 million outstanding borrowings, $145.0 million were LIBOR borrowings with a 4.96% interest rate while the remaining $1.7 million comprised Base Rate borrowings with a 7.00% interest rate. In addition, we are paying our lenders a fifty basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In the first quarter of fiscal year 2017 non-use fees were $0.02 million.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at December 31, 2016 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $0.2 million at December 31, 2016.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company, and will terminate on December 21, 2018 or earlier, if certain events occur, as noted below.

Under the Credit Agreement, we are subject to certain covenants that require, among other things, we maintain specific financial ratios, satisfy certain financial tests and maintain a minimum allowance for credit losses. There are also certain restrictions on the amount and timing of dividends we may pay. These covenants and other terms, which if not complied with could result in a default under the Credit Agreement, which if not waived by our lenders, could result in the acceleration of the indebtedness evidenced by the Credit Agreement.

The Credit Agreement replaced the Secured Senior Lending Agreement ("SSLA ") that we entered into in June 2009.  Our assets secured the borrowings extended under the SSLA for the benefit of the lenders and other holders of the notes issued pursuant to the SSLA.  The facility was an uncommitted credit facility that provided common terms and conditions pursuant to which the individual lenders that were a party to the SSLA could choose to make loans to us.

On December 23, 2015, the Company's outstanding borrowings and accrued interest under the SSLA were paid off and replaced with borrowings of $162.4 million under the Credit Agreement.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. Pursuant to the MOU, the Company's senior borrowings may not exceed $170.6 million, without prior approval from MCFC's primary federal regulator.

Subordinated Debt

Investment Notes

We have borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $22.6 million at December 31, 2016, and $25.6 million, at September 30, 2016.  These investment notes are nonredeemable before maturity by the holders, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $50,521 and $49,646, with a weighted average interest rate of 9.09% and 9.09% at December 31, 2016 and September 30, 2016, respectively.

Subordinated Debentures

At December 31, 2016 and September 30, 2016, the Company had outstanding borrowings of $10.3 million and $7.3 million, respectively, in subordinated debentures. The debentures have maturities at issuance ranging from one to four years and bear interest rates of 5.5%, 6.5%, 7.5% and 8.0%. The average subordinated debenture payable was $77,201 with a weighted average interest rate of 7.49% at December 31, 2016.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from MCFC and is due upon demand.  Interest on borrowings is payable monthly and is based on prime or 5.0%, whichever is greater.  As of December 31, 2016 and September 30, 2016 the outstanding balance under this line of credit was zero.

Under the MOU, the Company's subordinated borrowings may not exceed $44.0 million, without prior approval from MCFC's primary federal regulator.

Contractual Maturities

A summary of contractual maturities for the revolving line of credit and subordinated debt as of December 31, 2016, is as follows. The revolving line of credit maturities exclude debt issuance costs of $0.9 million.

	Revolving Line of Credit - Banks	Subordinated Debt	Total
	(dollars in thousands)

2017	$—	$4,026	$4,026
2018	—	891	891
2019	146,700	5,448	152,148
2020	—	5,293	5,293
2021	—	10,254	10,254
2022 and beyond	—	7,073	7,073
Total	$146,700	$32,985	$179,685

NOTE 5:  VOLUNTARY REMEDIATION

In June 2013, MCB received a letter from the Office of the Comptroller of the Currency (the "OCC") regarding certain former business practices of MCB that the OCC alleged violated Section 5 of the Federal Trade Commission Act. MCB responded in writing to the OCC regarding its analysis of the former business practices and stated that it did not believe it engaged in practices that rose to the level of a violation of law. In July 2014, MCB's Board of Directors directed management to develop a plan of self-remediation to address the sales and marketing practices in question. It was determined that MCB’s affiliates who benefited from the practices in question should also adopt remediation plans and participate proportionately in the overall plan of self-remediation.

On September 26, 2014, the Boards of Directors of the Company and MCB approved self-remediation plans (the “Plans”) and entered into an Affiliate Remediation Payment Agreement (“ARP Agreement”). In November 2016, the Company remitted $0.5 million to MCB for the remainder of its voluntary remediation liability under the Plans. The Company has no further liability with respect to the ARP Agreement and the Plans.

NOTE 6:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND INVESTMENTS

Fair value measurement requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy that categorizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

For the first three months of fiscal 2017 and the fiscal year ended September 30, 2016 there were no significant transfers into or out of Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents — The carrying value approximates fair value due to their liquid nature.

Finance Receivables — The fair value of finance receivables is estimated by discounting the receivables using current interest rates at which similar finance receivables would be made to borrowers with similar credit ratings and for the same remaining maturities as of the balance sheet date.  In addition, the best estimate of losses inherent in the portfolio is deducted when computing the estimated fair value of finance receivables.  If the Company’s finance receivables were measured at fair value in the financial statements these finance receivables would be classified as Level 3 in the fair value hierarchy.

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

Subordinated Debt — The fair value of subordinated debt is estimated by discounting future cash flows using current interest rates at which similar subordinated debt would be offered for the same remaining maturities. If the Company’s subordinated debt were measured at fair value in the financial statements, the subordinated debt would be categorized as Level 2 in the fair value hierarchy.

The carrying amounts and estimated fair values of our financial instruments at December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016		September 30, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$7,878	$7,878	$11,318	$11,318
Finance receivables, net	230,499	228,450	237,918	237,974

Financial liabilities:
Revolving line of credit - banks, net	145,816	145,816	157,005	157,005
Subordinated debt, net	32,985	36,200	32,903	35,921

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in this quarterly report of Pioneer Financial Services, Inc. (“PFSI”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those indicated in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in Item 1A of Part I in our Annual Report on Form 10-K for the period ended September 30, 2016 (the "Annual Report"). If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We are not obligated to update forward-looking statements and will not update any forward-looking statements in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

PFSI, a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  PFSI, with its wholly owned subsidiaries, purchases consumer loans made primarily to active-duty, career retired U.S. military personnel or veterans with prior loan history with us.  We intend to hold these consumer loans until repaid.

We purchase finance receivables from MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of MCFC.  These finance receivables represent consumer loans MCB originated via the internet.  Military customers use loan proceeds for personal financial needs or to purchase consumer goods and services.

Our finance receivables are unsecured, have fixed interest rates and typically have a maturity of less than 48 months. During the first quarter of fiscal 2017, the average size of a loan when acquired was $4,628 with an average term of 35 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

The level of our profitability is dependent upon the quality of finance receivables we are able to acquire from MCB, including repayment performance, and upon the business and economic environments in the markets where we operate and in the United States as a whole.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we seek to maintain a positive, supportive relationship with the military community.

Critical Accounting Policies

In our Annual Report, we identified the critical accounting policies which affect our significant estimates and assumptions used in preparing our unaudited consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

Lending and Servicing Operations

Supplier of Loans

We have retained MCB as our sole supplier of loans.  We entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement ("LSMS Agreement") with MCB whereby we purchase loans originated by MCB and MCB services these loans on our behalf.  Under the LSMS Agreement, we have the exclusive right, but not the obligation, to purchase loans originated by MCB that meet the following guidelines:

•	At the time of loan origination, all borrowers are primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential borrowers must complete standardized credit applications online via the internet; and

•	All loans must meet additional purchase criteria developed from our past loan repayment experience, which is revalidated based on current portfolio performance.

For a description of the risks associated with these loans, see "Risk Factors" set forth in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Loan Purchasing

General.  The Company and MCB have more than 29 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are currently utilized by MCB when originating loans in this market.

We may purchase loans from MCB if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted MCB rights to use our lending system; however, we retained ownership of the lending system.  Using our lending criteria, scoring model and system, MCB originates loans directly over the internet.  Loans typically have maximum terms of 48 months and had an average origination amount of $4,628 in the first quarter of fiscal 2017.  During the first three months of fiscal 2017 and all of fiscal 2016, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In the first quarter of fiscal 2017, we paid MCB $0.3 million in fees connected with MCB origination of loans compared to $0.5 million in the first quarter of fiscal 2016. See further discussion in "Loan Acquisition."

MCB uses our lending criteria and scoring model when it originates loans that we subsequently purchase. Under this criteria and scoring model, in evaluating the creditworthiness of applicants, MCB primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and job stability. MCB uses credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. Our purchasing guidelines provide that we will accept loans originated by MCB with the FICO Score 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from MCB, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military. The average customer loan balance was $3,855 at December 31, 2016, repayable in equal monthly installments and with an average remaining term of 23 months.

A risk in all consumer lending is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record.  An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce.  Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws.  Underwriting guidelines are used at the time the customer applies for a loan to reduce the risk of originating loans where the customer is unwilling or unable to repay.  These guidelines are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance.  We purchase loans made to consumers that meet our purchase criteria.  The amount and interest rate of the loans purchased are set by MCB based upon these underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we will purchase a new loan from MCB for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 44.6% of the amount of loans we purchased in the first quarter of fiscal 2017 was refinancings of outstanding loans compared to 39.5% during the first quarter of fiscal 2016.

Management and Recordkeeping Services

MCB provides management and recordkeeping services for us in accordance with the LSMS Agreement.  MCB services our finance receivables and we pay fees to MCB for these management and recordkeeping services.  Also, as part of its compensation for performing these management and recordkeeping services, MCB retains a portion of ancillary revenue, including late charges and insufficient funds fees, associated with these finance receivables.

For fiscal year 2017 and 2016, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $25.00 for each loan (not including retail installment contracts) originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.617% (7.40% annually) of the outstanding principal balance of finance receivables serviced as of the last day of the month; (4) a monthly collections fee equal to 34% of amounts collected on charged-off accounts; and (5) a monthly fee equal to 125% of the actual cost for marketing and business development services.

To facilitate MCB’s servicing of the finance receivables, we have granted MCB: (1) the non-exclusive rights to use certain intellectual property, including our trade names and service marks; and (2) the right to use our loan processing system and related hardware and software. We have also granted MCB non-exclusive rights to market additional products and services to our customers. We retain all other borrower relationships.

A formal agreement (the “Expense Sharing Agreement”) between MCFC and its consolidated subsidiaries, including the Company, is in place to govern the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, there are three types of expenses: (1) direct expenses (those that can be specifically identified to a party, yet are paid centrally, usually by MCFC); (2) direct cost allocations (costs incurred for the benefit of MCFC and or its subsidiaries that are not direct expenses); and (3) indirect cost allocations (those expenses incurred for the benefit of all parties and not specifically identifiable with an allocation methodology). The direct cost allocations are considered reimbursements and are based upon estimated usage of services using reliable cost indicators. The costs for MCFC services are periodically evaluated to ensure the costs are at a reasonable market rate and consistent with what an external third party may charge. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, executive compensation and remuneration, strategic planning, loan review, risk management, regulatory compliance support, tax, legal and information technology services. The other parties to the Expense Sharing Agreement may provide office space, technology support and servicing of finance receivables and leases.

Sources of Income

We generate revenues primarily from interest income and fees earned on the finance receivables purchased from MCB, which include refinanced finance receivables. We also earn revenues from debt protection fees; however, effective September 15, 2016 MCB discontinued offering debt protection insurance products. Therefore, our debt protection revenues will decline on a go forward basis. For purposes of the following discussion, “revenues” means the sum of our finance income and debt protection fees.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from MCB.  The following table details the average loan balance and the number of loans that comprise our finance receivables as of the date presented:

	December 31, 2016	September 30, 2016

Finance receivables:
Gross finance receivables balance	$273,250,808	$280,947,049
Average loan balance	$3,855	$3,831
Total number of loans	70,873	73,340

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

 Our interest expense is sensitive to changes in general market interest rates, which directly impacts our cost of funds.  Due to certain state and federal regulations, we are unable to significantly increase the annual percentage rate earned on new and existing finance receivables, which restricts our ability to react to increases in cost of funds.  Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability.

The following table presents data relating to our net interest margin as of and for the periods presented:

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)

Total finance receivables balance	$273,251	$289,790
Average gross finance receivables (1)	274,050	285,706
Average interest bearing liabilities (1)	181,265	192,741
Total interest income and fees	20,022	21,064
Total interest expense	2,745	3,093

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Gross Finance Receivables.  Our gross finance receivables decreased 5.7% or $16.5 million, to $273.3 million on December 31, 2016 from $289.8 million on December 31, 2015 due to a decrease in our finance receivables purchases during the first quarter of fiscal 2017 compared to 2016. We purchased 29.2% or $26.6 million fewer finance receivables during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The decrease in finance receivables purchased was due to a leveling off of MCB loan originations after an initial increase in loan originations that resulted from pricing and underwriting changes made in April 2015 and to borrowing base limitations under our Credit Agreement. See further discussion in the sections titled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 99.7% of our total revenue for the first quarter of fiscal 2017 and 98.8% for the first quarter of fiscal 2016. Interest income and fees decreased to $20.0 million in the first quarter of fiscal 2017 from $21.1 million for the first quarter of fiscal 2016, a decrease of $1.1 million or 5.2%.  The decrease was due to a decrease in average gross finance receivables of 4.1%.

Interest Expense.  Interest expense in the first quarter of fiscal 2017 decreased 12.9% to $2.7 million compared to $3.1 million for the first quarter of fiscal 2016.  This decrease was due to a decrease in average interest bearing liabilities to $181.3 million, or 5.9%, in the first quarter of fiscal 2017 compared to $192.7 million in the first quarter of fiscal 2016. The decrease in interest expense was also due to a decline in the weighted average interest rate of our interest bearing liabilities to 6.06% during the first quarter of fiscal 2017 compared to 6.42% during the first quarter of fiscal 2016.

Provision for Credit Losses.  The provision for credit losses in the first quarter of fiscal 2017 increased to $9.8 million from $6.4 million in the first quarter of fiscal 2016, an increase of $3.4 million or 53.1%.  The increase in the provision for credit losses was due primarily to an increase in estimated inherent credit losses in our finance receivables portfolio from an increase in net charge-offs and delinquency in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Net charge-offs increased to $8.6 million in the first quarter of fiscal 2017 from $6.9 million in the first quarter of fiscal 2016, an increase of $1.7 million or 24.6%.  The net charge-off ratio increased to 12.5% for the first quarter of fiscal 2017 compared to 9.7% for the first quarter of fiscal 2016. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 7.2% at December 31, 2016 compared to 5.9% at December 31, 2015. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Expense.  Non-interest expense in the first quarter of fiscal 2017 was $7.5 million compared to $8.8 million for the first quarter of fiscal 2016, a decrease of $1.3 million or 14.8%.  Non-interest expense during the first quarter of fiscal 2017 decreased due to a $0.3 million or 5.3% decrease in the monthly servicing fee to MCB compared to the first quarter of fiscal 2016, which is the result of a 4.1% decline in average finance receivables. Non-interest expense during the first quarter of fiscal 2017 also included a decrease of $0.5 million or 36.3% in the monthly special services fee to MCB compared to the first quarter of fiscal 2016.

Provision for Income Taxes.  The Company’s effective tax rate was 45.2% in the first quarter of fiscal 2017 compared to 36.8% in the first quarter of fiscal 2016.  The increase is primarily driven by a shift in business income across states, resulting in an overall increase in state tax expense during the first quarter of fiscal 2017, as well as an increase in the valuation allowance on deferred tax assets.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal.  Our servicer, MCB, under our supervision, analyzes customer delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days. An increase in recency delinquent finance receivables, from customers who advised MCB of their separation from the military, has contributed to the overall increase in recency delinquent balances, 60 days or more past due at December 31, 2016. As of December 31, 2016 and September 30, 2016, we had approximately $6.3 million and $5.5 million in recency delinquent finance receivables, 60 days or more past due, respectively, from customers who advised us of their separation from the military prior to repaying their loan. We also believe the increase in recency delinquent loans is reflective of an overall increase in consumer loan delinquency experienced in the consumer finance industry during the first fiscal quarter of 2017. Higher recency delinquency balances may lead to an increase in future charge-offs to the extent such customers do not continue to make finance receivable payments. See “Non-performing Assets” below.

The following table sets forth our delinquency experience as of the end of the periods presented for loans for which payments are 60 days or more past due, on a recency basis.

	December 31, 2016	September 30, 2016	December 31, 2015
	(dollars in thousands)

Gross finance receivables	$273,251	$280,947	$289,790
Gross finance receivables balances 60 days or more past due	19,660	16,890	17,107
Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables	7.2%	6.0%	5.9%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivables portfolio. We utilize a statistical model based on potential credit risk trends incorporating historical factors to estimate losses.  These results and management’s judgment are used to estimate inherent losses in the finance receivables portfolio and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of a loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. For a description of the risks associated with these finance receivables, see Part I, Item 1A. "Risk Factors" of our Annual Report.

Charge-Off. Our charge-off policy is to charge-off loans at 180 days recency past due and greater than 30 days contractually past due. From time to time, our customers remit several loan payments in advance of the payment due date, where the loan is contractually current, but recency past due. Charge-offs can occur due to deterioration in a customer's willingness or ability to repay when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans we cannot predict when or if a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for MCB to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict if a customer will be subject to deployment at a duration or frequency that leads to a default on his or her loan.

The following table presents net charge-offs of finance receivables and net charge-offs as a percentage of finance receivables as of the end of the periods presented:

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)

Finance Receivables:
Finance receivables charged-off	$9,449	$7,941
Less recoveries	(861)	(1,028)
Net charge-offs	$8,588	$6,913
Average gross finance receivables (1)	$274,050	$285,706
Percentage of net charge-offs to average gross finance receivables (annualized)	12.5%	9.7%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Former Military.  As of December 31, 2016 and December 31, 2015, we had approximately $19.8 million, or 7.3% of our total portfolio, and $16.4 million, or 5.7% of our total portfolio, respectively, from customers who advised us of their separation from the military prior to repaying their loan. See "Non-performing Assets" below.

Our net charge-offs as a percentage of average finance receivables (annualized) has increased to 12.5% for the three months ended December 31, 2016 compared to 9.7% for the three months ended December 31, 2015. Finance receivable net charge-offs, from customers who advised us of their separation from the military, were $3.5 million and represented 40.8% of net charge-offs in the first quarter of fiscal 2017 compared to $3.1 million and 44.3% in the first quarter of fiscal 2016.  Our recency delinquent gross finance receivables that were 60 days or more past due increased $2.8 million during the first quarter of fiscal 2017. At December 31, 2016, $19.7 million in gross finance receivables were 60 days or more past due, on a recency basis, compared to $16.9 million at September 30, 2016. The increase in net charge-offs reflects an increase in recency delinquent loans during the fiscal quarters ended December 31, 2016 and September 30, 2016. To the extent recency delinquent loans remain at current levels, net charge-offs are expected to remain elevated as compared to the prior fiscal year. See our Annual Report “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Loss Experience and Provision for Credit Losses.”

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables as of the end of the periods presented:

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)

Balance, beginning of period	$30,374	$28,957
Finance receivables charged-off	9,449	7,941
Less recoveries	(861)	(1,028)
Net charge-offs	8,588	6,913
Provision for credit losses	9,789	6,356
Balance, end of period	$31,575	$28,400

Allowance as a percentage of total finance receivables	11.6%	9.8%

The allowance for credit losses at December 31, 2016 increased to $31.6 million from $28.4 million at December 31, 2015, due primarily to an increase in estimated inherent credit losses in our finance receivables portfolio from the increase in recency delinquent finance receivables and net charge-offs in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

Loan Acquisition

Finance receivable growth is an important factor in determining our future revenues.  We are dependent upon MCB to increase its originations for our future growth.  Finance receivables purchased (including refinancings) during the first three months of fiscal 2017 decreased to $64.6 million from $91.2 million in the first three months of fiscal 2016. The decrease in finance receivables purchased was due to a leveling off of MCB loan originations after an initial increase in loan originations resulting from pricing and underwriting changes made in April 2015 and to borrowing base limitations under our Credit Agreement.

The following table sets forth our overall finance receivable purchases, including those refinanced, as of the end of the periods presented:

	Three Months Ended December 31,
	2016	2015

Finance receivables acquired:
Gross finance receivables balance	$64,581,618	$91,211,635
Number of finance receivable loans	13,956	20,612
Average loan amount	$4,628	$4,425

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase consumer finance receivables from MCB.  We use borrowings to fund the difference, if any, between the cash used to purchase finance receivables and the cash generated from loan repayments and operations.  An increasing portfolio balance generally leads to cash being used in investing activities. A decreasing portfolio balance generally leads to cash provided by investing activities.  Cash used in investing activities in the first three months of fiscal 2017 was approximately $2.1 million and cash used in financing activities was $13.4 million, which was funded from $12.0 million in operating activities.  Cash used in investing activities in the first three months of fiscal 2015 was approximately $14.0 million and cash used in financing activities was $1.0 million, which was funded by operating activities of $14.4 million. Financing activities primarily consist of borrowing and repayments of debt incurred under our senior revolving credit facility.

 We keep our Credit Agreement lenders informed of any material developments with the Company and MCB's regulators. Our Credit Agreement lenders have been informed that MCB reviewed and responded to letters from the OCC regarding certain former business practices of the MCB that the OCC believes may have violated Section 5 of the Federal Trade Commission Act. MCB responded to the OCC that it does not believe the business practices rose to the level of a violation of law. On September 26, 2014, our Board adopted and approved a voluntary Remediation Action Plan (the "Plan") developed in cooperation with MCB to address certain issues identified by the OCC with respect to certain loans and related products that were originated by MCB and later sold to us or our subsidiaries.  In November 2016, the Company remitted $0.5 million to MCB for the remainder of its voluntary remediation liability under the Plan. The Company has no further liability with respect to the Plan.

The majority of our liquidity requirements are obtained through our senior revolving credit facility. Additional sources of funds may be generated through repayments of finance receivables, sales of subordinated debt and borrowings with MCFC.

Senior Indebtedness - Bank Debt.

On December 23, 2015 the Company entered into a Credit Agreement, which was amended on June 28, 2016, (the "Credit Agreement") with various financial institutions (the "Lenders"). The Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million whereby the Company may periodically borrow and repay funds as needed, subject to the terms of the Credit Agreement. Borrowing availability under the revolving credit facility is limited to eligible receivables ("Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of December 31, 2016, the Company's Borrowing Base and available revolving credit line was $152.9 million. Outstanding borrowings under the Credit Agreement at December 31, 2016 were $146.7 million bearing a weighted average interest rate of 4.98%. Of the $146.7 million outstanding, $145.0 million were LIBOR borrowings with a 4.96% interest rate while the remaining $1.7 million comprised Base Rate borrowings with a 7.00% interest rate. In addition, we are paying our lenders a fifty basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In the first quarter of fiscal year 2017 non-use fees were $0.02 million.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at December 31, 2016 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $0.2 million at December 31, 2016.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company, and will terminate on December 21, 2018 or earlier, if certain events occur.

As of December 31, 2016, our credit facility had a 96.0% utilization, which may restrict our ability to purchase finance receivables in the future. As of December 31, 2016, we could request up to $6.2 million in additional funds and remain in compliance with the terms of the Credit Agreement.  If we cannot secure new borrowings, or increase borrowing availability under our Credit Agreement, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. Pursuant to the MOU, the Company's senior borrowings may not exceed $170.6 million, without prior approval from MCFC's primary federal regulator.

Total borrowings and availability under the Credit Agreement as of December 31, 2016 and September 30, 2016, consisted of the following amounts as of the dates presented:

	December 31, 2016	September 30, 2016
	(dollars in thousands)

Revolving credit line:
Total facility	$170,000	$170,000
Gross balance, end of period	146,700	158,000
Maximum available credit	23,300	12,000
Credit facility available (1)	6,185	4,759
Percent utilization of the total facility	96.0%	97.1%

(1)	Under the Credit Agreement, credit facility available is limited by the borrowing base.

Subordinated Debt.

Investment Notes

We have borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $22.6 million at December 31, 2016, and $25.6 million, at September 30, 2016.  These investment notes are nonredeemable before maturity by the holders, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $50,521 and $49,646, with a weighted average interest rate of 9.09% and 9.09% at December 31, 2016 and September 30, 2016, respectively.

Subordinated Debentures

At December 31, 2016 and September 30, 2016, the Company had outstanding borrowings of $10.3 million and $7.3 million, respectively, in subordinated debentures. The debentures have maturities at issuance ranging from one to four years and bear interest rates of 5.5%, 6.5%, 7.5% and 8.0%. The average subordinated debenture payable was $77,201 with a weighted average interest rate of 7.49% at December 31, 2016.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from MCFC and is due upon demand.  Interest on borrowings is payable monthly and is based on prime or 5.0%, whichever is greater.  As of December 31, 2016 and September 30, 2016 the outstanding balance under this line of credit was zero.

Under the MOU, the Company's subordinated borrowings may not exceed $44.0 million, without prior approval from MCFC's primary federal regulator.

Off-Balance Sheet Arrangements. At December 31, 2016 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our shareholder, lenders and subordinated debt holders.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended December 31, 2016, does not differ materially from that discussed under Item 7A of the Annual Report. As of December 31, 2016, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates. Our revolving credit line borrowings under our Credit Agreement are divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). We are subject to interest rate sensitivity on our LIBOR and Base Rate borrowings. As of December 31, 2016, $145.0 million of LIBOR borrowings were outstanding with an interest rate of 4.96%. As of December 31, 2016, $1.7 million of Base Rate borrowings were outstanding with an interest rate of 7.00%. As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at December 31, 2016 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $0.2 million at December 31, 2016. Assuming $145.0 million in LIBOR annual average borrowings, a 50 basis point increase in the 30 day LIBOR index rate would increase annual interest expense approximately $0.7 million. Assuming $1.7 million in Base Rate annual average borrowings, a 50 basis point increase in the prime rate would increase annual interest expense approximately $0.01 million.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes in our internal controls over financial reporting identified in connection with management's evaluation that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors

In our 2016 Annual Report on Form 10-K we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  There have been no material changes from the risk factors disclosed in our 2016 Annual Report on Form 10-K.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, filed with the SEC on February 13, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three months ended December 31, 2016 (ii) the Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and December 31, 2015 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	February 13, 2017
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	February 13, 2017
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, filed with the SEC on February 13, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three months ended December 31, 2016 (ii) the Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and December 31, 2015 and (iv) Notes to Consolidated Financial Statements.