Form 10-Q
period 2017-03-31
PIONEER FINANCIAL SERVICES INC
filed 2017-05-15
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2017
Common Stock, no par value	One Share
As of May 15, 2017, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of March 31, 2017 and September 30, 2016
(unaudited)

	March 31, 2017	September 30, 2016
	(dollars in thousands)

ASSETS

Cash and cash equivalents	$14,817	$11,318
Gross finance receivables	246,064	280,947
Less:
Advanced finance receivable payments	(1,983)	(2,397)
Unearned fees, debt protection claims and policy reserves	(7,559)	(10,258)
Allowance for credit losses	(36,825)	(30,374)
Finance receivables, net	199,697	237,918

Furniture and equipment, net	4,042	3,530
Deferred tax asset, net	14,280	14,185
Prepaid and other assets	4,222	5,511

Total assets	$237,058	$272,462

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$128,826	$157,005
Subordinated debt, net	30,260	32,903
Accounts payable and other liabilities	5,306	3,819
Total liabilities	164,392	193,727

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	95,416	95,416
Retained deficit	(22,750)	(16,681)

Total stockholder’s equity	72,666	78,735

Total liabilities and stockholder’s equity	$237,058	$272,462

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations and Other Comprehensive Income
For the three and six months ended March 31, 2017 and 2016
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(dollars in thousands)

Interest income and fees	$18,671	$20,129	$38,693	$41,193

Interest expense	2,726	2,969	5,471	6,062

Net interest income before provision for credit losses	15,945	17,160	33,222	35,131
Provision for credit losses	15,201	9,167	24,990	15,523
Net interest income	744	7,993	8,232	19,608

Total non-interest income, net	112	197	180	451

Non-interest expense
Management and record keeping services	6,219	7,075	12,722	14,548
Other operating expenses	1,127	1,034	2,138	2,350
Total non-interest expense	7,346	8,109	14,860	16,898

(Loss)/income before income taxes	(6,490)	81	(6,448)	3,161
(Benefit)/provision for income taxes	(2,307)	43	(2,288)	1,175
Net (loss)/income and other comprehensive income	$(4,183)	$38	$(4,160)	$1,986

Net (loss)/income per share, basic and diluted (1)	$(4,183)	$38	$(4,160)	$1,986

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the six months ended March 31, 2017 and 2016
(unaudited)

	Total	Common Stock	Retained Deficit
	(dollars in thousands)

Balance, September 30, 2015	$75,391	$95,416	$(20,025)

Net income and other comprehensive income	1,986	—	1,986
Dividends declared and paid to parent (1)	(474)	—	(474)

Balance, March 31, 2016	$76,903	$95,416	$(18,513)

Balance, September 30, 2016	$78,735	$95,416	$(16,681)

Net loss and other comprehensive income	(4,160)	—	(4,160)
Dividends declared and paid to parent (1)	(1,909)	—	(1,909)

Balance, March 31, 2017	$72,666	$95,416	$(22,750)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the six months ended March 31, 2017 and 2016
(unaudited)

	Six Months Ended March 31,
	2017	2016
	(dollars in thousands)

Cash flows from operating activities:
Net (loss)/income	$(4,160)	$1,986
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for credit losses	24,990	15,523
Depreciation	173	—
Deferred income taxes	(95)	724
Interest accrued on investment notes	606	1,049
Changes in:
Accounts payable and other liabilities	1,487	331
Unearned debt protection fees	(1,448)	(57)
Prepaid and other assets	1,289	(45)

Net cash provided by operating activities	22,842	19,511

Cash flows from investing activities:
Net finance receivables (purchased from) affiliate, net of customer repayments	14,679	(7,875)
Capital expenditures	(685)	(200)
Change in restricted cash	—	2

Net cash provided by /(used in) investing activities	13,994	(8,073)

Cash flows from financing activities:
Borrowings under lines of credit	10,221	221,094
Repayments under lines of credit	(38,400)	(92,493)
Proceeds from other borrowings	3,010	14,040
Repayment of other borrowings	(6,259)	(155,478)
Dividends paid to parent	(1,909)	(474)

Net cash used in financing activities	(33,337)	(13,311)

Net increase/(decrease) in cash	3,499	(1,873)

Cash and cash equivalents, Beginning of period	11,318	7,026

Cash and cash equivalents, End of period	$14,817	$5,153

Additional cash flow information:
Interest paid	$4,983	$5,345
Income taxes (refunded)/paid	(1,235)	1,542
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2017 and September 30, 2016 and for the three and six months ended March 31, 2017 and March 31, 2016
(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”).  We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2016 filed with the Securities and Exchange Commission (“SEC”) on December 19, 2016. The accompanying consolidated financial statements are unaudited; however, in the opinion of the Company's management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated.

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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel.  During the second quarter of fiscal 2017, we purchased $36.9 million of loans from MCB compared to $42.4 million during the second quarter of fiscal 2016. Approximately 42.9% of the amount of loans we purchased in the second quarter of fiscal 2017 were refinancings of outstanding loans compared to 35.1% during the second quarter of fiscal 2016.

In the normal course of business, we receive a portion of customer loan payments through the Federal Government Allotment System on the first day of each month.  If the first day of the month falls on a weekend or holiday, our customer payments are received on the last business day of the preceding month.  On March 31, 2017 we collected $3.4 million in customer loan payments in advance of the payment due date of April 1, 2017. These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables of $2.0 million and the corresponding accrued interest receivable of $1.4 million.  On September 30, 2016, we collected $4.0 million in customer loan payments in advance of the payment due date of October 1, 2016. These payments and use of cash are reflected on the balance sheet as a reduction of net finance receivables of $2.4 million and the corresponding accrued interest receivable of $1.6 million.

The following table presents finance receivables as of the periods presented:

	March 31, 2017	September 30, 2016
	(dollars in thousands)

Finance Receivables:
Gross finance receivables	$246,064	$280,947

Less:
Advanced finance receivable payments	(1,983)	(2,397)
Gross finance receivables less advanced finance receivable payments	244,081	278,550

Less:
Net deferred loan fees	(5,224)	(6,271)
Unearned debt protection fees	(1,727)	(3,175)
Debt protection claims and policy reserves	(608)	(812)
Total unearned fees, debt protection claims and policy reserves	(7,559)	(10,258)

Finance receivables - net of unearned fees, debt protection claims and policy reserves	236,522	268,292

Allowance for credit losses	(36,825)	(30,374)

Net finance receivables	$199,697	$237,918

Management has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and estimated losses inherent in the finance receivables portfolio. There is uncertainty inherent in these estimates, making it possible that they could change in the near term. Our portfolio consists of a large number of relatively small-balance, homogenous accounts.  No account is large enough to warrant individual evaluation for impairment.

As part of the on-going monitoring of the credit quality of our finance receivables portfolio, management tracks certain credit quality indicators of our customers including trends related to (1) net charge-offs, (2) non-performing loans and (3) payment history.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables for the periods presented:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$31,575	$28,400
Finance receivables charged-off	(11,329)	(10,137)
Recoveries	1,378	1,345
Provision for credit losses	15,201	9,167
Balance, end of period	$36,825	$28,775

	For the Six Months Ended March 31, 2017	For the Six Months Ended March 31, 2016
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$30,374	$28,957
Finance receivables charged-off	(20,778)	(18,078)
Recoveries	2,239	2,373
Provision for credit losses	24,990	15,523
Balance, end of period	$36,825	$28,775

Finance receivables:	$246,064	$271,339
Allowance for credit losses	(36,825)	(28,775)
Balance, net of allowance	$209,239	$242,564

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) have not been received and accrued interest is limited to no more than 92 days. The Company has experience with borrowers periodically missing payments during times of financial hardship; however, these missed payments do not necessarily render loans uncollectible. Non-accrual status, therefore, does not equate to a determination that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing loans represent those finance receivables where the accrual of interest income has been suspended. As of March 31, 2017, we had $17.0 million in non-performing loans, compared to $16.1 million as of September 30, 2016. As of March 31, 2017, we had $1.0 million in accrued interest for non-performing loans.  As of September 30, 2016, we had $1.0 million in accrued interest for non-performing loans.

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

	March 31, 2017	September 30, 2016
	(dollars in thousands)

Gross finance receivables	$246,064	$280,947
Performing	229,090	264,834
Non-performing	16,974	16,113
Non-performing loans as a percent of gross finance receivables	6.90%	5.74%

As of March 31, 2017 and September 30, 2016, past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	As of March 31, 2017
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$2,868	$10,272	$13,140	$232,924	$246,064

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2016
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$5,966	$10,924	$16,890	$264,057	$280,947

Additionally, we employ purchasing criteria, developed from our past customer repayment experience. The purchasing criteria are periodically evaluated based on current portfolio performance.  These criteria require the following:

•	At the time of loan origination, all borrowers are primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential borrowers must complete standardized credit applications online via the internet; and

•	All loans must meet additional purchase criteria developed from our past credit repayment experience, which is periodically revalidated based on current portfolio performance.

These criteria are used to help reduce the risk of purchasing loans where the customer is unwilling or unable to repay. MCB limits the loan to an amount the customer could reasonably be expected to repay.

NOTE 3: RELATED PARTY TRANSACTIONS

We entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with MCB on December 23, 2015.  Under the LSMS Agreement, we buy certain loans that MCB originates and receive ongoing management and record keeping services from MCB. We also receive certain management and other administrative services from MCFC. The following table represents the related party transactions associated with the LSMS Agreement and other related party transactions for the periods presented. On March 20, 2017, we entered into a First Amendment to Exhibit A to the LSMS Agreement (the “First Amendment”). Further, on May 1, 2017, we entered into a Second Amendment to Exhibit A to the LSMS Agreement (the “Second Amendment”). The First Amendment and Second Amendment modified and reduced certain fees paid by us to MCB under the LSMS Agreement.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(dollars in thousands)

Loan purchasing:
Loans purchased from MCB, net	$19,899	$25,986	$53,564	$77,588

Management and record keeping services:
Servicing fee paid to MCB (1)	$5,332	$5,724	$10,779	$11,436
Special services fee paid to MCB (2)	697	1,000	1,596	2,379
Base fee paid to MCB (3)	125	125	250	250
Indirect cost allocation fees paid to MCFC	65	226	97	483
Total management and record keeping services	$6,219	$7,075	$12,722	$14,548

Other transactions:
Fees paid to MCB in connection with loans purchased (4)	$209	$242	$558	$757
Tax (refunds)/payments (from)/to MCFC	(807)	691	(1,235)	1,542
Dividends paid to MCFC	—	—	1,909	474
Direct cost allocations from MCFC	344	326	645	765

(1)
The servicing fee paid to MCB was 0.617% per month of the outstanding loan principal under the LSMS Agreement. Pursuant to the terms of the Second Amendment, effective May 1, 2017, the servicing fee was reduced to 0.567% per month of the outstanding loan principal.

(2)
Pursuant to terms of the First Amendment, effective March 1, 2017, fees for special services under the LSMS Agreement are at a rate of 115% of the cost of such services incurred by MCB. Prior to March 1, 2017, fees for special services under the LSMS Agreement were at a rate of 125% of the cost of such services incurred by MCB.

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

Borrowing availability under the revolving credit facility is limited to eligible receivables (the "Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of March 31, 2017, the Company's Borrowing Base and available revolving credit line was $139.9 million. Outstanding borrowings under the Credit Agreement at March 31, 2017 were $129.6 million bearing a weighted average interest rate of 5.35%. Of the $129.6 million outstanding borrowings, $120.0 million were LIBOR borrowings with a 5.19% interest rate while the remaining $9.6 million comprised Base Rate borrowings with a 7.25% interest rate. In addition, we are paying our lenders a fifty basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In the second quarter of fiscal year 2017 non-use fees were $31 thousand.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at March 31, 2017 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $136 thousand at March 31, 2017.

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

Subordinated Debt

Investment Notes

We have borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $20.5 million at March 31, 2017, and $25.6 million at September 30, 2016.  These investment notes are nonredeemable before maturity by the holders, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $50,655 and $49,646, with a weighted average interest rate of 9.10% and 9.09% at March 31, 2017 and September 30, 2016, respectively.

Subordinated Debentures

At March 31, 2017 and September 30, 2016, the Company had outstanding borrowings of $9.8 million and $7.3 million, respectively, in subordinated debentures. The debentures have maturities at issuance ranging from one to four years and bear interest rates of 5.5%, 6.5%, 7.5% and 8.0%. The average subordinated debenture payable was $78,360 and $75,619, with a weighted average interest rate of 7.60% and 7.36% at March 31, 2017 and September 30, 2016, respectively.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from MCFC and is due upon demand.  Interest on borrowings is payable monthly and is based on prime or 5.0%, whichever is greater.  As of March 31, 2017 and September 30, 2016 the outstanding balance under this line of credit was zero.

Under the MOU, the Company's subordinated borrowings may not exceed $44.0 million, without prior approval from MCFC's primary federal regulator.

Contractual Maturities

A summary of contractual maturities for the revolving line of credit and subordinated debt as of March 31, 2017 is as follows. The revolving line of credit maturities exclude debt issuance costs of $0.8 million

	Revolving Line of Credit - Banks	Subordinated Debt	Total
Year Ending September 30,	(dollars in thousands)

2017	$—	$1,234	$1,234
2018	—	898	898
2019	129,600	5,451	135,051
2020	—	5,312	5,312
2021	—	10,264	10,264
2022 and beyond	—	7,101	7,101
Total	$129,600	$30,260	$159,860

NOTE 5:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND INVESTMENTS

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

For the first six months of fiscal 2017 and the fiscal year ended September 30, 2016 there were no significant transfers into or out of Levels 1, 2 or 3.

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

The carrying amounts and estimated fair values of our financial instruments at March 31, 2017 and September 30, 2016 are as follows:

	March 31, 2017		September 30, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$14,817	$14,817	$11,318	$11,318
Finance receivables, net	199,697	197,359	237,918	237,974

Financial liabilities:
Revolving line of credit - banks, net	128,826	128,826	157,005	157,005
Subordinated debt, net	30,260	32,535	32,903	35,921

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

Overview

PFSI, a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  PFSI, with its wholly owned subsidiaries, purchases finance receivables from MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of MCFC. MCB originates consumer loans via the internet to primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us.  Military customers use loan proceeds for personal financial needs or to purchase consumer goods and services. We intend to hold these finance receivables until repaid.

Our finance receivables are unsecured, have fixed interest rates and typically have a maturity of less than 48 months. During the second quarter of fiscal 2017, the average size of a loan when acquired was $4,403 with an average term of 34 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

We may purchase loans from MCB if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military marketplace.  Pursuant to the LSMS Agreement, we granted MCB rights to use our lending system; however, we retained ownership of the lending system.  Using our lending criteria, scoring model and system, MCB originates loans directly over the internet.  Loans typically have maximum terms of 48 months and had an average origination amount of $4,403 in the second quarter of fiscal 2017.  During the first six months of fiscal 2017 and all of fiscal 2016, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In the second quarter of fiscal 2017, we paid MCB $0.2 million in fees connected with the origination of loans compared to $0.2 million in the second quarter of fiscal 2016. See further discussion in "Loan Acquisition."

MCB uses our lending criteria and scoring model to originate loans that we subsequently purchase. Under this criteria and scoring model, in evaluating the creditworthiness of applicants, MCB primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and job stability. MCB uses credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. Our purchasing guidelines provide that we will accept loans originated by MCB with the FICO Score 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from MCB, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military. The average customer loan balance was $3,776 at March 31, 2017, repayable in equal monthly installments and with an average remaining term of 22 months.

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

As a customer service, we will purchase a new loan from MCB for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 42.9% of the amount of loans we purchased in the second quarter of fiscal 2017 was refinancings of outstanding loans compared to 35.1% during the second quarter of fiscal 2016.

Management and Record Keeping Services

MCB provides management and record keeping services for us in accordance with the LSMS Agreement.  MCB services our finance receivables and we pay fees to MCB for these management and record keeping services.  Also, as part of its compensation for performing these management and record keeping services, MCB retains a portion of ancillary revenue, including late charges and insufficient funds fees, associated with these finance receivables.

For fiscal year 2017 and 2016, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $25.00 for each loan originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.617% (7.40% annually) of the outstanding principal balance of finance receivables serviced as of the last day of the month; (4) a monthly collections fee equal to 34% of amounts collected on charged-off accounts; and (5) a monthly fee equal to 115% of the actual cost for marketing and business development services. Prior to March 1, 2017, the effective date of the First Amendment to Exhibit A to the LSMS Agreement, the monthly fee was 125% of the actual cost of marketing and business development services. Further on May 1, 2017, the Company entered into the Second Amendment to Exhibit A to the LSMS Agreement where the monthly servicing fee became 0.567% (6.8% annually) of the outstanding principal balance of finance receivables serviced as of the last day of the month, effective May 1, 2017, which further reduced fees paid by the Company to MCB.

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

Sources of Income

We generate revenues primarily from interest income and fees earned on the finance receivables purchased from MCB, which include refinanced finance receivables. We also earn revenues from debt protection fees; however, effective September 15, 2016 MCB discontinued offering debt protection insurance products. Therefore, our debt protection revenues will be lower relative to historical levels in future periods. For purposes of the following discussion, “revenues” means the sum of our finance income and debt protection fees.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from MCB.  The following table details the average loan balance and the number of loans that comprise our finance receivables as of the date presented:

	March 31, 2017	September 30, 2016

Finance receivables:
Gross finance receivables balance	$246,063,594	$280,947,049
Average loan balance	$3,776	$3,831
Total number of loans	65,158	73,340

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

The following table presents data relating to our net interest margin as of and for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(dollars in thousands)

Total finance receivables balance	$246,064	$271,339	$246,064	$271,339
Average gross finance receivables (1)	256,889	280,329	265,470	283,017
Average interest bearing liabilities (1)	167,498	192,363	174,382	192,552
Total interest income and fees	18,671	20,129	38,693	41,193
Total interest expense	2,726	2,969	5,471	6,062

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Gross Finance Receivables.  Our gross finance receivables decreased 9.3% or $25.2 million, to $246.1 million as of March 31, 2017 from $271.3 million as of March 31, 2016. The decrease in finance receivables was due to reduced customer demand, borrowing base limitations under our Credit Agreement and underwriting changes made by MCB during the second quarter of fiscal 2017. See further discussion in the sections titled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 99.4% of our total revenue for the second quarter of fiscal 2017 and 99.0% for the second quarter of fiscal 2016. Interest income and fees decreased to $18.7 million in the second quarter of fiscal 2017 from $20.1 million in the second quarter of fiscal 2016, a decrease of $1.4 million or 7.0%.  The decrease in interest income was primarily due to a decrease in average gross finance receivables held by the Company of 8.3%.

Interest Expense.  Interest expense in the second quarter of fiscal 2017 decreased 10.0% to $2.7 million compared to $3.0 million for the second quarter of fiscal 2016.  This decrease was due to a decrease in average interest bearing liabilities to $167.5 million, or 12.9%, in the second quarter of fiscal 2017 compared to $192.4 million in the second quarter of fiscal 2016. The decrease in interest expense was partially offset by an increase in the weighted average interest rate of our interest bearing liabilities to 6.51% during the second quarter of fiscal 2017 compared to 6.17% during the second quarter of fiscal 2016.

Provision for Credit Losses.  The provision for credit losses in the second quarter of fiscal 2017 increased to $15.2 million from $9.2 million in the second quarter of fiscal 2016, an increase of $6.0 million or 65.2%.  The increase in the provision for credit losses was due to higher net charge-offs as compared to the prior year and an increase in the level of allowance for credit losses necessary to cover estimated inherent credit losses in our finance receivables portfolio. We believe the elevated credit losses are reflective of the consumer finance industry as a whole, and MCB has taken steps to mitigate this increase through enhancements to collection efforts.

Net charge-offs increased to $10.0 million in the second quarter of fiscal 2017 from $8.8 million in the second quarter of fiscal 2016, an increase of $1.2 million or 13.6%.  The net charge-off ratio increased to 15.5% for the second quarter of fiscal 2017 compared to 12.5% for the second quarter of fiscal 2016. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 5.3% at March 31, 2017 compared to 5.1% at March 31, 2016. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Expense.  Non-interest expense in the second quarter of fiscal 2017 was $7.3 million compared to $8.1 million for the second quarter of fiscal 2016, a decrease of $0.8 million or 9.9%.  Non-interest expense during the second quarter of fiscal 2017 decreased due to a $0.4 million or 7.0% decrease in the monthly servicing fee to MCB compared to the second quarter of fiscal 2016, which is the result of an 8.3% decline in average finance receivables. Non-interest expense during the second quarter of fiscal 2017 also included a decrease of $0.3 million or 30.0% in the monthly special services fee to MCB compared to the second quarter of fiscal 2016 as a result of reduced marketing and business development services.

Provision for Income Taxes.  The Company’s effective tax rate was 35.5% in the second quarter of fiscal 2017 compared to 53.1% in the second quarter of fiscal 2016.  The decrease is primarily driven by a shift in business income and business losses across states. The $6.5 million loss before income taxes resulted in a $2.3 million tax benefit for the second quarter of fiscal 2017. The $6.5 million loss before income taxes in the second quarter of fiscal 2017 was due primarily to the $6.0 million increase in the provision for credit losses in fiscal 2017 compared to fiscal 2016.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

Gross Finance Receivables. Our gross finance receivables decreased 9.3% or $25.2 million, to $246.1 million on March 31, 2017 from $271.3 million on March 31, 2016. The decrease in finance receivables was due to reduced customer demand, borrowing base limitations under our Credit Agreement and underwriting changes made by MCB during the second quarter of fiscal 2017. See further discussion in the sections titled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees. Interest income and fees represented 99.5% of our total revenue for the first six months of fiscal 2017 compared to 98.9% for the first six months of fiscal 2016. Interest income and fees decreased to $38.7 million in the first six months of fiscal 2017 from $41.2 million for the first six months of fiscal 2016, a decrease of $2.5 million or 6.1%. The decrease in interest income was primarily due to a decrease in average gross finance receivables of 6.2%.

Interest Expense. Interest expense in the first six months of fiscal 2017 decreased 9.8% to $5.5 million compared to $6.1 million for the first six months of fiscal 2016. This decrease was due to a decrease in average interest bearing liabilities to $174.4 million, or 9.4% in the first six months of fiscal 2017 compared to $192.6 million in the first six months of fiscal 2016.

The decrease in interest expense was also due to a decline in the weighted average interest rate of our interest bearing liabilities to 6.27% during the second quarter of fiscal 2017 compared to 6.30% during the second quarter of fiscal 2016.

Provision for Credit Losses. The provision for credit losses in the first six months of fiscal 2017 increased to $25.0 million from $15.5 million in the first six months of fiscal 2016, an increase of $9.5 million or 61.3%.  The increase in the provision for credit losses was due to higher net charge-offs as compared to the prior year and an increase in the level of allowance for credit losses necessary to cover estimated inherent credit losses in our finance receivables portfolio. We believe the elevated credit losses are reflective of the consumer finance industry as a whole, and MCB has taken steps to mitigate this increase through enhancements to collection efforts.

Net charge-offs increased to $18.5 million in the first six months of fiscal 2017 from $15.7 million in the first six months of fiscal 2016, an increase of $2.8 million or 17.8%.  The net charge-off ratio increased to 14.0% for the first six months of fiscal 2017 compared to 11.1% for the first six months of fiscal 2016. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 5.3% at March 31, 2017 compared to 5.1% at March 31, 2016. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-interest expense. Non-interest expense in the first six months of fiscal 2017 was $14.9 million compared to $16.9 million for the first six months of fiscal 2016, a decrease of $2.0 million or 11.8%. Non-interest expense during the first six months of fiscal 2017 decreased due to a $0.7 million or 6.1% decrease in the monthly servicing fee to MCB compared to the first six months of fiscal 2016, which is the result of a 6.2% decline in average finance receivables. Non-interest expense during the first six months of fiscal 2017 also included a decrease of $0.8 million or 33.6% in the monthly special services fee to MCB compared to the first six months of fiscal 2016 as a result of reduced marketing and business development services.

Provision for Income Taxes. The Company’s effective tax rate was 35.5% in the first six months of fiscal 2017 compared to 37.2% in the first six months of fiscal 2016. The decrease is primarily driven by a shift in business income and business losses across states, resulting in an overall decrease in state tax expense (benefit) where certain business losses are not offsetting business income in the various jurisdictions during the first six months of fiscal 2017. The $6.4 million loss before income taxes resulted in a $2.3 million tax benefit for the first six months of fiscal 2017. The $6.4 million loss before income taxes in the first six months of fiscal 2017 was due primarily to the $9.5 million increase in the provision for credit losses in fiscal 2017 compared to fiscal 2016.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal.  Our servicer, MCB, under our supervision, analyzes customer delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days. Recency delinquent finance receivables decreased to 5.3% at March 31, 2017 from 6.0% at September 30, 2016, but increased from 5.1% at March 31, 2016. The decrease in recency delinquent finance receivables from September 30, 2016 is attributed to expanded collection efforts by MCB and an increase in charged-off delinquent accounts during the first six months of fiscal 2017. Finance receivables charged-off increased to $20.8 million during the first six months of fiscal 2017 compared to $18.1 million in the first six months of fiscal 2016. Recency delinquent balances, 60 days or more past due, from customers who advised MCB of their separation from the military, decreased to $3.8 million at March 31, 2017 compared to $5.5 million at September 30, 2016. Higher recency delinquency balances may lead to an increase in future charge-offs to the extent such customers do not continue to make finance receivable payments. See “Non-performing Assets” below.

The following table sets forth our delinquency experience as of the end of the periods presented for loans for which payments are 60 days or more past due, on a recency basis.

	March 31, 2017	September 30, 2016	March 31, 2016
	(dollars in thousands)

Gross finance receivables	$246,064	$280,947	$271,339
Gross finance receivables balances 60 days or more past due	13,140	16,890	13,881
Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables	5.3%	6.0%	5.1%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivables portfolio. We utilize a statistical model based on potential credit risk trends incorporating historical factors to estimate losses.  These results and management’s judgment are used to estimate inherent losses in the finance receivables portfolio and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, current or future military deployments and completion of military service prior to repayment of a loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term and that actual credit losses could be materially different from our estimates. For a description of the risks associated with these finance receivables, see Part I, Item 1A. "Risk Factors" of our Annual Report for additional discussion of risks associated with our finance receivables and business.
.
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

Former Military.  As of March 31, 2017 and March 31, 2016, we had approximately $15.6 million, or 6.3% of our total portfolio, and $16.0 million, or 5.9% of our total portfolio, respectively, from customers who advised us of their separation from the military prior to repaying their loan. See "Non-performing Assets" below.

Our net charge-offs as a percentage of average finance receivables (annualized) increased to 15.5% for the three months ended March 31, 2017 compared to 12.5% for the three months ended March 31, 2016. Finance receivable net charge-offs from customers who advised us of their separation from the military, were $3.4 million and represented 33.9% of net charge-offs in the second quarter of fiscal 2017 compared to $3.6 million and 41.2% in the second quarter of fiscal 2016.  Our recency delinquent gross finance receivables, 60 days or more past due, decreased $3.8 million during the first six months of fiscal 2017. At March 31, 2017, $13.1 million in gross finance receivables were 60 days or more past due, on a recency basis, compared to $16.9 million at September 30, 2016. The increase in net charge-offs for the three months ended March 31, 2017 resulted from an increase in recency delinquent finance receivables during the fourth quarter of fiscal 2016 and first quarter of fiscal 2017. Gross finance receivables, 60 days or more recency past due, as a percent of gross finance receivables were 7.2% at December 31, 2016 and 6.0% at September 30, 2016. To the extent recency delinquent loans continue at recent levels, net charge-offs are expected to remain elevated as compared to the prior fiscal year. See our Annual Report “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Loss Experience and Provision for Credit Losses.”

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables and net charge-offs as of and for the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(dollars in thousands)

Balance, beginning of period	$31,575	$28,400	$30,374	$28,957
Finance receivables charged-off	11,329	10,137	20,778	18,078
Less recoveries	(1,378)	(1,345)	(2,239)	(2,373)
Net charge-offs	9,951	8,792	18,539	15,705
Provision for credit losses	15,201	9,167	24,990	15,523
Balance, end of period	$36,825	$28,775	$36,825	$28,775

Allowance as a percentage of total finance receivables	15.0%	10.6%	15.0%	10.6%
Average gross finance receivables (1)	$256,889	$280,329	$265,470	$283,017
Percentage of net charge-offs to average gross finance receivables (annualized)	15.5%	12.5%	14.0%	11.1%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

The allowance for credit losses at March 31, 2017 increased to $36.8 million from $28.8 million at March 31, 2016. The increase in the allowance for credit losses is due to an increase in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio. During fiscal 2017 we experienced generally increasing levels of past due loans as a percentage of the finance receivables portfolio as compared to fiscal 2016. Although such levels of past due loans have recently begun to decline, these elevated delinquencies reflect a higher level of inherent losses within our finance receivables portfolio. We believe the elevated credit losses are reflective of the consumer finance industry as a whole, and MCB has taken steps to mitigate this increase through enhancements to collection efforts.

Loan Acquisition

Finance receivable growth is an important factor in determining our future revenues.  We are dependent upon MCB to increase its originations and on having sufficient funding for our future growth.  Finance receivables purchased (including refinancings) during the first six months of fiscal 2017 decreased to $101.5 million from $133.7 million in the first six months of fiscal 2016. The decrease in finance receivables purchased was due to borrowing base limitations under our Credit Agreement and underwriting changes made by MCB during the second quarter of fiscal 2017.

The following table sets forth our overall finance receivable purchases, including those refinanced, as of and for the end of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Finance receivables acquired:
Gross finance receivables balance	$36,881,231	$42,445,311	$101,462,849	$133,656,946
Number of finance receivable loans	8,376	9,684	22,332	30,296
Average loan amount at time of purchase	$4,403	$4,383	$4,543	$4,412

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase consumer finance receivables from MCB.  We use borrowings to fund the difference, if any, between the cash used to purchase finance receivables and the cash generated from loan repayments and operations.  An increasing finance receivables portfolio balance generally leads to cash being used in investing activities. A decreasing finance receivables portfolio balance generally leads to cash provided by investing activities.  Cash provided by investing activities in the first six months of fiscal 2017 was approximately $14.0 million and cash used in financing activities was $33.3 million, which was funded from $22.8 million in operating activities.  Cash used in investing activities in the first six months of fiscal 2016 was approximately $8.1 million and cash used in financing activities was $13.3 million, which was funded by operating activities of $19.5 million. Financing activities primarily consist of borrowing and repayments of debt incurred under our senior revolving credit facility.

The majority of our liquidity requirements are obtained through our senior revolving credit facility. Additional sources of funds may be generated through repayments of finance receivables, sales of subordinated debt and borrowings from MCFC.

Senior Indebtedness - Bank Debt.

On December 23, 2015 the Company entered into a Credit Agreement, which was amended on June 28, 2016, (the "Credit Agreement") with various financial institutions (the "Lenders"). The Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million whereby the Company may periodically borrow and repay funds as needed, subject to the terms of the Credit Agreement. Borrowing availability under the revolving credit facility is limited to eligible receivables ("Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of March 31, 2017, the Company's Borrowing Base and available revolving credit line was $139.9 million. Outstanding borrowings under the Credit Agreement at March 31, 2017 were $129.6 million bearing a weighted average interest rate of 5.35%. Of the $146.7 million outstanding, $120.0 million were LIBOR borrowings with a 5.19% interest rate while the remaining $9.6 million comprised Base Rate borrowings with a 7.25% interest rate. In addition, we are paying our lenders a fifty basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In the second quarter of fiscal year 2017 non-use fees were $31 thousand.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at March 31, 2017 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $136 thousand at March 31, 2017.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company, and will terminate on December 21, 2018 or earlier, if certain events occur.

As of March 31, 2017, our credit facility had a 92.7% utilization, which may restrict our ability to purchase finance receivables in the future. As of March 31, 2017, we could request up to $10.3 million in additional funds and remain in compliance with the terms of the Credit Agreement.  If we cannot secure new borrowings, or increase borrowing availability under our Credit Agreement, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. Pursuant to the MOU, the Company's senior borrowings may not exceed $170.6 million, without prior approval from MCFC's primary federal regulator.

Total borrowings and availability under the Credit Agreement as of March 31, 2017 and September 30, 2016, consisted of the following amounts as of the dates presented:

	March 31, 2017	September 30, 2016
	(dollars in thousands)

Revolving credit line:
Total facility	$170,000	$170,000
Gross balance, end of period	129,600	158,000
Maximum available credit	40,400	12,000
Credit facility available (1)	10,279	4,759
Percent utilization of the total facility	92.7%	97.1%

(1)	Under the Credit Agreement, credit facility available is limited by the borrowing base.

Subordinated Debt.

Investment Notes

We have borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $20.5 million at March 31, 2017, and $25.6 million at September 30, 2016.  These investment notes are nonredeemable before maturity by the holders, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $50,655 and $49,646, with a weighted average interest rate of 9.10% and 9.09% at March 31, 2017 and September 30, 2016, respectively.

Subordinated Debentures

At March 31, 2017 and September 30, 2016, the Company had outstanding borrowings of $9.8 million and $7.3 million, respectively, in subordinated debentures. The debentures have maturities at issuance ranging from one to four years and bear interest rates of 5.5%, 6.5%, 7.5% and 8.0%. The average subordinated debenture payable was $78,360 and $75,619, with a weighted average interest rate of 7.60% and 7.36% at March 31, 2017 and September 30, 2016, respectively.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from MCFC and is due upon demand.  Interest on borrowings is payable monthly and is based on prime or 5.0%, whichever is greater.  As of March 31, 2017 and September 30, 2016 the outstanding balance under this line of credit was zero.

Under the MOU, the Company's subordinated borrowings may not exceed $44.0 million, without prior approval from MCFC's primary federal regulator.

Off-Balance Sheet Arrangements. At March 31, 2017 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our shareholder, lenders and subordinated debt holders.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended March 31, 2017, does not differ materially from that discussed under Item 7A of the Annual Report. As of March 31, 2017, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates. Our revolving credit line borrowings under our Credit Agreement are divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). We are subject to interest rate sensitivity on our LIBOR and Base Rate borrowings. As of March 31, 2017, $120.0 million of LIBOR borrowings were outstanding with an interest rate of 5.19%. As of March 31, 2017, $9.6 million of Base Rate borrowings were outstanding with an interest rate of 7.25%. As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at March 31, 2017 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $136 thousand at March 31, 2017. Assuming $120.0 million in LIBOR annual average borrowings, a 50 basis point increase in the 30 day LIBOR index rate would increase annual interest expense approximately $600 thousand. Assuming $9.6 million in Base Rate annual average borrowings, a 50 basis point increase in the prime rate would increase annual interest expense approximately $48 thousand.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes in our internal controls over financial reporting identified in connection with management's evaluation that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

10.1
First Amendment to Exhibit A to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated March 20, 2017, by and between the Company, MidCountry Bank and certain other parties thereto.

10.2
Second Amendment to Exhibit A to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated May 1, 2017, by and between the Company, MidCountry Bank and certain other parties thereto.

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 15, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended March 31, 2017 (ii) the Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016, (iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and March 31, 2016 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	May 15, 2017
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	May 15, 2017
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
First Amendment to Exhibit A to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated March 20, 2017, by and between the Company, MidCountry Bank and certain other parties thereto.

10.2
Second Amendment to Exhibit A to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated May 1, 2017, by and between the Company, MidCountry Bank and certain other parties thereto.

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 15, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended March 31, 2017 (ii) the Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016, (iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and March 31, 2016 and (iv) Notes to Consolidated Financial Statements.