Form 10-Q
period 2017-06-30
PIONEER FINANCIAL SERVICES INC
filed 2017-08-14
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2017
Common Stock, no par value	One Share
As of August 14, 2017, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
June 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of June 30, 2017 and September 30, 2016
(unaudited)

	June 30, 2017	September 30, 2016
	(dollars in thousands)

ASSETS

Cash and cash equivalents	$13,189	$11,318
Gross finance receivables	242,895	280,947
Less:
Advanced finance receivable payments	(2,021)	(2,397)
Unearned fees, debt protection claims and policy reserves	(6,947)	(10,258)
Allowance for credit losses	(35,325)	(30,374)
Finance receivables, net	198,602	237,918

Furniture and equipment, net	4,089	3,530
Deferred tax asset, net	13,506	14,185
Prepaid and other assets	3,210	5,511

Total assets	$232,596	$272,462

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$124,337	$157,005
Subordinated debt, net	29,636	32,903
Accounts payable and other liabilities	4,205	3,819
Total liabilities	158,178	193,727

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	95,416	95,416
Retained deficit	(20,998)	(16,681)

Total stockholder’s equity	74,418	78,735

Total liabilities and stockholder’s equity	$232,596	$272,462

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations and Other Comprehensive Income
For the three and nine months ended June 30, 2017 and 2016
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)

Interest income and fees	$17,986	$19,703	$56,679	$60,896

Interest expense	2,602	2,689	8,073	8,751

Net interest income before provision for credit losses	15,384	17,014	48,606	52,145
Provision for credit losses	5,940	8,598	30,930	24,121
Net interest income	9,444	8,416	17,676	28,024

Total non-interest income, net	44	17	224	468

Non-interest expense
Management and record keeping services	5,708	7,035	18,430	21,583
Other operating expenses	1,021	1,251	3,159	3,601
Total non-interest expense	6,729	8,286	21,589	25,184

Income/(loss) before income taxes	2,759	147	(3,689)	3,308
Provision/(benefit) for income taxes	1,007	75	(1,281)	1,250
Net income/(loss) and other comprehensive income (loss)	$1,752	$72	$(2,408)	$2,058

Net income/(loss) per share, basic and diluted (1)	$1,752	$72	$(2,408)	$2,058

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the nine months ended June 30, 2017 and 2016
(unaudited)

	Total	Common Stock	Retained Deficit
	(dollars in thousands)

Balance, September 30, 2015	$75,391	$95,416	$(20,025)

Net income and other comprehensive income	2,058	—	2,058
Dividends declared and paid to parent (1)	(474)	—	(474)

Balance, June 30, 2016	$76,975	$95,416	$(18,441)

Balance, September 30, 2016	$78,735	$95,416	$(16,681)

Net loss and other comprehensive loss	(2,408)	—	(2,408)
Dividends declared and paid to parent (1)	(1,909)	—	(1,909)

Balance, June 30, 2017	$74,418	$95,416	$(20,998)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the nine months ended June 30, 2017 and 2016
(unaudited)

	Nine Months Ended June 30,
	2017	2016
	(dollars in thousands)

Cash flows from operating activities:
Net (loss)/income	$(2,408)	$2,058
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for credit losses	30,930	24,121
Depreciation and amortization	591	—
Deferred income taxes	679	462
Interest accrued on investment notes	895	1,540
Changes in:
Accounts payable and other liabilities	386	(1,465)
Unearned debt protection fees	(1,938)	(15)
Prepaid and other assets	2,301	551

Net cash provided by operating activities	31,436	27,252

Cash flows from investing activities:
Net finance receivables (purchased from) affiliate, net of customer repayments	10,324	(19,045)
Capital expenditures	(818)	(727)
Change in restricted cash	—	2

Net cash provided by /(used in) investing activities	9,506	(19,770)

Cash flows from financing activities:
Borrowings under lines of credit	15,000	232,963
Repayments under lines of credit	(48,000)	(99,493)
Proceeds from other borrowings	3,010	15,780
Repayment of other borrowings	(7,172)	(159,988)
Dividends paid to parent	(1,909)	(474)

Net cash used in financing activities	(39,071)	(11,212)

Net increase/(decrease) in cash	1,871	(3,730)

Cash and cash equivalents, Beginning of period	11,318	7,026

Cash and cash equivalents, End of period	$13,189	$3,296

Additional cash flow information:
Interest paid	$7,502	$7,795
Income taxes (refunded)/paid	(1,714)	1,389
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2017 and September 30, 2016 and for the three and nine months ended June 30, 2017 and June 30, 2016
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

Use of Estimates

The preparation of the unaudited consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ judgments in determining the amount of our allowance for credit losses, deferred tax assets and liabilities and establishing the fair value of our financial instruments.  While the unaudited consolidated financial statements and footnotes reflect the best estimates and judgments at the time they are made, actual results could differ from those estimates.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel.  During the third quarter of fiscal 2017, we purchased $59.1 million of loans from MCB compared to $81.4 million during the third quarter of fiscal 2016. Approximately 45.8% of the amount of loans we purchased in the third quarter of fiscal 2017 were refinancings of outstanding loans compared to 42.5% during the third quarter of fiscal 2016.

In the normal course of business, we receive a portion of customer loan payments through the Federal Government Allotment System ("Allotment") on the first day of each month.  If the first day of the month falls on a weekend or holiday, Allotment payments are received on the last business day of the preceding month.  On June 30, 2017 we collected $3.4 million in customer loan payments in advance of the payment due date of July 1, 2017. Allotment payments are reflected on the balance sheet as advanced finance receivable payments and as a reduction of net finance receivables of $2.0 million and the corresponding accrued interest receivable of $1.4 million.  On September 30, 2016, we collected $4.0 million in customer loan Allotment payments in advance of the payment due date of October 1, 2016. Allotment payments are reflected on the balance sheet as advanced finance receivable payments and as a reduction of net finance receivables of $2.4 million and the corresponding accrued interest receivable of $1.6 million.

The following table presents finance receivables as of the dates presented:

	June 30, 2017	September 30, 2016
	(dollars in thousands)

Finance Receivables:
Gross finance receivables	$242,895	$280,947

Less:
Advanced finance receivable payments	(2,021)	(2,397)
Gross finance receivables less advanced finance receivable payments	240,874	278,550

Less:
Net deferred loan fees	(5,282)	(6,271)
Unearned debt protection fees	(1,237)	(3,175)
Debt protection claims and policy reserves	(428)	(812)
Total unearned fees, debt protection claims and policy reserves	(6,947)	(10,258)

Finance receivables - net of unearned fees, debt protection claims and policy reserves	233,927	268,292

Allowance for credit losses	(35,325)	(30,374)

Net finance receivables	$198,602	$237,918

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables for the periods presented:

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$36,825	$28,775
Finance receivables charged-off	(8,571)	(9,158)
Recoveries	1,131	1,160
Provision for credit losses	5,940	8,598
Balance, end of period	$35,325	$29,375

	For the Nine Months Ended June 30, 2017	For the Nine Months Ended June 30, 2016
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$30,374	$28,957
Finance receivables charged-off	(29,350)	(27,236)
Recoveries	3,371	3,533
Provision for credit losses	30,930	24,121
Balance, end of period	$35,325	$29,375

Finance receivables:	$242,895	$274,852
Allowance for credit losses	(35,325)	(29,375)
Balance, net of allowance	$207,570	$245,477

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) have not been received. Accrued and uncollected interest is limited to no more than 92 days. The Company has experience with borrowers periodically missing payments during times of financial hardship; however, these missed payments do not necessarily render loans uncollectible. Non-accrual status, therefore, does not equate to a determination that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing loans represent those finance receivables where the accrual of interest income has been suspended. As of June 30, 2017, we had $15.3 million in non-performing loans, compared to $16.1 million as of September 30, 2016. As of June 30, 2017 and September 30, 2016, we had $0.9 million and $1.0 million, respectively, in accrued interest for non-performing loans.

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

A large number of our customers generally present elevated levels of credit risk and are unable to obtain financing from traditional sources due to factors such as employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.  We manage credit risk by closely monitoring the performance of the portfolio and through our finance receivable purchasing criteria. The following reflects the credit quality of our finance receivables portfolio:

	June 30, 2017	September 30, 2016
	(dollars in thousands)

Gross finance receivables	$242,895	$280,947
Performing	227,559	264,834
Non-performing	15,336	16,113
Non-performing finance receivables as a percent of gross finance receivables	6.31%	5.74%

As of June 30, 2017 and September 30, 2016, past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	As of June 30, 2017
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$2,476	$7,336	$9,812	$233,083	$242,895

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2016
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$5,966	$10,924	$16,890	$264,057	$280,947

Additionally, we employ purchasing criteria, developed from our past customer repayment experience. The purchasing criteria are periodically evaluated based on current portfolio performance.  These criteria require the following:

•	At the time of loan origination, borrowers are primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential borrowers must complete standardized online credit applications; and

•	All loans must meet additional purchase criteria developed from our past loan repayment experience, which is periodically revalidated based on current portfolio performance.

These criteria are used to help reduce the risk of purchasing finance receivables where the customer is unwilling or unable to repay.

NOTE 3: RELATED PARTY TRANSACTIONS

On December 23, 2015, we entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement (“LSMS Agreement”) with MCB.  Under the LSMS Agreement, we buy certain loans that MCB originates and receive ongoing management and record keeping services from MCB. We also receive certain management and other administrative services from MCFC. The following table represents the related party transactions associated with the LSMS Agreement and other related party transactions for the periods presented. On March 20, 2017, we entered into a First Amendment to Exhibit A to the LSMS Agreement (the “First Amendment”). Further, on May 1, 2017, we entered into a Second Amendment to Exhibit A to the LSMS Agreement (the “Second Amendment”). The First Amendment and Second Amendment modified and reduced certain fees paid by us to MCB under the LSMS Agreement to reflect changes in MCB’s costs of providing services to us.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)

Loan purchasing:
Loans purchased from MCB, net	$29,905	$43,606	$83,469	$121,194

Management and record keeping services:
Servicing fee paid to MCB (1)	$4,797	$5,488	$15,576	$16,924
Special services fee paid to MCB (2)	743	1,216	2,339	3,595
Base fee paid to MCB (3)	125	125	375	375
Indirect cost allocation fees paid to MCFC	43	206	140	689
Total management and record keeping services	$5,708	$7,035	$18,430	$21,583

Other transactions:
Fees paid to MCB in connection with loans purchased (4)	$354	$418	$912	$1,175
Tax (refunds)/payments (from)/to MCFC	(479)	(153)	(1,714)	1,389
Dividends paid to MCFC	—	—	1,909	474
Direct cost allocations paid to MCFC	254	318	899	1,083

(1)
Effective May 1, 2017, the servicing fee paid to MCB is 0.567% per month of the outstanding loan principal under the LSMS agreement. Prior to May 1, 2017, the servicing fee paid to MCB was 0.617% per month of the outstanding loan principal under the LSMS Agreement.

(2)
Effective March 1, 2017, fees for special services under the LSMS Agreement are at a rate of 115% of the cost of such services incurred by MCB. Prior to March 1, 2017, fees for special services under the LSMS Agreement were at a rate of 125% of the cost of such services incurred by MCB.

(3)	The annual base fee is $500,000 and payable monthly to MCB.

(4)
Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  Prior to April 1, 2017, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.

NOTE 4:  BORROWINGS

Revolving Credit Line - Banks

The Company entered into a Credit Agreement on December 23, 2015, as subsequently amended, (the "Credit Agreement") with various financial institutions (the "Lenders"). Subject to the terms of the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million whereby the Company may periodically borrow and repay funds as needed.

Borrowing availability under the revolving credit facility is limited to eligible receivables (the "Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of June 30, 2017, the Company's Borrowing Base and available revolving credit line was $139.4 million. Outstanding borrowings under the Credit Agreement at June 30, 2017 were $125.0 million bearing a weighted average interest rate of 5.62%. Of the $125.0 million outstanding borrowings, $115.0 million were LIBOR borrowings with a 5.46% interest rate while the remaining $10.0 million comprised Base Rate borrowings with a 7.50% interest rate. In addition, we are paying the Lenders a 50 basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In the third quarter of fiscal year 2017 non-use fees were $53 thousand.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at June 30, 2017 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $116 thousand at June 30, 2017.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company, and will terminate on December 21, 2018 or earlier, if certain events occur, as noted below.

Under the Credit Agreement, we are subject to certain covenants that require, among other things, we maintain specific financial ratios, satisfy certain financial tests and maintain a minimum allowance for credit losses in relation to net charge-offs. There are also certain restrictions on the amount and timing of dividends we may pay. These covenants and other terms, which if not complied with could result in a default under the Credit Agreement. If a default under the Credit Agreement is not waived by the Lenders, it could result in the acceleration of the indebtedness evidenced by the Credit Agreement.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Atlanta (the "Federal Reserve"), its primary federal regulator. Pursuant to the MOU, the Company's senior borrowings, including borrowings under the Credit Agreement, may not exceed $170.6 million, without prior approval from the Federal Reserve.

Subordinated Debt

Investment Notes

We have subordinated borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $19.8 million at June 30, 2017, and $25.6 million at September 30, 2016.  These investment notes are nonredeemable by the holders before maturity, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $50,104 and $49,646, with a weighted average interest rate of 9.14% and 9.09% at June 30, 2017 and September 30, 2016, respectively.

Subordinated Debentures

At June 30, 2017 and September 30, 2016, the Company had subordinated debentures outstanding of $9.8 million and $7.3 million, respectively. The debentures have maturities at issuance ranging from one to four years and bear interest rates of 5.5%, 6.5%, 7.5% and 8.0%. The average subordinated debenture payable was $78,360 and $75,619, with a weighted average interest rate of 7.60% and 7.36% at June 30, 2017 and September 30, 2016, respectively.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion, dependent upon the availability of funds from MCFC and is due upon demand.  Interest on borrowings is payable monthly and is based on prime or 5.0%, whichever is greater.  As of June 30, 2017 and September 30, 2016 the outstanding balance under this line of credit was zero.

Under MCFC's MOU, the Company's subordinated borrowings may not exceed $44.0 million, without prior approval from the Federal Reserve.

Contractual Maturities

A summary of contractual maturities for the revolving credit line and subordinated debt as of June 30, 2017 is as follows. The revolving credit line maturities exclude debt issuance costs of $0.7 million.

	Revolving Credit Line - Banks	Subordinated Debt	Total
Year Ending September 30,	(dollars in thousands)

2017	$—	$349	$349
2018	—	909	909
2019	125,000	5,454	130,454
2020	—	5,451	5,451
2021	—	10,335	10,335
2022 and beyond	—	7,138	7,138
Total	$125,000	$29,636	$154,636

NOTE 5:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

For the first nine months of fiscal 2017 and the fiscal year ended September 30, 2016 there were no significant transfers into or out of Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents — The carrying value approximates fair value due to the liquid nature of these instruments.

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

Revolving Credit Line - Banks — The fair value of revolving credit line borrowings is estimated to approximate carrying value. Management believes the variable nature of the interest rate under the credit agreement approximates market terms. If the Company’s revolving credit line borrowings were measured at fair value in the financial statements, these revolving credit line borrowings would be categorized as Level 2 in the fair value hierarchy.

Subordinated Debt — The fair value of subordinated debt is estimated by discounting future cash flows using current interest rates at which similar subordinated debt would be offered for the same remaining maturities. If the Company’s subordinated debt were measured at fair value in the financial statements, the subordinated debt would be categorized as Level 2 in the fair value hierarchy.

The carrying amounts and estimated fair values of our financial instruments at June 30, 2017 and September 30, 2016 are as follows:

	June 30, 2017		September 30, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$13,189	$13,189	$11,318	$11,318
Finance receivables, net	198,602	197,072	237,918	237,974

Financial liabilities:
Revolving credit line - banks, net	124,337	124,337	157,005	157,005
Subordinated debt, net	29,636	31,746	32,903	35,921

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

Our finance receivables are unsecured, have fixed interest rates and typically have a maturity of less than 48 months. During the third quarter of fiscal 2017, the average size of a loan when acquired was $4,505 with an average term of 34 months.  A large portion of the loans we purchase are made to borrowers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

The level of our profitability is dependent upon the quality of finance receivables we are able to acquire from MCB, including repayment performance, and upon the business and economic environments in the markets where we operate and in the United States as a whole.

The allowance for credit losses at June 30, 2017 increased to $35.3 million from $30.4 million at September 30, 2016. The increase in the allowance for credit losses is due to an increase in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio. During the first six months of fiscal 2017 we experienced elevated levels of past due loans as a percentage of the finance receivables portfolio as compared to fiscal 2016. Although such levels of past due loans declined during the third fiscal quarter 2017, our finance receivables portfolio remains sensitive to changes in customers’ loan repayment patterns that could lead to increased credit losses. We believe the generally increasing levels of past due loans are reflective of those experienced by the consumer finance industry as a whole during fiscal 2017. MCB has taken steps during the second and third quarters of fiscal 2017 to mitigate this increase through enhancements to collection efforts, along with changes in underwriting and our purchasing criteria. Until such improvements in past due loan levels are sustained, we believe it is appropriate to maintain the allowance for credit losses as a percentage of finance receivables at an elevated level relative to historical trends.

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

Lending and Servicing Operations

Supplier of Loans

MCB is our sole supplier of loans.  We entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement ("LSMS Agreement") with MCB whereby we purchase loans originated by MCB and MCB services these loans on our behalf.  Under the LSMS Agreement, we have the exclusive right, but not the obligation, to purchase loans originated by MCB that meet the following guidelines:

•	At the time of loan origination, borrowers are primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential borrowers must complete standardized online credit applications; and

•	All loans must meet additional purchase criteria developed from our past loan repayment experience, which is revalidated based on current portfolio performance.

For a description of the risks associated with these loans, see "Risk Factors" set forth in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Loan Purchasing

General.  The Company and MCB have more than 29 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are utilized by MCB when originating loans in this market.

We may purchase loans from MCB if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military market.  Pursuant to the LSMS Agreement, we granted MCB rights to use our lending system; however, we retained ownership of the lending system.  Using our lending criteria, scoring model and system, MCB originates loans directly over the internet.  Loans typically have maximum terms of 48 months and had an average origination amount of $4,505 in the third quarter of fiscal 2017.  Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  Prior to April 1, 2017, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In the third quarter of fiscal 2017, we paid MCB $0.4 million in fees connected with the origination of loans compared to $0.4 million in the third quarter of fiscal 2016. See further discussion in "Loan Acquisition."

MCB uses our lending criteria and scoring model to originate loans that we subsequently purchase. Under this criteria and scoring model, in evaluating the creditworthiness of applicants, MCB primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and employment stability. MCB uses credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. Our purchasing guidelines provide that we will purchase loans originated by MCB with the FICO Score 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from MCB, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military. The average customer loan balance was $3,726 at June 30, 2017, repayable in equal monthly installments and with an average remaining term of 22 months.

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

As a customer service, we will purchase a new loan from MCB for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 45.8% of the amount of loans we purchased in the third quarter of fiscal 2017 was refinancings of outstanding loans compared to 42.5% during the third quarter of fiscal 2016.

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

For the three and nine months ended June 30, 2017 and 2016, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $27.00 for each loan originated by MCB and sold to the Company (prior to April 1, 2017 a $25.00 loan origination fee was paid to MCB); (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.567% (6.80% annually) of the outstanding principal balance of finance receivables serviced as of the last day of the month (prior to May 1, 2017, the monthly service fee was 0.617% (7.40% annually) of finance receivables serviced as of the last day of the month); (4) a monthly collections fee equal to 34% of amounts collected on charged-off accounts; and (5) a monthly fee equal to 115% of the actual cost for marketing and business development services (prior to March 1, 2017, the monthly fee was 125% of the actual cost of marketing and business development services).

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

A formal agreement (the “Expense Sharing Agreement”) between MCFC and its consolidated subsidiaries, including the Company, is in place to govern the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, there are three types of expenses: (1) direct expenses (those that can be specifically identified to a party, yet are paid centrally, usually by MCFC and subsequently reimbursed by the party to which the direct expense applies); (2) direct cost allocations (costs incurred for the benefit of MCFC and or its subsidiaries that are not direct expenses); and (3) indirect cost allocations (those expenses incurred for the benefit of all parties and not specifically identifiable with an allocation methodology). The direct cost allocations are allocated based upon estimated usage of services using reliable cost indicators. The costs for MCFC services are periodically evaluated to ensure the costs are at a reasonable market rate and consistent with what an external third party may charge. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, executive compensation and remuneration, strategic planning, loan review, risk management, regulatory compliance support, tax, legal and information technology services. The other parties to the Expense Sharing Agreement may provide office space and servicing of finance receivables and leases.

Sources of Income

We generate revenues primarily from interest income and fees earned on the finance receivables purchased from MCB, which include refinanced finance receivables. We also earn revenues from debt protection fees; however, effective September 15, 2016 MCB discontinued offering the debt protection product. Therefore, our debt protection revenues will be lower relative to historical levels in future periods as existing policies continue to run-off. For purposes of the following discussion, “revenues” means the sum of our finance income and debt protection fees.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from MCB.  The following table details the average loan balance and the number of loans that comprise our finance receivables as of the date presented:

	June 30, 2017	September 30, 2016

Finance receivables:
Gross finance receivables balance	$242,895,088	$280,947,049
Average finance receivable balance	$3,726	$3,831
Total number of finance receivables	65,192	73,340

Net Interest Margin

The principal component of our profitability is net interest margin, which is a function of the interest and fees earned on our finance receivables and the interest paid on borrowed funds.  Some states and federal statutes regulate the interest rates that may be charged to our customers.  In addition, competitive market conditions also impact interest rates we are able to charge.

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

The following table presents data relating to our net interest margin as of and for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)

Total finance receivables balance	$242,895	$274,852	$242,895	$274,852
Average gross finance receivables (1)	245,838	270,025	258,926	278,686
Average interest bearing liabilities (1)	155,075	181,208	167,946	188,771
Total interest income and fees	17,986	19,703	56,679	60,896
Total interest expense	2,602	2,689	8,073	8,751

Percentage of interest income and fees to average gross finance receivables (annualized)	29.3%	29.2%	29.2%	29.1%
Percentage of interest expense to average interest bearing liabilities (annualized)	6.7%	5.9%	6.4%	6.2%
Percentage of net interest margin (annualized)	25.0%	25.2%	25.0%	24.9%

(1)	Averages are computed using month-end balances and exclude any early Allotment payments.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Gross Finance Receivables.  Our gross finance receivables decreased 11.6% or $32.0 million, to $242.9 million as of June 30, 2017 from $274.9 million as of June 30, 2016. The decrease in finance receivables was due to reduced customer demand, borrowing base limitations under our Credit Agreement limiting our ability to purchase loans from MCB, underwriting and purchasing criteria changes made during the second and third quarters of fiscal 2017 intended to improve credit quality. See further discussion in the sections titled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees.  Interest income and fees represented 99.8% of our total revenue for the third quarter of fiscal 2017 and 99.9% for the third quarter of fiscal 2016. Interest income and fees decreased to $18.0 million in the third quarter of fiscal 2017 from $19.7 million in the third quarter of fiscal 2016, a decrease of $1.7 million or 8.6%.  The decrease in interest income was primarily due to a decrease in average gross finance receivables of 9.0%.

Interest Expense.  Interest expense in the third quarter of fiscal 2017 decreased 3.7% to $2.6 million compared to $2.7 million for the third quarter of fiscal 2016.  The decrease was due to a decline in average interest bearing liabilities to $155.1 million, or 14.4%, in the third quarter of fiscal 2017 compared to $181.2 million in the third quarter of fiscal 2016. The decline in average interest bearing liabilities was due to a reduction in gross finance receivables outstanding. The decrease in interest expense was partially offset by an increase in the weighted average interest rate of our interest bearing liabilities to 6.71% during the third quarter of fiscal 2017 compared to 5.94% during the third quarter of fiscal 2016. Due to the predominantly variable rate nature of our borrowings, our cost of funds percentage will increase as the level of market interest rates increase.

Provision for Credit Losses.  The provision for credit losses in the third quarter of fiscal 2017 decreased to $5.9 million from $8.6 million in the third quarter of fiscal 2016, a decrease of $2.7 million or 31.4%.  The decrease in the provision for credit losses was due to lower net charge-offs as compared to the prior year and a reduction in the level of allowance for credit losses necessary to cover estimated inherent credit losses in our finance receivables portfolio. The lower level of estimated credit losses reflects improved credit quality measures during the quarter from enhanced collection efforts by MCB, a stabilization of borrower repayment patterns and a lower overall finance receivables portfolio. These factors have contributed to a decline in recency delinquent finance receivables.

Net charge-offs were $7.4 million in the third quarter of fiscal 2017 compared to $8.0 million in the third quarter of fiscal 2016, a decrease of $0.6 million or 7.5%.  The decrease in net charge-offs for the three months ended June 30, 2017 resulted from a decrease in net charge-offs from customers who separated from the military and a decline in recency delinquent finance receivables during the second and third quarters of fiscal 2017. The net charge-off ratio increased to 12.1% for the third quarter of fiscal 2017 compared to 11.8% for the third quarter of fiscal 2016 due primarily to a decline in average gross receivables. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 4.0% at June 30, 2017 compared to 4.9% at June 30, 2016 and 6.0% at September 30, 2016. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Expense.  Non-interest expense in the third quarter of fiscal 2017 was $6.7 million compared to $8.3 million for the third quarter of fiscal 2016, a decrease of $1.6 million or 19.3%.  Non-interest expense during the third quarter of fiscal 2017 decreased due to a $0.7 million or 12.8% decrease in the monthly servicing fee to MCB compared to the third quarter of fiscal 2016, which is the result of a 9.0% decline in average gross finance receivables. Non-interest expense during the third quarter of fiscal 2017 also included a decrease of $0.5 million or 41.1% in the monthly special services fee to MCB compared to the third quarter of fiscal 2016 as a result of reduced marketing and business development services and a decrease in the special service fee markup percentage.

Provision for Income Taxes.  The Company’s effective tax rate was 36.5% in the third quarter of fiscal 2017 compared to 51.0% in the third quarter of fiscal 2016.  The decrease is primarily driven by a shift in business income and business losses across states.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Gross Finance Receivables. Our gross finance receivables decreased 11.6% or $32.0 million, to $242.9 million as of June 30, 2017 from $274.9 million as of June 30, 2016. The decrease in finance receivables was due to reduced customer demand, borrowing base limitations under our Credit Agreement limiting our ability to purchase loans from MCB, underwriting and purchasing criteria changes made during the second and third quarters of fiscal 2017 intended to improve credit quality. See further discussion in the sections titled “Loan Acquisition” and “Liquidity and Capital Resources.”

Interest Income and Fees. Interest income and fees represented 99.6% of our total revenue for the first nine months of fiscal 2017 compared to 99.2% for the first nine months of fiscal 2016. Interest income and fees decreased to $56.7 million for the first nine months of fiscal 2017 from $60.9 million for the first nine months of fiscal 2016, a decrease of $4.2 million or 6.9%. The decrease in interest income was primarily due to a decrease in average gross finance receivables of 7.1%.

Interest Expense. Interest expense in the first nine months of fiscal 2017 decreased 8.0% to $8.1 million compared to $8.8 million for the first nine months of fiscal 2016. The decrease was due to a decline in average interest bearing liabilities to $167.9 million, or 11.1% in the first nine months of fiscal 2017 compared to $188.8 million in the first nine months of fiscal 2016. The decline in average interest bearing liabilities was due to a reduction in gross finance receivables outstanding. The decrease in interest expense was partially offset by an increase in the weighted average interest rate of our interest bearing liabilities to 6.41% during the first nine months of fiscal 2017 compared to 6.18% during the first nine months of fiscal 2016. Due to the predominantly variable rate nature of our borrowings, our cost of funds percentage will increase as the level of market interest rates increase.

Provision for Credit Losses. The provision for credit losses in the first nine months of fiscal 2017 increased to $30.9 million from $24.1 million in the first nine months of fiscal 2016, an increase of $6.8 million or 28.2%.  The increase in the provision for credit losses was due to higher net charge-offs and an increase in the level of allowance for credit losses necessary to cover estimated inherent credit losses in our finance receivables portfolio as compared to the prior year. We believe the elevated credit losses in fiscal year 2017 are reflective of elevated credit losses experienced by the consumer finance industry as a whole during fiscal 2017. Although credit quality measures generally improved during the most recently completed fiscal quarter, overall credit losses for the nine months ended June 30, 2017 are elevated as compared to the same period last year. Enhanced collection efforts by MCB implemented in the second and third quarters of fiscal 2017, a stabilization of borrower repayment patterns and a lower overall finance receivables portfolio have contributed to a decline in recency delinquent finance receivables as of June 30, 2017 compared to June 30, 2016.

Net charge-offs were $26.0 million in the first nine months of fiscal 2017 compared to $23.7 million in the first nine months of fiscal 2016, an increase of $2.3 million or 9.7%.  The net charge-off ratio increased to 13.4% for the first nine months of fiscal 2017 compared to 11.3% for the first nine months of fiscal 2016. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 4.0% at June 30, 2017 compared to 4.9% at June 30, 2016. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-interest expense. Non-interest expense in the first nine months of fiscal 2017 was $21.6 million compared to $25.2 million for the first nine months of fiscal 2016, a decrease of $3.6 million or 14.3%. Non-interest expense during the first nine months of fiscal 2017 decreased due to a $1.3 million or 7.7% decrease in the monthly servicing fee to MCB compared to the first nine months of fiscal 2016, which is the result of a 7.1% decline in average finance receivables. Non-interest expense during the first nine months of fiscal 2017 also included a decrease of $1.3 million or 36.2% in the monthly special services fee paid to MCB compared to the first nine months of fiscal 2016 as a result of reduced marketing and business development services and a decrease in the special service fee markup percentage.

Provision for Income Taxes. The Company’s effective tax rate was 34.7% in the first nine months of fiscal 2017 compared to 37.8% in the first nine months of fiscal 2016. The decrease is primarily driven by a shift in business income and business losses across states, resulting in an overall decrease in state tax expense (benefit) where certain business losses are not offsetting business income in the various jurisdictions during the first nine months of fiscal 2017.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal.  Our servicer, MCB, under our supervision, analyzes customer delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days. Recency delinquent finance receivables decreased to 4.0% at June 30, 2017 from 6.0% at September 30, 2016 and 4.9% at June 30, 2016. The decrease in recency delinquent finance receivables from September 30, 2016 and June 30, 2016 is attributed to enhanced collection efforts by MCB, a stabilization of borrowing repayment patterns and an increase in charged-off delinquent accounts during the first nine months of fiscal 2017. Finance receivables charged-off were $29.4 million for the first nine months of fiscal 2017 compared to $27.2 million for the first nine months of fiscal 2016. Recency delinquent balances, 60 days or more past due, from customers separated from the military, decreased to $3.1 million at June 30, 2017 compared to $5.5 million at September 30, 2016. Changes in recency delinquency balances are generally a leading indicator of the level and direction of future charge-offs.

The following table sets forth our delinquency experience as of the end of the dates presented for loans for which payments are 60 days or more past due, on a recency basis.

	June 30, 2017	September 30, 2016	June 30, 2016
	(dollars in thousands)

Gross finance receivables	$242,895	$280,947	$274,852
Gross finance receivables balances 60 days or more past due	9,812	16,890	13,573
Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables	4.0%	6.0%	4.9%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivables portfolio. To estimate the allowance for credit losses, we utilize a statistical model based on potential credit risk trends incorporating historical factors.  The model results and management’s judgment are used to estimate inherent losses in the finance receivables portfolio and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, customers’ loan repayment behavior, current or future military deployments and completion of military service prior to repayment of a loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term and that actual credit losses could be materially different from our estimates. For a description of the risks associated with these finance receivables, see Part I, Item 1A. "Risk Factors" of our Annual Report for additional discussion of risks associated with our finance receivables and business.
.
Charge-Off. Our charge-off policy is to charge-off loans when a full payment has not been received for the preceding six calendar months and is 30 days contractually past due. From time to time, our customers remit several loan payments in advance of the payment due date, where the loan is contractually current, but recency past due. Charge-offs can occur due to deterioration in a customer's willingness or ability to repay when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans we cannot predict when or if a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for MCB to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict if a customer will be subject to deployment at a duration or frequency that leads to a default on his or her loan.

Former Military.  As of June 30, 2017 and June 30, 2016, we had approximately $16.5 million or 6.8% of our total portfolio, and $16.2 million or 5.9% of our total portfolio, respectively, from customers who separated from the military prior to repaying their loan. Finance receivable net charge-offs from customers who separated from the military, were $2.6 million and represented 35.1% of net charge-offs in the third quarter of fiscal 2017 compared to $3.3 million and 41.1% in the third quarter of fiscal 2016.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables and net charge-offs as of and for the end of the periods presented. For additional information related to our allowance for credit losses, please see Note 2: Finance Receivables in Notes to the Consolidated Financial Statements in Item 1 of this Report on Form 10-Q.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Allowance as a percentage of total finance receivables	14.5%	10.7%	14.5%	10.7%
Average gross finance receivables (1)	$245,838	$270,025	$258,926	$278,686
Percentage of net charge-offs to average gross finance receivables (annualized)	12.1%	11.8%	13.4%	11.3%

(1)	Averages are computed using month-end balances and exclude any early Allotment payments.

The allowance for credit losses at June 30, 2017 increased to $35.3 million from $29.4 million at June 30, 2016. The increase in the allowance for credit losses is due to an increase in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio. During the first six months of fiscal 2017 we experienced generally increasing levels of past due loans as a percentage of the finance receivables portfolio as compared to fiscal 2016. Although such levels of past due loans declined during the third fiscal quarter 2017, our finance receivables portfolio remains sensitive to changes in customers’ loan repayment patterns that could lead to increased credit losses. We believe the elevated credit losses are reflective of levels experienced by the consumer finance industry as a whole during fiscal 2017. MCB has taken steps during the second and third quarters of fiscal 2017 to mitigate this increase through enhancements to collection efforts, along with changes in underwriting and our purchasing criteria. Until such improvements in past due loan levels are sustained, we believe it is appropriate to maintain the allowance for credit losses as a percentage of finance receivables at an elevated level relative to historical trends.

Loan Acquisition

Finance receivable growth is an important factor in determining our future revenues.  We are dependent upon MCB to increase its originations and on having sufficient funding for our future growth.  Finance receivables purchased (including refinancings) during the first nine months of fiscal 2017 decreased to $160.5 million from $215.1 million during the first nine months of fiscal 2016. The decrease in finance receivables purchased was due to reduced customer demand, borrowing base limitations under our Credit Agreement, underwriting and purchasing criteria changes during the second and third quarters of fiscal 2017 intended to improve credit quality.

The following table sets forth our overall finance receivable purchases, including those refinanced, as of and for the the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Finance receivables acquired:
Gross finance receivables balance	$59,075,171	$81,406,902	$160,538,020	$215,063,848
Number of finance receivable loans	13,114	16,716	35,446	47,012
Average loan amount at time of purchase	$4,505	$4,870	$4,529	$4,575

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase consumer finance receivables from MCB and pay MCB for services performed under the LSMS.  We use borrowings to fund the difference, if any, between the cash used to purchase finance receivables and the cash generated from loan repayments and operations.  An increasing finance receivables portfolio balance generally leads to cash being used in investing activities. A decreasing finance receivables portfolio balance generally leads to cash provided by investing activities.  Cash provided by investing activities in the first nine months of fiscal 2017 was approximately $9.5 million and cash used in financing activities was $39.1 million, which was funded from $31.4 million in operating activities.  Cash used in investing activities in the first nine months of fiscal 2016 was approximately $19.8 million and cash used in financing activities was $11.2 million, which was funded by operating activities of $27.3 million. Financing activities primarily consist of borrowing and repayments of debt incurred under our senior revolving credit facility.

The majority of our liquidity requirements are obtained through our senior revolving credit facility. Additional sources of funds may be generated through repayments of finance receivables, sales of subordinated debt and borrowings from MCFC. For additional information related to our borrowings, please see Note 4: Borrowings in Notes to the Consolidated Financial Statements in Item 1of this Report on Form 10-Q.

As of June 30, 2017, our credit facility had an 89.7% utilization, which may restrict our ability to purchase finance receivables in the future. As of June 30, 2017, we could request up to $14.4 million in additional funds and remain in compliance with the terms of the Credit Agreement.  If we cannot secure new borrowings, or increase borrowing availability under our Credit Agreement, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

Total borrowings and availability under the Credit Agreement as of June 30, 2017 and September 30, 2016, consisted of the following amounts as of the dates presented:

	June 30, 2017	September 30, 2016
	(dollars in thousands)

Revolving credit line:
Total facility	$170,000	$170,000
Gross balance, end of period	125,000	158,000
Maximum available credit	45,000	12,000
Credit facility available (1)	14,385	4,759
Percent utilization of the total facility	89.7%	97.1%

(1)	Under the Credit Agreement, credit facility available is limited by the borrowing base.

Off-Balance Sheet Arrangements. At June 30, 2017 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our shareholder, lenders and subordinated debt holders.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended June 30, 2017, does not differ materially from that discussed under Item 7A of the Annual Report. As of June 30, 2017, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates. Our revolving credit line borrowings under our Credit Agreement are divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). We are subject to interest rate sensitivity on our LIBOR and Base Rate borrowings. As of June 30, 2017, $115.0 million of LIBOR borrowings were outstanding with an interest rate of 5.46%. As of June 30, 2017, $10.0 million of Base Rate borrowings were outstanding with an interest rate of 7.50%. As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at June 30, 2017 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $116 thousand at June 30, 2017. Assuming $115.0 million in LIBOR annual average borrowings, a 50 basis point increase in the 30 day LIBOR index rate would increase annual interest expense approximately $575 thousand. Assuming $10.0 million in Base Rate annual average borrowings, a 50 basis point increase in the prime rate would increase annual interest expense approximately $50 thousand.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes in our internal controls over financial reporting identified in connection with management's evaluation that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

10.1
Amendment No. 2, dated May 31, 2017, to Credit Agreement dated as of December 23, 2015, among Pioneer Financial Services, PSLF, Inc., Pioneer Services Sales Finance, Inc., the various financial institutions party thereto and The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 6, 2017. )

10.2
Second Amendment to Exhibit A to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated May 1, 2017, by and between the Company, MidCountry Bank and certain other parties thereto. (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission May 15, 2017.)

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 14, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended June 30, 2017 and June 30, 2016 (ii) the Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and June 30, 2016 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	August 14, 2017
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	August 14, 2017
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment No. 2, dated May 31, 2017, to Credit Agreement dated as of December 23, 2015, among Pioneer Financial Services, PSLF, Inc., Pioneer Services Sales Finance, Inc., the various financial institutions party thereto and The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 6, 2017. )

10.2
Second Amendment to Exhibit A to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated May 1, 2017, by and between the Company, MidCountry Bank and certain other parties thereto. (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission May 15, 2017.)

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 14, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended June 30, 2017 and June 30, 2016 (ii) the Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and June 30, 2016 and (iv) Notes to Consolidated Financial Statements.