Form 10-K
period 2017-09-30
PIONEER FINANCIAL SERVICES INC
filed 2017-12-18
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2017
Common Stock, no par value	One Share
As of September 30, 2017, one share of the Registrant’s common stock is outstanding.  The market value of voting and non-voting common equity held by non-affiliates is zero and the registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.
FORM 10-K
 September 30, 2017

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (this “Report” or “Annual Report”), including the documents incorporated herein by reference, contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “should,” “seek,” “plan,” “project,” “strategy,” “future,” “intend,” “goal,” “likely,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements included herein reflect and contain management’s current judgment, and involve risks and uncertainties that could cause actual results, events, and performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in Item 1A, “Risk Factors” in this Annual Report on Form 10-K and Item 7. “Management’s Discussion and Analysis of Financial Condition and Operations.” We do not intend to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than as is required under the federal securities laws.

ITEM 1.                                                BUSINESS

General

Pioneer Financial Services, Inc. ("PFSI"), is a corporation formed under the laws of Missouri in 1932 and a wholly owned subsidiary of MidCountry Financial Corp. ("MCFC"), a Georgia corporation.  PFSI, with its wholly owned subsidiaries, purchases finance receivables from MidCountry Bank ("MCB"), a federally chartered savings bank and wholly owned subsidiary of MCFC. MCB originates consumer loans via the internet to primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us.  Military customers use loan proceeds for personal financial needs or to purchase consumer goods and services. We intend to hold these finance receivables until repaid.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

Lending and Servicing Operations

Supplier of Loans

MCB is our sole supplier of loans.  We are a party to the Fifth Amended and Restated Loan Sale and Master Services Agreement (the "LSMS Agreement") with MCB whereby we purchase loans originated by MCB and MCB services these loans on our behalf.  Under the LSMS Agreement, we have the exclusive right, but not the obligation, to purchase loans originated by MCB that meet the following guidelines:

•	At the time of loan origination, customers are primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential customers must complete standardized online credit applications; and

•	All loans must meet additional purchase criteria developed from our past loan repayment experience, which is revalidated based on current portfolio performance.

For a description of the risks associated with these loans, see Item 1A. "Risk Factors."

Loan Purchasing

General.  The Company and MCB have more than 30 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are utilized by MCB when originating loans in this market.

We may purchase loans from MCB if they meet our purchasing criteria, which were developed through our extensive experience with lending to the military market.  Pursuant to the LSMS Agreement, we granted MCB rights to use our lending system.  Using our lending criteria, scoring model and system, MCB originates loans directly over the internet.  Loans typically have maximum terms of 48 months and had an average origination amount of $4,564 in fiscal 2017.  Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  Prior to April 1, 2017, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In fiscal 2017, we paid MCB $1.3 million in loan origination fees compared to $1.6 million in fiscal 2016.

MCB uses our lending criteria and scoring model to originate loans that we subsequently purchase. Under this criteria and scoring model, in evaluating the creditworthiness of applicants, MCB primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and employment stability. MCB uses credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. Our purchasing guidelines provide that we will purchase loans originated by MCB with the FICO Score 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from MCB, we cannot predict when or whether a customer may unexpectedly leave the military or when or whether other events may occur that could result in a loan not being repaid prior to a customer’s departure from the military. The average customer loan balance was $3,703 at September 30, 2017, repayable in equal monthly installments and with an average remaining term of 21 months.

A risk in all consumer lending is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record.  An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military, reduction in rank, major medical expenses, or divorce.  Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws.  Underwriting guidelines are used at the time the customer applies for a loan to reduce the risk of originating loans where the customer is unwilling or unable to repay.  These guidelines are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance.  We purchase loans that meet our purchase criteria.  The amount and interest rate of the loans purchased are set by MCB based upon these underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we will purchase a new loan from MCB for an existing customer who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 45.4% of the amount of loans we purchased in fiscal 2017 was refinancings of outstanding loans compared to 39.7% during fiscal 2016.

Management and Record Keeping Services

MCB provides management and record keeping services for us in exchange for fees payable by us in accordance with the LSMS Agreement.  Also, as part of its compensation for performing these management and record keeping services, MCB retains a portion of ancillary revenue, including late charges and insufficient funds fees, associated with our finance receivables.

For fiscal 2017 and 2016, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $27.00 for each loan originated by MCB and sold to the Company (prior to April 1, 2017 a $25.00 loan origination fee was paid to MCB); (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.567% (6.80% annually) of the outstanding principal balance of finance receivables serviced as of the last day of the month (prior to May 1, 2017, the monthly service fee was 0.617% (7.40% annually) of finance receivables serviced as of the last day of the month); (4) a monthly collections fee equal to 34% of amounts collected on charged-off accounts; and (5) a monthly fee equal to 115% of the actual cost for marketing and business development services (prior to March 1, 2017, the monthly fee was 125% of the actual cost of marketing and business development services). Effective October 1, 2017 the monthly servicing paid to MCB is 0.604% (7.25% annually) of the outstanding loan principle, the monthly collections fee is equal to 46% of amounts collected on charged-off accounts and the monthly fee for marketing and business development services is equal to 125% of the actual cost of marketing and business development services.

To facilitate MCB’s servicing of the finance receivables, we have granted MCB: (1) the non-exclusive rights to use certain intellectual property, including our trade names and service marks; and (2) the right to use our loan processing system and related hardware and software. We have also granted MCB non-exclusive rights to market additional products and services to our customers. We retain all other customer relationships.

A formal agreement (the “Expense Sharing Agreement”) is in place between MCFC and its consolidated subsidiaries, including the Company, to govern the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, there are three types of expenses: (1) direct expenses (expenses that can be specifically identified to a party, yet are paid centrally, usually by MCFC and subsequently reimbursed by the party to which the direct expense applies); (2) direct cost allocations (expenses incurred for the benefit of MCFC and or its subsidiaries that are not direct expenses); and (3) indirect cost allocations (expenses incurred for the benefit of all parties and not specifically identifiable with an allocation methodology). The direct cost allocations are allocated based upon estimated usage of services using reliable cost indicators. The costs for MCFC services are periodically evaluated to ensure the costs are at a reasonable market rate and consistent with what an external third party may charge. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, executive compensation and remuneration, strategic planning, loan review, risk management, regulatory compliance support, tax, legal and information technology services. The other parties to the Expense Sharing Agreement may provide office space and servicing of finance receivables and leases.

Credit Loss Experience

We closely monitor finance receivables portfolio delinquency and loss rates in measuring the quality of our portfolio and the potential for credit losses.  We attempt to control customer delinquencies through careful evaluation of the loans we purchase and credit history at the time the loan is originated, and we continue this evaluation during the time MCB services the loan, including through recovery efforts after charge-off has occurred.

The allowance for credit losses at September 30, 2017 increased to $33.7 million from $30.4 million at September 30, 2016. The increase in the allowance for credit losses is due to an increase in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio. During the first half of fiscal 2017, we experienced elevated levels of past due loans as a percentage of the finance receivables portfolio as compared to fiscal 2016. Although such levels of past due loans declined during the second half of 2017, our finance receivables portfolio remains sensitive to changes in customers’ loan repayment patterns that could lead to increased credit losses. We believe the generally increasing levels of past due loans in the first half of fiscal 2017 were reflective of those experienced by the consumer finance industry as a whole. MCB took steps during fiscal 2017 to mitigate this increase through enhancements to collection efforts and changes in underwriting. We also made changes to our purchasing criteria. Until such improvements in past due loan levels are sustained, we believe it is appropriate to maintain the allowance for credit losses as a percentage of finance receivables at an elevated level relative to historical periods.

Regulation

MCB, as servicer of our finance receivables portfolio, is subject to extensive regulation, supervision and licensing by the Office of the Comptroller of the Currency (“OCC”), Consumer Financial Protection Bureau (“CFPB”) and various state agencies.  Failure to comply with these requirements can lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. There would be a material adverse impact on our business, results of operations and cash flow if MCB cannot make loans to active-duty, career retired U.S. military personnel or veterans having prior loan history with us. For additional discussion of the laws, regulations and governmental supervision by state and federal agencies in the conduct of our business operations, see “Item 1A. Risk Factors.”

Because we purchase finance receivables, we are obligated to comply with the Gramm-Leach-Bliley Act (the "GLB Act"), which contains comprehensive consumer financial privacy restrictions.  Various federal enforcement agencies, including the Federal Trade Commission ("FTC"), have issued final regulations to implement the GLB Act.  These restrictions fall into two basic categories.  First, we must provide various notices to customers about privacy policies and practices.  Second, the GLB Act restricts us from disclosing non-public personal information about customers to non-affiliated third-parties, with certain exceptions.  If we violate this law, regulators may require us to discontinue disclosing information improperly and, in certain circumstances, customers may have a private right of action if such disclosure is made without their consent.  We are also subject to federal and state securities and disclosure laws and regulations. MCB must also comply with both state and federal credit and trade practice statutes and regulations.

We have procedures and controls in place to monitor compliance with laws and regulations.  If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.  Furthermore, changes in these laws and regulations could require changes in the way we conduct our business, and we cannot predict the impact such changes would have on our financial position or results of operations.

Competition

We, along with our primary vendor, MCB, compete nationally with independent finance companies, banks, thrifts, credit unions, credit card issuers, leasing companies and manufacturers. Among our competitors are larger consumer finance companies that operate on a nationwide basis, as well as numerous regional and local consumer finance companies. We are also in direct competition with some companies that, like us, exclusively market products to military personnel. Some of these competitors are large companies that have greater capital, technological resources, and marketing resources than us. These competitors may also have access to additional capital and funding at a lower cost.

Competition also varies by delivery system and geographic region. For example, some competitors deliver their services exclusively via the internet, while others deliver their services exclusively through a branch network.  In addition, MCB competes with other banks and consumer finance companies on the basis of overall pricing of loans, including interest rates and fees and general convenience of obtaining the loan and making payments.

Seasonality

Our purchase of finance receivables from MCB follows seasonal trends. MCB typically experiences highest loan volume during the first and fourth fiscal quarters, which we believe is largely due to customers borrowing in connection with holiday spending and during the back to school season. Consequently, we experience significant seasonal fluctuations in our operating results and cash and liquidity needs.

Employees

MCB employees perform services for us and we pay management and record keeping services fees to MCB.  Our executive officers are employees of MCFC and Heights Finance Corporation ("Heights"), a wholly owned subsidiary of MCFC. A portion of their compensation is charged to PFSI for services rendered. We had no employees as of September 30, 2017.  From time to time, however, we engage certain consultants on a contract basis.

As of September 30, 2017, Timothy L. Stanley, Chief Executive Officer, and Pamela D. Johnson, Chief Financial Officer, were our sole executive officers and are responsible for our policy-making decisions.  Neither of these officers are directly compensated by us, but we pay to MCFC certain amounts described in Item 11 of Part III herein. Ms. Johnson is an employee of Heights.  Mr. Stanley is an employee of MCFC. MCB provides compensation and remuneration for services to all the employees of MCB that provide services to PFSI. We pay fees to MCB for management and record keeping services. MCFC and Heights provide compensation and remuneration for services to all the employees of MCFC and Heights that provide services to PFSI.  We have an expense sharing agreement with MCFC. See "Management and Record Keeping Services" herein for further information.

Availability of Reports, Certain Committee Charters and Other Information

We make our Securities and Exchange Commission ("SEC") public filings available on our website, www.investpioneer.com. We have this information available in an extensible business reporting language ("XBRL"). The information contained on, or that can be accessed through, the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. The Company has included its website address as a factual reference and does not intend it as an active link to its website.

The SEC maintains an internet site at www.sec.gov that contains reports and other information about us. We will also provide printed copies of all our SEC filings upon request to Pioneer Financial Services, Inc., 4700 Belleview Ave, Suite 300, Kansas City, Missouri 64112, Attention: Investments.

ITEM 1A.     Risk Factors

Our operations are subject to a number of risks, including but not limited to those described below. If any of the events outlined in the following risk factors actually occur, our business, financial condition or operating results could be materially adversely affected.

We and MCB are subject to extensive laws, regulations and governmental supervision by federal and state agencies in the conduct of our business operations. Complying with such regulations, which are intended to protect customers, depositors, and investors, is costly and time consuming. Failure to comply with such regulations could result in further restrictions on our business, damage our reputation, and have an adverse effect on our business, results of operations, and financial condition.

We, as a wholly owned subsidiary of a savings and loan holding company, and MCB, are currently supervised by the Federal Reserve Bank of Atlanta (the “Federal Reserve”) and the OCC, respectively. Our loan purchasing operations and MCB’s lending and servicing operations are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on operations, including the requirement to obtain and maintain certain licenses and qualifications. These regulations are primarily designed to protect depositors, customers and the financial system as a whole. We are also regulated by state and federal securities regulators, and will continue to be as long as our investment notes are outstanding. These laws and regulations govern or affect, among other things:

•the manner in which MCB may offer and sell products and services;
•the interest rates that may be charged to our customers;
•terms of loans, including fees, maximum amounts, and minimum durations;
•the number of simultaneous or consecutive loans and required waiting periods between loans;
•disclosure practices;
•privacy of personal customer information;
•the types of products and services that we and MCB may offer;
•collection practices; and
•approval or granting of required licenses.

Changes to or new statutes, regulations or regulatory policies, including interpretation thereof, implementation and enforcement of statutes, regulations or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we and MCB may offer and increasing the ability of competitors to offer competing financial services and products. Compliance with these regulations is expensive and requires the time and attention of management, thereby diverting capital and focus away from efforts intended to grow our business. Because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors, we and MCB may, from time to time, inadvertently violate these laws, regulations and policies, as each is interpreted by our regulators. If we and MCB do not successfully comply with laws, regulations or policies, our compliance costs could increase, our operations could be limited and we may suffer damage to our reputation. If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult. Furthermore, changes in these laws and regulations could require changes in the way we and MCB conduct our businesses and we cannot predict the impact such changes could have on our financial condition or results of operations.

We are subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection, including regulations promulgated by the CFPB. The CFPB has investigatory and enforcement authority with respect to whether persons are engaged in unlawful acts or practices in connection with consumer lending. This and other increased regulatory authority and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices, as well as proceedings or investigations against us, that could adversely affect our business, financial condition and results of operations.

The CFPB may target specific features of loans or loan practices, such as refinancing, by rulemaking that could cause us to cease offering certain products or engaging in certain practices. Any such rules may have an adverse effect on our business, results of operations, and financial condition. If the CFPB or one or more state or federal officials find that we or MCB have violated laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us. Any exercise by a state or federal regulator or other official of its enforcement powers against MCB would also have an indirect material adverse effect on us by limiting the amount of finance receivables which we may be able to purchase from MCB in the future.

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
On September 2, 2015, MCFC entered into a confidential and informal Memorandum of Understanding ("MOU") with the Federal Reserve, its primary federal regulator. This MOU replaced and superseded a prior MOU with the Office of Thrift Supervision (the "OTS") that was dated February 26, 2009. The MOU requires MCFC through its board of directors to comply with the requirements of the MOU.  The MOU, among other things, contains certain restrictions and limitations on MCFC and certain of its direct and indirect subsidiaries, including restrictions on PFSI’s ability to incur debt or issue additional debt securities beyond certain limits without the prior approval of the Federal Reserve. Such limits, in the opinion of PFSI, would allow PFSI to continue to operate its business consistent with its past practices. The MOU is an informal agreement and is not publicly available. The provisions of the MOU require MCFC and certain subsidiaries including PFSI to take certain actions to comply with the MOU.  Non-compliance with the MOU could result in a formal enforcement action or may cause our regulators to seek additional restrictions on MCFC or its subsidiaries. A formal enforcement action, the imposition of additional restrictions or the failure by the Federal Reserve to provide a consent on any restricted activity could have a material adverse impact on our ability to issue additional debt securities, incur debt, fund our operations and could have a material adverse impact on our business, results of operations, financial condition and cash flow and could require us to change our business model.
Changes in the organizational and corporate structure to MCFC or its subsidiaries or our ability to access services and products from MCFC or its subsidiaries may have an adverse impact on our business.
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
We rely on debt financing under a credit facility originally established in December 2015 to provide us with liquidity, which contains limits on the amount of available credit from our bank group facility and from our regulators. We have experienced defaults under the credit facility in fiscal 2016. We have a maximum amount of available credit, which limits the amount of debt funding we receive from our bank group and could have a material adverse effect on our results of operations and financial condition.
We use debt financing to provide us with liquidity to purchase loans. To procure and maintain this financing, we are required to comply with various restrictive covenants and limits on the amount of available credit. The Company entered into a Credit Agreement on December 23, 2015, as subsequently amended, (the "Credit Agreement") with various financial institutions (the "Lenders"). Unless extended, the Credit Agreement matures December 21, 2018. Under the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million. As of September 30, 2017, the Company had $115.0 million in outstanding borrowings under the Credit Agreement. The Credit Agreement gives the Company access to funding from the Lenders, who are committed severally, but not jointly, to making loans on a revolving basis from time to time, until such Lender’s commitment is terminated. Borrowing availability under the revolving credit facility is limited to the Borrowing Base, as defined in the Credit Agreement. As of September 30, 2017, the Company's Borrowing Base and available revolving credit line was $136.4 million. As of September 30, 2017, our credit facility had an 84.3% utilization, which may restrict future growth in our finance receivable portfolio. As of September 30, 2017, we could request up to $21.4 million in additional funds and remain in compliance with the terms of the Credit Agreement.
The Credit Agreement contains certain financial covenants and other terms, which if not complied with could result in a default under the Credit Agreement. A default, if not waived by our Lenders, could result in the acceleration of the indebtedness evidenced by the Credit Agreement. In such an event, we may be unable to timely repay the indebtedness or obtain replacement financing. and the Lenders may have other rights and remedies which if exercised could have a materially adverse impact on our ability to operate our business. Further, if we cannot secure new borrowings our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition. Available credit limits may inhibit the way we operate our business and thus have a material adverse effect on our results of operations and financial condition. Since we entered into the Credit Agreement, the Company had certain unintentional defaults under the Credit Agreement which were triggered by our exceeding the allowable Borrowing Base under the Credit Agreement and failing to make monthly interest payments in a timely manner. The Company was able to cure the defaults promptly upon learning of the defaults. The Lenders have waived any rights to remedies they may have been entitled to under the Credit Agreement as a result of the defaults triggered by exceeding the allowable Borrowing Base. The Lenders were notified of the untimely interest payments and the Lenders waived their rights to enforce the remedies that would have been available to them under the Credit Agreement. If the Company were to default under any provision of the Credit Agreement in the future, there can be no guarantee that the Company would receive similar waivers from the Lenders and the Lenders could choose to enforce all rights applicable to the default, including for certain defaults the acceleration of the payment of all outstanding borrowings. Such a default may also prevent us from making timely payments to holders of our subordinated debt. If the Lenders were to enforce their rights in such a manner, our ability to operate our business or obtain alternate financing on suitable terms could be adversely impacted.
Compliance with new and existing laws and regulations may increase our costs, reduce our revenue and increase compliance challenges.
   Under the current regulatory environment, bank and thrift holding companies, financial institutions and their non-banking affiliates are subject to significant legislative oversight and regulation. We cannot predict what, if any regulations that exist will be repealed, or if new regulations will be proposed, and what, if any impact such changes in the regulatory environment will have on the ability of our or our affiliates to conduct business as we and they currently do. We aim to institute best practices and to ensure that those from whom we purchase finance receivables provide clarity and transparency to existing and potential customers. However, a wide and increasing array of banking and consumer lending laws apply to almost every aspect of our business. The complexity of the regulations issued in connection with the Dodd-Frank Act and the need for additional rulemaking creates ambiguity as to whether the charging of fees, offering of financial products and certain other practices were done in a sufficiently transparent manner and in conformity with applicable regulations.
The Dodd-Frank Act resulted in new regulations and also authorized the CFPB to adopt rules and regulations that have increased our cost of operations and could potentially have an impact on MCB's ability to offer short-term consumer loans, adversely affecting our operations and financial performance.
Even though enacted into law in 2010, many portions of the Dodd-Frank Act remain unimplemented. Certain aspects of the legislation, including, without limitation, the costs of compliance with disclosure and reporting requirements and examinations, has had a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes would affect us. However, the regulatory burden and cost of compliance with the federal regulations, and with state statutes and regulations that were previously preempted, has increased significantly. We are further aware of proposals to repeal all or part of the Dodd-Frank Act, which may further impact our business if enacted. We attempt to monitor changes to regulations and laws to the best of our ability and to plan for such changes; however, we cannot predict or anticipate the impact of such changes and how changes in law at the federal level may impact other regulators, including the various state regulators which impact our business.
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
Further, if any Lender were to choose not to provide funding to us in the future for any reason, our liquidity may be insufficient to satisfy our capital needs and our rights to replace that Lender or obtain increased borrowing from the other existing Lenders under the Credit Agreement may not be a sufficient remedy. In such case, we may need to raise capital or funding from other sources. There is no assurance that alternative sources of capital or funding will be available to us, and thus we may not be able to repay our indebtedness when it becomes due or meet our other cash needs.
Changes in the financial or business condition of MCFC or its subsidiaries, other than PFSI, may constitute an event of default under the Credit Agreement.
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
We are exposed to credit risk.
Our ability to collect on loans depends on the willingness and ability of our customers to repay. Any material adverse change in the ability or willingness of a significant portion of our customers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Additionally, we have a risk that borrowers, especially borrowers engaged in combat or other military actions, could be killed, disabled or otherwise injured in a way that impairs their ability or willingness to repay loans. We cannot be certain that the credit administration personnel, policies, and procedures of MCB will adequately adapt to changes in economic or any other conditions affecting customers and the credit quality of the loan portfolio.
Our sole shareholder has the ability to control management decisions, which may conflict with the interests of other security holders.
As a subsidiary of MCFC, our sole shareholder has the ability to elect and appoint management, make all decisions which may require shareholder approval and may elect to make strategic or business decisions which impact other securities holders, including the election and removal of directors and officers, approval of significant corporate transactions, reorganizations, mergers, and asset sales that involve or affect the Company. MCFC is also an equity holder and their interests may be different from holders of debt securities issued by us.
We currently lack product and business diversification; as a result, our revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.
Our primary business activity is purchasing consumer loans made primarily to active-duty, career retired U.S. military personnel or veterans with prior loan history with us. We intend to hold these consumer loans until repaid. Thus, any developments, whether regulatory, economic or otherwise, that would hinder, reduce the profitability of or limit our ability to operate on the terms currently conducted would have a direct and adverse impact on our business, profitability and perhaps even our viability. Our current lack of business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than other companies whose operations are more diversified.

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
We rely heavily on communications and information systems to conduct our business. Security breaches or cyber-attacks with respect to our, MCB's or MCFC's facilities, computer networks, and databases could cause harm to our business and reputation and result in a loss of customers. We have instituted security measures to protect our systems and to assure our customers that these systems are secure. However, we may still be vulnerable to theft and unauthorized entry to our facilities, computer viruses, attacks by hackers, or similar disruptive problems. We and our affiliates, including MCB rely on third party vendors for certain payment and information systems. We rely on those third parties to maintain reliable and secure information technology systems. Our ability to review and confirm the sufficiency of such systems is limited. We, MCB and MCFC operate in the financial services industry, which is frequently targeted for cyber-attacks. We rely on third parties that serve this industry and as such their systems are also frequently targeted for intrusions. We and our third party vendors may hold sensitive financial, personal and confidential and valuable information on individuals. As such, our third-party contractors and vendors also may experience security breaches involving the storage and transmission of proprietary and customer information. If unauthorized persons gain access to our databases, they may be able to steal, publish, delete, or modify confidential and customer information (including personal financial information) that is stored or transmitted on our networks. If a third-party were to misappropriate this information, we potentially could be subject to both private and public legal actions, as we are subject to extensive laws and regulations concerning our use and safeguarding of this information. Any security or privacy breach could adversely affect our business, financial condition, and results of operations, including in the following ways:

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

In addition, we periodically upgrade or replace existing systems, vendors and technology infrastructure and such changes could result in disruptions in performance, compatibility, reductions in efficiency, the unavailability of necessary networks, delays and failures in our information systems. Any failure, interruption, or breach in security of our information systems, including any failure of our back-up systems, may also result in failures or disruptions in customer relationship management, general ledger, loan, and other systems on which we rely and could subject us to additional regulatory scrutiny, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, we may not be able to immediately detect any such failure or breach, which may increase the losses that we would suffer. If we do detect a breach, we may be required under various state and federal laws to provide notices to large numbers of individuals, which may be difficult, costly and we may not be able to provide all required notices in the required time periods, which may subject us to further liability.
Failure of third-party systems on which we rely could adversely affect our business.
We also rely on our computer systems and the technology of online and third-party service providers. Our daily operations depend on the operational effectiveness of their technology. For example, we rely on these computer systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could affect our business, financial condition, and results of operations. We are further implementing new software systems pursuant to agreements entered into in 2015. Should the new service providers and software platforms fail to be integrated and implemented in a timely and efficient manner, we may experience interruptions in our business processes, incur additional unexpected costs, delays and could impair our ability to effectively manage and run our business. The new systems may not perform as expected or may be inadequate for our needs. As we are dependent on our ability to accurately manage information, the failure to timely address any deficiencies could adversely affect our results of operations and financial condition.
If our arrangement with any third-party is terminated, we may not be able to find an alternative source of systems to support our needs on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations.
We may experience limited availability of financing and fluctuation in our funding costs.
The profitability of our business and our ability to purchase loans currently depends on our ability to access funding at competitive rates, and we cannot guarantee that such financing will be available in the future. Further, our Credit Agreement provides for variable interest rates and if interest rates were to increase during the term of the Credit Agreement our cost of borrowing could similarly increase. The increased interest expense could have an impact on the profitability of our business and may adversely impact our results of operations. If our existing sources of liquidity become insufficient or too costly to satisfy our financing needs or our access to these sources become restricted, we may need to obtain funding from other sources. There is no assurance that alternate sources of liquidity at desirable rates and on acceptable terms will be available to us.
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
Adverse general business and economic conditions could have a material adverse effect on our business, financial position, results of operations, and cash flows, and may increase loan defaults and affect the value and liquidity of your investment.

Our financial performance generally, and in particular the ability of our customers to make payments on outstanding loans, is highly dependent upon the business and economic environments in the markets where we operate and in the United States as a whole.

During an economic downturn or recession, credit losses generally increase and demand for credit products often decreases. Declining asset values, defaults on consumer loans, and the lack of market and investor confidence, as well as other factors, could contribute to a decrease in liquidity during an economic downturn. As a result of these factors, some banks and other lenders could suffer significant losses, and the strength and liquidity of many financial institutions worldwide could weaken. Additionally, the costs we incur for loan servicing and collection services may increase as MCB has to expend greater time and resources on these activities. Our purchase criteria, policies and procedures, and product offerings may not sufficiently protect our growth and profitability during a sustained period of economic downturn or recession. Any sustained economic downturn could adversely affect the financial resources of our customers and may result in the inability of our customers to make principal and interest payments on, or refinance, the outstanding debt when due.

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

Also, when deemed to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level determine the Company's internet site to be off limits, we and MCB would be unable to do new business with the potential customers they command or supervise.

Additionally, other factors or changes to market conditions may impact the demand for MCB’s products. In particular, MCB relies on the internet for a large portion of its loan originations. Should the sources of web traffic change or should other market entrants occupy a more desirable internet and web presence, loan originations may be adversely impacted and as a result the availability of loans for purchase would similarly be negatively impacted, which may adversely impact our results of operations and financial condition.

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

MCB provides collection services pursuant to the LSMS Agreement, as amended. Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased credit losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts. In addition, the consumer loans that we hold are not secured by collateral or guaranteed or insured by any third-party, making it more difficult for us to fully collect on our loan portfolio. Since the loans are unsecured, customers may choose to repay other obligations before repaying loans to us because our customers have no collateral at risk. Further, given the relatively small size of some of our loans, the costs of collecting a loan may be high relative to the amount of the loan. Further, as military personnel anticipate not being able to reenlist, many may become more financially conservative, potentially resulting in them stopping payment on current loans and/or resulting in a reduction of demand for future loans. As of September 30, 2017, we had approximately $16.1 million, or 6.6% of our total portfolio, from customers who separated from the military prior to repaying their loan. If that amount increases or the number of customers who separate from the military prior to their scheduled separation date materially increases, our credit losses may increase. This would have a material adverse effect on our business, cash flow, results of operations and financial condition.

Our allowance for credit losses may not be adequate to cover actual credit losses, which may require us to take additional charges to our earnings and adversely impact our financial condition and results of operations.

Management determines our allowance for credit losses based upon an analysis of general market conditions, the credit quality of our loan portfolio, and the performance of our customers relative to their financial obligations with us. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. The amount of future credit losses is susceptible to changes in economic, operating, and other conditions, which may be beyond our control, and such losses may exceed our estimated allowance for credit losses. There can be no assurance that the allowance will prove sufficient to cover actual credit losses in the future. Significant increases to the provision or allowance for credit losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates, as well as from application of potential changes in accounting pronouncements that govern the measurement of the allowance for credit losses.

Changes to the U.S. tax laws could impact the value of certain deferred tax assets.

Recently, both chambers of Congress released tax bills that included significant changes to the current tax code, including reductions in the corporate tax rate and changes to a number of current deductions. Our net deferred tax assets are measured using tax rates currently in effect that we expect to apply to our taxable income in the future. The impacts of the proposed changes in tax law will be recognized in the period such legislation is enacted. At this time, it is uncertain whether or when any such tax reform proposals will be enacted into law and the impact of such legislation on our business and financial results. The proposed reduction in the corporate tax rate, in and of itself, would result in a charge to earnings from a significant reduction in the value of our existing deferred tax assets. We, along with our accounting and tax advisors monitor the progress of changes to the tax code, but at this time are unable to predict the ultimate outcome of any near-term tax reform or the related impact on our business and financial condition.

We are dependent on our key officers and those of MCB, where the loss of services of any member of our or MCB's team may have an adverse effect on our operations.

Our success depends in large part on the retention of our key officers, including: Timothy L. Stanley, our Chief Executive Officer, and Pamela D. Johnson, our Chief Financial Officer. The loss of one or more of our executive officers could have a material adverse impact to us. There is no assurance that we will be able to retain our current key officers or attract additional officers as needed.

We are also dependent upon the employees at MCB who is our sole supplier of loans and services the loans on our behalf.  The loss of key officers and employees at MCB could have a material adverse impact to us. There is no assurance that MCB will be able to retain key officers and employees.

Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key personnel and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term customer relationships and the difficulty of promptly finding qualified replacement personnel. If the services of any of our or MCB's key personnel should become unavailable for any reason, we or MCB may not be able to identify and hire qualified persons on terms acceptable to us or MCB, which could have an adverse effect on our business, financial condition and results of operations.

We face risks of interest rate fluctuations, and if we are not able to adequately protect our portfolio from changes in interest rates, our results of operations could be adversely affected and impair our ability to pay interest and principal on the investment notes.

Our earnings are significantly dependent on our net interest income, as we realize income primarily from the difference between the rate of interest we receive on the loans we own and the interest rate we must pay on our outstanding bank debt and subordinated debt, including the investment notes. We are particularly susceptible to reduced earnings from increases in market interest rates since most of our interest expense is from variable-rate funding while our interest income is generated from fixed-rate finance receivables that are generally at statutory maximums. We may be unable to predict future fluctuations in market interest rates, which are affected by many factors, including inflation, economic growth, employment rates, fiscal and monetary policy and disorder and instability in domestic and foreign financial markets. Sustained, significant increases in market rates could unfavorably impact our liquidity and profitability. Any significant reduction in our profitability would have a material adverse impact on our business, results of operations, financial condition and cash flow. This would also diminish our ability to pay interest and principal on our outstanding investment notes.

MCB has policies and procedures for underwriting, processing, and servicing loans that are subject to potential failure or circumvention, which may lead to greater loan delinquencies and charge-offs.

All of MCB's underwriting activities and credit extension decisions for the loans we purchase are made at its Nevada branch. MCB trains its employees to make loans that conform to its underwriting standards and our purchase criteria. Such training includes critical aspects of state and federal regulatory compliance, account management, and customer relations. Although MCB has standardized employee manuals, MCB primarily relies on supervisors to train and supervise employees, rather than centralized or standardized training programs. Therefore, the quality of training and supervision may vary depending upon the amount of time apportioned to training and supervision and individual interpretations of operating policies and procedures. MCB cannot be certain that every loan is made in accordance with its underwriting standards and rules and our purchasing criteria. MCB has experienced prior instances of loans extended that varied from its underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced.

 In addition, MCB's underwriting decisions are based on information provided by customers and counterparties, the inaccuracy or incompleteness of which may adversely affect our results of operations. In deciding whether to extend credit or enter into other transactions with customers and counterparties, MCB relies on information, including financial information, furnished to it by or on behalf of customers and counterparties. MCB also relies on representations of customers and counterparties as to the accuracy and completeness of that information. Our earnings and our financial condition could be negatively impacted to the extent the information furnished to our vendors by and on behalf of customers and counterparties is not correct or complete.

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

MCB may modify underwriting and servicing standards and does not have to lend to the customers who traditionally have met our business model and lending criteria, which may have a material adverse effect on our business operations, cash flow, results of operations and financial condition.

We have the exclusive right to purchase all the loans made to U.S. active-duty military or retired military that are originated by MCB and that meet our purchasing criteria. In addition, we have retained MCB to service all loans we own. However, MCB is not obligated to continue originating loans that meet our purchasing criteria. MCB has the right to modify its lending criteria, systems and models. MCB may also originate for its own account loans that are not deemed to be military loans made in the ordinary course of business as previously conducted by us. If MCB modifies the models significantly, we may not be willing to purchase such loans. No assurance can be given that if MCB modifies the lending criteria and business models and systems that these modifications would be successful or in conformity with our purchasing criteria. Any such modifications may have a material adverse impact on our business, financial condition and results of operations. Further, we may modify our purchasing criteria in a variety of ways, which may increase the risk of default, decrease the volume of loans available for purchase or otherwise impact our profitability and future business, results of operations and financial condition.

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

The payments we may make to our parent, MCFC, reduce our working capital and could reduce and diminish our ability to pay interest and principal on the investment notes.

 As of September 30, 2017, our sole shareholder, MCFC, owned the outstanding share of our common stock. Accordingly, MCFC is able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the investment notes. The Credit Agreement, among other things, limits the amounts that we can pay to MCFC each year. The Credit Agreement prohibits us from paying MCFC dividends in excess of 50% of our consolidated net income for each fiscal year, provided that we remain in compliance with our covenants and no event of default exists or would exist after the payment. We may also make payments under the LSMS, the Expense Sharing Agreement and Affiliate Fee Sharing Agreement provided that no events of default exist or would exist following any such payment.

We purchase loans that were made primarily to the military market, which traditionally has higher delinquencies than customers in other markets, resulting in higher charge-offs, a reduction in profitability and impairment of our ability to pay interest and principal on the investment notes.

A large portion of our customers are unable to obtain financing from traditional sources, due to factors such as their age, frequent relocations and lack of credit history. Historically, we have experienced higher delinquency and charge-off rates than traditional financial institutions. When we purchase loans, we depend on underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these customers. However, these standards and procedures may not offer adequate protection against risks of default. Higher than anticipated delinquencies or losses on the loans we own could reduce our profitability and have a material adverse impact on our business, financial condition and results of operations. Such adverse effects could also restrict our ability to pay interest and principal on our outstanding investment notes.

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

The market for our investment notes is illiquid.

In evaluating our securities, you should assume that you will be holding the investment notes until their stated maturity. The investment notes have no established trading market. We cannot assure you that a trading market for your investment notes will ever develop, be liquid or be maintained. Many factors independent of our creditworthiness affect the trading market, if any, for and market value of your notes. Those factors include, without limitation:

•the method of calculating the principal and interest for the investment notes;
•the time remaining to the stated maturity of the investment notes;
•the outstanding amount of the investment notes; and
•the level, direction and volatility of interest rates generally.

If a trading market does develop, there can be no assurance that it will continue or that it will be sufficiently liquid to allow you to resell your investment notes when you want or at a price that you wish to receive for your notes. We do not intend to apply to list the investment notes on any securities exchange. There may be a limited number of buyers when you decide to sell your investment notes and there is no established market in which to identify potential buyers. This may affect the price you receive for your notes or your ability to sell your investment notes at all.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.                                                PROPERTIES

As of September 30, 2017, the Company has a sublease agreement with MCB for its office location in Kansas City, Missouri. At any time after the occurrence of a default by MCB under the lease, the Company may, at its option, elect to make all rental payments and other charges due under the lease directly to the landlord.

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

PART II

ITEM 5.                                               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our outstanding share of common stock is held by MCFC and, accordingly, there is no established public trading market for it and we therefore have only one registered holder.  We have not sold or repurchased any of our common stock since our acquisition by MCFC.  During fiscal 2017 and fiscal 2016, we declared and paid dividends to MCFC in the amount of $1.9 million and $0.5 million, respectively.  Our ability to pay dividends is limited by the terms and conditions of the Credit Agreement.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following condensed and consolidated financial data and results of operations have been derived from and should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this Report and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The data is as of and for the five fiscal years ended September 30, 2017, 2016, 2015, 2014 and 2013.

	As of and for the Years Ended September 30,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Consolidated balance sheet data:
Gross finance receivables	$242,684	$280,947	$279,986	$268,522	$364,198
Allowance for credit losses	(33,725)	(30,374)	(28,957)	(31,850)	(31,400)
Total assets	226,841	272,462	276,300	268,306	380,984
Senior indebtedness:
Revolving credit line - banks, net	114,447	157,005	15,425	—	19,240
Amortizing term notes	—	—	138,428	127,777	187,582
Junior indebtedness:
Subordinated debt, net	29,518	32,903	41,108	54,773	63,908
Total stockholder’s equity	77,237	78,735	75,391	63,150	104,672
Consolidated statement of operations data:
Revenue:
Interest income and fees	75,092	81,251	76,627	92,316	109,769
Interest expense	10,643	11,613	11,386	15,639	18,276
Net interest income before provision for credit losses	64,449	69,638	65,241	76,677	91,493
Provision for credit losses	35,140	31,128	25,185	35,690	36,424
Net interest income	29,309	38,510	40,056	40,987	55,069
Net non-interest (loss)/income	(302)	448	298	1,354	1,939
Non-interest expense (1)	28,366	33,129	31,163	84,795	43,309
Income/(loss) before income taxes	641	5,829	9,191	(42,454)	13,699
Provision/(benefit) for income taxes	230	2,011	3,702	(4,172)	4,294
Net income/(loss) and other comprehensive income/(loss)	$411	$3,818	$5,489	$(38,282)	$9,405

Net income/(loss) per share:
Basic and diluted	$411	$3,818	$5,489	$(38,282)	$9,405
Cash dividends declared and paid per common share (2)	$1,909	$474	$2,270	$3,231	$24,618

(1) Includes $31.5 million goodwill impairment charge for the year ended September 30, 2014.
 (2) Number of shares outstanding is one.

ITEM 7.                                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PFSI, a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp. (“MCFC”), a Georgia corporation.  PFSI, with its wholly owned subsidiaries, purchases finance receivables from MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of MCFC. MCB originates consumer loans via the internet to primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us.  Military customers use loan proceeds for personal financial needs or to purchase consumer goods and services. We intend to hold these finance receivables until repaid.

Our finance receivables are unsecured, have fixed interest rates and typically have a maturity of less than 48 months. During fiscal 2017, the average size of a loan when acquired was $4,564 with an average term of 34 months.  A large portion of the loans we purchase are made to customers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

The level of our profitability is dependent upon the quality of finance receivables we are able to acquire from MCB, including repayment performance, and upon the business and economic environments in the markets where we operate and in the United States as a whole.

The allowance for credit losses at September 30, 2017 increased to $33.7 million from $30.4 million at September 30, 2016. The increase in the allowance for credit losses is due to an increase in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio. During the first half of fiscal 2017 we experienced elevated levels of past due loans as a percentage of the finance receivables portfolio as compared to fiscal 2016. Although such levels of past due loans declined during the second half of 2017, our finance receivables portfolio remains sensitive to changes in customers’ loan repayment patterns that could lead to increased credit losses. We believe the generally increasing levels of past due loans in the first half of fiscal 2017 were reflective of those experienced by the consumer finance industry as a whole. MCB took steps during fiscal 2017 to mitigate this increase through enhancements to collection efforts and changes in underwriting. We also made changes to our purchasing criteria. Until such improvements in past due loan levels are sustained, we believe it is appropriate to maintain the allowance for credit losses as a percentage of finance receivables at an elevated level relative to historical periods.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we do seek to maintain a positive, supportive relationship with the military community.

Sources of Income

We generate revenues primarily from interest income and fees earned on the finance receivables purchased from MCB, which include refinanced finance receivables. We also earn revenues from debt protection fees; however, effective September 15, 2016 MCB discontinued offering the debt protection product. Therefore, our debt protection revenues will be lower relative to historical levels as existing policies continue to run-off. For purposes of the following discussion, "revenues" means the sum of our finance income and debt protection fees.

The liability we establish for estimated losses related to our debt protection operations and the corresponding charges to our income to maintain this amount are actuarially evaluated annually and we consider this amount adequate. If our debt protection customers die, are injured, divorced, unexpectedly discharged or have not received their pay, we will have payment obligations if such debt protection products are still in-force on the affected finance receivables.

 Interest income and fees. Interest income and fees consist of interest and origination revenue earned on the consumer loans we own.  Our interest revenue is based on the risk adjusted interest rates charged to customers for loans that we purchase.  Interest rates vary by loan and are based on many factors, including the overall degree of credit risk assumed and the interest rates allowed in the state where the loan is originated.  Our interest income and fees comprised approximately 100% of our total revenues in fiscal 2017.

Non-interest income, net.  Non-interest income, net consists of revenue from debt protection income and related expenses.  Debt protection claims paid and claim adjustment expenses exceeded debt protection revenue in fiscal 2017.

Finance Receivables

Our finance receivables are comprised of loans purchased from MCB. The following table details the average loan balance and the number of loans that comprise our finance receivables as of and for the periods presented:

	As of and for the Years Ended September 30,
	2017	2016	2015

Finance receivables:
Gross finance receivables balance	$242,683,918	$280,947,049	$279,986,099
Average finance receivable balance	$3,703	$3,831	$3,383
Total interest income and fees	$75,091,754	$81,250,716	$76,627,499
Total number of finance receivables	65,541	73,340	82,765

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

The following table presents a three-year history of data relating to our net interest margin as of and for the periods presented.

	As of and for the Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)

Total finance receivables balance	$242,684	$280,947	$279,986
Average gross finance receivables (1)	255,952	279,350	254,849
Average interest bearing liabilities (1)	163,627	189,395	169,400
Total interest income and fees	75,092	81,251	76,627
Total interest expense	10,643	11,613	11,386

Percentage of interest income and fees to average gross finance receivables	29.3%	29.1%	30.1%
Percentage of interest expense to average interest bearing liabilities	6.5%	6.1%	6.7%
Percentage of net interest margin	25.2%	24.9%	25.6%

(1)  Averages are computed using month-end balances.

Results of Operations

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016.

Gross Finance Receivables.  Our gross finance receivables decreased 13.6% or $38.2 million, to $242.7 million on September 30, 2017 from $280.9 million on September 30, 2016. The decrease in finance receivables was due to reduced customer demand, borrowing base limitations during the first half of fiscal 2017 under our Credit Agreement limiting our ability to purchase loans from MCB, and underwriting and purchasing criteria changes made during the second and third quarters of fiscal 2017 intended to improve credit quality. See further discussion in the sections titled "Loan Acquisition" and "Liquidity and Capital Resources."

Interest Income and Fees.  Interest income and fees represented approximately 100% of our total revenue in fiscal years 2017 and 2016.  Interest income and fees decreased to $75.1 million in fiscal 2017 from $81.3 million in fiscal 2016, a decrease of $6.2 million or 7.6%.  This decrease in interest income was primarily due to a decrease in average gross finance receivables of 8.4%.

Interest Expense.  Interest expense in fiscal 2017 decreased 8.6% to $10.6 million compared to $11.6 million in fiscal 2016. The decrease was due to a decline in average interest bearing liabilities to $163.6 million, or 13.6%, during fiscal 2017 compared to $189.4 million during fiscal 2016.  The decline in average interest bearing liabilities was due to a reduction in gross finance receivables outstanding. The decrease in interest expense was partially offset by an increase in the weighted average interest rate of our interest bearing liabilities to 6.50% during fiscal 2017 compared to 6.13% during fiscal 2016. Due to the predominantly variable rate nature of our borrowings, our cost of funds percentage will increase as the level of market interest rates increases.

Provision for Credit Losses.  The provision for credit losses in fiscal 2017 increased to $35.1 million in fiscal 2017 from $31.1 million in fiscal 2016, an increase of $4.0 million or 12.9%.  The increase in the provision for credit losses was due to an increase in net charge-offs and delinquency in fiscal 2017 compared to fiscal 2016. Net charge-offs increased to $31.8 million in fiscal 2017 compared to $29.7 million in fiscal 2016, an increase of $2.1 million or 7.1%.  The net charge-off ratio increased to 12.4% in fiscal 2017 compared to 10.6% in fiscal 2016.  The increase in the net charge-off ratio was due to the $23.4 million or 8.4% decrease in average gross finance receivables and increase in net charge-offs during fiscal 2017. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Expense.  Non-interest expense in fiscal 2017 was $28.4 million compared to $33.1 million in fiscal 2016, a decrease of $4.7 million or 14.2%.  Non-interest expense during fiscal 2017 decreased due to a $2.3 million or 10.2% decrease in the monthly servicing fee to MCB compared to fiscal 2016, which is the result of an 8.4% decline in average gross finance receivables and a reduction in the annualized servicing fee rate to 6.8% on May 1, 2017 from 7.4%. Non-interest expense during fiscal 2017 also reflected a decrease of $1.6 million or 34.4% in the monthly special services fee to MCB compared to fiscal 2016 as a result of reduced marketing and business development services and a decrease in the special service fee markup percentage.

Provision for Income Taxes.  The Company’s effective tax rate was 35.9% in fiscal 2017 compared to 34.5% in fiscal 2016.  The increase is primarily driven by a shift in business income across states, resulting in an overall increase in state tax expense during fiscal 2017. See further discussion in "Consolidated Financial Statements - Note 5: Income Taxes."

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015.

Gross Finance Receivables. Our gross finance receivables increased 0.3% or $0.9 million, to $280.9 million on September 30, 2016 from $280.0 million on September 30, 2015, due primarily to $292.5 million in loan purchases during fiscal 2016. Our supplier of loans, MCB, saw a 10.3% or $33.6 million decrease in military loan originations during fiscal 2016 compared to fiscal 2015. The decrease in loan originations was due primarily to pricing and underwriting changes made in April 2015. In April 2015, MCB modified its lending criteria and scoring model to use credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. The Company similarly modified its purchasing guidelines to accept loans originated by MCB with the FICO Score 8 model with certain credit overlays. The roll out of the FICO Score 8 lending and scoring model in the third quarter of fiscal 2015 resulted in an initial 104.2% or $53.7 million increase in military loan purchases compared to the third quarter of fiscal 2014. The initial increase in loan purchases in fiscal 2015 related to the FICO Score 8 model normalized during fiscal 2016. The reduction in loan purchases in fiscal 2016 from underwriting changes was partially offset by a full year of loan production offices that were opened by MCB in fiscal 2015 and three loan production offices opened by MCB in fiscal 2016. See further discussion in the sections titled "Loan Acquisition" and "Liquidity and Capital Resources."

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

Provision for Credit Losses. The provision for credit losses increased to $31.1 million in fiscal 2016 from $25.2 million in fiscal 2015, an increase of $5.9 million or 23.4%. The increase in the provision for credit losses was due primarily to an increase in net charge-offs and delinquency in fiscal 2016 compared to fiscal 2015. Total finance receivables 60 days or more past due increased to $16.9 million for the fiscal year ended September 30, 2016 compared to $14.3 million for the fiscal year ended September 30, 2015. Net charge-offs increased to $29.7 million in fiscal 2016 compared to $28.1 million in fiscal 2015, an increase of $1.6 million or 5.7%. The net charge-off ratio decreased to 10.6% in fiscal 2016 compared to 11.0% in fiscal 2015. The decrease in the net charge-off ratio was due to the $24.6 million or 9.7% increase in average gross finance receivables during fiscal 2016, partially offset by the increase in net charge-offs. See further discussion in Credit Loss Experience and Provision for Credit Losses.

Non-Interest Expense. Non-interest expense in fiscal 2016 increased to $33.1 million compared to $31.2 million in fiscal 2015, an increase of $1.9 million or 6.1%. Non-interest expenses increased during fiscal 2016 due to an increase in management and record keeping services, resulting from an increase in the monthly servicing fee rate and a 0.3% increase in gross finance receivables during fiscal 2016 compared to fiscal 2015. Non-interest expense for fiscal 2015 included a non-recurring $2.3 million expense for a settlement with Fidelity Information Services, LLC and the write-off of previously capitalized consumer lending software development costs.

Provision for Income Taxes. The Company’s effective tax rate was 34.5% in fiscal 2016 compared to 40.3% in fiscal 2015. The decrease is primarily driven by the release of tax contingencies due to the lapse of applicable statute of limitations, and repricing deferred tax assets due to shifts in business income mix and state apportionment factors in fiscal 2016. The contingency release accounts for approximately 1.8% and the repricing of the deferred tax assets accounts for approximately 2.2% of the year over year decrease in the rate. There were no other factors that had a material impact on the change in the effective tax rate. See further discussion in "Consolidated Financial Statements -Note 5: Income Taxes."

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during fiscal 2017 or 2016 that have or are reasonably likely to have a current or future material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal. Our servicer, MCB, under our supervision, analyzes customer delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days. Recency delinquent finance receivables, 60 days or more past due, decreased to 4.5% at September 30, 2017 from 6.0% at September 30, 2016 and 5.1% at September 30, 2015. The decrease in recency delinquent finance receivables, 60 days or more past due, from September 30, 2016 is attributed to enhanced collection efforts by MCB, a stabilization of customer repayment patterns and an increase in charged-off delinquent accounts during fiscal 2017. Finance receivables charged-off were $36.3 million for fiscal 2017 compared to $34.2 million for fiscal 2016. Recency delinquent balances, 60 days or more past due, from customers separated from the military, decreased to $3.3 million at September 30, 2017 compared to $5.5 million at September 30, 2016.

The following table sets forth the three-year history of our delinquency experience for loans for which payments are 60 days or more past due, on a recency basis.

	As of September 30,
	2017	2016	2015
	(dollars in thousands)

Total finance receivables	$242,684	$280,947	$279,986
Total finance receivables balances 60 days or more past due	10,812	16,890	14,262
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	4.5%	6.0%	5.1%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivables portfolio. To estimate the allowance for credit losses, we utilize a statistical model based on potential credit risk trends incorporating historical factors. The model results and management’s judgment are used to estimate inherent losses in the finance receivables portfolio and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, customers’ loan repayment behavior, current or future military deployments and completion of military service prior to repayment of a loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term and that actual credit losses could be materially different from our estimates. See Part I, Item 1A. "Risk Factors.”

Charge-Off.  Our policy is to charge-off loans when a full payment has not been received for the preceding six calendar months and is 30 days contractually past due. From time to time, our customers remit several loan payments in advance of the payment due date, where the loan is contractually current, but recency past due. Charge-offs can occur due to deterioration in a customer's willingness or ability to repay when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments. When purchasing loans we cannot predict when or if a customer may depart from the military early. Accordingly, we cannot implement policies or procedures for MCB to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict if a customer will be subject to deployment at a duration or frequency that leads to a default on his or her loan.

Former Military.  As of September 30, 2017 and September 30, 2016, we had approximately $16.1 million or 6.6% of our total portfolio, and $17.4 million or 6.2% of our total portfolio, respectively, from customers who separated from the military prior to repaying their loan. Finance receivable net charge-offs from customers who separated from the military, were $11.3 million and represented 35.5% of net charge-offs in fiscal 2017 compared to $12.3 million and 41.4% in fiscal 2016.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables and net charge-offs as of and for the end of the periods presented. For additional information related to our allowance for credit losses, see "Note 2: Finance Receivables" in Notes to the Consolidated Financial Statements in Item 8 of this Report on Form 10-K.

	As of and for the Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)

Allowance as a percentage of total finance receivables	13.9%	10.8%	10.3%
Average gross finance receivables (1)	$255,952	$279,350	$254,849
Percentage of net charge-offs to average gross finance receivables	12.4%	10.6%	11.0%

(1)  Averages are computed using month-end balances and exclude any early allotment payments.

The allowance for credit losses at September 30, 2017 increased to $33.7 million from $30.4 million at September 30, 2016. The increase in the allowance for credit losses is due to an increase in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio. During the first half of fiscal 2017 we experienced elevated levels of past due loans as a percentage of the finance receivables portfolio as compared to fiscal 2016. Although such levels of past due loans declined during the second half of 2017, our finance receivables portfolio remains sensitive to changes in customers’ loan repayment patterns that could lead to increased credit losses. We believe the generally increasing levels of past due loans in the first half of fiscal 2017 were reflective of those experienced by the consumer finance industry as a whole. MCB took steps during fiscal 2017 to mitigate this increase through enhancements to collection efforts, along with changes in underwriting and we made changes to our purchasing criteria. Until such improvements in past due loan levels are sustained, we believe it is appropriate to maintain the allowance for credit losses as a percentage of finance receivables at an elevated level relative to historical periods.

Non-performing Assets

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) have not been received and accrued interest is limited to no more than 92 days. Loans that are 92 days past their contractual due date are deemed to be non-performing. As of September 30, 2017, we had $15.5 million in finance receivables that were non-performing, compared to $16.1 million in finance receivables as of September 30, 2016.

Loan Acquisition

Finance receivable growth is an important factor in determining our future revenues. We are dependent upon MCB to increase its originations and our having sufficient funding for our future growth. For fiscal 2017, finance receivables purchased (including refinancings) decreased to $222.9 million from $292.5 million in fiscal 2016, a decrease of $69.6 million or 23.8%.  The decrease in finance receivables purchased was due to reduced customer demand, borrowing base limitations under our Credit Agreement, and underwriting and purchasing criteria changes during the second and third quarters of fiscal 2017 intended to improve credit quality.

The following table sets forth the three-year history of our overall finance receivable purchases, including those refinanced:

	For the Years Ended September 30,
	2017	2016	2015

Finance receivables purchased:
Gross finance receivables balance	$222,898,279	$292,495,987	$326,125,123
Number of finance receivables	48,843	63,413	76,728
Average finance receivable amount at time of purchase	$4,564	$4,613	$4,250

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry. Our principal use of cash is to purchase consumer finance receivables from MCB and pay MCB for services performed under the LSMS. We use borrowings to fund the difference, if any, between the cash used to purchase finance receivables and pay operating expenses and the cash generated from loan repayments and operations. An increasing finance receivables portfolio balance generally leads to cash being used in investing activities. A decreasing finance receivables portfolio balance generally leads to cash provided by investing activities. Cash provided by investing activities in fiscal 2017 was approximately $4.7 million and cash used in financing activities was $49.4 million, which was funded from $40.6 million in operating activities.  Cash used in investing activities in fiscal 2016 was approximately $29.3 million and cash used in financing activities was $7.5 million, which was funded by operating activities of $40.5 million. Financing activities primarily consist of borrowing and repayments of debt incurred under our senior revolving credit facility.

The majority of our liquidity requirements are obtained through our senior revolving credit facility. Additional sources of funds may be generated through repayments of finance receivables, sales of subordinated debt and borrowings from MCFC. For additional information related to our borrowings, please see "Note 4: Borrowings" in Notes to the Consolidated Financial Statements in Item 8 of this Report on Form 10-K.

As of September 30, 2017, our credit facility had an 84.3% utilization, which may restrict our ability to purchase finance receivables in the future. As of September 30, 2017, we could request up to $21.4 million in additional funds and remain in compliance with the terms of the Credit Agreement. If we cannot secure new borrowings, or increase borrowing availability under our Credit Agreement, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

The following table sets forth a three-year history of the total borrowings and availability under the Credit Agreement as of September 30, 2017, September 30, 2016 and the Secured Senior Lending Agreement ("SSLA") as of September 30, 2015.

	As of and for the Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
Revolving credit line:
Total facility	$170,000	$170,000	$20,750
Gross balance, end of period	115,000	158,000	15,425
Maximum available credit (1)	55,000	12,000	5,325

Term notes:(2)
Voting banks	$—	$—	$142,442
Non-voting banks	—	—	280
Total facility	$—	$—	$142,722
Balance at end of period	—	—	138,428
Maximum available credit(1)	—	—	4,294

Total revolving and term notes:(2)
Voting banks	$—	$—	$163,192
Non-voting banks	—	—	280
Total facility	$—	$—	$163,472
Balance, end of period	115,000	158,000	153,853
Maximum available credit(1)	55,000	12,000	9,619
Credit facility available(3)	21,424	4,759	9,619
Percent utilization of voting banks(4)	—%	—%	94.1%
Percent utilization of the total facility	84.3%	97.1%	94.1%

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

(3)
Under the Credit Agreement and as of September 30, 2017 and September 30, 2016, credit facility available is limited by the borrowing base. Under the SSLA and as of September 30, 2015, credit facility available is based on the existing asset borrowing base and maintaining a senior indebtedness to consolidated net finance receivable ratio of 70.0%.

(4)	Voting banks is not an applicable concept under the Credit Agreement.

Off-Balance Sheet Arrangements. At September 30, 2017 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our shareholder, lenders and subordinated debt holders.

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

Critical Accounting Policies

General. Our accounting and reporting policies are in accordance with U.S. GAAP and conform to general practices within the consumer finance industry.  The significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1 to the Consolidated Financial Statements.  Critical accounting policies require management to make estimates and assumptions, which affect the reported amounts of assets, liabilities, income and expenses.  As a result, changes in these estimates and assumptions could significantly affect our financial position and results of operations.

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

We evaluate the finance receivable portfolio in connection with our quarterly estimate of the allowance for credit losses.  Our portfolio consists of a large number of relatively small, homogenous accounts.  No account is large enough to warrant individual evaluation for impairment.  We consider numerous qualitative and quantitative factors in estimating incurred losses in our finance receivable portfolio, including the following:

•	Historical credit losses and recovery experience;

•	Current economic conditions;

•	Current finance receivable delinquency trends; and

•	Demographics of the current finance receivable portfolio.

We also use several ratios to evaluate prior finance receivable loss and delinquency experience.  Each ratio is useful, but each has its limitations.  These ratios include:

•	Delinquency ratio — finance receivables 60 days or more past due, on a recency basis, as a percentage of finance receivables;

•	Allowance ratio — allowance for credit losses as a percentage of finance receivables;

•	Charge-off ratio — net charge-offs as a percentage of the average finance receivables (excluding any early allotment payments); and

•	Charge-off coverage — allowance for credit losses as a percentage of annualized net charge-offs.

We also exercise our judgment, based on our experience in the consumer finance industry, when determining the amount of the allowance for credit losses.  We consider this estimate to be a critical accounting estimate that affects our results of operations and financial condition.  See “Credit Loss Experience and Provision for Credit Losses.”

Contractual Obligations

We have the following contractual payment obligations under current financing arrangements as of September 30, 2017:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in thousands)
Total senior and subordinated debt (1)	$144,518	$910	$136,457	$4,969	$2,182
Interest expense on debt (2)	8,861	79	8,162	431	189

Total contractual cash obligations	$153,379	$989	$144,619	$5,400	$2,371

(1) Total senior and subordinated debt excludes unamortized debt acquisition costs of $0.6 million.

(2) Interest expense on debt is calculated using the weighted-average interest rate of 5.48% for revolving credit line debt and 8.67% for subordinated debt as of September 30, 2017.

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

For a discussion of new accounting pronouncement and their impact on the Company, see "Note 1: Nature of Operations and Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our interest income is generally not sensitive to fluctuations in market interest rates.  Our interest expense is generally sensitive to fluctuations in market interest rates. Our revolving credit line borrowings under our Credit Agreement can be divided into tranches, including (1) a loan that bears interest at prime plus 3.25% ("Base Rate") or (2) a loan that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). We are subject to interest rate sensitivity on our LIBOR and Base Rate borrowings.  As of September 30, 2017, $115.0 million of LIBOR borrowings were outstanding with an interest rate of 5.48%. As of September 30, 2017, there were no Base Rate borrowings. As a means of managing our exposure to rising interest rates, we have a $50.0 million notional interest rate cap agreement at September 30, 2017 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $97 thousand at September 30, 2017. Assuming $115.0 million in LIBOR annual average borrowings, a 50 basis point increase in the 30 day LIBOR index rate would increase annual interest expense approximately $0.6 million.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 and 2015

(WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT THEREON)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholder of
Pioneer Financial Services, Inc.
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. (the "Company") as of September 30, 2017 and 2016, and the related consolidated statements of operations and other comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pioneer Financial Services, Inc. as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 18, 2017

PIONEER FINANCIAL SERVICES, INC.
 CONSOLIDATED BALANCE SHEETS
 SEPTEMBER 30, 2017 AND 2016

	As of September 30,
	2017	2016
	(dollars in thousands)
ASSETS

Cash and cash equivalents	$7,235	$11,318
Gross finance receivables	242,684	280,947
Less:
Advanced finance receivable payments	(2,068)	(2,397)
Unearned fees, debt protection claims and policy reserves	(7,450)	(10,258)
Allowance for credit losses	(33,725)	(30,374)
Finance receivables, net	199,441	237,918

Furniture and equipment, net	4,114	3,530
Deferred tax asset, net	12,982	14,185
Prepaid and other assets	3,069	5,511

Total assets	$226,841	$272,462

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$114,447	$157,005
Subordinated debt, net	29,518	32,903
Accounts payable and other liabilities	5,639	3,819

Total liabilities	149,604	193,727

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	95,416	95,416
Retained deficit	(18,179)	(16,681)

Total stockholder’s equity	77,237	78,735

Total liabilities and stockholder’s equity	$226,841	$272,462

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

	Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)

Interest income and fees	$75,092	$81,251	$76,627

Interest expense	10,643	11,613	11,386

Net interest income before provision for credit losses	64,449	69,638	65,241
Provision for credit losses	35,140	31,128	25,185
Net interest income	29,309	38,510	40,056

Total non-interest (loss)/income, net	(302)	448	298

Non-interest expense
Management and record keeping services	24,033	28,684	21,848
Other operating expenses	4,333	4,445	9,315
Total non-interest expense	28,366	33,129	31,163

Income before income taxes	641	5,829	9,191
Provision for income taxes	230	2,011	3,702
Net income and other comprehensive income	$411	$3,818	$5,489

Net income and other comprehensive income per share, basic and diluted (1)	$411	$3,818	$5,489

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

	Total	Common Stock	Retained Deficit
	(dollars in thousands)

Balance September 30, 2014	$63,150	$86,394	$(23,244)

Capital contribution from parent	9,022	9,022	—
Net income and other comprehensive income	5,489	—	5,489
Dividends declared and paid to parent (1)	(2,270)	—	(2,270)

Balance September 30, 2015	$75,391	$95,416	$(20,025)

Net income and other comprehensive income	3,818	—	3,818
Dividends declared and paid to parent (1)	(474)	—	(474)

Balance September 30, 2016	$78,735	$95,416	$(16,681)

Net income and other comprehensive income	411	—	411
Dividends declared and paid to parent (1)	(1,909)	—	(1,909)

Balance September 30, 2017	$77,237	$95,416	$(18,179)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

	Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
Cash flows from operating activities:
Net income	$411	$3,818	$5,489
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,140	31,128	25,185
Consumer lending software expense	—	—	2,313
Depreciation and amortization	786	85	107
Deferred income taxes	1,203	766	5,718
Interest accrued on investment notes	1,145	2,014	2,539
Changes in:
Voluntary remediation payable	—	—	(13,178)
Accounts payable and other liabilities	1,820	(2,129)	(4,465)
Unearned debt protection fees	(2,316)	(82)	575
Prepaids and other assets	2,442	4,895	(1,184)

Net cash provided by operating activities	40,631	40,495	23,099

Cash flows from investing activities:
Finance receivables customer repayments, net of purchases from affiliate	5,653	(28,442)	(39,061)
Capital expenditures	(928)	(838)	(1,721)
Investments matured and sold	—	—	350

Net cash provided by/(used in) investing activities	4,725	(29,280)	(40,432)

Cash flows from financing activities:
Borrowings under lines of credit	22,000	248,073	136,280
Repayments under lines of credit	(65,000)	(106,493)	(120,855)
Proceeds from other borrowings	3,010	16,335	89,000
Repayment of other borrowings	(7,540)	(164,982)	(94,477)
Capital contribution from parent	—	—	9,022
Dividends paid to parent	(1,909)	(474)	(2,270)

Net cash (used in)/provided by financing activities	(49,439)	(7,541)	16,700

Net (decrease)/increase in cash and cash equivalents	(4,083)	3,674	(633)

Cash and cash equivalents, Beginning of year	11,318	7,644	8,277

Cash and cash equivalents, End of year	$7,235	$11,318	$7,644

Additional cash flow information:
Interest paid	$9,733	$10,320	$9,438
Income taxes (refunded)/paid	(1,936)	1,896	2,134
Fixed assets in accounts payable and other liabilities	—	—	985
See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016, AND 2015

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). The Company is a wholly owned subsidiary of MidCountry Financial Corp. ("MCFC" or "Parent"), a Georgia Corporation.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ judgments in determining the amount of our allowance for credit losses, deferred tax assets and liabilities and establishing the fair value of our financial instruments.  While the consolidated financial statements and footnotes reflect the best estimates and judgments at the time such estimates and judgments are made, actual results could differ from those estimates.

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  The Company purchases finance receivables from MidCountry Bank ("MCB"), a federally chartered savings bank and wholly owned subsidiary of MCFC. The Company and MCB are party to the Loan Sale and Master Services Agreement (the “LSMS Agreement”) under which MCB originates consumer loans via the internet to primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us. We have the exclusive right to purchase those loans that meet our purchasing criteria.  Also under the LSMS Agreement, MCB provides us with management and record keeping services.  The LSMS Agreement is further described in "Note 6:  Related Party Transactions."

Cash and Cash Equivalents

Our cash consists of checking and money market accounts.

Finance Receivables

Finance receivables are carried at amortized cost and are adjusted for unamortized direct origination fees and reduced for unearned merchant discounts, allowances for credit losses, debt protection reserves, advanced finance receivable payments and unearned fees. Debt protection reserves and unearned fees applicable to credit risk on finance receivables are treated as a reduction of finance receivables in the consolidated balance sheet since the payments on such policies generally are used to reduce outstanding receivables.

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

Revenue Recognition

Interest Income on Finance Receivables

Interest income on finance receivables is recognized as revenue on an accrual basis using the effective yield method.  The deferred fees, net of costs, are accreted into income using the effective yield method over the estimated life of the finance receivable.  If a finance receivable, net of costs, liquidates before accretion is completed, we charge or credit any unaccreted net deferred fees or costs to income at the date of liquidation.  The accrual of interest income is suspended when three full (95% or more of the contracted payment amount) payments have not been received and accrued interest is limited to no more than 92 days.

Debt Protection

MCB historically sold a debt protection feature providing life, accident and health protection along with other exclusive coverages that were unique to our customers. Under a Services Agreement by and among us, MCB and a third-party insurance company, we assumed from MCB all risks on debt protection contracts sold in connection with finance receivables purchased from MCB.  Unearned fees and premiums are recognized as non-interest income over the period of risk in proportion to the amount of debt protection provided. On September 15, 2016, MCB ceased offering the debt protection feature on new loans.

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
The Company’s operations are included in the consolidated federal income tax return of MCFC, and various combined state income tax returns. Income taxes are paid to or refunded by MCFC pursuant to the terms of a tax-sharing agreement under which taxes approximate the amount that would have been computed on a separate company basis. The Company receives a benefit at the federal and state rate in the current year for net losses incurred in that year to the extent losses can be utilized in the consolidated federal income tax return or combined state income tax return of MCFC. In the event MCFC incurs a consolidated net loss in the current or future years, income tax incurred in the current and prior years may be available for recoupment by the Company.
In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the ability to realize the future benefits indicated by such asset is required. A valuation allowance is provided for a portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings, and tax planning strategies.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  This standard provides guidance on the recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance is effective for annual reporting periods beginning after December 15, 2017, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, the Company does not expect this standard to have a material impact on its financial position or results of operations. The Company is evaluating the standard’s impact on its financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard requires an entity that enters into a lease, with some specified scope exemptions, to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Upon adoption, entities are required to use a modified retrospective transition method for existing leases, which approach requires the application of the standard at the beginning of the earliest comparative period presented in the year of adoption. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018. The Company currently has cross functional teams collecting information to assess the impact of ASU 2016-02 on its financial position, results of operations and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This standard sets forth a “current expected credit loss” model which, when adopted, will require the Company to measure expected lifetime credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost as well as certain off-balance sheet credit exposures. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019. The Company currently has cross functional teams collecting information to assess the impact of this standard on its financial position, results of operations and disclosures.

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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel. During fiscal 2017, we purchased $222.9 million of loans from MCB compared to $292.5 million during fiscal 2016.  Approximately 45.4% of the amount of loans we purchased in fiscal 2017 were refinancings of outstanding loans compared to 39.7% during fiscal 2016.

In the normal course of business, we receive a portion of customer loan payments through the Federal Government Allotment System ("Allotment") on the first day of each month. If the first day of the month falls on a weekend or holiday, Allotment payments are received on the last business day of the preceding month.  On September 30, 2017, we collected $3.5 million in customer loan payments in advance of the payment due date of October 1, 2017. Allotment payments are reflected on the balance sheet as advanced finance receivable payments and as a reduction of net finance receivables of $2.1 million and the corresponding accrued interest receivable of $1.4 million.  On September 30, 2016, we collected $4.0 million in customer loan Allotment payments in advance of the payment due date of October 1, 2016. Allotment payments are reflected on the balance sheet as advanced finance receivable payments and as a reduction of net finance receivables of $2.4 million and the corresponding accrued interest receivable of $1.6 million.

The following table represents our finance receivables for the periods presented:

	As of September 30,
	2017	2016
	(dollars in thousands)
Finance Receivables:
Gross finance receivables	$242,684	$280,947

Less:		0
Advanced finance receivable payments	(2,068)	(2,397)
Gross finance receivables less advanced finance receivable payments	240,616	278,550

Less:
Net deferred loan fees	(5,949)	(6,271)
Unearned debt protection fees	(859)	(3,175)
Debt protection claims and policy reserves	(642)	(812)
Total unearned fees, debt protection claims and policy reserves	(7,450)	(10,258)

Finance receivables - net of unearned fees, debt protection claims and policy reserves	233,166	268,292

Allowance for credit losses	(33,725)	(30,374)

Net finance receivables	$199,441	$237,918

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the years presented:

	As of and for the Years Ended September 30,
	2017	2016
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$30,374	$28,957
Finance receivables charged-off	(36,271)	(34,227)
Recoveries	4,482	4,516
Provision for credit losses	35,140	31,128
Balance, end of period	$33,725	$30,374

Finance receivables:	242,684	280,947
Allowance for credit losses	(33,725)	(30,374)
Balance, net of allowance	$208,959	$250,573

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) have not been received. Accrued and uncollected interest is limited to no more than 92 days. The Company has experience with customers periodically missing payments during times of financial hardship; however, these missed payments do not necessarily render loans uncollectible. Non-accrual status, therefore, does not equate to a determination that a loan is uncollectible. Accordingly, payments received from a customer on a non-accrual loan may be recognized as interest income. Non-performing loans represent those finance receivables where the accrual of interest income has been suspended. As of September 30, 2017, we had $15.5 million in non-performing loans, compared to $16.1 million of non-performing loans as of September 30, 2016. As of September 30, 2017 and September 30, 2016, we had $0.9 million and $1.0 million, respectively, in accrued interest for non-performing loans.

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

	As of September 30,
	2017	2016
	(dollars in thousands)

Gross finance receivables	$242,684	$280,947
Performing	227,167	264,834
Non-performing	15,517	16,113
Non-performing finance receivables as a percent of gross finance receivables	6.39%	5.74%

As of September 30, 2017, and 2016, past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Financing Receivables
	Balance at September 30, 2017
	60-89 Days Past Due	90-180 Days Past Due	Total 60-180 Days Past Due	0-59 Days Past Due	Total Finance Receivables
	(dollars in thousands)

Finance receivables	$2,485	$8,327	$10,812	$231,872	$242,684

	Age Analysis of Past Due Financing Receivables
	Balance at September 30, 2016
	60-89 Days Past Due	90-180 Days Past Due	Total 60-180 Days Past Due	0-59 Days Past Due	Total Finance Receivables

	(dollars in thousands)

Finance receivables	$5,966	$10,924	$16,890	$264,057	$280,947

Additionally, we employ purchasing criteria, developed from our past customer repayment experience. The purchasing criteria are periodically evaluated based on current portfolio performance. These criteria require the following:

•	At the time of loan origination, customers are primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential customers must complete standardized online credit applications; and

•	All loans must meet additional purchase criteria developed from our past loan repayment experience, which is periodically revalidated based on current portfolio performance.

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

Activity in the liability for unpaid claims and claim adjustment expenses for the debt protection product are summarized as follows:

	As of and for the Years ended September 30,
	2017	2016	2015
	(dollars in thousands)

Balance, beginning of year	$812	$1,291	$2,196
Claim amount incurred	1,187	1,005	1,214
Claim amount paid	(1,357)	(1,484)	(2,119)
Balance, end of year	$642	$812	$1,291

NOTE 3: FURNITURE AND EQUIPMENT

Cost and accumulated depreciation of furniture and equipment at September 30, 2017 and 2016 is as follows:

	As of September 30,
	2017	2016
	(dollars in thousands)

Computer software	$2,633	$2,633
Work in process	3,510	2,582
	6,143	5,215

Less accumulated depreciation	(2,029)	(1,685)

Furniture and equipment - net	$4,114	$3,530

Depreciation expense was $0.3 million for the year ended September 30, 2017, $0.1 million for the year ended September 30, 2016 and $0.2 million for the year ended September 30, 2015.

As of September 30, 2017, the Company had $3.5 million in capitalized work in process related to the development of a new consumer lending software platform.

In fiscal 2015, the Company made a one-time payment to Fidelity Information Services, LLC ("FIS") of $3.2 million for the termination of the Company's relationship with FIS. The Company recorded a $2.3 million expense in fiscal 2015, which included $1.2 million for the termination of the Company's relationship with FIS and $1.1 million to write-off previously capitalized consumer lending software development costs.

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

Borrowing availability under the revolving credit facility is limited to eligible receivables (the "Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of September 30, 2017 and September 30, 2016, the Company's Borrowing Base and available revolving credit line was $136.4 million and $162.8 million, respectively. Outstanding LIBOR borrowings under the Credit Agreement at September 30, 2017 were $115.0 million bearing an interest rate of 5.48%. There were no Base Rate borrowings at September 30, 2017. Outstanding borrowings under the Credit Agreement at September 30, 2016 were $158.0 million bearing a weighted average interest rate of 4.94%. Of the $158.0 million outstanding at September 30, 2016, $145.0 million were LIBOR borrowings with a 4.78% interest rate while the remaining $13.0 million comprised Base Rate borrowings with a 6.75% interest rate. In addition, we are paying the Lenders a 50 basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In fiscal year 2017 and 2016 non-use fees were $167 thousand and $205 thousand, respectively.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at September 30, 2017 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $97 thousand and $174 thousand at September 30, 2017 and September 30, 2016, respectively.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company, and will terminate on December 21, 2018 or earlier, if certain events occur, as noted below.

Under the Credit Agreement, we are subject to certain covenants that require, among other things, we maintain specific financial ratios, satisfy certain financial tests and maintain a minimum allowance for credit losses in relation to net charge-offs. There are also certain restrictions on the amount and timing of dividends we may pay. These covenants and other terms, which if not complied with, could result in a default under the Credit Agreement. If a default under the Credit Agreement is not waived by the Lenders, it could result in the acceleration of the indebtedness evidenced by the Credit Agreement.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. Pursuant to the MOU, the Company's senior borrowings are limited to $170.6 million, without prior approval from MCFC's primary federal regulator.

Subordinated Debt

Investment Notes

We have subordinated borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $19.7 million at September 30, 2017, and $25.6 million at September 30, 2016.  These investment notes are nonredeemable by the holders before maturity, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $51,097 and $49,646, with a weighted average interest rate of 9.20% and 9.09% at September 30, 2017 and September 30, 2016, respectively.

Subordinated Debentures

At September 30, 2017 and September 30, 2016, the Company had subordinated debentures outstanding of $9.8 million and $7.3 million, respectively. The debentures have maturities at issuance ranging from one to four years and bear interest rates of 5.5%, 6.5%, 7.5% and 8.0%, at September 30, 2017 and September 30, 2016. The average subordinated debenture payable was $78,360 and $75,619, with a weighted average interest rate of 7.60% and 7.36% at September 30, 2017 and September 30, 2016, respectively.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC. Funding on this line of credit is provided as needed at our discretion, dependent upon the availability of funds from MCFC and is due upon demand. Interest on borrowings is payable monthly and is based on prime or 5.0%, whichever is greater. As of September 30, 2017 and September 30, 2016 the outstanding balance under this line of credit was zero.

Under MCFC's MOU, the Company's subordinated borrowings may not exceed $44.0 million, without prior approval from the Federal Reserve.

Contractual Maturities

A summary of contractual maturities for the revolving credit line and subordinated debt as of September 30, 2017 is as follows. The revolving credit line maturities exclude unamortized debt issuance costs of $0.6 million.

Year Ending September 30,	Revolving Credit Line - Banks	Subordinated Debt	Total
	(dollars in thousands)
2018	$—	$910	$910
2019	115,000	5,464	120,464
2020	—	5,506	5,506
2021	—	10,487	10,487
2022	—	4,969	4,969
2023 and beyond	—	2,182	2,182
Total	$115,000	$29,518	$144,518

NOTE 5: INCOME TAXES

The provision for income taxes for the years ended September 30, 2017, 2016, and 2015, consisted of the following:

	For the Year Ended September 30, 2017
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$(939)	$(34)	$—	$(973)
Deferred	1,162	43	(2)	1,203
Total	$223	$9	$(2)	$230

	For the Year Ended September 30, 2016
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$1,368	$(123)	$—	$1,245
Deferred	666	97	3	766
Total	$2,034	$(26)	$3	$2,011

	For the Year Ended September 30, 2015
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$(1,378)	$(638)	$—	$(2,016)
Deferred	4,739	973	6	5,718
Total	$3,361	$335	$6	$3,702

The actual income tax expense for fiscal years 2017, 2016, and 2015 differs from the computed ‘expected’ income tax expense (benefit) for those years (computed by applying the currently applicable consolidated United States federal corporate tax rates of 35%, to income before income taxes) as follows:

	For the Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
Computed ‘expected’ income tax expense	$224	$2,040	$3,217
State tax (net of federal tax benefit)	21	36	567
Other, net	(15)	(65)	(82)
Total	$230	$2,011	$3,702

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2017 and 2016, are presented below:

	As of September 30,
	2017	2016
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$12,220	$11,010
Unearned insurance reserves	424	2,400
Accrued expenses	126	575
State net operating losses and credits	43	44
Other	418	464
Total deferred tax assets	13,231	14,493
Valuation allowance	(39)	(41)
Deferred tax assets, net of valuation allowance	13,192	14,452

Deferred tax liabilities:
Depreciation	120	188
Other	90	79
Total deferred tax liabilities	210	267

Net deferred tax assets	$12,982	$14,185

As of September 30, 2017, the Company had state net operating loss carry forwards of approximately $1.0 million.  The net operating loss carry forwards expire between 2024 and 2036.

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
The Company is included in the consolidated federal income tax return and, for certain states, combined state tax returns of its Parent. Under the benefits-for-loss approach, net operating losses and other tax attributes of the Company are characterized as realized when utilized by the Parent. Therefore, recognition of deferred tax assets is based on all available evidence as it relates to both the Parent and the Company. The Company is party to a tax sharing agreement with its Parent that will reimburse it for any losses utilized in the Parent’s consolidated tax returns. As a result, management believes it is more likely than not that the Company will realize the benefits of those deductible differences based on the Parent’s historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, with the exception of certain state differences. Accordingly, at September 30, 2017 and 2016, the Company recorded a valuation allowance on these deferred tax assets of $39 thousand and $41 thousand, respectively.

As of September 30, 2017, 2016 and 2015, the reserve for uncertain tax positions was $35 thousand, $43 thousand, and $201 thousand respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheet. Reversal of interest and penalties calculated as a result of uncertain tax positions of approximately $1 thousand, $91 thousand and $68 thousand for the years ended September 30, 2017, 2016, and 2015 respectively, were recorded as a component of income tax expense.

A reconciliation of unrecognized tax benefits for fiscal year 2017, 2016 and 2015 is as follows:

	As of and for the Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
Balance, beginning of year	$41	$108	$309
Increase in tax positions taken in current periods	8	10	7
Increase in tax positions taken in prior periods	—	—	1
Decrease in tax positions taken in prior periods	(1)	—	(159)
Decrease due to lapse of applicable statute of limitations	(15)	(77)	(50)
Balance, end of year	$33	$41	$108

The Company does not believe a significant increase or decrease in the balances applicable to uncertain tax positions will occur in the next twelve months.

The Parent’s consolidated federal income tax returns are open and subject to examination by the Internal Revenue Service for the tax year ended September 30, 2014 and later. The Parent and its subsidiaries’ state returns are generally open and subject to examinations for the tax year ended September 30, 2013 for major state jurisdictions. The Company does not believe any adjustments that may result from any examinations related to these tax years will be material to the Company.

NOTE 6:  RELATED PARTY TRANSACTIONS

On December 23, 2015, we entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement, as amended ("LSMS Agreement") with MCB. Under the LSMS Agreement, we buy certain loans that MCB originates and receive ongoing record keeping services from MCB. We also receive certain management and other administrative services from MCFC. The following table represents the related party transactions associated with the LSMS Agreement and other related party transactions for the periods presented.

	For the Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
Loan purchases:
Loans purchased from MCB, net	$113,582	$164,909	$194,519

Management and record keeping services:
Servicing fee paid to MCB (1)	$20,250	$22,557	$15,746
Special services fee paid to MCB (2)	3,126	4,767	4,836
Base fee paid to MCB (3)	500	500	500
Indirect cost allocation fees paid to MCFC	157	860	766
Total management and record keeping services	$24,033	$28,684	$21,848

Other transactions:
Capital contribution from MCFC	$—	$—	$(9,022)
Fees paid to MCB in connection with loans purchased (4)	1,273	1,585	1,995
Tax (refunds)/payments (from)/to MCFC	(1,936)	1,896	2,134
Dividends paid to MCFC	1,909	474	2,270
Direct cost allocations paid to MCFC	1,125	1,374	1,054
Other reimbursements to MCB	—	—	1,650

(1) Effective May 1, 2017, the servicing fee paid to MCB is 0.567% per month of the outstanding loan principal under the LSMS Agreement. Prior to May 1, 2017 and for fiscal year 2016, the servicing fee paid to MCB was 0.617% per month of the outstanding loan principal. The servicing fee paid to MCB was 0.496% per month of the outstanding loan principal for fiscal year 2015. The monthly collections fee was 34% of amounts collected on charged-off accounts for fiscal years 2017 and 2016.
Effective October 1, 2017 the servicing paid to MCB is 0.604% per month of the outstanding loan principal and monthly collections fee is 46% of amounts collected on charged-off accounts.
(2) Effective March 1, 2017, fees for special services under the LSMS Agreement are at a rate of 115% of the cost of such services incurred by MCB. Prior to March 1, 2017, fees for special services were at a rate of 125% of the cost of such services incurred by MCB. Effective October 1, 2017, fees for special services are at a rate of 125% of the cost of such services incurred by MCB.
(3) The annual base fee is $500,000 and payable monthly to MCB.
(4) Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs. Prior to April 1, 2017, and for fiscal year 2016 we paid a $25.00 fee for each loan purchased from MCB. The loan origination fee was $26.00 for each loan purchased from MCB for fiscal year 2015.

NOTE 7: LITIGATION

We are subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions is not expected to have a material adverse effect on our financial position, results of operations or cash flow.

NOTE 8: DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

During fiscal years ended September 30, 2017 and September 30, 2016 there were no significant transfers into or out of Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents — The carrying value approximates fair value due to the liquid nature of these instruments.

Finance Receivables — The fair value of finance receivables is estimated by discounting the receivables using current interest rates at which similar finance receivables would be made to customers with similar credit ratings and for the same remaining maturities as of the balance sheet date. In addition, the best estimate of losses inherent in the portfolio is deducted when computing the estimated fair value of finance receivables. If the Company’s finance receivables were measured at fair value in the financial statements these finance receivables would be classified as Level 3 in the fair value hierarchy.

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

The carrying amounts and estimated fair values of our financial instruments as of September 30, 2017 and 2016 are as follows:

`	As of September 30, 2017		As of September 30, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$7,235	$7,235	$11,318	$11,318
Finance receivables, net	199,441	196,456	237,918	237,974

Financial liabilities:
Revolving credit line - banks, net	114,447	114,447	157,005	157,005
Subordinated debt, net	29,518	31,527	32,903	35,921

NOTE 9: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Year ended September 30, 2017:
Interest income and fees	$20,022	$18,671	$17,986	$18,413
Net interest income	7,488	744	9,444	11,633
Income/(loss) before income taxes	42	(6,490)	2,759	4,330
Net income/(loss)	23	(4,183)	1,752	2,819

Year ended September 30, 2016:
Interest income and fees	$21,064	$20,129	$19,703	$20,355
Net interest income	11,615	7,993	8,416	10,486
Income before income taxes	3,080	81	147	2,521
Net income	1,948	38	72	1,760

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

There were no changes in our internal controls over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of the fiscal year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2017.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in establishing our control environment. Based on these criteria and our assessment, we have determined that, as of September 30, 2017, our internal control over financial reporting was effective.

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

/s/ Timothy L. Stanley
Timothy L. Stanley
Chief Executive Officer
(Principal Executive Officer)

/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer
(Principal Financial Officer)

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers.

Name	Age	Position

Timothy L. Stanley	59	Chief Executive Officer and Vice Chairman of the Board
Pamela D. Johnson	56	Chief Financial Officer
Robert F. Hatcher	75	Chairman of the Board
Alison N. LaBruyere	42	Director

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

Pamela D. Johnson- Ms. Johnson is the Chief Financial Officer of Heights Finance Corporation (“Heights”), an affiliate of the Company. Ms. Johnson joined Heights in December 2010. She holds a Bachelor and Master’s degree from Western Illinois University and has been a Certified Public Accountant since 1983. She began her career with KPMG Peat Marwick, after which she spent nine years in the financial services as a Division Vice President at First of America Bank. For 10 years prior to joining Heights, Ms. Johnson served as Chief Financial Officer at Lincoln Office overseeing accounting, information technology, human resources, administration, and customer service, as well as maintaining financial relationships with two Fortune 100 companies. In addition, she has been Chief Financial Officer of a printing company, Controller for the eighth largest direct-mail marketing firm in the United States, and Chief Financial Officer for a large technology consulting firm.

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

ITEM 11.                                         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to our Principal Executive Officer (referred to in this CD&A as our “Chief Executive Officer”), Principal Financial Officer (referred to in this CD&A as our “Chief Financial Officer”) and other executive officers for all services rendered by these officers in all capacities to us during fiscal year 2017.  Timothy Stanley serves as our Chief Executive Officer and is an employee of MCFC. Mr. Stanley provided less than 50% of his services to us. Pamela D. Johnson serves as our Chief Financial Officer. Ms. Johnson is an employee of Heights and provided approximately 50% of her services to us during fiscal year 2017.  All compensation for the named and other executive officers is paid by MCFC or Heights in the case of Ms. Johnson. As disclosed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations,” we pay MCB and MCFC various fees for the services provided to us. The compensation for the Chief Executive Officer is reviewed by the MCFC Compensation Committee.  For fiscal 2017, the compensation of the Chief Financial Officer and Chief Administrative Officer, who resigned his position with the Company effective March 29, 2017, was reviewed by the Chief Executive Officer of the Company.

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

Compensation Philosophy

MCFC is a privately held company and its primary concerns are providing value for its shareholders and meeting the obligations of its subsidiary’s debt holders, including our subordinated debt holders.  Accordingly, the guiding compensation philosophy of the MCFC Compensation Committee is to establish a compensation program for MCFC and its subsidiaries that will enable the attraction, development, and retention of key executives and employees who are motivated to achieve excellent corporate performance, strong results of operations and cash flows and sustained long-term shareholder value.  Furthermore, the pay practices in place at MCFC do not encourage employees to take inappropriate or excessive risks that would be potentially detrimental to our financial or operating results, our cash flow, our profits and the interests of our investment note holders.

Program Elements

Our executive compensation program is composed of base salary, annual incentive compensation and long-term incentive compensation.  Compensation paid to Mr. Stanley is paid by MCFC while compensation paid to Ms. Johnson is paid by Heights. We reimburse MCFC and Heights for the portion of executive compensation attributable to their services provided to us. The following table outlines the total compensation awarded to our named executive officers for services provided to us in any capacity for the periods presented.
.

Total Compensation

Name and Principal Position	Year	Base Salary	Bonus	Annual Incentive (1)	Restricted Stock Units	All Other Compensation	Total Annual Compensation

Timothy L. Stanley
Chief Executive Officer	2017	$102,692	$30,000	$19,444	$97,402	$1,053	$250,591
	2016	101,673	30,000	318,299	98,103	9,524	557,599
	2015	92,058	79,066	79,575	94,160	7,922	352,781

Pamela D. Johnson (2)
Chief Financial Officer	2017	$89,519	$—	$4,390	$2,174	$1,672	$97,755
	2016	44,769	—	—	—	932	45,701

Gary McQuain (3)
Chief Administrative Officer	2017	$32,977	$—	$2,235	$—	$—	$35,212
	2016	46,558	—	—	—	—	46,558

(1) Annual incentives are generally paid in the subsequent fiscal year. In addition, 20% of Mr. Stanley’s incentive is deferred and paid in two annual installments in December of the two following years. The amount shown is the full amount for the fiscal year although 20% of it is deferred.
(2) Ms. Johnson was appointed Chief Financial Officer on January 7, 2016.
(3) Mr. McQuain resigned from his position as Chief Administrative Officer on March 29, 2017.

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

All executive officers are eligible for an annual merit increase to base salary, effective January 1, based primarily on performance of job responsibilities and accomplishment of predetermined performance objectives.  Job accomplishments are measured by a written performance appraisal that includes evaluating the key responsibilities of the position using five levels of defined performance ratings culminating in an overall job performance rating. The Chief Executive Officer of PFSI evaluates the Chief Financial Officer's performance. The Chief Executive Officer's performance is evaluated by the MCFC Compensation Committee.

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

Incentive and Retention Plan Awards

Generally, incentives are determined by the MCFC Compensation Committee and based upon meeting various financial and performance target metrics. For fiscal year 2017, certain performance metrics were below minimum performance thresholds and others exceeded the maximum threshold. Total incentive payments for fiscal year 2017 were between the minimum and target thresholds.

Long Term Incentive Awards

MCFC provides our executive officers with a Long Term Incentive Plan (“LTIP”) with annual grants of MCFC restricted stock units to officers based on the earned annual cash incentive, if one is earned.  The MCFC restricted stock units generally vest 40% on the third anniversary of the grant date, 30% on the fourth anniversary of the grant date and 30% on the fifth anniversary of the grant date. On September 27, 2017, the MCFC Compensation Committee determined that beginning with annual grants based on the earned annual cash incentive for fiscal 2018, MCFC will cease awarding MCFC restricted stock units under MCFC’s 2012 Stock Incentive Plan.

The following table provides information concerning options exercised and restricted stock units vested during the year ended September 30, 2017, for each of our named executive officers.

Option Exercises and Restricted Stock Vested

	Option Awards		Restricted Stock Units
Name	Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired	Value Realized on Vesting ($)
Timothy L. Stanley
February 1, 2017	—	$—	18,239	$94,844
December 1, 2016	—	—	492	2,558
February 1, 2016 (1)	—	—	16,423	91,643
December 1, 2015	—	—	1,164	6,460
December 1, 2014	—	—	21,400	94,160

Pamela D. Johnson
February 1, 2017	—	$—	349	$1,812
December 1, 2016	—	—	70	361

(1) This award was a one-time special grant made to Mr. Stanley in February 2016. This award was not considered part of the annual LTIP incentive to which he was entitled. The vesting schedule of this special grant is 40% on the award date, 30% on the first anniversary and the remaining 30% on the second anniversary.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code provides guidance on the deductibility of compensation paid to our five highest paid officers. Historically, MCFC has taken the necessary actions to ensure the deductibility of payments under its annual and long-term performance incentive compensation plans. MCFC also intends to take the actions necessary to maintain the future deductibility of payments and awards under these programs.

Conclusion

We are satisfied that the base salary, annual incentive plan and long-term incentive plan provided to our named executive officers by Heights and MCFC are structured to foster a performance-oriented culture.  They create strong alignment with the long-term best interests of our shareholder and note holders.  Compensation levels are reasonable in light of services provided, executive performance, and our performance and industry practices.  Furthermore, the pay practices we have in place do not encourage employees to take inappropriate or excessive risks that would be potentially detrimental to our financial or operating results, our cash flow, our profits and the interests of our investment note holders.

Potential payments upon termination

Under the employment agreement between Timothy L. Stanley and MCFC, if Mr. Stanley were to be terminated by the Company without cause or by Mr. Stanley with good reason as of September 30, 2017, Mr. Stanley would be entitled to payments as stipulated in the terms of his signed employment agreement, as follows.

Severance Benefits

	Average Base Salary (1)	Average Annual Incentive	Total

Timothy L. Stanley	$98,808	$42,866	$141,674

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

Mr. Stanley has an employment agreement that in the event of disability, as defined in that agreement, he would be eligible to receive his then current base salary for a period of up to one year. Such payments will be offset by any payments from any MCFC sponsored disability plan or insurance. No severance payment is provided for any of the executive officers in the event of death or retirement.  Assuming the employment of our named executive officers were to be terminated due to death, disability or retirement after attaining age 65, restricted stock unit awards would automatically vest.  If employment of the named executive officer is terminated because of death or disability, stock options may be exercised to the extent exercisable on the termination date.  In the case of retirement after attaining age 65, stock options and restricted stock units would become fully exercisable or vested, respectively, on the termination date.  Upon all other terminations, the amounts in the AIP and LTIP would be forfeited.

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

By: Alison N. LaBruyere and Timothy L. Stanley.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As previously stated, the members of the Board are Timothy L. Stanley, Alison N. LaBruyere and Robert F. Hatcher.  Mr. Stanley and Ms. LaBruyere were employees of MCFC during the fiscal year. Mr. Stanley, our Chief Executive Officer, and Ms. LaBruyere were both members of the Compensation Committee during fiscal 2017. During the past three fiscal years, none of our executive officers served on the MCFC Compensation Committee or any compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on the MCFC Compensation Committee.

ITEM 12.                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2017, MCFC, a Georgia corporation, owned one share of our common stock, which constitutes our only outstanding and issued share of common stock.  We have no other class of capital stock authorized. The address of MCFC is 201 Second Street, Suite 950, Macon, Georgia 31201.  MCFC has sole voting and investment power with respect to the share of our common stock set forth above.  Neither our directors nor any of our executive officers own any shares of our common stock.

ITEM 13.                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 23, 2015, we entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement, as amended (LSMS Agreement) with MCB. Under the LSMS Agreement, we buy certain loans that MCB originates and receive ongoing management and record keeping services from MCB. We also receive certain management and other administrative services from MCFC. The following table represents the related party transactions associated with the LSMS Agreement and other related party transactions for the periods presented.

	For the Years Ended September 30,
	2017	2016	2015
	(dollars in thousands)
Loan purchases:
Loans purchased from MCB, net	$113,582	$164,909	$194,519

Management and record keeping services:
Servicing fee paid to MCB (1)	$20,250	$22,557	$15,746
Special services fee paid to MCB (2)	3,126	4,767	4,836
Base fee paid to MCB (3)	500	500	500
Indirect cost allocation fees paid to MCFC	157	860	766
Total management and record keeping services	$24,033	$28,684	$21,848

Other transactions:
Capital contribution from MCFC	$—	$—	$(9,022)
Fees paid to MCB in connection with loans purchased (4)	1,273	1,585	1,995
Tax (refunds)/payments (from)/to MCFC	(1,936)	1,896	2,134
Dividends paid to MCFC	1,909	474	2,270
Direct cost allocations paid to MCFC	1,125	1,374	1,054
Other reimbursements to MCB	—	—	1,650

(1) Effective May 1, 2017, the servicing fee paid to MCB is 0.567% per month of the outstanding loan principal under the LSMS Agreement. Prior to May 1, 2017 and for fiscal year 2016, the servicing fee paid to MCB was 0.617% per month of the outstanding loan principal. The servicing fee paid to MCB was 0.496% per month of the outstanding loan principal for fiscal year 2015. The monthly collections fee was 34% of amounts collected on charged-off accounts for fiscal years 2017 and 2016.
Effective October 1, 2017 the servicing paid to MCB is 0.604% per month of the outstanding loan principal and monthly collections fee is 46% of amounts collected on charged-off accounts.
(2) Effective March 1, 2017, fees for special services under the LSMS Agreement are at a rate of 115% of the cost of such services incurred by MCB. Prior to March 1, 2017, fees for special services were at a rate of 125% of the cost of such services incurred by MCB. Effective October 1, 2017, fees for special services are at a rate of 125% of the cost of such services incurred by MCB.
(3) The annual base fee is $500,000 and payable monthly to MCB.
(4) Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs. Prior to April 1, 2017, and for fiscal year 2016 we paid a $25.00 fee for each loan purchased from MCB. The loan origination fee was $26.00 for each loan purchased from MCB for fiscal year 2015.

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

Director Independence

On September 30, 2017, our Board consisted of the following three persons: Timothy L. Stanley, Alison N. LaBruyere and Robert F. Hatcher.  As each of these individuals is an executive officer of PFSI and/or an officer of MCFC, our Board has determined that none of these individuals are independent, as the term is defined under the listing standards of the NASDAQ Global Select Market. Our only outstanding share of common stock is held by MCFC and neither our common stock nor investment notes are listed on any national exchange stock. Therefore, our Company is a “controlled company” and may rely on NASDAQ Rules 5605(b)(1) and 5615(c)(2) as an exemption to the requirement that a majority of the Board members be independent, pursuant to Item 407(a)(1)(ii) of Regulation S-K. None of the members of our Board sit on the board of directors of any public company.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Report of the Audit Committee

In fulfilling its oversight responsibilities, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, reviewed and discussed the audited consolidated financial statements for fiscal year 2017 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 16, (Communication with Audit Committees), as adopted by the Public Company Accounting Oversight Board.

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

Based on these reviews and discussions, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, has recommended that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended September 30, 2017 for filing with the U.S. Securities and Exchange Commission.

By the Audit Committee:

/s/ Timothy L. Stanley
Timothy L. Stanley

/s/ Alison N. LaBruyere
Alison N. LaBruyere

Audit Fees

Deloitte & Touche LLP, ("DT"), has been engaged to perform the audit of the financial statements for the fiscal year ended September 30, 2017 and 2016.  The aggregate fees DT billed for professional services rendered in fiscal years 2017 and 2016 were approximately $341,000 and $319,000, respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2017 and 2016 by DT, which are not reported under “Audit Fees” above, were approximately $23,000 and $23,000, respectively.  These fees were primarily for out-of-pocket expenses.

Tax Fees

The aggregate fees billed for tax services rendered in fiscal year 2017 and 2016 by DT were approximately $101,000 and $99,000, respectively.  These fees were primarily for preparation of federal and state tax returns.

All Other Fees

There were approximately $13,000 in other fees paid to DT in fiscal 2017.

PART IV

ITEM 15.                                                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations, warranties and covenants by the parties and other factual information about us, MCB, or MCFC or their respective businesses or operations. These representations, warranties covenants and other factual statements (i) have been made solely for the benefit of the other party or parties to such agreements; (ii) were made only as of the date of such agreements or such other date(s) as expressly set forth in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure; (iii) may have been subject to qualifications with respect to materiality, knowledge and other matters, which qualifications modify, qualify and create exceptions to the representations, warranties and covenants in the agreements; (iv) may be qualified by disclosures made to such other party or parties in connection with signing such agreements, which disclosures contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants in the agreements; (v) have been made to reflect the allocation of risk among the parties to such agreements rather than establishing matters as facts; and (vi) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations, warranties, covenants and statements of act should not be relied upon by investors as they may not describe our actual state of affairs as of September 30, 2017 or as of the date of filing this Annual Report on Form 10-K.

The following documents are filed as exhibits to this Annual Report:
a) The following documents are filed as part of this report:
(1) Financial Statements:
(i) (the Condensed Consolidated Statement of Operations for the years ended 2017, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2017 and September 30, 2016, (iii) the Condensed Consolidated Statement of Cash Flows for years ended 2017, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements (
(2) Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
(3) Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.
(b) Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.
(c) Separate Financial Statements and Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

ITEM 16.                                                  FORM 10-K SUMMARY

None.

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

4.2	Form of investment note certificate (incorporated by reference to Exhibit 4.2 of the 2009 Registration Statement).
4.3	Form of investment note certificate for private placement (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed on December 17, 2015).
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

10.3
Amendment No. 2, dated May 31, 2017, to Credit Agreement dated as of December 23, 2015, among Pioneer Financial Services, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., the various financial institutions party thereto, and The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated June 6, 2017.)

10.4
Oracle Services Agreement and Amendment No. 1, dated May 18, 2011, between the Company and Oracle Financial Services Software, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on form 10-K filed with the SEC on December 20, 2012).

10.5
Expense Sharing Agreement, dated June 21, 2013, between the Company and MidCountry Financial Corp. and its subsidiaries (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on December 22, 2014).

10.6
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

10.7
First Amendment to Exhibit A to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated March 20, 2017, by and between the Company, MidCountry Bank and certain other parties thereto. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC May 15, 2017.)

10.8
Second Amendment to Exhibit A to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated May 1, 2017, by and between the Company, MidCountry Bank and certain other parties thereto. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC May 15, 2017.)

10.9
Third Amendment to Exhibit A to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated September 29, 2017, by and between the Company, MidCountry Bank and certain other parties thereto. (incorporated by reference to Exhibit 10.1 on Form 8-K dated October 5, 2017.

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
10.12
First Amendment to Exhibit B to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated December 6, 2017, by and between the Company, MidCountry Bank and certain other parties thereto.

21.1	Subsidiaries of the Company.
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

101
The following financial information from Pioneer Financial Services, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on December 18, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the years ended 2017, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2017 and September 30, 2016, (iii) the Condensed Consolidated Statement of Cash Flows for years ended 2017, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements.

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

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	December 18, 2017
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	December 18, 2017
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert F. Hatcher	Chairman	December 18, 2017
Robert F. Hatcher

/s/ Alison N. LaBruyere	Director	December 18, 2017
Alison N. LaBruyere