Form 10-Q
period 2017-12-31
PIONEER FINANCIAL SERVICES INC
filed 2018-02-12
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 12, 2018
Common Stock, no par value	One Share
As of February 12, 2018, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
December 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of December 31, 2017 and September 30, 2017
(unaudited)

	December 31, 2017	September 30, 2017
	(dollars in thousands)

ASSETS

Cash and cash equivalents	$5,377	$7,235
Gross finance receivables	243,179	242,684
Less:
Advanced finance receivable payments	(2,073)	(2,068)
Unearned fees, debt protection claims and policy reserves	(7,536)	(7,450)
Allowance for credit losses	(32,325)	(33,725)
Finance receivables, net	201,245	199,441

Furniture and equipment, net	4,117	4,114
Deferred tax asset, net	8,825	12,982
Prepaid and other assets	2,887	3,069

Total assets	$222,451	$226,841

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$111,058	$114,447
Subordinated debt, net	29,136	29,518
Accounts payable and other liabilities	6,292	5,639
Total liabilities	146,486	149,604

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	95,416	95,416
Retained deficit	(19,451)	(18,179)

Total stockholder’s equity	75,965	77,237

Total liabilities and stockholder’s equity	$222,451	$226,841

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations and Other Comprehensive Income
For the three months ended December 31, 2017 and 2016
(unaudited)

	Three Months Ended December 31,
	2017	2016
	(dollars in thousands)

Interest income and fees	$18,579	$20,022

Interest expense	2,482	2,745

Net interest income before provision for credit losses	16,097	17,277
Provision for credit losses	5,349	9,789
Net interest income	10,748	7,488

Total non-interest income, net	55	68

Non-interest expense
Management and record keeping services	6,121	6,503
Other operating expenses	1,100	1,011
Total non-interest expense	7,221	7,514

Income before income taxes	3,582	42
Provision for income taxes	4,649	19
Net (loss)/income and other comprehensive (loss)/income	$(1,067)	$23

Net (loss)/income per share, basic and diluted (1)	$(1,067)	$23

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the three months ended December 31, 2017 and 2016
(unaudited)

	Total	Common Stock	Retained Deficit
	(dollars in thousands)

Balance, September 30, 2016	$78,735	$95,416	$(16,681)

Net income and other comprehensive income	23	—	23
Dividends declared and paid to parent (1)	(1,909)	—	(1,909)

Balance, December 31, 2016	$76,849	$95,416	$(18,567)

Balance, September 30, 2017	$77,237	$95,416	$(18,179)

Net loss and other comprehensive loss	(1,067)	—	(1,067)
Dividends declared and paid to parent (1)	(205)	—	(205)

Balance, December 31, 2017	$75,965	$95,416	$(19,451)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the three months ended December 31, 2017 and 2016
(unaudited)

	Three Months Ended December 31,
	2017	2016
	(dollars in thousands)

Cash flows from operating activities:
Net (loss)/income	$(1,067)	$23
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for credit losses	5,349	9,789
Depreciation and amortization	197	87
Deferred income taxes	4,157	1,650
Interest accrued on investment notes	244	351
Changes in:
Accounts payable and other liabilities	653	688
Unearned debt protection fees	(272)	(834)
Prepaid and other assets	182	268

Net cash provided by operating activities	9,443	12,022

Cash flows from investing activities:
Finance receivables purchased from affiliate, net of customer repayments	(6,881)	(1,536)
Capital expenditures	(89)	(559)

Net cash used in investing activities	(6,970)	(2,095)

Cash flows from financing activities:
Borrowings under lines of credit	18,000	5,111
Repayments under lines of credit	(21,500)	(16,300)
Proceeds from other borrowings	—	3,010
Repayment of other borrowings	(626)	(3,279)
Dividends paid to parent	(205)	(1,909)

Net cash used in financing activities	(4,331)	(13,367)

Net decrease in cash	(1,858)	(3,440)

Cash and cash equivalents, Beginning of period	7,235	11,318

Cash and cash equivalents, End of period	$5,377	$7,878

Additional cash flow information:
Interest paid	$2,703	$2,385
Income taxes refunded	—	(428)
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2017 and September 30, 2017 and for the three months ended December 31, 2017 and December 31, 2016
(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”).  We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission (“SEC”) on December 18, 2017. The accompanying consolidated financial statements are unaudited; however, in the opinion of the Company's management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated.

Nature of Operations and Concentration

We are headquartered in Kansas City, Missouri.  We purchase finance receivables from, and have finance receivables serviced by, MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of MCFC. These receivables represent loans primarily to active-duty or career retired U.S. military personnel.

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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel.  During the first quarter of fiscal 2018, we purchased $64.7 million of loans from MCB compared to $64.6 million during the first quarter of fiscal 2017. Approximately 46.2% of the amount of loans we purchased in the first quarter of fiscal 2018 were refinancings of outstanding loans compared to 44.6% during the first quarter of fiscal 2017.

In the normal course of business, we receive a portion of customer loan payments through the Federal Government Allotment System ("Allotment") on the first day of each month.  If the first day of the month falls on a weekend or holiday, Allotment payments are received on the last business day of the preceding month.  On December 31, 2017 we collected $3.6 million in customer loan payments in advance of the payment due date of January 1, 2018. These Allotment payments are reflected on the balance sheet as advanced finance receivable payments and as a reduction of net finance receivables of $2.1 million and the corresponding accrued interest receivable of $1.5 million.  On September 30, 2017, we collected $3.5 million in customer loan Allotment payments in advance of the payment due date of October 1, 2017. These Allotment payments are reflected on the balance sheet as advanced finance receivable payments and as a reduction of net finance receivables of $2.1 million and the corresponding accrued interest receivable of $1.4 million.

The following table presents finance receivables as of the dates presented:

	December 31, 2017	September 30, 2017
	(dollars in thousands)

Finance Receivables:
Gross finance receivables	$243,179	$242,684

Less:
Advanced finance receivable payments	(2,073)	(2,068)
Gross finance receivables less advanced finance receivable payments	241,106	240,616

Less:
Net deferred loan fees	(6,490)	(5,949)
Unearned debt protection fees	(587)	(859)
Debt protection claims and policy reserves	(459)	(642)
Total unearned fees, debt protection claims and policy reserves	(7,536)	(7,450)

Finance receivables - net of unearned fees, debt protection claims and policy reserves	233,570	233,166

Allowance for credit losses	(32,325)	(33,725)

Net finance receivables	$201,245	$199,441

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables for the periods presented:

	Three Months Ended December 31,
	2017	2016
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$33,725	$30,374
Finance receivables charged-off	(7,833)	(9,449)
Recoveries	1,084	861
Provision for credit losses	5,349	9,789
Balance, end of period	$32,325	$31,575

Finance receivables:	$243,179	$273,251
Allowance for credit losses	(32,325)	(31,575)
Net finance receivables	$210,854	$241,676

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) have not been received. Accrued and uncollected interest is limited to no more than 92 days. The Company has experience with borrowers periodically missing payments during times of financial hardship; however, these missed payments do not necessarily render loans uncollectible. Non-accrual status, therefore, does not mean that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing loans represent those finance receivables where the accrual of interest income has been suspended. As of December 31, 2017, we had $15.0 million in non-performing loans, compared to $15.5 million as of September 30, 2017. As of December 31, 2017 and September 30, 2017, we had $0.9 million in accrued interest for non-performing loans.

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

	December 31, 2017	September 30, 2017
	(dollars in thousands)

Performing	228,173	227,167
Non-performing	15,006	15,517
Gross finance receivables	$243,179	$242,684
Non-performing finance receivables as a percent of gross finance receivables	6.17%	6.39%

As of December 31, 2017 and September 30, 2017, past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	As of December 31, 2017
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$2,568	$7,989	$10,557	$232,622	$243,179

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2017
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$2,485	$8,327	$10,812	$231,872	$242,684

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

	Three Months Ended December 31,
	2017	2016
	(dollars in thousands)

Loan purchasing:
Loans purchased from MCB, net	$31,838	$33,665

Management and record keeping services:
Servicing fee paid to MCB (1)	$5,075	$5,447
Special services fee paid to MCB (2)	865	899
Base fee paid to MCB (3)	125	125
Indirect cost allocation fees paid to MCFC	56	32
Total management and record keeping services	$6,121	$6,503

Other transactions:
Fees paid to MCB in connection with loans purchased (4)	$384	$349
Tax refunds from MCFC	—	(428)
Dividends paid to MCFC	205	1,909
Direct cost allocations paid to MCFC	292	301

(1)
For the three months ended December 31, 2017, the servicing fee paid to MCB was 0.604% per month of the outstanding loan principal under the LSMS agreement and the monthly collections fee was 46% of amounts collected on charged-off accounts. For the three months ended December 31, 2016, the servicing fee paid to MCB was 0.617% per month of the outstanding loan principal and the monthly collections fee was 34% of amounts collected on charged-off accounts.

(2)	The fees for special services under the LSMS Agreement are at a rate of 125% of the cost of such services incurred by MCB.

(3)	The annual base fee is $500,000 and payable monthly to MCB.

(4)
Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  For the three months ended December 31, 2016, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.

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

Borrowing availability under the revolving credit facility is limited to eligible receivables (the "Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of December 31, 2017 and September 30, 2017, the Company's Borrowing Base and available revolving credit line was $136.9 million and $136.4 million, respectively. Outstanding borrowings under the Credit Agreement at December 31, 2017 were $111.5 million bearing a weighted average interest rate of 5.86%. Of the outstanding borrowings at December 31, 2017, $105.0 million were LIBOR borrowings with a 5.74% interest rate while the remaining $6.5 million comprised of Base Rate borrowings with a 7.75% interest rate. Outstanding LIBOR borrowings under the Credit Agreement at September 30, 2017 were $115.0 million bearing an interest rate of 5.48%. There were no Base Rate borrowings at September 30, 2017. In addition, we pay the Lenders a 50 basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In the first quarter of fiscal year 2018 and 2017 non-use fees were $68 thousand and $21 thousand, respectively.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at December 31, 2017 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $77 thousand at December 31, 2017 and $97 thousand at September 30, 2017.

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

Subordinated Debt

Investment Notes

We have subordinated borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $19.6 million at December 31, 2017, and $19.7 million at September 30, 2017.  These investment notes are nonredeemable by the holders before maturity, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $51,453 and $51,097, with a weighted average interest rate of 9.26% and 9.20% at December 31, 2017 and September 30, 2017, respectively.

Subordinated Debentures

At December 31, 2017 and September 30, 2017, the Company had subordinated debentures outstanding of $9.5 million and $9.8 million, respectively. The debentures have maturities at issuance ranging from one to four years and bear interest rates between 5.50% and 8.00%. The average subordinated debenture payable was $80,462 and $78,360, with a weighted average interest rate of 7.63% and 7.60% at December 31, 2017 and September 30, 2017, respectively.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion, dependent upon the availability of funds from MCFC and is due upon demand.  Interest on borrowings is payable monthly and is based on prime or 5.0%, whichever is greater.  As of December 31, 2017 and September 30, 2017 the outstanding balance under this line of credit was zero.

Under MCFC's MOU, the Company's subordinated borrowings may not exceed $44.0 million, without prior approval from MCFC's primary regulator.

Contractual Maturities

A summary of contractual maturities for the revolving credit line and subordinated debt as of December 31, 2017 is as follows. The revolving credit line maturities exclude unamortized debt issuance costs of $0.4 million.

	Revolving Credit Line - Banks	Subordinated Debt	Total
Year Ending September 30,	(dollars in thousands)

2018	$—	$375	$375
2019	111,500	5,486	116,986
2020	—	5,495	5,495
2021	—	10,476	10,476
2022	—	5,077	5,077
2023 and beyond	—	2,227	2,227
Total	$111,500	$29,136	$140,636

NOTE 5: INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. The Act reduces the corporate income tax rate from a maximum of 35% to a flat 21% rate. The income tax rate reduction became effective on January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its deferred tax assets and liabilities at December 31, 2017 to reflect the reduction in the expected tax effects resulting from the lower corporate income tax rate. The revaluation resulted in a $3.7 million reduction in the value of its net deferred tax asset, which was primarily due to a reduction in tax benefits associated with the allowance for credit losses. The reduction was recorded as additional deferred income tax expense in the Company’s consolidated statement of operations and other comprehensive income for the three months ended December 31, 2017.

The provision for income taxes for the three months ended December 31, 2017 and 2016 consisted of the following:

	Three Months Ended December 31, 2017
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$489	$3	$—	$492
Deferred	4,207	(58)	8	4,157
Total	$4,696	$(55)	$8	$4,649

	Three Months Ended December 31, 2016
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$(1,567)	$(64)	$—	$(1,631)
Deferred	1,604	45	1	1,650
Total	$37	$(19)	$1	$19

The actual income tax expense for the three months ended December 31, 2017 and 2016 differs from the computed ‘expected’ income tax expense (benefit) for those periods (computed by applying the currently applicable consolidated United States federal corporate tax rates to income before income taxes) in the following table.

	Three Months Ended December 31,
	2017	2016
	(dollars in thousands)
Computed ‘expected’ income tax expense	$879	$15
State tax (net of federal tax benefit)	19	3
Deferred tax asset revaluation	3,743	—
Other	8	1
Total	$4,649	$19

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and September 30, 2017, are presented below:

	December 31, 2017	September 30, 2017
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$8,343	$12,220
Unearned insurance reserves	261	424
Accrued expenses	61	126
State net operating losses and credits	52	43
Other	273	418
Total deferred tax assets	8,990	13,231
Valuation allowance	(47)	(39)
Deferred tax assets, net of valuation allowance	8,943	13,192

Deferred tax liabilities:
Depreciation	75	120
Other	43	90
Total deferred tax liabilities	118	210

Net deferred tax assets	$8,825	$12,982

NOTE 6:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

US GAAP requires that techniques to estimate fair value maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy that categorizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

For the first three months of fiscal 2018 and the fiscal year ended September 30, 2017 there were no significant transfers into or out of Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents — The carrying value approximates fair value due to the short-term, liquid nature of these instruments.

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

The carrying amounts and estimated fair values of our financial instruments at December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017		September 30, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$5,377	$5,377	$7,235	$7,235
Finance receivables, net	201,245	199,397	199,441	196,456

Financial liabilities:
Revolving credit line - banks, net	111,058	111,058	114,447	114,447
Subordinated debt, net	29,136	30,948	29,518	31,527

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion set forth below, in this quarterly report of Pioneer Financial Services, Inc. (“PFSI”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this Quarterly Report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements included herein reflect and contain management’s current judgment, and involve risks and uncertainties that could cause actual results, events, and performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Actual results may differ materially from those indicated in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in Item 1A of Part I in our Annual Report on Form 10-K for the period ended September 30, 2017 (the "Annual Report"). If any of these risk factors occur, they could have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this report.  These forward-looking statements are made as of the date of this filing.  You should not place undue reliance on any forward-looking statement.  We do not intend to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than as is required under the federal securities laws.

Overview

PFSI, a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  PFSI, with its wholly owned subsidiaries, purchases finance receivables from MidCountry Bank (“MCB”), a federally chartered savings bank and wholly owned subsidiary of MCFC. MCB provides management and record keeping services for the PFSI finance receivables portfolio as discussed in “Management and Record Keeping Services.”

MCB originates consumer loans via the internet to primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us.  Military customers use loan proceeds for personal financial needs or to purchase consumer goods and services. We intend to hold these finance receivables until repaid.

Our finance receivables are unsecured, have fixed interest rates and typically have a maturity of less than 48 months. During the first quarter of fiscal 2018, the average size of a loan when acquired was $4,556 with an average term of 34 months.  A large portion of the loans we purchase are made to borrowers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

The level of our profitability is dependent upon the quality of finance receivables we are able to acquire from MCB, including repayment performance, and upon the business and economic environments in the markets where we operate and in the United States as a whole.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. The Act reduces the corporate income tax rate from a maximum of 35% to a flat 21% rate. The income tax rate reduction became effective on January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its deferred tax assets and liabilities at December 31, 2017 to reflect the reduction in the expected tax effects resulting from the lower corporate income tax rate. The revaluation resulted in a $3.7 million reduction in the value of its net deferred tax asset, which was primarily due to a reduction in tax benefits associated with the allowance for credit losses. The reduction was recorded as additional deferred income tax expense in the Company’s consolidated statement of operations and other comprehensive income for the three months ended December 31, 2017.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we seek to maintain a positive, supportive relationship with the military community.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (“Annual Report”), we identified the critical accounting policies which affect our significant estimates and assumptions used in preparing our unaudited consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

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

We may purchase loans from MCB if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military market.  Pursuant to the LSMS Agreement, we granted MCB rights to use our lending system; however, we retained ownership of the lending system.  Using our lending criteria, scoring model and system, MCB originates loans directly over the internet.  Loans typically have maximum terms of 48 months and had an average origination amount of $4,556 in the first quarter of fiscal 2018.  Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  Prior to April 1, 2017, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In the first quarter of fiscal 2018, we paid MCB $0.4 million in fees connected with the origination of loans compared to $0.3 million in the first quarter of fiscal 2017. See further discussion in "Loan Acquisition."

MCB uses our lending criteria and scoring model to originate loans that we subsequently purchase. Under this criteria and scoring model, in evaluating the creditworthiness of applicants, MCB primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and employment stability. MCB uses credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. Our purchasing guidelines provide that we may purchase loans originated by MCB with the FICO Score 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from MCB, we cannot predict when or whether a customer may unexpectedly leave the military or other events may occur that could result in a loan not being repaid. The average customer loan balance was $3,698 at December 31, 2017, repayable in equal monthly installments and with an average remaining term of 21 months.

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

As a customer service, we will purchase a new loan from MCB for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 46.2% of the amount of loans we purchased in the first quarter of fiscal 2018 were refinancings of outstanding loans compared to 44.6% during the first quarter of fiscal 2017.

Management and Record Keeping Services

MCB provides management and record keeping services for us pursuant to the LSMS Agreement.  MCB services our finance receivables and we pay fees to MCB for these management and record keeping services.  Also, as part of its compensation for performing these management and record keeping services, MCB retains a portion of ancillary revenue, including late charges and insufficient funds fees, associated with these finance receivables.

For the three months ended December 31, 2017 and 2016, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $27.00 for each loan originated by MCB and sold to the Company (prior to April 1, 2017 a $25.00 loan origination fee was paid to MCB); (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.604% (7.25% annually) of the outstanding principal balance of finance receivables serviced as of the last day of the month (for the three months ended December 31, 2016, the monthly service fee was 0.617% (7.40% annually) of finance receivables serviced as of the last day of the month); (4) a monthly collections fee equal to 46% of amounts collected on charged-off accounts (prior to October 1, 2017 the monthly collections fee was 34% of amounts collected on charged-off accounts); and (5) a monthly fee equal to 125% of the actual cost for marketing and business development services.

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

In January 2018, the Company implemented a new loan servicing software system pursuant to an agreement entered into in 2015. The implementation also included modifications to our existing loan origination system. If the new service providers and software platforms do not function as anticipated, we may experience interruptions in our business processes and incur unexpected costs that could impair our ability to effectively manage and run our business. As we are dependent on our ability to accurately manage information and MCB's ability to originate and service finance receivables, the failure to timely address any deficiencies in our systems could adversely affect our results of operations and financial condition.

A formal agreement (the “Expense Sharing Agreement”) between MCFC and its consolidated subsidiaries, including the Company, is in place to govern the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the

Expense Sharing Agreement, there are three types of expenses: (1) direct expenses (those that can be specifically identified to a party, yet are paid centrally, usually by MCFC and subsequently reimbursed by the party to which the direct expense applies); (2) direct cost allocations (costs incurred for the benefit of MCFC and/or its subsidiaries that are not direct expenses); and (3) indirect cost allocations (those expenses incurred for the benefit of all parties and not specifically identifiable with an allocation methodology). The direct cost allocations are allocated based upon estimated usage of services using reliable cost indicators. The costs for MCFC services are periodically evaluated to ensure the costs are at a reasonable market rate and consistent with what an external third party may charge. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, executive compensation and remuneration, strategic planning, loan review, risk management, regulatory compliance support, tax, legal and information technology services. The other parties to the Expense Sharing Agreement may provide office space and servicing of finance receivables and leases.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from MCB.  The following table details the average loan balance and the number of loans that comprise our finance receivables as of the date presented:

	December 31, 2017	September 30, 2017

Finance receivables:
Gross finance receivables balance	$243,178,602	$242,683,918
Average finance receivable balance	$3,698	$3,703
Number of finance receivables	65,754	65,541

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

 Our interest expense is sensitive to changes in general market interest rates, which directly impacts our cost of funds.  Due to certain state and federal regulations, we are unable to significantly increase the annual percentage rate earned on new and existing finance receivables, which restricts our ability to react to increases in our cost of funds.  Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability.

The following table presents data relating to our net interest margin as of and for the periods presented:

	Three Months Ended December 31,
	2017	2016
	(dollars in thousands)

Total finance receivables balance	$243,179	$273,251
Average gross finance receivables (1)	245,862	274,050
Average interest bearing liabilities (1)	146,249	181,265
Total interest income and fees	18,579	20,022
Total interest expense	2,482	2,745

Percentage of interest income and fees to average gross finance receivables (annualized)	30.2%	29.2%
Percentage of interest expense to average interest bearing liabilities (annualized)	6.8%	6.1%
Percentage of net interest margin (annualized)	26.2%	25.2%

(1)	Averages are computed using month-end balances and exclude any early Allotment payments.

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Gross Finance Receivables.  Our gross finance receivables decreased 11.0% or $30.1 million, to $243.2 million as of December 31, 2017 from $273.3 million as of December 31, 2016. The decrease in finance receivables was due largely to reduced customer demand and borrowing base limitations under our Credit Agreement limiting our ability to purchase loans from MCB during fiscal 2017, as well as underwriting and purchasing criteria changes made during the second and third quarters of fiscal 2017 intended to improve credit quality.

Interest Income and Fees.  Interest income and fees decreased to $18.6 million in the first quarter of fiscal 2018 from $20.0 million in the first quarter of fiscal 2017, a decrease of $1.4 million or 7.0%.  The decrease in interest income and fees was due primarily to a 10.3% decrease in average gross finance receivables to $245.9 million at December 31, 2017 from $274.1 million at December 31, 2016.

Interest Expense.  Interest expense in the first quarter of fiscal 2018 decreased 7.4% to $2.5 million compared to $2.7 million for the first quarter of fiscal 2017.  The decrease was due to a decline in average interest bearing liabilities to $146.2 million, or 19.4%, in the first quarter of fiscal 2018 compared to $181.3 million in the first quarter of fiscal 2017. The decline in average interest bearing liabilities was due to a reduction in average gross finance receivables outstanding. The decrease in interest expense was partially offset by an increase in the weighted average interest rate of our interest bearing liabilities to 6.8% during the first quarter of fiscal 2018 compared to 6.1% during the first quarter of fiscal 2017. Due to the predominantly variable rate nature of our borrowings, our cost of funds percentage will increase as the level of market interest rates increase.

Provision for Credit Losses.  The provision for credit losses in the first quarter of fiscal 2018 decreased to $5.3 million from $9.8 million in the first quarter of fiscal 2017, a decrease of $4.5 million or 45.9%.  The decrease in the provision for credit losses was due to lower net charge-offs as compared to the prior year and a reduction in the level of allowance for credit losses necessary to cover estimated inherent credit losses in our finance receivables portfolio. The lower level of estimated credit losses reflects improved credit quality measures during the quarter from enhanced collection efforts by MCB, a stabilization of borrower repayment patterns and a lower overall finance receivables portfolio. These factors have contributed to a decline in recency basis delinquent finance receivables.

Net charge-offs were $6.7 million in the first quarter of fiscal 2018 compared to $8.6 million in the first quarter of fiscal 2017, a decrease of $1.9 million or 22.1%.  The net charge-off ratio decreased to 11.0% for the first quarter of fiscal 2018 compared to 12.5% for the first quarter of fiscal 2017. The decrease in net charge-offs and net charge-off ratio for the first quarter of fiscal 2018 resulted from a decrease in net charge-offs from customers who separated from the military and a decline in recency basis delinquent finance receivables during the fourth quarter of fiscal 2017 and the first quarter of fiscal 2018. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 4.3% at December 31, 2017 compared to 7.2% at December 31, 2016 and 4.5% at September 30, 2017. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Expense.  Non-interest expense in the first quarter of fiscal 2018 was $7.2 million compared to $7.5 million for the first quarter of fiscal 2017, a decrease of $0.3 million or 4.0%.  Non-interest expense during the first quarter of fiscal 2018 decreased due to a $0.4 million, or 6.8%, decrease in the monthly servicing fee paid to MCB compared to the first quarter of fiscal 2017. The decrease in the servicing fee is due to a 10.3% decline in average gross receivables and a decrease in the monthly servicing fee rate paid to MCB. The monthly servicing fee rate was 7.25% (annually) in the first quarter of fiscal 2018 compared to 7.40% (annually) in the first quarter of fiscal 2017.

Provision for Income Taxes.  The Company’s effective tax rate was 129.8% in the first quarter of fiscal 2018 compared to 45.2% in the first quarter of fiscal 2017. The increase is primarily driven by the Tax Cuts and Jobs Act signed into law on December 22, 2017. As a result of the reduction in the corporate income tax rate, the Company revalued its deferred tax assets and liabilities at December 31, 2017 to reflect the reduction in the expected tax effects resulting from the lower corporate income tax rate. The revaluation resulted in a $3.7 million reduction in the value of its net deferred tax asset. The reduction was recorded as additional deferred income tax expense in the Company’s consolidated statement of operations and other comprehensive income for the three months ended December 31, 2017. For additional information related to our provision for income taxes, please see Note 5: Income Taxes in Notes to the Consolidated Financial Statements in Item 1 of this Report on Form 10-Q.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal.  Our servicer, MCB, under our supervision, analyzes customer delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days. Recency delinquent finance receivables decreased to 4.3% at December 31, 2017 from 4.5% at September 30, 2017 and 7.2% at December 31, 2016. The decrease in recency delinquent finance receivables from September 30, 2017 and December 31, 2016 is attributed to enhanced collection efforts by MCB in fiscal 2017, a stabilization of borrowing repayment patterns and elevated charge-offs of delinquent accounts during fiscal 2017. Finance receivables charged-off were $7.8 million for the first three months of fiscal 2018 compared to $9.4 million for the first three months of fiscal 2017. Recency delinquent balances, 60 days or more past due, from customers separated from the military, decreased to $3.0 million at December 31, 2017 compared to $3.3 million at September 30, 2017. Changes in recency delinquency balances are generally a leading indicator of the level and direction of future charge-offs.

The following table sets forth our delinquency experience as of the end of the dates presented for loans for which payments are 60 days or more past due, on a recency basis.

	December 31, 2017	September 30, 2017	December 31, 2016
	(dollars in thousands)

Gross finance receivables	$243,179	$242,684	$273,251
Gross finance receivables balances 60 days or more past due	10,557	10,812	19,660
Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables	4.3%	4.5%	7.2%

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

Former Military.  As of December 31, 2017 and December 31, 2016, we had approximately $15.9 million or 6.5% of our total portfolio, and $19.8 million or 7.3% of our total portfolio, respectively, from customers who separated from the military prior to repaying their loan. Finance receivable net charge-offs from customers who separated from the military, were $2.1 million and represented 31.3% of net charge-offs in the first quarter of fiscal 2018 compared to $3.5 million and 40.8% in the first quarter of fiscal 2017.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables and net charge-offs as of and for the periods presented. For additional information related to our allowance for credit losses, please see Note 2: Finance Receivables in Notes to the Consolidated Financial Statements in Item 1 of this Report on Form 10-Q.

	As of and for the Three Months Ended December 31,
	2017	2016
	(dollars in thousands)

Allowance as a percentage of total finance receivables	13.3%	11.6%
Average gross finance receivables (1)	$245,862	$274,050
Percentage of net charge-offs to average gross finance receivables (annualized)	11.0%	12.5%

(1)	Averages are computed using month-end balances and exclude any early Allotment payments.

The allowance for credit losses at December 31, 2017 increased to $32.3 million from $31.6 million at December 31, 2016. The increase in the allowance for credit losses is due to an increase in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio. In the first half of fiscal 2017 we experienced increased levels of past due loans as a percentage of the finance receivables portfolio and elevated net charge-offs relative to fiscal 2016. MCB, as the servicer of our finance receivables portfolio, took steps during fiscal 2017 to mitigate this increase through enhancements to collection efforts, along with changes in underwriting, and we made changes to our purchasing criteria. During the second half of fiscal 2017 and the first three months of fiscal 2018 we experienced declining levels of past due loans as a percentage of the finance receivables portfolio as compared to the first half of fiscal 2017. Although such levels of past due loans declined during the first three months of fiscal 2018, our finance receivables portfolio remains sensitive to changes in customers’ loan repayment patterns that could lead to increased credit losses. Until such improvements in past due loan levels are sustained, we believe it is appropriate to maintain the allowance for credit losses as a percentage of finance receivables at an elevated level relative to historical periods.

Loan Acquisition

Finance receivable growth is an important factor in determining our future revenues.  We are dependent upon MCB to increase its originations and on having sufficient funding for our future growth.  Finance receivables purchased (including refinancings) during the first three months of fiscal 2018 were $64.7 million compared to $64.6 million during the first three months of fiscal 2017.

The following table sets forth our overall finance receivable purchases, including those refinanced, as of and for the periods presented:

	As of and for the Three Months Ended December 31,
	2017	2016

Finance receivables purchased:
Gross finance receivables balance	$64,747,662	$64,581,618
Number of finance receivable loans	14,211	13,956
Average finance receivable amount at time of purchase	$4,556	$4,628

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase consumer finance receivables from MCB and pay MCB for services performed under the LSMS Agreement.  We use borrowings to fund the difference, if any, between the cash used to purchase finance receivables and pay operating expenses and the cash generated from loan repayments, interest income and fees. Cash used in investing activities in the first three months of fiscal 2018 was approximately $7.0 million and cash used in financing activities was $4.3 million, which was funded from $9.4 million in operating activities.  Cash used in investing activities in the first three months of fiscal 2017 was approximately $2.1 million and cash used in financing activities was $13.4 million, which was funded by operating activities of $12.0 million. Financing activities primarily consist of borrowing and repayments of debt incurred under our senior revolving credit facility.

The majority of our liquidity requirements are obtained through our senior revolving credit facility. Additional sources of funds may be generated through repayments of finance receivables, sales of subordinated debt and borrowings from MCFC. For additional information related to our borrowings, please see Note 4: Borrowings in Notes to the Consolidated Financial Statements in Item 1 of this Report on Form 10-Q.

As of December 31, 2017, our credit facility had an 81.5% utilization, which may restrict our ability to purchase finance receivables in the future. As of December 31, 2017, we could request up to $25.4 million in additional funds and remain in compliance with the terms of the Credit Agreement.  If we cannot secure new borrowings to the extent the Company believes additional borrowings would be advisable, or increase borrowing availability under our Credit Agreement, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

Total borrowings and availability under the Credit Agreement as of December 31, 2017 and September 30, 2017, consisted of the following amounts as of the dates presented:

	December 31, 2017	September 30, 2017
	(dollars in thousands)

Revolving credit line:
Total facility	$170,000	$170,000
Gross balance, end of period	111,500	115,000
Maximum available credit	58,500	55,000
Credit facility available (1)	25,372	21,424
Percent utilization of the total facility	81.5%	84.3%

(1)	Under the Credit Agreement, credit facility available is limited by the borrowing base.

Off-Balance Sheet Arrangements. At December 31, 2017 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our shareholder, lenders and subordinated debt holders.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended December 31, 2017, does not differ materially from that discussed under Item 7A of the Annual Report. As of December 31, 2017, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates. Our revolving credit line borrowings under our Credit Agreement are divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). We are subject to interest rate sensitivity on our LIBOR and Base Rate borrowings. As of December 31, 2017, $105.0 million of LIBOR borrowings were outstanding with an interest rate of 5.74%. As of December 31, 2017, $6.5 million of Base Rate borrowings were outstanding with an interest rate of 7.75%. As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at December 31, 2017 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $77 thousand at December 31, 2017 and $97 thousand at September 30, 2017. Assuming $105.0 million in LIBOR annual average borrowings, a 50 basis point increase in the 30 day LIBOR index rate would increase annual interest expense approximately $525 thousand. Assuming $6.5 million in Base Rate annual average borrowings, a 50 basis point increase in the prime rate would increase annual interest expense approximately $33 thousand.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes in our internal controls over financial reporting identified in connection with management's evaluation that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors

In our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, filed with the SEC on February 12, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three months ended December 31, 2017 and December 31, 2016 (ii) the Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and December 31, 2016 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	February 12, 2018
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	February 12, 2018
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, filed with the SEC on February 12, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three months ended December 31, 2017 and December 31, 2016 (ii) the Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and December 31, 2016 and (iv) Notes to Consolidated Financial Statements.