Form 10-Q
period 2018-03-31
PIONEER FINANCIAL SERVICES INC
filed 2018-05-14
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2018
Common Stock, no par value	One Share
As of May 14, 2018, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
March 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of March 31, 2018 and September 30, 2017
(unaudited)

	March 31, 2018	September 30, 2017
	(dollars in thousands)

ASSETS

Cash and cash equivalents	$8,349	$7,235
Gross finance receivables	222,929	242,684
Less:
Advanced finance receivable payments	—	(2,068)
Unearned fees, debt protection claims and policy reserves	(6,960)	(7,450)
Allowance for credit losses	(29,675)	(33,725)
Finance receivables, net	186,294	199,441

Furniture and equipment, net	4,495	4,114
Deferred tax asset, net	6,764	12,982
Prepaid and other assets	3,111	3,069

Total assets	$209,013	$226,841

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$97,668	$114,447
Subordinated debt, net	29,112	29,518
Accounts payable and other liabilities	5,087	5,639
Total liabilities	131,867	149,604

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	95,416	95,416
Retained deficit	(18,270)	(18,179)

Total stockholder’s equity	77,146	77,237

Total liabilities and stockholder’s equity	$209,013	$226,841

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations and Other Comprehensive Income
For the three and six months ended March 31, 2018 and 2017
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(dollars in thousands)

Interest income and fees	$16,725	$18,671	$35,304	$38,693

Interest expense	2,518	2,726	5,000	5,471

Net interest income before provision for credit losses	14,207	15,945	30,304	33,222
Provision for credit losses	3,692	15,201	9,041	24,990
Net interest income	10,515	744	21,263	8,232

Total non-interest income, net	66	112	121	180

Non-interest expense
Management and record keeping services	6,125	6,219	12,246	12,722
Other operating expenses	1,694	1,127	2,794	2,138
Total non-interest expense	7,819	7,346	15,040	14,860

Income/(loss) before income taxes	2,762	(6,490)	6,344	(6,448)
Provision/(benefit) for income taxes	1,581	(2,307)	6,230	(2,288)
Net income/(loss) and other comprehensive income/(loss)	$1,181	$(4,183)	$114	$(4,160)

Net income/(loss) per share, basic and diluted (1)	$1,181	$(4,183)	$114	$(4,160)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the six months ended March 31, 2018 and 2017
(unaudited)

	Total	Common Stock	Retained Deficit
	(dollars in thousands)

Balance, September 30, 2016	$78,735	$95,416	$(16,681)

Net loss and other comprehensive loss	(4,160)	—	(4,160)
Dividends declared and paid to parent (1)	(1,909)	—	(1,909)

Balance, March 31, 2017	$72,666	$95,416	$(22,750)

Balance, September 30, 2017	$77,237	$95,416	$(18,179)

Net income and other comprehensive income	114	—	114
Dividends declared and paid to parent (1)	(205)	—	(205)

Balance, March 31, 2018	$77,146	$95,416	$(18,270)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the six months ended March 31, 2018 and 2017
(unaudited)

	Six Months Ended March 31,
	2018	2017
	(dollars in thousands)

Cash flows from operating activities:
Net income/(loss)	$114	$(4,160)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for credit losses	9,041	24,990
Depreciation and amortization	584	173
Deferred income taxes	6,218	(95)
Interest accrued on investment notes	316	606
Changes in:
Accounts payable and other liabilities	(552)	1,487
Unearned debt protection fees	(536)	(1,448)
Prepaid and other assets	(42)	1,289

Net cash provided by operating activities	15,143	22,842

Cash flows from investing activities:
Customer repayments of finance receivables, net of purchases	4,642	14,679
Capital expenditures	(744)	(685)

Net cash provided by investing activities	3,898	13,994

Cash flows from financing activities:
Borrowings under lines of credit	27,000	10,221
Repayments under lines of credit	(44,000)	(38,400)
Proceeds from other borrowings	—	3,010
Repayment of other borrowings	(722)	(6,259)
Dividends paid to parent	(205)	(1,909)

Net cash used in financing activities	(17,927)	(33,337)

Net increase in cash	1,114	3,499

Cash and cash equivalents, Beginning of period	7,235	11,318

Cash and cash equivalents, End of period	$8,349	$14,817

Additional cash flow information:
Interest paid	$5,194	$4,983
Income taxes paid/(refunded)	2,169	(1,235)
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2018 and September 30, 2017 and for the three and six months ended March 31, 2018 and March 31, 2017
(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”).  We are a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the Securities and Exchange Commission (“SEC”) on December 18, 2017. The accompanying consolidated financial statements are unaudited; however, in the opinion of the Company's management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated.

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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel.  During the second quarter of fiscal 2018, we purchased $39.0 million of loans from MCB compared to $36.9 million during the second quarter of fiscal 2017. Approximately 45.0% of the amount of loans we purchased in the second quarter of fiscal 2018 were refinancings of outstanding loans compared to 42.9% during the second quarter of fiscal 2017.

In the normal course of business, we receive a portion of customer loan payments through the Federal Government Allotment System ("Allotment") on the first day of each month.  If the first day of the month falls on a weekend or holiday, Allotment payments are received on the last business day of the preceding month.  When these payments are not able to be applied to customers’ accounts prior to the balance sheet date, these payments are reflected as advanced finance receivable payments.  On September 30, 2017, we collected $3.5 million in customer loan Allotment payments in advance of the payment due date of October 1, 2017. These Allotment payments are reflected on the balance sheet as advanced finance receivable payments and as a reduction of net finance receivables of $2.1 million and the corresponding accrued interest receivable of $1.4 million.

The following table presents finance receivables as of the dates presented:

	March 31, 2018	September 30, 2017
	(dollars in thousands)

Finance Receivables:
Gross finance receivables	$222,929	$242,684

Less:
Advanced finance receivable payments	—	(2,068)
Gross finance receivables less advanced finance receivable payments	222,929	240,616

Less:
Net deferred loan fees	(6,302)	(5,949)
Unearned debt protection fees	(323)	(859)
Debt protection claims and policy reserves	(335)	(642)
Total unearned fees, debt protection claims and policy reserves	(6,960)	(7,450)

Finance receivables - net of unearned fees, debt protection claims and policy reserves	215,969	233,166

Allowance for credit losses	(29,675)	(33,725)

Net finance receivables	$186,294	$199,441

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$32,325	$31,575
Finance receivables charged-off	(7,873)	(11,329)
Recoveries	1,531	1,378
Provision for credit losses	3,692	15,201
Balance, end of period	$29,675	$36,825

	Six Months Ended March 31,
	2018	2017
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$33,725	$30,374
Finance receivables charged-off	(15,706)	(20,778)
Recoveries	2,615	2,239
Provision for credit losses	9,041	24,990
Balance, end of period	$29,675	$36,825

Finance receivables:	$222,929	$246,064
Allowance for credit losses	(29,675)	(36,825)
Net finance receivables	$193,254	$209,239

Interest income is suspended and the accrued interest reversed when three full payments (95% or more of the contracted payment amount) have not been received for performing loans that become non-performing. The Company has experience with borrowers periodically missing payments during times of financial hardship; however, these missed payments do not necessarily render loans uncollectible. Non-accrual status, therefore, does not mean that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing loans represent those finance receivables where the accrual of interest income has been suspended and the accrued interest reversed. As of March 31, 2018, we had $13.8 million in non-performing loans, compared to $15.5 million as of September 30, 2017.

We consider a loan impaired when a full payment has not been received for the preceding six calendar months and is 30 days contractually past due. Impaired loans are removed from our finance receivable portfolio and charged against the allowance for credit losses. Any accrued interest on impaired loans is reversed and charged against interest income. We do not restructure troubled debt as a form of curing delinquencies.

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

	March 31, 2018	September 30, 2017
	(dollars in thousands)

Performing	209,113	227,167
Non-performing	13,816	15,517
Gross finance receivables	$222,929	$242,684
Non-performing finance receivables as a percent of gross finance receivables	6.20%	6.39%

As of March 31, 2018 and September 30, 2017, past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	As of March 31, 2018
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$2,172	$7,923	$10,095	$212,834	$222,929

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2017
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$2,485	$8,327	$10,812	$231,872	$242,684

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

NOTE 3: RELATED PARTY TRANSACTIONS

On December 23, 2015, we entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement, as amended ("LSMS Agreement"), with MCB. Under the LSMS Agreement, we buy certain loans that MCB originates and receive ongoing record keeping services from MCB. We also receive certain management and other administrative services from MCFC. The following table represents the related party transactions associated with the LSMS Agreement and other related party transactions for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(dollars in thousands)

Loan purchasing:
Loans purchased from MCB, net	$20,056	$19,899	$51,894	$53,564

Management and record keeping services:
Servicing fee paid to MCB (1)	$5,120	$5,332	$10,195	$10,779
Special services fee paid to MCB (2)	821	697	1,686	1,596
Base fee paid to MCB (3)	125	125	250	250
Indirect cost allocation fees paid to MCFC	59	65	115	97
Total management and record keeping services	$6,125	$6,219	$12,246	$12,722

Other transactions:
Fees paid to MCB in connection with loans purchased (4)	$232	$209	$616	$558
Tax payments/(refunds) to/(from) MCFC	2,169	(807)	2,169	(1,235)
Dividends paid to MCFC	—	—	205	1,909
Direct cost allocations paid to MCFC	311	344	603	645

(1)
For the six months ended March 31, 2018, the servicing fee paid to MCB was 0.604% per month of the outstanding loan principal under the LSMS Agreement and the monthly collections fee was 46% of amounts collected on charged-off accounts. For the six months ended March 31, 2017, the servicing fee paid to MCB was 0.617% per month of the outstanding loan principal and the monthly collections fee was 34% of amounts collected on charged-off accounts.

(2)	The fees for special services under the LSMS Agreement are at a rate of 125% of the cost of such services incurred by MCB.

(3)	The annual base fee is $500,000 and payable monthly to MCB.

(4)
Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  For the six months ended March 31, 2017, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.

NOTE 4:  BORROWINGS

Revolving Credit Line - Banks

The Company entered into a Credit Agreement on December 23, 2015, as subsequently amended (the "Credit Agreement"), with various financial institutions (the "Lenders"). Subject to the terms of the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million whereby the Company may periodically borrow and repay funds as needed.

Borrowing availability under the revolving credit facility is limited to eligible receivables (the "Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of March 31, 2018 and September 30, 2017, the Company's Borrowing Base and available revolving credit line was $131.5 million and $136.4 million, respectively. Outstanding borrowings under the Credit Agreement at March 31, 2018 were $98.0 million bearing a weighted average interest rate of 6.15%. Of the outstanding borrowings at March 31, 2018, $94.0 million were LIBOR borrowings with a 6.07% interest rate while the remaining $4.0 million were Base Rate borrowings with an 8.00% interest rate. Outstanding LIBOR borrowings under the Credit Agreement at September 30, 2017 were $115.0 million bearing an interest rate of 5.48%. There were no Base Rate borrowings at September 30, 2017. In addition, we pay the Lenders a 50 basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. For the three months ended March 31, 2018 and 2017 non-use fees were $72 thousand and $31 thousand, respectively.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at March 31, 2018 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $58 thousand at March 31, 2018 and $97 thousand at September 30, 2017.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company, and will terminate on December 21, 2018 or earlier if certain events occur, as noted below.

Under the Credit Agreement, we are subject to certain covenants that require, among other things, that we maintain specific financial ratios, satisfy certain financial tests and maintain a minimum allowance for credit losses in relation to net charge-offs. There are also certain restrictions on the amount and timing of dividends we may pay. These covenants and other terms, if not complied with, could result in a default under the Credit Agreement. If a default under the Credit Agreement is not waived by the Lenders, it could result in the acceleration of the indebtedness evidenced by the Credit Agreement.

On September 2, 2015, MCFC entered into a confidential Memorandum of Understanding ("MOU") with its primary federal regulator. Pursuant to the MOU, the Company's senior borrowings were limited to $170.6 million, without prior approval from MCFC's primary federal regulator. The MOU was removed by MCFC’s primary federal regulator during the second quarter of fiscal 2018 and, accordingly, we are no longer subject to this particular limitation.

Subordinated Debt

Investment Notes

We have subordinated borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $19.5 million at March 31, 2018, and $19.7 million at September 30, 2017.  These investment notes are nonredeemable by the holders before maturity, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $51,011 and $51,097, with a weighted average interest rate of 9.28% and 9.20% at March 31, 2018 and September 30, 2017, respectively.

Subordinated Debentures

At March 31, 2018 and September 30, 2017, the Company had subordinated debentures outstanding of $9.6 million and $9.8 million, respectively. The debentures have maturities at issuance ranging from one to four years and bear interest rates between 5.50% and 8.00%. The average subordinated debenture payable was $80,462 and $78,360, with a weighted average interest rate of 7.63% and 7.60% at March 31, 2018 and September 30, 2017, respectively.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion, dependent upon the availability of funds from MCFC and is due upon demand.  Interest on borrowings is payable monthly and is based on prime or 5.5%, whichever is greater.  As of March 31, 2018 and September 30, 2017 the outstanding balance under this line of credit was zero.

Prior to the MOU being removed by MCFC’s primary federal regulator, the Company's subordinated borrowings were not permitted to exceed $44.0 million, without prior approval from MCFC's primary regulator. We are no longer subject to this limitation.

Contractual Maturities

A summary of contractual maturities for the revolving credit line and subordinated debt as of March 31, 2018 is as follows. The revolving credit line maturities exclude unamortized debt issuance costs of $0.3 million

	Revolving Credit Line - Banks	Subordinated Debt	Total
Year Ending September 30,	(dollars in thousands)

2018	$—	$285	$285
2019	98,000	5,490	103,490
2020	—	5,516	5,516
2021	—	10,487	10,487
2022	—	5,101	5,101
2023 and beyond	—	2,233	2,233
Total	$98,000	$29,112	$127,112

NOTE 5: INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. The Act reduced the corporate income tax rate from a maximum of 35% to a flat 21% rate. The income tax rate reduction became effective on January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its deferred tax assets and liabilities at December 31, 2017 to reflect the reduction in the estimated tax effects resulting from the lower corporate income tax rate. The revaluation resulted in a $3.7 million reduction in the value of its net deferred tax asset in the first quarter of fiscal 2018, which was primarily due to a reduction in tax benefits associated with the allowance for credit losses. At March 31, 2018, the Company updated its quarterly analysis of estimated deferred tax asset and liability valuations. As a result of this analysis the Company recorded an additional reduction in the value of its net deferred tax asset of $0.9 million during the quarter due to changes in the estimated timing of tax benefit realization. The reductions were recorded as additional deferred income tax expense in the Company’s consolidated statement of operations and other comprehensive income in the first and second quarters of fiscal 2018.

The provision for income taxes for the three and six months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31, 2018
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$(302)	$(178)	$—	$(480)
Deferred	1,951	110	—	2,061
Total	$1,649	$(68)	$—	$1,581

	Three Months Ended March 31, 2017
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$(631)	$69	$—	$(562)
Deferred	(1,664)	(80)	(1)	(1,745)
Total	$(2,295)	$(11)	$(1)	$(2,307)

	Six Months Ended March 31, 2018
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$187	$(175)	$—	$12
Deferred	6,158	52	8	6,218
Total	$6,345	$(123)	$8	$6,230

	Six Months Ended March 31, 2017
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$(2,198)	$5	$—	$(2,193)
Deferred	(60)	(35)	—	$(95)
Total	$(2,258)	$(30)	$—	$(2,288)

The actual income tax expense for the three and six months ended March 31, 2018 and 2017 differs from the computed ‘expected’ income tax expense (benefit) for those periods (computed by applying the currently applicable consolidated United States federal corporate tax rates to income before income taxes) as noted in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(dollars in thousands)
Computed ‘expected’ income tax expense/(benefit)	$678	$(2,272)	$1,557	(2,257)
State tax (net of federal tax benefit)	2	(40)	21	(37)
Deferred tax asset revaluation	900	—	4,643	—
Other	1	5	9	6
Total	$1,581	$(2,307)	$6,230	$(2,288)

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2018 and September 30, 2017 are presented below:

	March 31, 2018	September 30, 2017
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$6,692	$12,220
Unearned insurance reserves	160	424
Accrued expenses	60	126
State net operating losses and credits	52	43
Other	411	418
Total deferred tax assets	7,375	13,231
Valuation allowance	(47)	(39)
Deferred tax assets, net of valuation allowance	7,328	13,192

Deferred tax liabilities:
Depreciation	544	120
Other	20	90
Total deferred tax liabilities	564	210

Net deferred tax assets	$6,764	$12,982

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

For the first six months of fiscal 2018 and the fiscal year ended September 30, 2017 there were no significant transfers into or out of Levels 1, 2 or 3.

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

The carrying amounts and estimated fair values of our financial instruments at March 31, 2018 and September 30, 2017 are as follows:

	March 31, 2018		September 30, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$8,349	$8,349	$7,235	$7,235
Finance receivables, net	186,294	184,377	199,441	196,456

Financial liabilities:
Revolving credit line - banks, net	97,668	97,668	114,447	114,447
Subordinated debt, net	29,112	30,486	29,518	31,527

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Pioneer Financial Services, Inc. (“PFSI”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” “intend,” “plan,” or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements included herein reflect and contain management’s current judgment and assumptions, and involve risks and uncertainties that could cause actual results, events, and performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Actual results may differ materially from those indicated in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the "Annual Report on Form 10-K") or as may be updated in our other filings with the Securities and Exchange Commission (“SEC”) from time to time. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any of these risks could cause our results to differ materially from those expressed in our forward-looking statements or have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this Quarterly Report on Form 10-Q.  These forward-looking statements are made as of the date of this filing.  We do not intend to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than as is required under the federal securities laws.

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

MCB originates consumer loans via the internet primarily to active-duty, career retired U.S. military personnel or veterans with prior loan history with us.  Military customers use loan proceeds for personal financial needs or to purchase consumer goods and services. We intend to hold these finance receivables until repaid.

Our finance receivables are unsecured, have fixed interest rates and typically have a maturity of less than 48 months. During the second quarter of fiscal 2018, the average size of a loan when acquired was $4,556 with an average term of 34 months.  A large portion of the loans we purchase are made to borrowers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

The level of our profitability is dependent upon the quality of finance receivables we are able to acquire from MCB, including repayment performance, and upon the business and economic environments in the markets where we operate and in the United States as a whole.

On January 23, 2018, the Company implemented a new loan servicing system pursuant to an agreement entered into in 2015. The implementation also included modifications to our existing loan origination system, a portion of which we continue to use. As a result of implementing the new loan servicing system in the second quarter of fiscal 2018, the Company reclassified capitalized software development costs of $3.8 million from work in process to computer software and began depreciating these costs over an estimated life of five years. Upon implementation, depreciation and certain transaction volume-based fees increased expenses by $0.6 million during the second quarter of fiscal 2018.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we seek to maintain a positive, supportive relationship with the military community.

Critical Accounting Policies

In our Annual Report on Form 10-K we identified the critical accounting policies which affect our significant estimates and assumptions used in preparing our unaudited consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K.

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

For a description of the risks associated with these loans, see "Risk Factors" set forth in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.

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

We may purchase loans from MCB if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military market.  Pursuant to the LSMS Agreement, we granted MCB rights to use our lending system; however, we retained ownership of the lending system.  Using our lending criteria, scoring model and system, MCB originates loans directly over the internet.  Loans typically have maximum terms of 48 months and had an average origination amount of $4,556 in the second quarter of fiscal 2018.  Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  Prior to April 1, 2017, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In the second quarter of fiscal 2018, we paid MCB $0.2 million in fees connected with the origination of loans compared to $0.2 million in the second quarter of fiscal 2017. See further discussion in "Loan Acquisition."

MCB uses our lending criteria and scoring model to originate loans that we subsequently purchase. Under this criteria and scoring model, in evaluating the creditworthiness of applicants, MCB primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and employment stability. MCB uses credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. Our purchasing guidelines provide that we may purchase loans originated by MCB with the FICO Score 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from MCB, we cannot predict when or whether a customer may unexpectedly leave the military or other events may occur that could result in a loan not being repaid. The average customer loan balance was $3,571 at March 31, 2018, repayable in equal monthly installments and with an average remaining term of 20 months.

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

As a customer service, we will purchase a new loan from MCB for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 45.0% of the amount of loans we purchased in the second quarter of fiscal 2018 were refinancings of outstanding loans compared to 42.9% during the second quarter of fiscal 2017.

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

For the three and six months ended March 31, 2018 and 2017, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $27.00 for each loan originated by MCB and sold to the Company (prior to April 1, 2017 a $25.00 loan origination fee for each loan was paid to MCB); (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.604% (7.25% annually) of the outstanding principal balance of finance receivables serviced as of the last day of the month (for the six months ended March 31, 2017, the monthly service fee was 0.617% (7.40% annually) of finance receivables serviced as of the last day of the month); (4) a monthly collections fee equal to 46% of amounts collected on charged-off accounts (prior to October 1, 2017 the monthly collections fee was 34% of amounts collected on charged-off accounts); and (5) a monthly fee equal to 125% of the actual cost for marketing and business development services.

To facilitate MCB’s servicing of the finance receivables, we have granted MCB: (1) the non-exclusive rights to use certain intellectual property, including our trade names and service marks; and (2) the right to use our loan servicing system and related hardware and software, including the loan servicing system implemented in January 2018. We have also granted MCB non-exclusive rights to market additional products and services to our customers. We retain all other borrower relationships.

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

Sources of Income

We generate revenues primarily from interest income and fees earned on the finance receivables purchased from MCB, which include refinanced finance receivables. We also earn revenues from debt protection fees; however, effective September 15, 2016 MCB discontinued offering the debt protection product. Therefore, our future debt protection revenues will be lower relative to historical periods as existing policies continue to run-off. For purposes of the following discussion, “revenues” means the sum of our finance income and debt protection fees.

Finance Receivables

Our finance receivables are comprised of loans purchased from MCB.  The following table details the average loan balance and the number of loans that comprise our finance receivables as of the date presented:

	March 31, 2018	September 30, 2017

Finance receivables:
Gross finance receivables balance	$222,929,335	$242,683,918
Average finance receivable balance	$3,571	$3,703
Number of finance receivables	62,429	65,541

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

The following table presents data relating to our net interest margin as of and for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(dollars in thousands)

Total finance receivables balance	$222,929	$246,064	$222,929	$246,064
Average gross finance receivables (1)	234,501	256,889	240,182	265,470
Average interest bearing liabilities (1)	138,214	167,498	142,232	174,382
Total interest income and fees	16,725	18,671	35,304	38,693
Total interest expense	2,518	2,726	5,000	5,471

Percentage of interest income and fees to average gross finance receivables (annualized)	28.5%	29.1%	29.4%	29.2%
Percentage of interest expense to average interest bearing liabilities (annualized)	7.3%	6.5%	7.0%	6.3%
Percentage of net interest margin (annualized)	24.2%	24.8%	25.2%	25.0%

(1)	Averages are computed using month-end balances and exclude any early Allotment payments.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Gross Finance Receivables.  Our gross finance receivables decreased 9.4% or $23.2 million, to $222.9 million as of March 31, 2018 from $246.1 million as of March 31, 2017. The decrease in finance receivables was due largely to reduced customer demand as well as underwriting and purchasing criteria changes made during the second and third quarters of fiscal 2017 intended to improve credit quality.

Interest Income and Fees.  Interest income and fees decreased to $16.7 million in the second quarter of fiscal 2018 from $18.7 million in the second quarter of fiscal 2017, a decrease of $2.0 million or 10.7%.  The decrease in interest income and fees was due primarily to an 8.7% decrease in average gross finance receivables to $234.5 million at March 31, 2018 from $256.9 million at March 31, 2017.

Interest Expense.  Interest expense in the second quarter of fiscal 2018 decreased 7.4% to $2.5 million compared to $2.7 million for the second quarter of fiscal 2017.  The decrease was due to a decline in average interest bearing liabilities to $138.2 million, or 17.5%, in the second quarter of fiscal 2018 compared to $167.5 million in the second quarter of fiscal 2017. The decline in average interest bearing liabilities was due to a reduction in average gross finance receivables outstanding. The decrease in interest expense was partially offset by an increase in the weighted average interest rate of our interest bearing liabilities to 7.3% during the second quarter of fiscal 2018 compared to 6.5% during the second quarter of fiscal 2017. Due to the predominantly variable rate nature of our borrowings, our cost of funds percentage will increase as the level of market interest rates increase.

Provision for Credit Losses.  The provision for credit losses in the second quarter of fiscal 2018 decreased to $3.7 million from $15.2 million in the second quarter of fiscal 2017, a decrease of $11.5 million or 75.7%.  The provision for credit losses in the second quarter of fiscal 2017 reflected an elevated level of net charge-offs as compared to the current year and an increase in the level of allowance for credit losses necessary to cover estimated inherent credit losses in our finance receivables portfolio at that time. The lower level of estimated credit losses at March 31, 2018 reflects improved credit quality measures over the past year from changes in purchasing criteria, enhanced collection efforts by MCB, a stabilization of borrower repayment patterns and a lower overall finance receivables portfolio. These factors have contributed to a decline in recency basis delinquent finance receivables.

Net charge-offs were $6.3 million in the second quarter of fiscal 2018 compared to $10.0 million in the second quarter of fiscal 2017, a decrease of $3.7 million or 37.0%.  The net charge-off ratio decreased to 10.8% for the second quarter of fiscal 2018 compared to 15.5% for the second quarter of fiscal 2017. The decrease in net charge-offs and net charge-off ratio for the second quarter of fiscal 2018 resulted from a decline in recency basis delinquent finance receivables from March 31, 2017 to March 31, 2018. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 4.5% at March 31, 2018 compared to 5.3% at March 31, 2017. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Expense.  Non-interest expense in the second quarter of fiscal 2018 was $7.8 million compared to $7.3 million for the second quarter of fiscal 2017, an increase of $0.5 million, or 6.8%.  Non-interest expense during the second quarter of fiscal 2018 increased due to a $0.6 million, or 54.5%, increase in other operating expenses primarily for depreciation and other expenses attributed to the new loan servicing system that was implemented in January 2018. Management and record keeping services decreased $0.1 million for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 primarily due to lower gross average receivable balances.

Provision for Income Taxes.  The Company’s effective tax rate was 57.2% in the second quarter of fiscal 2018 compared to 35.5% in the second quarter of fiscal 2017. The increase is primarily driven by the revaluations of our deferred tax asset to take into account certain changes resulting from the enactment of the Tax Cuts and Jobs Act signed into law on December 22, 2017. At March 31, 2018, the Company updated its quarterly analysis of estimated deferred tax asset and liability valuations. As a result of this analysis the Company recorded an additional reduction in the value of its net deferred tax asset of $0.9 million during the quarter due to changes in the estimated timing of tax benefit realization. The reduction was recorded as additional deferred income tax expense in the Company’s consolidated statement of operations and other comprehensive income for the second quarter ended March 31, 2018. For additional information related to our provision for income taxes, please see Note 5: Income Taxes in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Gross Finance Receivables. Our aggregate finance receivables decreased 9.4%, or $23.2 million, to $222.9 million on March 31, 2018 from $246.1 million on March 31, 2017. The decrease in finance receivables was due largely to reduced customer demand as well as underwriting and purchasing criteria changes made during the second and third quarters of fiscal 2017 intended to improve credit quality.

Interest Income and Fees. Interest income and fees decreased to $35.3 million in the first six months of fiscal 2018 from $38.7 million for the first six months of fiscal 2017, a decrease of $3.4 million or 8.8%. The decrease in interest income and fees was primarily due to a 9.5% decrease in average gross finance receivables. Average gross finance receivables for the first six months of fiscal 2018 was $240.2 million compared to $265.5 million for the first six months of fiscal 2017.

Interest Expense. Interest expense in the first six months of fiscal 2018 decreased 9.1% to $5.0 million compared to $5.5 million for the first six months of fiscal 2017. This decrease was due to a decrease in average interest bearing liabilities to $142.2 million, or 18.5%, for the first six months of fiscal 2018 compared to $174.4 million for the first six months of fiscal 2017. The decline in average interest bearing liabilities was due to a reduction in average gross finance receivables outstanding. The decrease in interest expense was partially offset by an increase in the weighted average interest rate of our interest bearing liabilities to 7.0% during the first six months of fiscal 2018 compared to 6.3% during the first six months of fiscal 2017. Due to the predominantly variable rate nature of our borrowings, our cost of funds percentage will increase as the level of market interest rates increases.

Provision for Credit Losses. The provision for credit losses in the first six months of fiscal 2018 decreased to $9.0 million from $25.0 million in the first six months of fiscal 2017, a decrease of $16.0 million, or 64.0%. The provision for credit losses in the first six months of fiscal 2017 reflected an elevated level of net charge-offs as compared to the current year and an increase in the level of allowance for credit losses necessary to cover estimated inherent credit losses in our finance receivables portfolio at that time. The lower level of estimated credit losses at March 31, 2018 reflects improved credit quality measures over the past year from changes in purchasing criteria, enhanced collection efforts by MCB, a stabilization of borrower repayment patterns and a lower overall finance receivables portfolio. These factors have contributed to a decline in recency basis delinquent finance receivables.

Net charge-offs were $13.1 million for the first six months of fiscal 2018 compared to $18.5 million for the first six months of fiscal 2017, a decrease of $5.4 million or 29.2%. The net charge-off ratio decreased to 10.9% for the first six months of fiscal 2018 compared to 14.0% for the first six months of fiscal 2017. The decrease in net charge-offs and net charge-off ratio for the first six months of fiscal 2018 resulted from a decline in recency basis delinquent finance receivables from March 31, 2017 to March 31, 2018. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 4.5% at March 31, 2018 compared to 5.3% at March 31, 2017. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-interest expense. Non-interest expense in the first six months of fiscal 2018 was $15.0 million compared to $14.9 million for the first six months of fiscal 2017, an increase of $0.1 million or 0.7%. Non-interest expense during the first six months of fiscal 2018 increased due to a $0.6 million, or 28.6%, increase in other operating expenses primarily for depreciation and other expenses attributed to the new loan servicing system that was implemented in January 2018. The increase in non-interest expense was partially offset by a $0.5 million decrease in management and record keeping services fees, the result of a 9.5% decline in average finance receivables and a reduced monthly servicing fee under the LSMS Agreement.

Provision for Income Taxes. The Company’s effective tax rate was 98.2% in the first six months of fiscal 2018 compared to 35.5% in the first six months of fiscal 2017, or an increase of 62.7%. The increase is primarily driven by the revaluations of our deferred tax asset to take into account certain changes resulting from the enactment of the Tax Cuts and Jobs Act signed into law on December 22, 2017. As a result of the reduction in the corporate income tax rate, the Company revalued its deferred tax assets and liabilities to reflect the reduction in the expected tax effects resulting from the lower corporate income tax rate. The revaluation resulted in a $4.6 million reduction in the value of its net deferred tax asset for the six months ended March 31, 2018. The deferred tax asset reduction was recorded as additional deferred income tax expense in the Company’s consolidated statement of operations and other comprehensive income for the six months ended March 31, 2018. For additional information related to our provision for income taxes, please see Note 5: Income Taxes in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Delinquency Experience

Our customers are required to make monthly payments of interest and principal.  Our servicer, MCB, under our supervision, analyzes customer delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days. Recency delinquent finance receivables decreased to 4.5% of gross finance receivables at March 31, 2018 from 4.5% at September 30, 2017 and 5.3% at March 31, 2017. The decrease in recency delinquent finance receivables from March 31, 2017 is attributed to enhanced collection efforts by MCB in fiscal 2018, a stabilization of borrower repayment patterns and elevated charge-offs of delinquent accounts during fiscal 2017. Changes in recency delinquency balances are generally a leading indicator of the level and direction of future charge-offs. Finance receivables charged-off were $15.7 million for the first six months of fiscal 2018 compared to $20.8 million for the first six months of fiscal 2017.

The following table sets forth our delinquency experience as of the end of the dates presented for loans for which payments are 60 days or more past due, on a recency basis.

	March 31, 2018	September 30, 2017	March 31, 2017
	(dollars in thousands)

Gross finance receivables	$222,929	$242,684	$246,064
Gross finance receivables balances 60 days or more past due	10,095	10,812	13,140
Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables	4.5%	4.5%	5.3%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivables portfolio. To estimate the allowance for credit losses, we utilize a statistical model based on potential credit risk trends incorporating historical factors.  The model results and management’s judgment are used to estimate inherent losses in the finance receivables portfolio and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, customers’ loan repayment behavior, current or future military deployments and completion of military service prior to repayment of a loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term and that actual credit losses could be materially different from our estimates. For a description of the risks associated with these finance receivables, see Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for additional discussion of risks associated with our finance receivables and business.

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

Former Military.  As of March 31, 2018 and March 31, 2017, we had approximately $17.7 million or 8.0% of our total portfolio, and $19.8 million or 7.3% of our total portfolio, respectively, from customers who separated from the military prior to repaying their loan. Finance receivable net charge-offs from customers who separated from the military, were $2.7 million and represented 43.1% of net charge-offs in the second quarter of fiscal 2018 compared to $3.5 million and 40.8% in the second quarter of fiscal 2017.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables and net charge-offs as of and for the periods presented. For additional information related to our allowance for credit losses, please see Note 2: Finance Receivables in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2018	2017	2018	2017
	(dollars in thousands)

Allowance as a percentage of total finance receivables	13.3%	15.0%	13.3%	15.0%
Average gross finance receivables (1)	$234,501	$256,889	$240,182	$265,470
Percentage of net charge-offs to average gross finance receivables (annualized)	10.8%	15.5%	10.9%	14.0%

(1)	Averages are computed using month-end balances and exclude any early Allotment payments.

The allowance for credit losses at March 31, 2018 decreased to $29.7 million from $36.8 million at March 31, 2017. The decrease in the allowance for credit losses is due to a decrease in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio. In the first half of fiscal 2017 we experienced increased levels of past due loans as a percentage of the finance receivables portfolio and elevated net charge-offs relative to fiscal 2016. MCB, as the servicer of our finance receivables portfolio, took steps during fiscal 2017 to mitigate this increase through enhancements to collection efforts, along with changes in underwriting, and we made changes to our purchasing criteria. During the second half of fiscal 2017 and the first six months of fiscal 2018 we experienced declining levels of past due loans as a percentage of the gross finance receivables portfolio as compared to the first half of fiscal 2017. Although such levels of past due loans declined during the first six months of fiscal 2018, our finance receivables portfolio remains sensitive to changes in customers’ loan repayment patterns that could lead to increased credit losses. Until such improvements in past due loan levels are sustained, we believe it is appropriate to maintain the allowance for credit losses as a percentage of finance receivables at an elevated level relative to historical periods. The allowance for credit losses, as a percentage of total finance receivables, as of September 30, 2017, 2016 and 2015 was 13.9%, 10.8% and 10.3%, respectively.

Loan Acquisition

Finance receivable growth is an important factor in determining our future revenues.  We are dependent upon MCB to increase its originations and on having sufficient funding for our future growth.  Finance receivables purchased (including refinancings) during the first six months of fiscal 2018 were $103.8 million compared to $101.5 million during the first six months of fiscal 2017.

The following table sets forth our overall finance receivable purchases, including those refinanced, as of and for the periods presented:

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2018	2017	2018	2017

Finance receivables purchased:
Gross finance receivables balance	$39,044,073	$36,881,231	$103,791,735	$101,462,849
Number of finance receivable loans	8,570	8,376	22,781	22,332
Average finance receivable amount at time of purchase	$4,556	$4,403	$4,556	$4,543

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase consumer finance receivables from MCB and pay MCB for services performed under the LSMS Agreement.  We use borrowings to fund the difference, if any, between the cash used to purchase finance receivables and pay operating expenses and the cash generated from loan repayments, interest income and fees. Cash used in financing activities was $17.9 million, which was funded from $15.1 million in operating activities and $3.9 million from investing activities in the first six months of fiscal 2018. Cash used in financing activities was $33.3 million, which was funded by operating activities of $22.8 million and investing activities of $14.0 million in the first six months of fiscal 2017. Financing activities primarily consist of borrowing and repayments of debt incurred under our senior revolving credit facility.

The majority of our liquidity requirements are obtained through our senior revolving credit facility. Additional sources of funds may be generated through repayments of finance receivables, sales of subordinated debt and borrowings from MCFC. For additional information related to our borrowings, please see Note 4: Borrowings in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2018, our credit facility had a 74.5% utilization, which may restrict our ability to purchase finance receivables in the future. As of March 31, 2018, we could request up to $33.5 million in additional funds and remain in compliance with the terms of the Credit Agreement.  If we cannot secure new borrowings to the extent the Company believes additional borrowings would be advisable, or increase borrowing availability under our Credit Agreement, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

Total borrowings and availability under the Credit Agreement as of March 31, 2018 and September 30, 2017, consisted of the following amounts as of the dates presented:

	March 31, 2018	September 30, 2017
	(dollars in thousands)

Revolving credit line:
Total facility	$170,000	$170,000
Gross balance, end of period	98,000	115,000
Maximum available credit	72,000	55,000
Credit facility available (1)	33,513	21,424
Percent utilization of the total facility	74.5%	84.3%

(1)	Under the Credit Agreement, credit facility available is limited by the borrowing base.

Off-Balance Sheet Arrangements. At March 31, 2018 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our shareholder, lenders and subordinated debt holders.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2018, does not differ materially from that discussed under Item 7A of the Annual Report on Form 10-K. As of March 31, 2018, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates. Our revolving credit line borrowings under our Credit Agreement are divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). We are subject to interest rate sensitivity on our LIBOR and Base Rate borrowings. As of March 31, 2018, $94.0 million of LIBOR borrowings were outstanding with an interest rate of 6.07%. As of March 31, 2018, $4.0 million of Base Rate borrowings were outstanding with an interest rate of 8.00%. As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at March 31, 2018 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $58 thousand at March 31, 2018 and $97 thousand at September 30, 2017. Assuming $94.0 million in LIBOR annual average borrowings, a 50 basis point increase in the 30 day LIBOR index rate would increase annual interest expense approximately $470 thousand. Assuming $4.0 million in Base Rate annual average borrowings, a 50 basis point increase in the prime rate would increase annual interest expense approximately $20 thousand.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  Except as noted below, there were no changes in our internal controls over financial reporting identified in connection with management's evaluation that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

During the second quarter of fiscal 2018 we implemented a new loan servicing system. The new system operates on a platform designed by Fiserv Solutions, LLC and replaced a substantial portion of the Daybreak core loan servicing software platform. The new system was subject to various testing and review procedures before, during and after implementation. As a result of this implementation, we have experienced certain changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of the risks related to the implementation of new systems, see Part I, Item 1A. Risk Factors - "Failure of third-party systems on which we rely could adversely affect our business." in our Annual Report on Form 10-K.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. During the period covered by this Quarterly Report on Form 10-Q, there were no legal proceedings brought against the Company nor were there material changes in current legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

ITEM 1A.  Risk Factors

In our Annual Report on Form 10-K we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 14, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended March 31, 2018 and March 31, 2017 (ii) the Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017, (iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and March 31, 2017 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	May 14, 2018
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	May 14, 2018
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)