Form 10-Q
period 2018-06-30
PIONEER FINANCIAL SERVICES INC
filed 2018-08-13
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2018
Common Stock, no par value	One Share
As of August 13, 2018, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of June 30, 2018 and September 30, 2017
(unaudited)

	June 30, 2018	September 30, 2017
	(dollars in thousands)

ASSETS

Cash and cash equivalents	$8,630	$7,235
Gross finance receivables	227,381	242,684
Less:
Advanced finance receivable payments	—	(2,068)
Unearned fees, debt protection claims and policy reserves	(7,605)	(7,450)
Allowance for credit losses	(28,886)	(33,725)
Finance receivables, net	190,890	199,441

Furniture and equipment, net	4,224	4,114
Deferred tax asset, net	6,329	12,982
Prepaid and other assets	2,981	3,069

Total assets	$213,054	$226,841

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$97,779	$114,447
Subordinated debt, net	29,143	29,518
Accounts payable and other liabilities	7,929	5,639
Total liabilities	134,851	149,604

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	95,416	95,416
Retained deficit	(17,213)	(18,179)

Total stockholder’s equity	78,203	77,237

Total liabilities and stockholder’s equity	$213,054	$226,841

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations and Other Comprehensive Income
For the three and nine months ended June 30, 2018 and 2017
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Interest income and fees	$17,156	$17,986	$52,460	$56,679

Interest expense	2,456	2,602	7,456	8,073

Net interest income before provision for credit losses	14,700	15,384	45,004	48,606
Provision for credit losses	5,265	5,940	14,306	30,930
Net interest income	9,435	9,444	30,698	17,676

Total non-interest (loss)/income	(5)	44	116	224

Non-interest expense
Management and record keeping services	6,273	5,708	18,519	18,430
Other operating expenses	1,785	1,021	4,579	3,159
Total non-interest expense	8,058	6,729	23,098	21,589

Income/(loss) before income taxes	1,372	2,759	7,716	(3,689)
Provision/(benefit) for income taxes	315	1,007	6,545	(1,281)
Net income/(loss) and other comprehensive income/(loss)	$1,057	$1,752	$1,171	$(2,408)

Net income/(loss) per share, basic and diluted (1)	$1,057	$1,752	$1,171	$(2,408)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the nine months ended June 30, 2018 and 2017
(unaudited)

	Total	Common Stock	Retained Deficit
	(dollars in thousands)

Balance, September 30, 2016	$78,735	$95,416	$(16,681)

Net loss and other comprehensive loss	(2,408)	—	(2,408)
Dividends declared and paid to parent (1)	(1,909)	—	(1,909)

Balance, June 30, 2017	$74,418	$95,416	$(20,998)

Balance, September 30, 2017	$77,237	$95,416	$(18,179)

Net income and other comprehensive income	1,171	—	1,171
Dividends declared and paid to parent (1)	(205)	—	(205)

Balance, June 30, 2018	$78,203	$95,416	$(17,213)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the nine months ended June 30, 2018 and 2017
(unaudited)

	Nine Months Ended June 30,
	2018	2017
	(dollars in thousands)

Cash flows from operating activities:
Net income/(loss)	$1,171	$(2,408)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for credit losses	14,306	30,930
Depreciation and amortization	971	591
Deferred income taxes	6,653	679
Interest accrued on investment notes	597	895
Changes in:
Accounts payable and other liabilities	1,651	386
Unearned debt protection fees	(641)	(1,938)
Prepaid and other assets	88	2,301

Net cash provided by operating activities	24,796	31,436

Cash flows from investing activities:
Finance receivables purchased from affiliate, net of customer repayments	(5,114)	10,324
Capital expenditures	(110)	(818)

Net cash (used in)/provided by investing activities	(5,224)	9,506

Cash flows from financing activities:
Borrowings under lines of credit	40,000	15,000
Repayments under lines of credit	(57,000)	(48,000)
Proceeds from other borrowings	—	3,010
Repayment of other borrowings	(972)	(7,172)
Dividends paid to parent	(205)	(1,909)

Net cash used in financing activities	(18,177)	(39,071)

Net increase in cash	1,395	1,871

Cash and cash equivalents, Beginning of period	7,235	11,318

Cash and cash equivalents, End of period	$8,630	$13,189

Additional cash flow information:
Interest paid	$8,043	$7,502
Income taxes paid/(refunded)	1,457	(1,714)
Fixed assets in accounts payable and other liabilities	639	—
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2018 and September 30, 2017 and for the three and nine months ended June 30, 2018 and June 30, 2017
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

Sale of MidCountry Bank

On June 11, 2018, MCFC and MCB entered into an agreement to sell MCB to MidCountry Acquisition Corp., a company formed by a third party to purchase MCB (the “MidCountry Bank Sale”). Also on June 11, 2018, the Company entered into Amendment No. 3 to Credit Agreement with Consent (the “Amendment”) to the Credit Agreement dated as of December 23, 2015, as amended (the “Credit Agreement”), by and among the Company and various financial institutions (the "Lenders"). The Amendment provided consent from the Company's Lenders to the sale of MCB by MCFC to MidCountry Acquisition Corp., and amends certain definitions and provisions of the Credit Agreement to accommodate the MidCountry Bank Sale. The MidCountry Bank Sale is expected to be completed on or before November 30, 2018 and is subject to customary closing conditions. Upon the close of the sale of MCB, the Company will enter into a new Loan Servicing and Marketing Agreement (“New LSMS Agreement”) with MCB to govern the terms of future originations, purchases and servicing of finance receivables. Under the New LSMS Agreement, MCB will be contractually required to perform the same services currently provided to the Company under the LSMS Agreement discussed in Note 3.

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

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel.  During the third quarter of fiscal 2018, we purchased $67.8 million of loans from MCB compared to $59.1 million during the third quarter of fiscal 2017. Approximately 43.3% of the amount of loans we purchased in the third quarter of fiscal 2018 were refinancings of outstanding loans compared to 45.8% during the third quarter of fiscal 2017.

In the normal course of business, we receive a portion of customer loan payments through the Federal Government Allotment System ("Allotment") on the first day of each month.  If the first day of the month falls on a weekend or holiday, Allotment payments are received on the last business day of the preceding month.  Prior to converting to a new loan servicing system in January 2018, these payments were not able to be applied to customers’ accounts prior to the balance sheet date, therefore these payments are reflected as advanced finance receivable payments.  On September 30, 2017, we collected $3.5 million in customer loan Allotment payments in advance of the payment due date of October 1, 2017. These Allotment payments are reflected on the balance sheet as advanced finance receivable payments and as a reduction of net finance receivables of $2.1 million and the corresponding accrued interest receivable of $1.4 million.

The following table presents finance receivables as of the dates presented:

	June 30, 2018	September 30, 2017
	(dollars in thousands)

Finance Receivables:
Gross finance receivables	$227,381	$242,684

Less:
Advanced finance receivable payments	—	(2,068)
Gross finance receivables less advanced finance receivable payments	227,381	240,616

Less:
Net deferred loan fees	(7,140)	(5,949)
Unearned debt protection fees	(218)	(859)
Debt protection claims and policy reserves	(247)	(642)
Total unearned fees, debt protection claims and policy reserves	(7,605)	(7,450)

Finance receivables - net of unearned fees, debt protection claims and policy reserves	219,776	233,166

Allowance for credit losses	(28,886)	(33,725)

Net finance receivables	$190,890	$199,441

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables for the periods presented:

	Three Months Ended June 30,
	2018	2017
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$29,675	$36,825
Finance receivables charged-off	(7,276)	(8,571)
Recoveries	1,222	1,131
Provision for credit losses	5,265	5,940
Balance, end of period	$28,886	$35,325

	Nine Months Ended June 30,
	2018	2017
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$33,725	$30,374
Finance receivables charged-off	(22,982)	(29,350)
Recoveries	3,837	3,371
Provision for credit losses	14,306	30,930
Balance, end of period	$28,886	$35,325

Finance receivables:	$227,381	$242,895
Allowance for credit losses	(28,886)	(35,325)
Net finance receivables	$198,495	$207,570

Interest income is suspended and the accrued interest reversed when three full payments (95% or more of the contracted payment amount) have not been received for performing loans that become non-performing. The Company has experience with borrowers periodically missing payments during times of financial hardship; however, these missed payments do not necessarily render loans uncollectible. Non-accrual status, therefore, does not mean that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing loans represent those finance receivables where the accrual of interest income has been suspended and the accrued interest reversed. As of June 30, 2018, we had $12.7 million in non-performing loans, compared to $15.5 million as of September 30, 2017.

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

	June 30, 2018	September 30, 2017
	(dollars in thousands)

Performing	$214,667	$227,167
Non-performing	12,714	15,517
Gross finance receivables	$227,381	$242,684
Non-performing finance receivables as a percent of gross finance receivables	5.59%	6.39%

As of June 30, 2018 and September 30, 2017, past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	As of June 30, 2018
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$3,433	$6,856	$10,289	$217,092	$227,381

	Age Analysis of Past Due Finance Receivables
	As of September 30, 2017
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables	$2,485	$8,327	$10,812	$231,872	$242,684

Additionally, we employ purchasing criteria developed from our past customer repayment experience. The purchasing criteria are periodically evaluated based on current portfolio performance.  These criteria require the following:

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

NOTE 3: RELATED PARTY TRANSACTIONS

On December 23, 2015, we entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement, as amended ("LSMS Agreement"), with MCB. Under the LSMS Agreement, we buy certain loans that MCB originates and receive ongoing record keeping services from MCB. We also receive certain management and other administrative services from MCFC. The LSMS Agreement will be superseded and replaced by the New LSMS Agreement upon consummation of the MidCountry Bank Sale, at which point MCB will no longer be a related party to MCFC or the Company.

The following table represents the related party transactions associated with the LSMS Agreement and other related party transactions for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Loan purchasing:
Loans purchased from MCB, net	$35,037	$29,905	$86,931	$83,469

Management and record keeping services:
Servicing fee paid to MCB (1)	$4,864	$4,797	$15,059	$15,576
Special services fee paid to MCB (2)	1,240	743	2,926	2,339
Base fee paid to MCB (3)	125	125	375	375
Indirect cost allocation fees paid to MCFC	44	43	159	140
Total management and record keeping services	$6,273	$5,708	$18,519	$18,430

Other transactions:
Fees paid to MCB in connection with loans purchased (4)	$384	$354	$1,000	$912
Tax (refunds)/payments (from)/to MCFC	(712)	(479)	1,457	(1,714)
Dividends paid to MCFC	—	—	205	1,909
Direct cost allocations paid to MCFC	303	254	906	899

(1)
For the nine months ended June 30, 2018, the servicing fee paid to MCB under the LSMS Agreement was 0.604% per month of the outstanding loan principal and the monthly collections fee was 46% of amounts collected on charged-off accounts. Effective May 1, 2017 through September 30, 2017, the servicing fee paid to MCB under the LSMS Agreement was 0.567% per month of the outstanding loan principal. Prior to May 1, 2017, the servicing fee paid to MCB under the LSMS Agreement was 0.617% per month of the outstanding loan principal. For the nine months ended June 30, 2017, the monthly collections fee was 34% of amounts collected on charged-off accounts.

(2)
For the nine months ended June 30, 2018, the fees for special services under the LSMS Agreement were at a rate of 125% of the cost of such services incurred by MCB. Effective March 1, 2017 through September 30, 2017, the fees for special services under the LSMS Agreement were at a rate of 115% of the cost of such services incurred by MCB. Prior to March 1, 2017, the fees for special services under the LSMS Agreement were at a rate of 125% of the cost of such services incurred by MCB.

(3)	The annual base fee is $500,000 and payable monthly to MCB.

(4)
Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  Prior to April 1, 2017, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.

NOTE 4:  BORROWINGS

Revolving Credit Line - Banks

The Company entered into the Credit Agreement on December 23, 2015, as subsequently amended, with the Lenders. Subject to the terms of the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million whereby the Company may periodically borrow and repay funds as needed.

Borrowing availability under the revolving credit facility is limited to eligible receivables (the "Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of June 30, 2018 and September 30, 2017, the Company's Borrowing Base and available revolving credit line was $136.3 million and $136.4 million, respectively. Outstanding borrowings under the Credit Agreement at June 30, 2018 were $98.0 million bearing a weighted average interest rate of 6.40%. Of the outstanding borrowings at June 30, 2018, $95.0 million were LIBOR borrowings with a 6.34% interest rate while the remaining $3.0 million were Base Rate borrowings with an 8.25% interest rate. Outstanding LIBOR borrowings under the Credit Agreement at September 30, 2017 were $115.0 million bearing an interest rate of 5.48%. There were no Base Rate borrowings at September 30, 2017. In addition, we pay the Lenders a 50 basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. For the three months ended June 30, 2018 and 2017 non-use fees were $87 thousand and $53 thousand, respectively.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at June 30, 2018 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $39 thousand at June 30, 2018 and $97 thousand at September 30, 2017.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company, and will terminate on December 21, 2018, unless renewed or extended before then, or earlier if certain events occur, as noted below.

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

Subordinated Debt

Investment Notes

We have subordinated borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $19.6 million at June 30, 2018, and $19.7 million at September 30, 2017.  These investment notes are nonredeemable by the holders before maturity, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $51,906 and $51,097, with a weighted average interest rate of 9.32% and 9.20% at June 30, 2018 and September 30, 2017, respectively.

Subordinated Debentures

At June 30, 2018 and September 30, 2017, the Company had subordinated debentures outstanding of $9.6 million and $9.8 million, respectively. The debentures have maturities at issuance ranging from one to four years and bear interest rates between 5.50% and 8.00%. The average subordinated debenture payable was $80,462 and $78,360, with a weighted average interest rate of 7.63% and 7.60% at June 30, 2018 and September 30, 2017, respectively.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion, dependent upon the availability of funds from MCFC and is due upon demand.  Interest on borrowings is payable monthly and is based on prime or 5.5%, whichever is greater.  As of June 30, 2018 and September 30, 2017 the outstanding balance under this line of credit was zero.

Contractual Maturities

A summary of contractual maturities for the revolving credit line and subordinated debt as of June 30, 2018 is as follows. The revolving credit line maturities exclude unamortized debt issuance costs of $0.2 million

	Revolving Credit Line - Banks	Subordinated Debt	Total
Year Ending September 30,	(dollars in thousands)

2018	$—	$46	$46
2019	98,000	5,493	103,493
2020	—	5,668	5,668
2021	—	10,562	10,562
2022	—	5,127	5,127
2023 and beyond	—	2,247	2,247
Total	$98,000	$29,143	$127,143

NOTE 5: INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. The Act reduced the corporate income tax rate from a maximum of 35% to a flat 21% rate effective on January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its deferred tax assets and liabilities to reflect the reduction in the estimated tax effects resulting from the lower corporate income tax rate. The revaluation resulted in a $4.7 million reduction in the value of its net deferred tax asset, which was primarily due to a reduction in tax benefits associated with the allowance for credit losses. The reduction was recorded as additional deferred income tax expense in the Company’s consolidated statement of operations and other comprehensive income in the first nine months of fiscal 2018.

The provision for income taxes for the three and nine months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended June 30, 2018
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$(23)	$(97)	$—	$(120)
Deferred	396	37	2	435
Total	$373	$(60)	$2	$315

	Three Months Ended June 30, 2017
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$229	$4	$—	$233
Deferred	722	54	(2)	774
Total	$951	$58	$(2)	$1,007

	Nine Months Ended June 30, 2018
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$164	$(272)	$—	$(108)
Deferred	6,554	89	10	6,653
Total	$6,718	$(183)	$10	$6,545

	Nine Months Ended June 30, 2017
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$(1,969)	$9	$—	$(1,960)
Deferred	662	19	(2)	$679
Total	$(1,307)	$28	$(2)	$(1,281)

The actual income tax expense for the three and nine months ended June 30, 2018 and 2017 differs from the computed ‘expected’ income tax expense (benefit) for those periods (computed by applying the currently applicable consolidated United States federal corporate tax rates to income before income taxes) as noted in the following table.

	Three Months Ended June 30,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(dollars in thousands)
Computed ‘expected’ income tax expense/(benefit)	$336	$966	$1,893	(1,291)
State tax (net of federal tax benefit)	(36)	56	(15)	19
Deferred tax asset revaluation	—	—	4,643	—
Other	15	(15)	24	(9)
Total	$315	$1,007	$6,545	$(1,281)

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2018 and September 30, 2017 are presented below:

	June 30, 2018	September 30, 2017
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$6,503	$12,220
Unearned insurance reserves	104	424
Accrued expenses	73	126
State net operating losses and credits	52	43
Other	345	418
Total deferred tax assets	7,077	13,231
Valuation allowance	(49)	(39)
Deferred tax assets, net of valuation allowance	7,028	13,192

Deferred tax liabilities:
Depreciation	538	120
Other	161	90
Total deferred tax liabilities	699	210

Net deferred tax assets	$6,329	$12,982

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

For the first nine months of fiscal 2018 and the fiscal year ended September 30, 2017 there were no significant transfers into or out of Levels 1, 2 or 3.

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

The carrying amounts and estimated fair values of our financial instruments at June 30, 2018 and September 30, 2017 are as follows:

	June 30, 2018		September 30, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$8,630	$8,630	$7,235	$7,235
Finance receivables, net	190,890	189,753	199,441	196,456

Financial liabilities:
Revolving credit line - banks, net	97,779	97,779	114,447	114,447
Subordinated debt, net	29,143	30,251	29,518	31,527

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Pioneer Financial Services, Inc. (“PFSI”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” “intend,” “plan,” or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements included herein reflect and contain management’s current judgment and assumptions, and involve risks and uncertainties that could cause actual results, events, and performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Actual results may differ materially from those indicated in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the "Annual Report on Form 10-K"), in Item 1A of Part II in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, or as may be updated in our other filings with the Securities and Exchange Commission (“SEC”) from time to time. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any of these risks could cause our results to differ materially from those expressed in our forward-looking statements or have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this Quarterly Report on Form 10-Q.  These forward-looking statements are made as of the date of this filing.  We do not intend to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than as is required under the federal securities laws.

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

Our finance receivables are unsecured, have fixed interest rates and typically have a maturity of less than 48 months. During the third quarter of fiscal 2018, the average size of a loan when acquired was $4,766 with an average term of 34 months.  A large portion of the loans we purchase are made to borrowers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

Sale of MidCountry Bank

On June 11, 2018, MCFC and MCB entered into an agreement to sell MCB to MidCountry Acquisition Corp., a company formed by a third party to purchase MCB (the “MidCountry Bank Sale”). Also on June 11, 2018, the Company entered into Amendment No. 3 to Credit Agreement with Consent (the “Amendment”) to the Credit Agreement dated as of December 23, 2015, as amended (the “Credit Agreement”), by and among the Company and various financial institutions (the "Lenders"). The Amendment provided consent from the Company's Lenders to the sale of MCB by MCFC to MidCountry Acquisition Corp., and amends certain definitions and provisions of the Credit Agreement to accommodate the MidCountry Bank Sale. The MidCountry Bank Sale is expected to be completed on or before November 30, 2018 and is subject to customary closing conditions. Upon the close of the sale of MCB, the Company will enter into a new Loan Servicing and Marketing Agreement (“New LSMS Agreement”) with MCB to govern the terms of future originations, purchases and servicing of finance receivables. Under the New LSMS Agreement, MCB will be contractually required to perform the same services currently provided to the Company under the LSMS Agreement discussed in Note 3.

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

We may purchase loans from MCB if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military market.  Pursuant to the LSMS Agreement, we granted MCB rights to use our lending system; however, we retained ownership of the lending system.  Using our lending criteria, scoring model and system, MCB originates loans directly over the internet.  Loans typically have maximum terms of 48 months and had an average origination amount of $4,766 in the third quarter of fiscal 2018.  Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  Prior to April 1, 2017, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In the third quarter of fiscal 2018, we paid MCB $0.4 million in loan origination fees compared to $0.4 million in the third quarter of fiscal 2017. See further discussion in "Loan Acquisition."

MCB uses our lending criteria and scoring model to originate loans that we subsequently purchase. Under this criteria and scoring model, in evaluating the creditworthiness of applicants, MCB primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and employment stability. MCB uses credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. Our purchasing guidelines provide that we may purchase loans originated by MCB with the FICO Score 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from MCB, we cannot predict when or whether a customer may unexpectedly leave the military or other events may occur that could result in a loan not being repaid. The average customer loan balance was $3,673 at June 30, 2018, repayable in equal monthly installments and with an average remaining term of 20 months.

A risk in all consumer lending is the customer’s unwillingness or inability to repay obligations. Unwillingness to repay is usually evidenced by a consumer’s historical credit repayment record.  An inability to repay occurs after initial credit evaluation and funding and usually results from lower income due to early separation from the military or reduction in rank, major medical expenses, or divorce.  Occasionally, these types of events are so economically severe that the customer files for protection under the bankruptcy laws.  Underwriting guidelines are used at the time the customer applies for a loan to reduce the risk of originating loans where the customer is unwilling or unable to repay.  These guidelines are developed from past customer credit repayment experience and are periodically revalidated based on current portfolio performance.  We purchase loans made by MCB to consumers that meet our purchase criteria.  The amount and interest rate of the loans purchased are set by MCB based upon these underwriting guidelines considering the estimated credit risk assumed.

As a customer service, we will purchase a new loan from MCB for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 43.3% of the amount of loans we purchased in the third quarter of fiscal 2018 were refinancings of outstanding loans compared to 45.8% during the third quarter of fiscal 2017.

Management and Record Keeping Services

MCB provides management and record keeping services for us pursuant to the LSMS Agreement.  MCB services our finance receivables and we pay fees to MCB for these management and record keeping services, the scope and level of which are governed by the LSMS Agreement. Also, as part of its compensation for performing these management and record keeping services, MCB retains a portion of ancillary revenue, including late charges and insufficient funds fees, associated with these finance receivables.

For the three and nine months ended June 30, 2018 and 2017, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $27.00 for each loan originated by MCB and sold to the Company (prior to April 1, 2017 a $25.00 loan origination fee for each loan was paid to MCB); (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.604% (7.25% annually) of the outstanding principal balance of finance receivables serviced as of the last day of the month (from October 1, 2016 through April 30, 2017, the monthly servicing fee was 0.617% (7.40% annually) and from May 1, 2017 to September 30, 2017, the monthly service fee was 0.567% (6.80% annually) of finance receivables serviced as of the last day of the month); (4) a monthly collections fee equal to 46% of amounts collected on charged-off accounts (prior to October 1, 2017 the monthly collections fee was 34% of amounts collected on charged-off accounts); and (5) a monthly fee equal to 125% of the actual cost for marketing and business development services (for the period from March 1, 2017 to September 30, 2017, the monthly fee was equal to 115% of the actual cost for marketing and business development services).

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

Finance Receivables

Our finance receivables are comprised of loans purchased from MCB.  The following table details the average loan balance and the number of loans that comprise our finance receivables as of the date presented:

	June 30, 2018	September 30, 2017

Finance receivables:
Gross finance receivables balance	$227,380,512	$242,683,918
Average finance receivable balance	$3,673	$3,703
Number of finance receivables	61,899	65,541

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

The following table presents data relating to our net interest margin as of and for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Total finance receivables balance	$227,381	$242,895	$227,381	$242,895
Average gross finance receivables (1)	230,035	245,838	236,799	258,926
Average interest bearing liabilities (1)	130,176	155,075	138,213	167,946
Total interest income and fees	17,156	17,986	52,460	56,679
Total interest expense	2,456	2,602	7,456	8,073

Percentage of interest income and fees to average gross finance receivables (annualized)	29.8%	29.3%	29.5%	29.2%
Percentage of interest expense to average interest bearing liabilities (annualized)	7.5%	6.7%	7.2%	6.4%
Percentage of net interest margin (annualized)	25.6%	25.0%	25.3%	25.0%

(1)	Averages are computed using month-end balances and exclude any early Allotment payments.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Gross Finance Receivables.  Our gross finance receivables decreased 6.4% or $15.5 million, to $227.4 million as of June 30, 2018 from $242.9 million as of June 30, 2017. The decrease in finance receivables was due largely to reduced customer demand as well as underwriting and purchasing criteria changes made during the second and third quarters of fiscal 2017 intended to improve credit quality.

Interest Income and Fees.  Interest income and fees decreased to $17.2 million in the third quarter of fiscal 2018 from $18.0 million in the third quarter of fiscal 2017, a decrease of $0.8 million or 4.4%.  The decrease in interest income and fees was due primarily to a 6.4% decrease in average gross finance receivables to $230.0 million at June 30, 2018 from $245.8 million at June 30, 2017.

Interest Expense.  Interest expense in the third quarter of fiscal 2018 decreased 3.8% to $2.5 million compared to $2.6 million for the third quarter of fiscal 2017.  The decrease was due to a decline in average interest bearing liabilities to $130.2 million in the third quarter of fiscal 2018 compared to $155.1 million in the third quarter of fiscal 2017. The decline in average interest bearing liabilities was due to a reduction in average gross finance receivables outstanding. The decrease in interest expense was partially offset by an increase in the weighted average interest rate of our interest bearing liabilities to 7.5% during the third quarter of fiscal 2018 compared to 6.7% during the third quarter of fiscal 2017. Due to the predominantly variable rate nature of our borrowings, our cost of funds percentage increases as the level of market interest rates increase.

Provision for Credit Losses.  The provision for credit losses in the third quarter of fiscal 2018 decreased to $5.3 million from $5.9 million in the third quarter of fiscal 2017, a decrease of $0.6 million or 10.2%.  The provision for credit losses in the third quarter of fiscal 2017 reflected an elevated level of net charge-offs as compared to the current year and an elevated level of allowance for credit losses necessary to cover estimated inherent credit losses in our finance receivables portfolio at that time. The lower level of estimated credit losses at June 30, 2018 reflects improved credit quality measures over the past year from changes in purchasing criteria, enhanced collection efforts by MCB, a stabilization of borrower repayment patterns and a lower overall finance receivables portfolio.

Net charge-offs were $6.1 million in the third quarter of fiscal 2018 compared to $7.4 million in the third quarter of fiscal 2017, a decrease of $1.3 million or 17.6%.  The net charge-off ratio decreased to 10.5% for the third quarter of fiscal 2018 compared to 12.1% for the third quarter of fiscal 2017. The decrease in net charge-offs and net charge-off ratio for the third quarter of fiscal 2018 resulted from a declining trend in recency basis delinquent finance receivables between March 31, 2017 and June 30, 2018. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 4.5% at June 30, 2018 compared to 4.0% at June 30, 2017 and 5.3% at March 31, 2017. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Expense.  Non-interest expense in the third quarter of fiscal 2018 was $8.1 million compared to $6.7 million for the third quarter of fiscal 2017, an increase of $1.4 million, or 20.9%.  Non-interest expense during the third quarter of fiscal 2018 increased due to a $0.8 million, or 80.0%, increase in other operating expenses primarily for depreciation and other expenses attributed to the new loan servicing system that was implemented in January 2018. In addition, management and record keeping services increased $0.6 million for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 primarily due to an increase in the monthly special services fee under the LSMS Agreement.

Provision for Income Taxes.  The Company’s effective tax rate was 23.0% in the third quarter of fiscal 2018 compared to 36.5% in the third quarter of fiscal 2017.  The decrease is primarily driven by the enactment of the Tax Cuts and Jobs Act signed into law on December 22, 2017 that reduced the federal corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate. For additional information related to our provision for income taxes, please see Note 5: Income Taxes in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

Gross Finance Receivables. Our aggregate finance receivables decreased 6.4%, or $15.5 million, to $227.4 million as of June 30, 2018 from $242.9 million as of June 30, 2017. The decrease in finance receivables was due largely to reduced customer demand as well as underwriting and purchasing criteria changes made during the second and third quarters of fiscal 2017 intended to improve credit quality.

Interest Income and Fees. Interest income and fees decreased to $52.5 million in the first nine months of fiscal 2018 from $56.7 million for the first nine months of fiscal 2017, a decrease of $4.2 million or 7.4%. The decrease in interest income and fees was primarily due to a 8.5% decrease in average gross finance receivables. Average gross finance receivables for the first nine months of fiscal 2018 was $236.8 million compared to $258.9 million for the first nine months of fiscal 2017.

Interest Expense. Interest expense in the first nine months of fiscal 2018 decreased 7.4% to $7.5 million compared to $8.1 million for the first nine months of fiscal 2017. This decrease was due to a decrease in average interest bearing liabilities to $138.2 million, or 17.7%, for the first nine months of fiscal 2018 compared to $167.9 million for the first nine months of fiscal 2017. The decline in average interest bearing liabilities was due to a reduction in average gross finance receivables outstanding. The decrease in interest expense was partially offset by an increase in the weighted average interest rate of our interest bearing liabilities to 7.2% during the first nine months of fiscal 2018 compared to 6.4% during the first nine months of fiscal 2017. Due to the predominantly variable rate nature of our borrowings, our cost of funds percentage increases as the level of market interest rates increases.

Provision for Credit Losses. The provision for credit losses in the first nine months of fiscal 2018 decreased to $14.3 million from $30.9 million in the first nine months of fiscal 2017, a decrease of $16.6 million, or 53.7%. The provision for credit losses in the first nine months of fiscal 2017 reflected an elevated level of net charge-offs as compared to the current year and an increase in the level of allowance for credit losses necessary to cover estimated inherent credit losses in our finance receivables portfolio at that time. The lower level of estimated credit losses at June 30, 2018 reflects improved credit quality measures over the past year from changes in purchasing criteria, enhanced collection efforts by MCB, a stabilization of borrower repayment patterns and a lower overall finance receivables portfolio.

Net charge-offs were $19.1 million for the first nine months of fiscal 2018 compared to $26.0 million for the first nine months of fiscal 2017, a decrease of $6.9 million or 26.5%. The net charge-off ratio decreased to 10.8% for the first nine months of fiscal 2018 compared to 13.4% for the first nine months of fiscal 2017. The decrease in net charge-offs and net charge-off ratio for the first nine months of fiscal 2018 resulted from a declining trend in recency basis delinquent finance receivables from March 31, 2017 to June 30, 2018. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 4.5% at June 30, 2018 compared to 4.0% at June 30, 2017 and 5.3% at March 31, 2017. See further discussion in “Credit Loss Experience and Provision for Credit Losses.”

Non-interest expense. Non-interest expense in the first nine months of fiscal 2018 was $23.1 million compared to $21.6 million for the first nine months of fiscal 2017, an increase of $1.5 million or 6.9%. Non-interest expense during the first nine months of fiscal 2018 increased primarily due to a $1.4 million, or 43.8%, increase in other operating expenses primarily for depreciation and other expenses attributed to the new loan servicing system that was implemented in January 2018. Management and record keeping services increased $0.1 million for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 primarily due to an increase in the monthly special services fee under the LSMS Agreement that were partially offset by a decline in average gross finance receivables.

Provision for Income Taxes. The Company’s effective tax rate was 84.8% in the first nine months of fiscal 2018 compared to 34.7% in the first nine months of fiscal 2017. The increase is primarily driven by the revaluations of our deferred tax asset to take into account certain changes resulting from the Tax Cuts and Jobs Act signed into law on December 22, 2017. As a result of the reduction in the federal corporate income tax rate, the Company revalued its deferred tax assets and liabilities to reflect the reduction in the expected tax effects resulting from the lower corporate income tax rate. The revaluation resulted in a $4.7 million reduction in the value of its net deferred tax asset that was recorded as additional deferred income tax expense in the Company’s consolidated statement of operations and other comprehensive income for the nine months ended June 30, 2018. For additional information related to our provision for income taxes, see Note 5: Income Taxes in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Delinquency Experience

Our customers are required to make monthly principal and interest payments.  Our servicer, MCB, under our supervision, analyzes customer delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days. Recency delinquent finance receivables 60 days or more past due were 4.5% of gross finance receivables at June 30, 2018 and at September 30, 2017 and 4.0% at June 30, 2017. Recency delinquent finance receivables 60 days or more past due have ended below 5.0% for each fiscal quarter end in the previous trailing 12 months and is attributed to enhanced collection efforts by MCB in fiscal 2018, a stabilization of borrower repayment patterns and elevated charge-offs of delinquent accounts during fiscal 2017. Changes in recency delinquency balances are generally a leading indicator of the level and direction of future charge-offs. Finance receivables charged-off were $23.0 million for the first nine months of fiscal 2018 compared to $29.4 million for the first nine months of fiscal 2017.

The following table sets forth our delinquency experience as of the end of the dates presented for loans for which payments are 60 days or more past due, on a recency basis.

	June 30, 2018	September 30, 2017	June 30, 2017
	(dollars in thousands)

Gross finance receivables	$227,381	$242,684	$242,895
Gross finance receivables balances 60 days or more past due	10,289	10,812	9,812
Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables	4.5%	4.5%	4.0%

Credit Loss Experience and Provision for Credit Losses

General.  The allowance for credit losses is maintained at an amount that management considers sufficient to cover losses inherent in the outstanding finance receivables portfolio. To estimate the allowance for credit losses, we utilize a statistical model based on potential credit risk trends incorporating historical factors.  The model results and management’s judgment are used to estimate inherent losses in the finance receivables portfolio and in establishing the current provision and allowance for credit losses. These estimates are influenced by factors outside our control, such as economic conditions, customers’ loan repayment behavior, current or future military deployments and completion of military service prior to repayment of a loan. There is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term and that actual credit losses could be materially different from our estimates. For a description of the risks associated with these finance receivables, see Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors” included herein for additional discussion of risks associated with our finance receivables and business.

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

Former Military.  As of June 30, 2018 and June 30, 2017, we had approximately $17.7 million or 7.8% of our total portfolio, and $16.5 million or 6.8% of our total portfolio, respectively, from customers who separated from the military prior to repaying their loan. Finance receivable net charge-offs from customers who separated from the military, were $1.8 million and represented 30.5% of net charge-offs in the third quarter of fiscal 2018 compared to $2.6 million and 35.1% of net charge-offs in the third quarter of fiscal 2017.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables and net charge-offs as of and for the periods presented. For additional information related to our allowance for credit losses, see Note 2: Finance Receivables in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Allowance as a percentage of total finance receivables	12.7%	14.5%	12.7%	14.5%
Average gross finance receivables (1)	$230,035	$245,838	$236,799	$258,926
Percentage of net charge-offs to average gross finance receivables (annualized)	10.5%	12.1%	10.8%	13.4%

(1)	Averages are computed using month-end balances and exclude any early Allotment payments.

The allowance for credit losses at June 30, 2018 decreased to $28.9 million from $35.3 million at June 30, 2017. The decrease in the allowance for credit losses is due to a decrease in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio. In the first half of fiscal 2017 we experienced increased levels of past due loans as a percentage of the finance receivables portfolio and elevated net charge-offs relative to fiscal 2016. MCB, as the servicer of our finance receivables portfolio, took steps during fiscal 2017 to mitigate this increase through enhancements to collection efforts, along with changes in underwriting, and we made changes to our purchasing criteria. During the second half of fiscal 2017 and the first nine months of fiscal 2018 we experienced lower levels of past due loans as a percentage of the gross finance receivables portfolio as compared to the first half of fiscal 2017. Although the credit quality of our finance receivables portfolio has improved relative to the first half of fiscal 2017, our finance receivables portfolio remains sensitive to changes in customers’ loan repayment patterns that could lead to increased credit losses. Until such improvements in past due loan levels are sustained, we believe it is appropriate to maintain the allowance for credit losses as a percentage of finance receivables at an elevated level relative to historical periods. The allowance for credit losses, as a percentage of total finance receivables, as of September 30, 2017, 2016 and 2015 was 13.9%, 10.8% and 10.3%, respectively.

Loan Acquisition

Finance receivable growth is an important factor in determining our future revenues.  We are dependent upon MCB to increase its originations and on having sufficient funding for our future growth.  Finance receivables purchased (including refinancings) during the first nine months of fiscal 2018 were $171.6 million compared to $160.5 million during the first nine months of fiscal 2017.

The following table sets forth our overall finance receivable purchases, including those refinanced, as of and for the periods presented:

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2018	2017	2018	2017

Finance receivables purchased:
Gross finance receivables balance	$67,821,896	$59,075,171	$171,613,631	$160,538,020
Number of finance receivable loans	14,231	13,114	37,012	35,446
Average finance receivable amount at time of purchase	$4,766	$4,505	$4,637	$4,529

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase consumer finance receivables from MCB and pay MCB for services performed under the LSMS Agreement.  We use borrowings to fund the difference, if any, between the cash used to purchase finance receivables and pay operating expenses and the cash generated from loan repayments, interest income and fees.  Cash used in investing activities in the first nine months of fiscal 2018 was $5.2 million and cash used in financing activities was $18.2 million, which was funded from $24.8 million in operating activities. Cash used in financing activities was $39.1 million, which was funded by operating activities of $31.4 million and investing activities of $9.5 million in the first nine months of fiscal 2017. Financing activities primarily consist of borrowing and repayments of debt incurred under our senior revolving credit facility.

The majority of our liquidity requirements are obtained through our senior revolving credit facility. Additional sources of funds may be generated through repayments of finance receivables, sales of subordinated debt and borrowings from MCFC. For additional information related to our borrowings, see Note 4: Borrowings in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

As of June 30, 2018, our credit facility had a 71.9% utilization, which may restrict our ability to purchase finance receivables in the future. As of June 30, 2018, we could request up to $38.3 million in additional funds and remain in compliance with the terms of the Credit Agreement.  If we cannot secure new borrowings to the extent the Company believes additional borrowings would be advisable, or increase borrowing availability under our Credit Agreement, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

Total borrowings and availability under the Credit Agreement as of June 30, 2018 and September 30, 2017, consisted of the following amounts as of the dates presented:

	June 30, 2018	September 30, 2017
	(dollars in thousands)

Revolving credit line:
Total facility	$170,000	$170,000
Gross balance, end of period	98,000	115,000
Maximum available credit	72,000	55,000
Credit facility available (1)	38,301	21,424
Percent utilization of the total facility	71.9%	84.3%

(1)	Under the Credit Agreement, credit facility available is limited by the borrowing base.

Off-Balance Sheet Arrangements. At June 30, 2018 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our shareholder, lenders and subordinated debt holders.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended June 30, 2018, does not differ materially from that discussed under Item 7A of the Annual Report on Form 10-K. As of June 30, 2018, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates. Our revolving credit line borrowings under our Credit Agreement are divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). We are subject to interest rate sensitivity on our LIBOR and Base Rate borrowings. As of June 30, 2018, $95.0 million of LIBOR borrowings were outstanding with an interest rate of 6.34%. As of June 30, 2018, $3.0 million of Base Rate borrowings were outstanding with an interest rate of 8.25%. As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at June 30, 2018 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. As of June 30, 2018, the 1-month LIBOR was 2.08%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $39 thousand at June 30, 2018 and $97 thousand at September 30, 2017. Assuming $95.0 million in LIBOR annual average borrowings, a 50 basis point increase in the 30 day LIBOR index rate would increase annual interest expense approximately $399 thousand, including the impact of the interest rate cap. Assuming $3.0 million in Base Rate annual average borrowings, a 50 basis point increase in the prime rate would increase annual interest expense approximately $15 thousand.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  Except as noted below, there were no changes in our internal controls over financial reporting identified in connection with management's evaluation that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors

In our Annual Report on Form 10-K we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.

The anticipated sale of MCB or other changes in the organizational and corporate structure of MCFC or its subsidiaries, or our ability to access services and products from MCFC or its subsidiaries, may have an adverse impact on our business.

Our business relies exclusively on purchasing loans from MCB, which is currently a subsidiary of MCFC. We also rely on MCB to provide servicing for the purchased loans in accordance with the LSMS Agreement. In addition, we rely on MCFC for many corporate and centralized services that would often be performed by a company’s own employees. As a result, we engage in various transactions that are related party transactions and that subject us to multiple risks, including our ongoing reliance on the financial and business relationships with MCFC and its subsidiaries.

As previously disclosed, MCFC intends to sell MCB to MidCountry Acquisition Corp. A purchase agreement has been executed for the MidCountry Bank Sale and is currently awaiting regulatory approval and other conditions to closing. In connection with the MidCountry Bank Sale, we expect to enter into the New LSMS Agreement with MCB upon consummation of the MidCountry Bank Sale. The New LSMS Agreement will govern the loan origination and servicing relationship between MCB and the Company after consummation of the MidCountry Bank Sale. The New LSMS Agreement would require MCB to continue providing similar services to the Company as it currently provides under the existing LSMS Agreement, including loan servicing activities and loan origination services. However, because MCB would no longer be wholly-owned by MCFC, MCFC would no longer be able to directly cause MCB to comply with the New LSMS Agreement and would no longer be able to directly cause MCB to perform the loan servicing activities and loan origination services at levels consistent with past experience.

In addition, the New LSMS Agreement includes a different fee arrangement to be paid to MCB. There can be no assurance that the new fee arrangement would incentivize MCB to perform services at levels consistent with past experience. It is also possible that the new fee arrangement would result in higher loan origination and servicing costs for the Company than under the existing LSMS Agreement. If MCB fails to service or originate loans in accordance with the terms of the New LSMS Agreement or does not perform as expected, we may not be able to find a replacement for such services in a timely manner or at a cost that would not negatively impact our profitability. Failure to find a replacement loan originator and servicer could cause business interruptions or could cause us to incur unexpected costs. We may experience increased credit losses if MCB fails to refinance loans consistent with past practices or adequately service our loans. Any such issues could have a material adverse effect on our financial condition and results of operations.

The MidCountry Bank Sale and any other changes in MCFC’s organizational or corporate structure could result in a material change in our operations and may materially alter our ability to access loans to purchase and the related servicing. Further, if we experienced a termination or reduction in loans available to purchase from MCB, there could be no guarantee that our business model could continue as predicted and we may suffer a significant adverse impact on our financial condition and results of operations.
.

ITEM 6.  Exhibits

Exhibit No.	Description
10.1
Amendment No. 3, dated June 11, 2018 to Credit Agreement dated as of December 23, 2015, among Pioneer Financial Services, Inc., Pioneer Funding, Inc., Pioneer Services Corp., formerly known as PSLF, Inc., Pioneer Services Sales Finance, Inc., the various financial institutions party thereto, and CIBC Bank USA, formerly known as The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 13, 2018).

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 13, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended June 30, 2018 and June 30, 2017 (ii) the Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017, (iii) the Consolidated Statements of Stockholder's Equity for the nine months ended June 30, 2018 and June 30, 2017, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and June 30, 2017 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	August 13, 2018
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	August 13, 2018
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)