Form 10-K
period 2018-09-30
PIONEER FINANCIAL SERVICES INC
filed 2018-12-26
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2018
Common Stock, no par value	One Share
As of September 30, 2018, one share of the Registrant’s common stock is outstanding.  The market value of voting and non-voting common equity held by non-affiliates is zero and the registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.
FORM 10-K
 September 30, 2018

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (this “Report” or “Annual Report”), including the documents incorporated herein by reference, contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “should,” “seek,” “plan,” “project,” “strategy,” “future,” “intend,” “goal,” “likely,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements.  Forward-looking statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements included herein reflect and contain management’s current judgment, and involve risks and uncertainties that could cause actual results, events, and performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in Item 1A, “Risk Factors” in this Annual Report on Form 10-K and Item 7. “Management’s Discussion and Analysis of Financial Condition and Operations.” We do not intend to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than as is required under the federal securities laws.

ITEM 1.                                                BUSINESS

General

Pioneer Financial Services, Inc. ("PFSI"), a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation ("MCFC").  PFSI, with its wholly owned subsidiaries, purchases finance receivables from MidCountry Bank ("MCB"), a federally chartered savings bank and wholly owned subsidiary of MCFC.

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

Sale of MidCountry Bank

As previously disclosed, MCFC and MCB entered into an agreement on June 11, 2018 to sell MCB to MidCountry Acquisition Corp., a company formed by a third party to purchase MCB (the “MidCountry Bank Sale”). On November 30, 2018, MCFC completed the MidCountry Bank Sale.

In connection with the MidCountry Bank Sale, also on November 30, 2018, PFSI and certain of its subsidiaries, MCB, and CIBC Bank USA, as administrative agent for itself and certain other lenders under the Company’s credit agreement, dated December 23, 2015, as amended (the “Credit Agreement”), entered into the Non-Recourse Loan Sale and Master Services Agreement (the “New LSMS Agreement”) governing the origination and servicing relationship between MCB and the Company. The New LSMS Agreement supersedes and replaces the Fifth Amended and Restated Loan Sale and Master Services Agreement (“LSMS Agreement”) that was in effect prior to the consummation of the MidCountry Bank Sale. Unless otherwise stated, financial results and disclosures for PFSI included in this Annual Report on Form 10-K reflect the terms of the LSMS Agreement.

Recent Changes in Debt Financing

We entered into Amendment No. 4 to Credit Agreement (the “Amendment”) on December 21, 2018 which, among other things, reduced the maximum commitment from $170.0 million to $98.0 million on our revolving senior credit facility and extended the term through April 17, 2019, unless otherwise terminated on an earlier date pursuant to the terms thereof. In addition, on December 21, 2018, we borrowed the full $25.0 million available balance under our line of credit from MCFC. The proceeds from the line of credit borrowing were used to partially fund the required paydown of the revolving senior credit facility upon entering into the Amendment. Subject to certain exceptions enumerated in the Amendment, we are restricted from making certain payments and distributions for the term of the Credit Agreement, including dividends or payments with respect to our capital, and principal repayments on the outstanding balance of the subordinated line of credit with MCFC. See Part II, Item 9B “Other Information,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Loan Acquisition” and “Liquidity and Capital Resources” herein for additional information regarding our availability of credit.

Lending and Servicing Operations

Supplier of Loans

MCB is our sole supplier of loans.  During fiscal year 2018, we purchased loans originated by MCB and MCB serviced these loans on our behalf under the terms of the LSMS Agreement.  As disclosed above, the New LSMS Agreement governs our relationship with MCB as of November 30, 2018.

Under the LSMS Agreement, we had the exclusive right, but not the obligation, to purchase loans originated by MCB that met the following guidelines:

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

For a description of the risks associated with these loans, see Part I, Item 1A. "Risk Factors."

 Under the provisions of the New LSMS Agreement, MCB is required to perform services similar to those previously provided to the Company under the LSMS Agreement. In exchange for such services, the Company and MCFC will pay certain fees to MCB and reimburse MCB for certain expenses attributable to the services performed for the Company on a monthly basis during the term of the New LSMS Agreement.

Under the provisions of the New LSMS Agreement, MCB will originate, without recourse to MCB (unless loans are originated in violation of the New LSMS Agreement or applicable law), certain unsecured consumer loans in accordance with the Company’s purchasing guidelines and credit policy, MCB’s credit policy, all licenses relating to the Company’s consumer lending platform and all applicable laws (such loans, being the “Loans”). MCB will then sell the Loans without recourse to PFSI and its affiliates. The Company and its affiliates will have the exclusive right to purchase the Loans. MCB may also originate Loans for its own account (and not for sale to PFSI). The Company must pay MCB for purchased Loans on each business day on which a purchased Loan is funded.
Under the New LSMS Agreement, MCB will also provide the Company with various services, such as those related to servicing and management of accounts, marketing, recovery of charged-off accounts and business development (the “Services”). On a monthly basis, the Company will pay MCB a fee equal to 100% of MCB’s actual costs to provide the Services for the Company’s purchased Loans. In addition to the monthly expense reimbursements, upon consummation of the MidCountry Bank Sale, MCB received a $3.0 million pre-paid fee (the “Pre-Paid Fee”) that was deducted from the purchase price payable to MCFC by MidCountry Acquisition Corp. in connection with the MidCountry Bank Sale. The Pre-Paid Fee covers Services to be provided during the initial two-year term of the New LSMS Agreement (in addition to the monthly expense reimbursements).
The New LSMS Agreement has an initial term of two years, expiring on November 30, 2020. The Company has the option to extend the term of the New LSMS Agreement for an additional year by delivering written notice of its exercise of such option at least 90 days prior to the expiration of the initial term. If the Company exercises its option to extend the New LSMS Agreement for an additional year, the Company will pay a monthly service charge equal to 110% of MCB’s actual cost of providing such Services.

Loan Purchasing

General.  The Company and MCB have more than 30 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of the military and the military lifestyle. Through this extensive knowledge of our customer base, we developed a scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables which are utilized by MCB when originating loans in this market.

We may purchase loans from MCB if they meet our purchasing criteria, which were developed through our extensive experience with lending to the military market.  Pursuant to the LSMS Agreement, we granted MCB rights to use our lending system; however, we retained ownership of the lending system. Using our lending criteria, scoring model and system, MCB originates loans directly over the Internet.  Loans typically have maximum terms of 48 months and had an average origination amount of $4,607 in fiscal 2018.  Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  Prior to April 1, 2017, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In fiscal 2018, we paid MCB $1.4 million in loan origination fees compared to $1.3 million in fiscal 2017. The LSMS Agreement was superseded and replaced by the New LSMS Agreement upon consummation of the MidCountry Bank Sale on November 30, 2018. See "Management and Record Keeping Services" herein for further information.

MCB uses our lending criteria and scoring model to originate loans that we subsequently purchase. Under this criteria and scoring model, in evaluating the creditworthiness of applicants, MCB primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and employment stability. MCB uses credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. Our purchasing guidelines provide that we may purchase loans originated by MCB with the FICO Score 8 model and certain credit overlays. Loans are limited to amounts that the customer can reasonably be expected to repay from discretionary income.  However, when we purchase loans from MCB, we cannot predict when or whether a customer may unexpectedly leave the military or other events may occur that could result in a loan not being repaid. The average customer loan balance was $3,783 at September 30, 2018, repayable in equal monthly installments and with an average remaining term of 20 months.

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

As a customer service, we will purchase a new loan from MCB for an existing customer who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Our purchasing guidelines require certain criteria be met upon extension of new credit to prevent curing delinquencies through refinancing or extension of new funds to customers. Generally, we purchase refinanced loans when a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 43.7% of the amount of loans we purchased in fiscal 2018 was refinancings of outstanding loans compared to 45.4% during fiscal 2017.

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

For fiscal 2018 and 2017, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $27.00 for each loan originated by MCB and sold to the Company (prior to April 1, 2017 a $25.00 loan origination fee was paid to MCB); (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.604% (7.25% annually) of the outstanding principal balance of finance receivables serviced as of the last day of the month (from October 1, 2016 through April 30, 2017, the monthly servicing fee was 0.617% (7.40% annually) and from May 1, 2017 to September 30, 2017, the monthly service fee was 0.567% (6.80% annually) of finance receivables serviced as of the last day of the month); (4) a monthly collections fee equal to 46% of amounts collected on charged-off accounts (prior to October 1, 2017 the monthly collections fee was 34% of amounts collected on charged-off accounts); and (5) a monthly fee equal to 125% of the actual cost for marketing and business development services (for the period from March 1, 2017 to September 30, 2017, the monthly fee was equal to 115% of the actual cost for marketing and business development services).

The LSMS Agreement was superseded and replaced by the New LSMS Agreement upon consummation of the MidCountry Bank Sale on November 30, 2018. Under the New LSMS Agreement, MCB will continue to provide the Company with various services, such as those related to originating, servicing and management of accounts, marketing, recovery of charged-off accounts and business development (the “Services”). On a monthly basis, the Company will pay MCB a fee equal to 100% of MCB’s actual costs to provide the Services for the Company’s purchased loans. In addition to the monthly expense reimbursements, upon consummation of the MidCountry Bank Sale, MCB received a $3.0 million pre-paid fee (the “Pre-Paid Fee”) that was deducted from the purchase price payable to MCFC by MidCountry Acquisition Corp. in connection with the MidCountry Bank Sale. The Pre-Paid Fee covers Services to be provided during the initial two-year term of the New LSMS Agreement (in addition to the monthly expense reimbursements).

To facilitate MCB’s servicing of the finance receivables, we have granted MCB: (1) the non-exclusive rights to use certain intellectual property, including our trade names and service marks; and (2) the right to use our loan servicing system and related hardware and software. We have also granted MCB non-exclusive rights to market additional products and services to our customers. We retain all other aspects of our borrower relationships.

A formal agreement (the “Expense Sharing Agreement”) between MCFC and its consolidated subsidiaries, including the Company, is in place to govern the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, there are three types of expenses: (1) direct expenses (those that can be specifically identified to a party, yet are paid centrally, usually by MCFC and subsequently reimbursed by the party to which the direct expense applies); (2) direct cost allocations (costs incurred for the benefit of MCFC and/or its subsidiaries that are not direct expenses); and (3) indirect cost allocations (those expenses incurred for the benefit of all parties and not specifically identifiable with an allocation methodology). The direct cost allocations are allocated based upon estimated usage of services using reliable cost indicators. The costs for MCFC services are periodically evaluated to ensure the costs are at a reasonable market rate and consistent with what an external third party may charge. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, payroll and employee benefits, strategic planning, loan review, risk management, regulatory compliance support, tax, legal and information technology services. The other parties to the Expense Sharing Agreement may provide office space and servicing of finance receivables and leases.

Credit Loss Experience

We closely monitor finance receivables portfolio delinquency and loss rates in measuring the quality of our portfolio and the potential for credit losses.  We attempt to control customer delinquencies through careful evaluation of our purchasing guidelines, the loans we purchase and credit history at the time the loan is originated, and we continue this evaluation during the time MCB services the loan, including through recovery efforts after charge-off has occurred.

The allowance for credit losses at September 30, 2018 decreased to $28.6 million from $33.7 million at September 30, 2017. The decline in the allowance for credit losses is due to a decrease in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio. In the first half of fiscal 2017, we experienced increased levels of past due loans as a percentage of the finance receivables portfolio and elevated net charge-offs relative to fiscal 2016. MCB, as the servicer of our finance receivables portfolio, took steps during fiscal 2017 to mitigate this increase through enhancements to collection efforts, along with changes in underwriting, and we made changes to our purchasing criteria. During the second half of fiscal 2017 and throughout fiscal 2018, we experienced lower levels of past due loans as a percentage of the gross finance receivables portfolio and a decline in charge-offs.

Regulation

MCB, as servicer of our finance receivables portfolio, is subject to extensive regulation, supervision and licensing by the Office of the Comptroller of the Currency (“OCC”), Consumer Financial Protection Bureau (“CFPB”) and various state agencies.  Failure to comply with the rules and regulations of these agencies can lead to, among other sanctions, termination or suspension of licenses, consumer litigation and administrative enforcement actions. There would be a material adverse impact on our business, results of operations and cash flow if MCB cannot make loans to active-duty, career retired U.S. military personnel or veterans having prior loan history with us. For additional discussion of the laws, regulations and governmental supervision by state and federal agencies in the conduct of our business operations, see Part, I Item 1A. “Risk Factors.”

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

We have procedures and controls in place to monitor compliance with laws, rules and regulations.  If more restrictive laws, rules and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult.  Furthermore, changes in these laws and regulations could require changes in the way we conduct our business, and we cannot predict the impact such changes would have on our financial position or results of operations.

Competition

We, along with MCB, compete nationally with independent finance companies, banks, thrifts, credit unions, credit card issuers, leasing companies and manufacturers. Among our competitors are larger consumer finance companies that operate on a nationwide basis, as well as numerous regional and local consumer finance companies. We are also in direct competition with some companies that, like us, exclusively market products to military personnel. Some of these competitors are large companies that have greater capital, technological resources, and marketing resources than us. These competitors may also have access to additional capital and funding at a lower cost.

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

Seasonality

Our purchase of finance receivables from MCB follows seasonal trends. MCB typically experiences highest loan volume during the first and fourth fiscal quarters, which we believe is largely due to customers borrowing in connection with holiday spending and during the back to school season and a corresponding influx of payments in February when customers receive tax refunds. Consequently, we experience significant seasonal fluctuations in our operating results and cash and liquidity needs.

Employees

MCB employees perform services for us and we pay management and record keeping services fees to MCB.  Our executive officers are employees of MCFC and Heights Finance Corporation ("Heights"), a wholly owned subsidiary of MCFC. A portion of their compensation is charged to PFSI for services rendered. We had no employees as of September 30, 2018.  From time to time, however, we engage certain consultants on a contract basis.

As of September 30, 2018, Timothy L. Stanley, Chief Executive Officer, and Pamela D. Johnson, Chief Financial Officer, were our sole executive officers and are responsible for our policy-making decisions.  Neither of these officers are directly compensated by us, but we pay to MCFC and Heights certain amounts described in Item 11 of Part III herein.

Ms. Johnson is an employee of Heights.  Mr. Stanley is an employee of MCFC. MCB provides compensation and remuneration for services to all the employees of MCB that provide services to PFSI. We pay fees to MCB for management and record keeping services. MCFC and Heights provide compensation and remuneration for services to all the employees of MCFC and Heights that provide services to PFSI.  We are party to an expense sharing agreement with MCFC and its subsidiaries. See "Lending and Services Operations - Management and Record Keeping Services" herein for further information.

Company Website
The Company's principal internet address is www.investpioneer.com. The information contained on, or that can be accessed through, the Company's website is not incorporated by reference into this Annual Report on Form 10-K. The Company has included its website address as a factual reference and does not intend it as an active link to its website.

ITEM 1A.    Risk Factors
Our operations are subject to a number of risks, including but not limited to those described below. If any of the events outlined in the following risk factors actually occur, our business, financial condition or operating results could be materially adversely affected.
We rely on debt financing under a credit facility, which contains limits on the amount of available credit from our bank group facility and could have a material adverse effect on our results of operations and financial condition.
We use debt financing to provide us with liquidity to purchase loans. To procure and maintain this financing, we are required to comply with various restrictive covenants and limits on the amount of available credit. The Company entered into a Credit Agreement on December 23, 2015, as subsequently amended, (the “Credit Agreement”) with various financial institutions (the “Lenders”). The Credit Agreement was most recently amended on December 21, 2018 to, among other things, extend the term to April 17, 2019, unless otherwise terminated on an earlier date pursuant to the terms thereof. Under the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $98.0 million (the maximum amount was $170.0 million prior to the amendment on December 21, 2018). As of September 30, 2018, the Company had $107.0 million in outstanding borrowings under the Credit Agreement. The Credit Agreement gives the Company access to funding from the Lenders, who are committed severally, but not jointly, to making loans on a revolving basis from time to time, until such Lender’s commitment is terminated. Borrowing availability under the revolving credit facility is limited to the Borrowing Base, as defined in the Credit Agreement. As of September 30, 2018, the Company’s Borrowing Base and available revolving credit facility was $138.4 million. As of September 30, 2018, our credit facility had a 77.3% utilization, which may restrict future growth in our finance receivable portfolio. As of September 30, 2018, we could request up to $31.4 million in additional funds and remain in compliance with the terms of the Credit Agreement.
The Credit Agreement contains certain financial covenants and other terms, which if not complied with could result in a default under the Credit Agreement. A default, if not waived by our Lenders, could result in the acceleration of the indebtedness evidenced by the Credit Agreement. In such an event, we may be unable to timely repay the indebtedness or obtain replacement financing and the Lenders may have other rights and remedies which, if exercised, could have a materially adverse impact on our ability to operate our business. Further, if we cannot secure new borrowings our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition. Available credit limits may inhibit the way we operate our business and thus have a material adverse effect on our results of operations and financial condition. Since we entered into the Credit Agreement, the Company had certain unintentional defaults under the Credit Agreement during fiscal 2016 which were triggered because we exceeded the allowable Borrowing Base under the Credit Agreement and failed to make monthly interest payments in a timely manner due to operational oversights. The Company was able to cure the defaults promptly upon learning of the defaults. The Lenders have waived any rights to remedies they may have been entitled to under the Credit Agreement as a result of the defaults triggered during fiscal 2016. If the Company were to default under any provision of the Credit Agreement in the future, there can be no guarantee that the Company would receive similar waivers from the Lenders and the Lenders could choose to enforce all rights applicable to the default, including the acceleration of the indebtedness for certain defaults. Such a default may prevent us from making timely payments to holders of our subordinated debt. If the Lenders were to enforce their rights in such a manner, our ability to operate our business or obtain alternate financing on suitable terms could be adversely impacted.
See Part II, Item 9B “Other Information” herein for additional information related to the December 21, 2018 amendment to the Credit Agreement.
Our primary credit facility was amended on December 21, 2018 which, among other things, reduced the availability of funding under the facility from $170.0 million to $98.0 million.
Prior to December 21, 2018, the maximum commitment under the Credit Agreement was $170.0 million. The maximum commitment was lowered to $98.0 million effective with the amendment to the Credit Agreement on December 21, 2018. The Company relies on the credit facility offered through the Credit Agreement to provide funds to purchase loans from MCB, which is the Company’s primary business purpose and source of revenue. The lower maximum commitment on the credit facility, therefore, may restrict future growth in our finance receivables portfolio. Due to the significant decrease in available funds, it is likely that we may experience periods of reduced funding availability under the senior revolving credit facility. During such times, it may become necessary to reduce the volume of loans purchased in order to use our liquidity to fund operating expenses, including making interest and principal payments on our outstanding debt obligations. If we reduce the volume of loans purchased in the future, our future revenues will likely decrease and our results of operations and financial condition will likely be materially adversely affected.

We and MCB are subject to extensive and complex laws, regulations and governmental supervision by federal and state agencies in the conduct of our business operations. Complying with such regulations, which are intended to protect customers, depositors, and investors, is costly and time consuming. Failure to comply with such regulations could result in further restrictions on our business, damage our reputation, and have an adverse effect on our business, results of operations, and financial condition.
We, as a wholly owned subsidiary of a savings and loan holding company, and MCB, are currently supervised by the Federal Reserve Bank of Atlanta (the “Federal Reserve”) and the OCC, respectively. Our loan purchasing operations and MCB’s lending and servicing operations are also subject to regulation by federal and state finance and consumer protection authorities and various laws and judicial and administrative decisions imposing various requirements and restrictions on operations, including the requirement to obtain and maintain certain licenses and qualifications. These regulations are primarily designed to protect depositors, customers and the financial system as a whole. We are also regulated by state and federal securities regulators, and will continue to be as long as our investment notes are outstanding. These laws and regulations govern or affect, among other things:

•	the manner in which MCB may offer and sell products and services;

•	the interest rates that may be charged to our customers;

•	terms of loans, including fees, maximum amounts, and minimum durations;

•	the number of simultaneous or consecutive loans and required waiting periods between loans;

•	disclosure practices;

•	privacy of personal customer information;

•	the types of products and services that we and MCB may offer;

•	collection practices; and

•	approval or granting of required licenses.

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
The CFPB may target specific features of loans or loan practices, such as refinancing, by rulemaking that could cause us to cease offering certain products or engaging in certain practices. Any such rules may have an adverse effect on our business, results of operations, and financial condition. If the CFPB or one or more state or federal officials find that we or MCB have violated laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us. Any exercise by a state or federal regulator or other official of its enforcement powers against MCB may have an indirect material adverse effect on us by limiting the amount of finance receivables which we may be able to purchase from MCB in the future.
We are also regulated by state and federal securities regulators. These regulations are designed to protect investors in securities (such as subordinated debt) that we have sold and remain outstanding. Congress, state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation, implementation and enforcement of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of securities we may issue or increasing substantially the disclosure required by us.

The sale of MCB or other changes in the organizational and corporate structure of MCFC or its subsidiaries, or our ability to access services and products from MCFC or its subsidiaries, may have an adverse impact on our business.
Our business relies exclusively on purchasing loans from MCB, which until November 30, 2018 was a subsidiary of MCFC. We also rely on MCB to provide servicing for the purchased loans in accordance with the LSMS Agreement and will continue to do so in accordance with the New LSMS Agreement. In addition, we rely on MCFC for many corporate and centralized services that would often be performed by a company’s own employees. As a result, we have historically engaged in various transactions that were related party transactions and that subjected us to multiple risks, including our ongoing reliance on the financial and business relationships with MCFC and its subsidiaries.
As previously disclosed, MCFC sold MCB to MidCountry Acquisition Corp. on November 30, 2018. In connection with the MidCountry Bank Sale, we entered into a New LSMS Agreement with MCB. The New LSMS Agreement will govern the loan origination and servicing relationship between MCB and the Company subsequent to November 30, 2018. The New LSMS Agreement requires MCB to continue providing similar services to the Company as it currently provides under the existing LSMS Agreement, including loan servicing activities and loan origination services. However, because MCB is no longer wholly-owned by MCFC after November 30, 2018, MCFC is no longer able to directly cause MCB to comply with the New LSMS Agreement and is no longer able to directly cause MCB to perform the loan servicing activities and loan origination services at levels consistent with past experience.
In addition, the New LSMS Agreement includes a different fee arrangement to be paid to MCB. The Company will reimburse certain expenses of MCB attributable to the services performed for the Company on a monthly basis during the term of the New LSMS Agreement. There can be no assurance that the new fee arrangement will incentivize MCB to perform services at levels consistent with past experience. It is also possible that the new fee arrangement will result in higher loan origination and servicing costs for the Company than under the existing LSMS Agreement. If MCB fails to service or originate loans in accordance with the terms of the New LSMS Agreement or does not perform as expected, we may not be able to find a replacement for such services in a timely manner or at a cost that would not negatively impact our profitability. Failure to find a replacement loan originator and servicer could cause business interruptions or could cause us to incur unexpected costs. We may experience increased credit losses if MCB fails to refinance loans consistent with past practices or adequately service our loans. Any such issues could have a material adverse effect on our financial condition and results of operations.
The MidCountry Bank Sale and any other changes in MCFC’s organizational or corporate structure could result in a material change in our operations and may materially alter our ability to access loans to purchase and the related servicing. Further, if we experienced a termination or reduction in loans available to purchase from MCB, there could be no guarantee that our business model could continue as predicted and we may suffer a significant adverse impact on our financial condition and results of operations, which would diminish our ability to pay interest and principal on our outstanding subordinated debt, including the investment notes.
Compliance with new and existing laws and regulations may increase our costs, reduce our revenue and increase compliance challenges.
Under the current regulatory environment, bank and thrift holding companies, financial institutions and their non-banking affiliates are subject to significant legislative oversight and regulation. We cannot predict what, if any regulations that exist will be repealed, or if new regulations will be proposed, and what, if any impact such changes in the regulatory environment will have on the ability of our or our affiliates to conduct business as we and they currently do. We aim to institute best practices and to ensure that those from whom we purchase finance receivables provide clarity and transparency to existing and potential customers. However, a wide and increasing array of banking and consumer lending laws apply to almost every aspect of our business. The complexity of the regulations issued in connection with the Dodd-Frank Act and the need for additional rulemaking creates ambiguity as to whether the charging of fees, offering of financial products and certain other practices were done in a sufficiently transparent manner and in conformity with applicable regulations. If we fail, or have failed in the past, to comply with any applicable laws or regulations, we may face penalties, enforcement actions, private or public legal actions, or face increased compliance-related costs, which may negatively impact our business, financial condition, or results of operations, which would diminish our ability to pay interest and principal on our outstanding subordinated debt, including the investment notes.
The Dodd-Frank Act resulted in new regulations and also authorized the CFPB to adopt rules and regulations that have increased our cost of operations and could potentially have an impact on MCB’s ability to offer short-term consumer loans, adversely affecting our operations and financial performance.
The scope of the Dodd-Frank Act has broad implications for companies that operate in the financial services industry, including us and MCB, and requires the implementation of numerous rules and regulations. Certain aspects of the legislation, including, without limitation, the costs of compliance with disclosure and reporting requirements and examinations, has had a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes would affect us. However, the regulatory burden and cost of compliance with the federal regulations, and with state statutes and regulations that were previously preempted, has increased significantly. We are further aware of proposals to repeal all or part of the Dodd-Frank Act, which may further impact our business if enacted. We attempt to monitor changes to regulations and laws to the best of our ability and to plan for such changes; however, we cannot predict or anticipate the impact of such changes and how such changes may impact our business.
The CFPB is active in investigating the products, services and operations of credit providers. The CFPB’s investigations of, and initiation of enforcement actions against, credit providers, whether on its own initiative or jointly with other agencies and regulators, may continue for the foreseeable future. Compliance with the regulations under the Dodd-Frank Act or the oversight of the SEC, CFPB or other governmental entities and enforcement actions, if any, may impose costs on, create operational constraints for, or place limits on pricing with respect to, finance companies such as us or MCB. Such compliance and enforcement actions may result in monetary penalties, increase our compliance costs, require changes in our business practices, affect our competitiveness, reduce our profitability, affect our reputation, or otherwise adversely affect our business.
State regulators may take actions that adversely affect our business.
As a purchaser of certain consumer loans originated by MCB, we are subject to various state licensing requirements and certain state consumer protection laws that differ among states. State regulators may assert that certain state statutes or regulations apply to us or to loans purchased by us from MCB. A majority of states have enacted legislation establishing licensing requirements to conduct consumer-financing activities. We are also periodically subject to state audits and inquiries, which monitor our compliance with consumer and other regulations. We expect state regulators to continue their supervision and regulation of financial products and services within their jurisdictions. State regulators may take actions against us seeking to enforce state statutes and regulations that could adversely affect our business (including reduced loan volume and damage to our reputation), results of operations, financial condition and cash flow.
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
Further, if any Lender were to choose not to provide funding to us in the future for any reason, our liquidity may be insufficient to satisfy our capital and funding needs, and our rights to replace that Lender or obtain increased borrowing from the other existing Lenders under the Credit Agreement may not be a sufficient remedy. In such case, we may need to raise capital or funding from other sources. There is no assurance that alternative sources of capital or funding will be available to us, and thus we may not be able to repay our indebtedness when it becomes due or meet our other cash needs. The Credit Agreement matures on April 17, 2019, unless otherwise terminated on an earlier date pursuant to the terms thereof.
Changes in the financial or business condition of MCFC or its subsidiaries, other than PFSI, may constitute an event of default under the Credit Agreement.
In connection with the execution of the Credit Agreement, MCFC entered into a Guarantee of the indebtedness evidenced by the Credit Agreement. MCFC also guarantees the debt of its other consolidated subsidiaries. The Credit Agreement requires that certain affiliates of the Company and MCFC remain in compliance with certain covenants and representations and warranties. As such, changes in the financial condition of any of MCFC’s other subsidiaries may result in a breach or default of one or more representation, warranty or covenant regardless of the direct financial condition of the Company. Some such conditions are matters for which MCFC and the Company may have limited ability to control. In such an event, the Company may be in default under its Credit Agreement, which could give the Lenders the ability to seek remedies including the acceleration of the indebtedness. There is no assurance that alternative sources of liquidity will be available to us at such times as it may be needed or upon favorable terms.

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
As a subsidiary of MCFC, our sole shareholder has the ability to elect and appoint management, make all decisions which may require shareholder approval and may elect to make strategic or business decisions which impact other securities holders, including the election and removal of directors and officers, approval of significant corporate transactions, reorganizations, mergers, and asset sales that involve or affect the Company. MCFC’s interests may be different from holders of debt securities issued by us.
We currently lack product and business diversification; as a result, our revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.
Our primary business activity is purchasing consumer loans made primarily to active-duty U.S. military personnel or veterans with prior loan history with us. We intend to hold these consumer loans until repaid. Thus, any developments, whether regulatory, economic or otherwise, that would hinder, reduce the profitability of or limit our ability to operate on the terms currently conducted would have a direct and adverse impact on our business, profitability and perhaps even our viability. Our current lack of business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than other companies whose operations are more diversified.
Changes in United States government priorities may affect defense spending and could cause the size of the United States military to decrease. In such an event, our customer base may suffer a corresponding contraction and our current military customers may face increased difficulties in repaying outstanding obligations. Further, any announced military drawdown, or even the perception by military personnel that a future drawdown may occur, may cause an immediate decrease in demand for our and MCB’s products. The occurrence of any of these events may have a material adverse impact on our business, financial condition, and results of operations.
Security breaches, cyber-attacks, interruption of our information systems or fraudulent activity could result in damage to our operations or reputation.
We rely heavily on communications and information systems to conduct our business. Security breaches or cyber-attacks with respect to our, MCB’s or MCFC’s facilities, computer networks, and databases could cause harm to our business and reputation and result in a loss of customers. Despite having instituted security measures, we may still be vulnerable to theft, unauthorized entry to our facilities, computer viruses, attacks by hackers, phishing attempts, or similar disruptive problems. We and our affiliates, including MCB, rely on third-party vendors for certain payment and information systems. We rely on those third parties to maintain reliable and secure information technology systems. Our ability to review and confirm the sufficiency of such systems is limited. We, MCB and MCFC operate in the financial services industry, which is frequently targeted for cyber-attacks. We rely on third parties that serve this industry and as such their systems are also frequently targeted for intrusions. We and our vendors hold sensitive financial, personal and confidential and valuable information on individuals, and thus, may experience security breaches involving the storage and transmission of proprietary and customer information. If unauthorized persons gain access to our databases or systems, they may be able to steal, publish, delete, or modify confidential and customer information (including personal financial information) that is stored or transmitted on our networks. If a third-party were to misappropriate this information, we potentially could be subject to both private and public legal actions, as we are subject to extensive laws and regulations concerning our use and safeguarding of this information. Any security or privacy breach could adversely affect our business, financial condition, and results of operations, including in the following ways:

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
Failure or interruption in our operations or of third-party systems on which we rely could adversely affect our business.
Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud or natural disasters.  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, failure of systems or other technology, deficiencies in our risk management program, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.
We rely on computer systems and the technology of online and third-party service providers. Our daily operations depend on the operational effectiveness of their technology. For example, we rely on these computer systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could affect our business, financial condition, and results of operations. We recently implemented new software systems. Should the new service providers or software platforms fail to be integrated and implemented in a timely and efficient manner, we may experience interruptions in our business processes, incur additional unexpected costs, delays and could impair our ability to effectively manage and run our business. The new systems may not perform as expected or may be inadequate for our needs. As we are dependent on our ability to accurately manage information, the failure to timely address any deficiencies could adversely affect our results of operations and financial condition. If our arrangement with any third party is terminated, we may not be able to find an alternative source of systems to support our needs on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations.
     A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.
We rely on a framework of internal controls designed to provide a sound and well-controlled operating environment.  Due to the challenges inherent in implementing control structures across large organizations, control issues could be identified in the future that could have a material effect on our business, financial condition and results of operations.

We may experience limited availability of financing and increases in our funding costs due to rising interest rates.
The profitability of our business and our ability to purchase loans currently depends on our ability to access funding at competitive rates, and we cannot guarantee that such financing will be available in the future. Further, our Credit Agreement provides for variable interest rates and as interest rates rise, our cost of borrowing could similarly increase. The increased interest expense could have an impact on the profitability of our business and may adversely impact our results of operations. If our existing sources of liquidity become insufficient or too costly to satisfy our financing needs or our access to these sources become restricted, we may need to obtain funding from other sources. There is no assurance that alternate sources of liquidity at desirable rates and on acceptable terms will be available to us.

We rely on debt funding to provide us with liquidity, which contains restrictive covenants. These restrictive covenants could have a material adverse effect on our results of operations and financial condition.
We use debt financing to provide us with liquidity. To procure and maintain this financing, we are required to comply with various restrictive covenants. Such covenants may inhibit the way we operate our business and thus have a material adverse effect on our results of operations and financial condition. We may incur additional indebtedness in the future, which may contain more restrictive covenants. Our failure or inability to comply with such covenants could result in defaults under the Credit Agreement and limit our ability to access necessary liquidity. In such case, we may be subject to additional remedies from our Lenders including the acceleration of our indebtedness and may need to raise funding from other sources. There is no assurance that alternative sources of funding will be available to us.
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
A reduction in demand for the products MCB offers could adversely affect our business and results of operations. The demand for the products MCB offers may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products, or the availability of competing products. Should MCB fail to adequately adapt to significant changes in customer demand for, or access to, its products, our revenues could decrease significantly and our operations could be harmed. Even if MCB makes changes to existing products or introduces new products to fulfill customer demand, customers may resist or reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and by that time, it may be too late to make further modifications to such products without causing further harm to our business, results of operations, and financial condition.
Also, when deemed to be in the best interest of their personnel, military commanders and supervisors of federal employees may instruct their personnel, formally or informally, not to patronize a business. If military commanders or federal employee supervisors at any given level prohibit the use of the Company’s website, we and MCB would be unable to transact new business with the potential customers they command or supervise.
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

Many of our competitors are larger than us and have greater access to capital and other resources. If we and MCB are unable to compete effectively, we will lose market share and our income from loans may diminish.
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

Failure to perform or negative trends in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations. The competitive pressures we, or MCB, face may cause a material adverse effect on our results of operations, financial condition and liquidity.
We may be limited in our ability to collect on our loan portfolio, all of which is unsecured.
MCB provides collection services pursuant to the LSMS Agreement, as amended. Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased credit losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts. In addition, the consumer loans that we hold are not secured by collateral or guaranteed or insured by any third-party, making it more difficult for us to fully collect on our loan portfolio. Since the loans are unsecured, customers may choose to repay other obligations before repaying loans to us because our customers have no collateral at risk. Further, given the relatively small size of some of our loans, the costs of collecting a loan may be high relative to the amount of the loan. If military personnel anticipate not being able to reenlist, many may become more financially conservative, potentially resulting in them stopping payment on current loans and/or resulting in a reduction of demand for future loans. As of September 30, 2018, we had approximately $19.1 million, or 8.0% of our total portfolio, from customers who separated from the military prior to repaying their loan. If that amount increases or the number of customers who separate from the military prior to their scheduled separation date materially increases, our credit losses may increase. This would have a material adverse effect on our business, cash flow, results of operations and financial condition.
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
We are dependent on our key officers and those of MCB, where the loss of services of any member of our or MCB’s team may have an adverse effect on our operations.
Our success depends in large part on the retention of our key officers, including: Timothy L. Stanley, our Chief Executive Officer, and Pamela D. Johnson, our Chief Financial Officer. The loss of one or more of our executive officers could have a material adverse impact to us. There is no assurance that we will be able to retain our current key officers or attract additional officers as needed.
We are also dependent upon the employees of MCB, our sole supplier of loans and who services the loans on our behalf. The loss of key officers and employees of MCB could have a material adverse impact to us. There is no assurance that MCB will be able to retain key officers and employees, particularly after the consummation of the sale of MCB.

Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We rely significantly on the personnel of MCB to carry out our operations. MCB may not be successful in retaining key personnel and the unexpected loss of services of one or more of their key personnel could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term customer relationships and the difficulty of promptly finding qualified replacement personnel. If the services of any of our or MCB’s key personnel should become unavailable for any reason, we or MCB may not be able to identify and hire qualified persons on terms acceptable to us or MCB, which could have an adverse effect on our business, financial condition and results of operations.
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
MCB trains its employees to make loans that conform to its underwriting standards and our purchase criteria. Such training includes critical aspects of state and federal regulatory compliance, account management, and customer relations. Although MCB has standardized employee manuals, MCB primarily relies on supervisors to train and supervise employees, rather than centralized or standardized training programs. Therefore, the quality of training and supervision may vary depending upon the amount of time apportioned to training and supervision and individual interpretations of operating policies and procedures. MCB cannot be certain that every loan is made in accordance with its underwriting standards and rules and our purchasing criteria. MCB has experienced prior instances of loans extended that varied from its underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we anticipate or have historically experienced.
In addition, MCB’s underwriting decisions are based on information provided by customers and counterparties, the inaccuracy or incompleteness of which may adversely affect our results of operations. In deciding whether to extend credit or enter into other transactions with customers and counterparties, MCB relies on information, including financial information, furnished to it by or on behalf of customers and counterparties. MCB also relies on representations of customers and counterparties as to the accuracy and completeness of that information. Our earnings and our financial condition could be negatively impacted to the extent the information furnished to our vendors by and on behalf of customers and counterparties is not correct or complete.
Controls and procedures are particularly important for purchasing consumer loans that we intend to hold until maturity. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations, including those related to controls and procedures for purchasing consumer loans, could have a material adverse effect on our business, results of operations and financial condition.
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
Media and public perception of consumer installment loans as being predatory or abusive could materially adversely affect our reputation, business, prospects, results of operations and financial condition.
Consumer advocacy groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict MCB’s products and services. These critics frequently characterize loan products and services as predatory or abusive toward consumers. If this negative characterization of the consumer installment loans we purchase becomes widely accepted by government policymakers or is embodied in legislative, regulatory, policy or litigation developments that adversely affect our ability to continue offering our products and services or the profitability of these products and services, our reputation, business, results of operations and financial condition would be materially and adversely affected. Negative perception of our products and services could also result in increased scrutiny from regulators and potential litigants. Such trends could materially adversely affect our reputation, business, prospects, results of operations and financial condition.
The payments we may make to our parent, MCFC, reduce our working capital and could reduce and diminish our ability to pay interest and principal on the investment notes.
As of September 30, 2018, our sole shareholder, MCFC, owned the sole outstanding share of our common stock. Accordingly, MCFC is able to exercise significant control over our affairs including, but not limited to, the election of directors, operational decisions and decisions regarding the investment notes. The Credit Agreement, among other things, limits the amounts that we can pay to MCFC each year. The Credit Agreement prohibits us from paying MCFC dividends in excess of 50% of our consolidated net income for each fiscal year, provided that we remain in compliance with our covenants and no event of default exists or would exist after the payment. We may also make payments under the LSMS, the Expense Sharing Agreement and Affiliate Fee Sharing Agreement provided that no events of default exist or would exist following any such payment.
The allocation of costs administrative and otherwise from our parent, MCFC, may increase as a direct result of the MCB Bank Sale.
Our allocation of administrative costs owed to MCFC pursuant to the Expense Sharing Agreement may increase as a result of the MidCountry Bank Sale. As a result of the MidCountry Bank Sale, we anticipate that our proportion of expenses will be increased under the amended Expense Sharing Agreement. MCFC previously allocated expenses between three other business entities, but will now allocate between two. Any increase in costs may have a negative impact on our cash flows, results of operations, and financial condition. The Expense Sharing Agreement is expected to be amended in the near future.
We purchase loans that were made primarily to customers in the military market, which traditionally has higher delinquencies than customers in other markets, resulting in higher charge-offs, a reduction in profitability and impairment of our ability to pay interest and principal on the investment notes.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. We depend in part upon our ability to address the needs of our customers by using technology to provide products and services that satisfy their operational needs. Many of our competitors have substantially greater resources to invest in technological improvements and third-party support. There can be no assurance that we will continue to effectively implement new technology-driven products and services or successfully market these products and services to our customers. For example, converting to a new lending platform in fiscal 2018 has caused us to incur a significant expenditure, and any unintended effects of the conversion could negatively impact our business, financial condition, and results of operations.

Changes in accounting standards issued by the FASB could adversely affect our results of operations and financial condition.
Our accounting and financial reporting policies conform to accounting principles generally accepted in the U.S., which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. The FASB has recently proposed new financial accounting standards that may result in significant changes that could adversely affect our results of operations and financial condition.
Refer to Part II, Item 8. "Note 1: Nature of Operations and Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements for further discussion of these new accounting standards, including the potential impact to our consolidated financial statements.
The market for our investment notes is illiquid.
In evaluating our securities, you should assume that you will be holding the investment notes until their stated maturity. The investment notes have no established trading market. We cannot assure you that a trading market for your investment notes will ever develop, be liquid or be maintained. Many factors independent of our creditworthiness affect the trading market, if any, for and market value of your investment notes. Those factors include, without limitation:

•	the method of calculating the principal and interest for the investment notes;

•	the time remaining to the stated maturity of the investment notes;

•	the outstanding amount of the investment notes; and

•	the level, direction and volatility of interest rates generally.

If a trading market does develop, there can be no assurance that it will continue or that it will be sufficiently liquid to allow you to resell your investment notes when you want or at a price that you wish to receive for your notes. We do not intend to apply to list the investment notes on any securities exchange. There may be a limited number of buyers when you decide to sell your investment notes and there is no established market in which to identify potential buyers. This may affect the price you receive for your investment notes or your ability to sell your investment notes at all.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.                                                PROPERTIES

As of September 30, 2018, the Company has a sublease agreement with MCB for its office location in Kansas City, Missouri. At any time after the occurrence of a default by MCB under the lease, the Company may, at its option, elect to make all rental payments and other charges due under the lease directly to the landlord.

ITEM 3.                                                LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business. While we cannot predict the outcome of these disputes and proceedings, we believe that none of these disputes or proceedings will have a material impact on our financial position, results of operations or cash flows.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our outstanding share of common stock is held by MCFC and, accordingly, there is no established public trading market for it and we therefore have only one registered holder.  We have not sold or repurchased any of our common stock since our acquisition by MCFC.  We do not have any securities listed on a national exchange. During fiscal 2018 and fiscal 2017, we declared and paid cash dividends to MCFC in the amount of $0.2 million and $1.9 million, respectively.  Our ability to pay dividends is limited by the terms and conditions of the Credit Agreement as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The Company does not have any equity compensation plans.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following condensed and consolidated financial data and results of operations have been derived from and should be read in conjunction with our audited consolidated financial statements and the related notes, with other financial data included in this Report and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The data is as of and for the fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014.

	As of and for the Years Ended September 30,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Consolidated balance sheet data:
Gross finance receivables	$238,300	$242,684	$280,947	$279,986	$268,522
Allowance for credit losses	(28,636)	(33,725)	(30,374)	(28,957)	(31,850)
Total assets	222,556	226,841	272,462	276,300	268,306
Senior indebtedness:
Revolving credit facility - banks, net	106,889	114,447	157,005	15,425	—
Amortizing term notes	—	—	—	138,428	127,777
Junior indebtedness:
Subordinated debt, net	29,344	29,518	32,903	41,108	54,773
Total stockholder’s equity	79,791	77,237	78,735	75,391	63,150
Consolidated statement of operations data:
Revenue:
Interest income and fees	$70,761	$75,092	$81,251	$76,627	$92,316
Interest expense	10,014	10,643	11,613	11,386	15,639
Net interest income before provision for credit losses	60,747	64,449	69,638	65,241	76,677
Provision for credit losses	19,379	35,140	31,128	25,185	35,690
Net interest income	41,368	29,309	38,510	40,056	40,987
Net non-interest income/(loss)	101	(302)	448	298	1,354
Non-interest expense (1)	31,753	28,366	33,129	31,163	84,795
Income/(loss) before income taxes	9,716	641	5,829	9,191	(42,454)
Provision/(benefit) for income taxes	6,957	230	2,011	3,702	(4,172)
Net income/(loss) and other comprehensive income/(loss)	$2,759	$411	$3,818	$5,489	$(38,282)

Net income/(loss) per share: (2)
Basic and diluted	$2,759	$411	$3,818	$5,489	$(38,282)
Cash dividends declared and paid per common share (2)	$205	$1,909	$474	$2,270	$3,231

(1) Includes $31.5 million goodwill impairment charge for the year ended September 30, 2014.
 (2) Number of shares outstanding is one.

ITEM 7.                                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PFSI, a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation ("MCFC"). PFSI, with its wholly owned subsidiaries, purchases finance receivables from MidCountry Bank ("MCB"), a federally chartered savings bank and wholly owned subsidiary of MCFC. MCB provides management and record keeping services for the PFSI finance receivables portfolio as discussed in Part I, Item 1. "Business - Lending and Servicing Operations - Management and Record Keeping Services".

MCB originates consumer loans via the internet primarily to active-duty U.S. military personnel, career retired U.S. military personnel or veterans with prior loan history with us. Military customers use loan proceeds for personal financial needs or to purchase consumer goods and services. We intend to hold these finance receivables until repaid.

Our finance receivables are unsecured, have fixed interest rates and typically have a maturity of less than 48 months. During fiscal 2018, the average size of a loan when acquired was $4,607 with an average term of 34 months.  A large portion of the loans we purchase are made to borrowers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

Sale of MidCountry Bank

As previously disclosed, MCFC and MCB entered into an agreement on June 11, 2018 to sell MCB to MidCountry Acquisition Corp., a company formed by a third party to purchase MCB (the “MidCountry Bank Sale”). On November 30, 2018, MCFC completed the MidCountry Bank Sale.

In connection with the MidCountry Bank Sale, also on November 30, 2018, PFSI and certain of its subsidiaries, MCB, and CIBC Bank USA, as administrative agent for itself and certain other lenders under the Company’s Credit Agreement, entered into the Non-Recourse Loan Sale and Master Services Agreement (the “New LSMS Agreement”) governing the origination and servicing relationship between MCB and the Company. The New LSMS Agreement supersedes and replaces the Fifth Amended and Restated Loan Sale and Master Services Agreement (“LSMS Agreement”) that was in effect prior to the consummation of the MidCountry Bank Sale. Unless otherwise stated, financial results and disclosures for PFSI included in this Annual Report on Form 10-K reflect the terms of the LSMS Agreement.

Recent Changes in Debt Financing

We entered into the Amendment on December 21, 2018 which, among other things, reduced the maximum commitment from $170.0 million to $98.0 million on our revolving senior credit facility and extended the term through April 17, 2019, unless otherwise terminated on an earlier date pursuant to the terms thereof. In addition, on December 21, 2018, we borrowed the full $25.0 million available balance under our line of credit from MCFC. The proceeds from the line of credit borrowing were used to partially fund the required paydown of the revolving senior credit facility upon entering into the Amendment. Subject to certain exceptions enumerated in the Amendment, we are restricted from making certain payments and distributions for the term of the Credit Agreement, including dividends or payments with respect to our capital, and principal repayments on the outstanding balance of the subordinated line of credit with MCFC. See “Loan Acquisition” and “Liquidity and Capital Resources” herein for additional information regarding our availability of credit.

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

 Interest income and fees. Interest income and fees consist of interest and origination revenue earned on the consumer loans we own.  Our interest revenue is based on the risk adjusted interest rates charged to customers for loans that we purchase.  Interest rates vary by loan and are based on many factors, including the overall degree of credit risk assumed.  Our interest income and fees comprised approximately 100% of our total revenues in fiscal 2018.

Non-interest income, net.  Non-interest income, net consists of revenue from debt protection income and related expenses.  Debt protection income and related expenses comprised approximately 0.1% of our total revenues in fiscal 2018 and are expected to further decline as a percentage of total revenues in future periods because we ceased offering the debt protection feature on new finance receivables in September 2016.

Finance Receivables

Our finance receivables are comprised of loans purchased from MCB. The following table details the average loan balance and the number of loans that comprise our finance receivables as of and for the periods presented:

	As of and for the Years Ended September 30,
	2018	2017	2016

Finance receivables:
Gross finance receivables balance	$238,300,414	$242,683,918	$280,947,049
Average finance receivable balance	$3,783	$3,703	$3,831
Total interest income and fees	$70,761,269	$75,091,754	$81,250,716
Total number of finance receivables	62,998	65,541	73,340

Net Interest Margin

The principal component of our profitability is net interest margin, which is a function of the interest and fees earned on our finance receivables and the interest paid on borrowed funds. In addition, competitive market conditions also impact interest rates we are able to charge.

Our interest expense is sensitive to changes in general market interest rates, which directly impacts our cost of funds. Due to certain federal regulations, we are unable to significantly increase the annual percentage rate earned on new and existing finance receivables, which restricts our ability to react to increases in cost of funds. Accordingly, increases in market interest rates generally will narrow interest rate spreads and lower profitability, while decreases in market interest rates generally will widen interest rate spreads and increase profitability. Since December 2015, the Federal Reserve has been gradually increasing short-term interest rates, which has resulted in a corresponding increase in our borrowing costs.

The following table presents a three-year history of data relating to our net interest margin as of and for the periods presented.

	As of and for the Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)

Total finance receivables balance	$238,300	$242,684	$280,947
Average gross finance receivables (1)	236,694	255,952	279,350
Average interest bearing liabilities (1)	137,436	163,627	189,395
Total interest income and fees	70,761	75,092	81,251
Total interest expense	10,014	10,643	11,613

Percentage of interest income and fees to average gross finance receivables	29.9%	29.3%	29.1%
Percentage of interest expense to average interest bearing liabilities	7.3%	6.5%	6.1%
Percentage of net interest margin	25.7%	25.2%	24.9%

(1)  Averages are computed using month-end balances.

Results of Operations

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017.

Gross Finance Receivables.  Our aggregate finance receivables decreased 1.8%, or $4.4 million, to $238.3 million as of September 30, 2018 from $242.7 million as of September 30, 2017. The decrease in finance receivables was due largely to reduced customer demand as well as the continuing effect of underwriting and purchasing criteria changes made during the second and third quarters of fiscal 2017 intended to improve the credit quality of our finance receivables portfolio.

Interest Income and Fees.  Interest income and fees decreased to $70.8 million in fiscal 2018 from $75.1 million in fiscal 2017, a decrease of $4.3 million or 5.7%.  The decrease in interest income and fees was primarily due to a 7.5%. decrease in average gross finance receivables. Average gross finance receivables for fiscal 2018 was $236.7 million compared to $256.0 million for fiscal 2017.

Interest Expense.  Interest expense in fiscal 2018 decreased 5.7% to $10.0 million compared to $10.6 million in fiscal 2017. The decrease was due to a decline in average interest bearing liabilities to $137.4 million, or 16.0%, during fiscal 2018 compared to $163.6 million during fiscal 2017.  The decline in average interest bearing liabilities was due to a reduction in borrowings as a result of lower outstanding finance receivables. The decrease in interest expense in fiscal 2018 was due to lower finance receivables demand, which was partially offset by an increase in the weighted average interest rate of our interest bearing liabilities to 7.3% during fiscal 2018 compared to 6.5% during fiscal 2017. Due to the predominantly variable rate nature of our borrowings, our cost of funds percentage will increase as the level of market interest rates increases.

Provision for Credit Losses.  The provision for credit losses in fiscal 2018 decreased to $19.4 million in fiscal 2018 from $35.1 million in fiscal 2017, a decrease of $15.7 million or 44.7%. The provision for credit losses in fiscal year 2017 reflected an elevated level of net charge-offs as compared to fiscal 2018 and an increase in the level of allowance for credit losses necessary to cover estimated inherent credit losses in our finance receivables portfolio at that time. The lower level of estimated credit losses at September 30, 2018 reflects improved credit quality measures over the past year and a lower overall finance receivables portfolio.

Net charge-offs were $24.5 million in fiscal 2018 compared to $31.8 million in fiscal 2017, a decrease of $7.3 million or 23.0%.  The net charge-off ratio decreased to 10.3% in fiscal 2018 compared to 12.4% in fiscal 2017.  The decrease in net charge-offs and net charge-off ratio for fiscal 2018 resulted from a declining trend in delinquent finance receivables. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 6.2% at September 30, 2018 compared to 6.4% at September 30, 2017. See further discussion in Part I. Item 1. Business "Credit Loss Experience and Provision for Credit Losses."

Non-Interest Expense.  Non-interest expense in fiscal 2018 was $31.8 million compared to $28.4 million in fiscal 2017, an increase of $3.4 million or 12.0%.  Non-interest expense during fiscal 2018 increased in part due to a $1.1 million or 35.8% increase in the monthly special service fee to MCB compared to fiscal 2017, which is the result of an increase in the special service fee rate to 125% on October 1, 2017 from 115%. We also incurred $2.1 million in expenses related to our loan system conversion and implementation in fiscal 2018.

Provision for Income Taxes.  The Company’s effective tax rate was 71.6% in fiscal 2018 compared to 35.9% in fiscal 2017.  The increase is primarily driven by the revaluations of our deferred tax asset to take into account certain changes resulting from the Tax Cuts and Jobs Act signed into law on December 22, 2017. As a result of the reduction in the federal corporate income tax rate, the Company revalued its deferred tax assets and liabilities to reflect the reduction in the expected tax effects resulting from the lower corporate income tax rate. The revaluation resulted in a $4.7 million reduction in the value of its net deferred tax asset that was recorded as additional deferred income tax expense in the Company’s consolidated statement of operations and other comprehensive income for fiscal year ended September 30, 2018. Excluding the impact of the reduction in the net deferred tax asset, the Company's effective tax rate was 24.5% in fiscal 2018. For additional information related to our provision for income taxes, see PartII. Item 8. "Note 5: Income Taxes" in the Notes to Consolidated Financial Statements.

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016.

Gross Finance Receivables. Our gross finance receivables decreased 13.6% or $38.2 million, to $242.7 million on September 30, 2017 from $280.9 million on September 30, 2016. The decrease in finance receivables was due to reduced customer demand, borrowing base limitations during the first half of fiscal 2017 under our Credit Agreement limiting our ability to purchase loans from MCB, and underwriting and purchasing criteria changes made during the second and third quarters of fiscal 2017 intended to improve credit quality. See further discussion in the sections titled "Loan Acquisition" and "Liquidity and Capital Resources." below.

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

Provision for Credit Losses. The provision for credit losses in fiscal 2017 increased to $35.1 million in fiscal 2017 from $31.1 million in fiscal 2016, an increase of $4.0 million or 12.9%. The increase in the provision for credit losses was due to an increase in net charge-offs and delinquency in fiscal 2017 compared to fiscal 2016. Net charge-offs increased to $31.8 million in fiscal 2017 compared to $29.7 million in fiscal 2016, an increase of $2.1 million or 7.1%. The net charge-off ratio increased to 12.4% in fiscal 2017 compared to 10.6% in fiscal 2016. The increase in the net charge-off ratio was due to the $23.4 million or 8.4% decrease in average gross finance receivables and increase in net charge-offs during fiscal 2017. See further discussion in Part I. Item I. "Business - Credit Loss Experience and Provision for Credit Losses."

Non-Interest Expense. Non-interest expense in fiscal 2017 was $28.4 million compared to $33.1 million in fiscal 2016, a decrease of $4.7 million or 14.2%. Non-interest expense during fiscal 2017 decreased due to a $2.3 million or 10.2% decrease in the monthly servicing fee to MCB compared to fiscal 2016, which is the result of an 8.4% decline in average gross finance receivables and a reduction in the annualized servicing fee rate to 6.8% on May 1, 2017 from 7.4%. Non-interest expense during fiscal 2017 also reflected a decrease of $1.6 million, or 34.4% in the monthly special services fee to MCB compared to fiscal 2016 as a result of reduced marketing and business development services and a decrease in the special service fee markup percentage.

Provision for Income Taxes. The Company’s effective tax rate was 35.9% in fiscal 2017 compared to 34.5% in fiscal 2016. The increase is primarily driven by a shift in business income across states, resulting in an overall increase in state tax expense during fiscal 2017. See further discussion in Part II. Item 8. "Note 5: Income Taxes".

Delinquency Experience

Our customers are required to make monthly principal and interest payments. Our servicer, MCB, under our supervision, analyzes customer delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days. Recency delinquent finance receivables 60 days or more past due, increased to 5.4% of finance receivables at September 30, 2018 from 4.5% at September 30, 2017 and decreased from 6.0% at September 30, 2016. The delinquent finance receivables as of September 30, 2017 were reduced due to early allotment payments. Recency delinquent finance receivables as of September 30, 2018 were not impacted by early allotment payments and reflect a more normalized recency delinquency rate. As of September 30, 2018 and September 30, 2017, we had approximately $3.5 million and $3.3 million in recency delinquent loans 60 days or more past due, respectively, from customers who advised us of their separation from the military prior to repaying their loan. See "Non-performing Assets" below.

The following table sets forth the three-year history of our delinquency experience for loans for which payments are 60 days or more past due, on a recency basis.

	As of September 30,
	2018	2017	2016
	(dollars in thousands)

Total finance receivables	$238,300	$242,684	$280,947
Total finance receivables balances 60 days or more past due	12,960	10,812	16,890
Total finance receivables balances 60 days or more past due as a percent of total finance receivables	5.4%	4.5%	6.0%

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

Former Military.  As of September 30, 2018 and September 30, 2017, we had approximately $19.1 million or 8.0% of our total portfolio, and $16.1 million or 6.6% of our total portfolio, respectively, from customers who separated from the military prior to repaying their loan. Finance receivable net charge-offs from customers who separated from the military, were $8.0 million and represented 32.8% of net charge-offs in fiscal 2018 compared to $11.3 million and 35.5% in fiscal 2017.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables and net charge-offs as of and for the end of the periods presented. For additional information related to our allowance for credit losses, see Part II. Item 8. "Note 2: Finance Receivables" in the Notes to Consolidated Financial Statements.

	As of and for the Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)

Allowance as a percentage of total finance receivables	12.0%	13.9%	10.8%
Average gross finance receivables (1)	$236,694	$255,952	$279,350
Percentage of net charge-offs to average gross finance receivables	10.3%	12.4%	10.6%

(1)  Averages are computed using month-end balances and exclude any early allotment payments.

The allowance for credit losses at September 30, 2018 decreased to $28.6 million from $33.7 million at September 30, 2017. The decrease in the allowance for credit losses is due to a decrease in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio. In the first half of fiscal 2017 we experienced increased levels of past due loans as a percentage of the finance receivables portfolio and elevated net charge-offs relative to fiscal 2016. As a result, MCB, as the servicer of our finance receivables portfolio, took steps during fiscal 2017 to mitigate this increase through enhancements to collection efforts, along with changes in underwriting, and we made changes to our purchasing criteria. During the second half of fiscal 2017 and throughout fiscal 2018 we experienced lower levels of past due loans as a percentage of the gross finance receivables portfolio.

Non-performing Assets

The accrual of interest income is suspended when three full payments (95% or more of the contracted payment amount) have not been received. Loans that are 92 days past their contractual due date are deemed to be non-performing. Accrued interest income on loans is reversed against interest income at the time such loans are considered non-performing. As of September 30, 2018, we had $14.8 million in finance receivables that were non-performing, compared to $15.5 million as of September 30, 2017.

Loan Acquisition

Finance receivable growth is an important factor in determining our future revenues. We are dependent upon MCB to increase its originations and our having sufficient funding for our future growth. For fiscal 2018, finance receivables purchased (including refinancings) increased to $236.3 million from $222.9 million in fiscal 2017, an increase of $13.9 million or 6.0%.

The following table sets forth the three-year history of our overall finance receivable purchases, including those refinanced:

	For the Years Ended September 30,
	2018	2017	2016

Finance receivables purchased:
Gross finance receivables balance	$236,287,100	$222,898,279	$292,495,987
Number of finance receivable loans	51,286	48,843	63,413
Average finance receivable amount at time of purchase	$4,607	$4,564	$4,613

As discussed below, it is likely that we may experience periods of reduced funding availability under the senior revolving credit facility. During such times, it may become necessary to reduce the volume of loans purchased in order to use our liquidity to fund operating expenses, including interest and principal payments on our outstanding debt obligations. If we reduce the volume of loans purchased, our future revenues will likely be decreased and our results of operations and financial condition will likely be materially adversely affected.

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry. Our principal use of cash is to purchase consumer finance receivables from MCB and pay MCB for services performed under the LSMS Agreement and New LSMS Agreement subsequent to the MidCountry Bank Sale on November 30, 2018. We use borrowings to fund the difference, if any, between the cash used to purchase finance receivables and pay operating expenses and the cash generated from loan repayments, interest income and fees. Cash used in investing activities in fiscal 2018 was approximately $21.7 million and cash used in financing activities was $9.2 million, which was funded from $27.6 million in operating activities.  Cash used in financing activities was $49.4 million in fiscal 2017, which was funded by operating activities of $40.6 million and investing activities of $4.7 million. Financing activities primarily consist of borrowing and repayments of debt incurred under our senior revolving credit facility.

The majority of our liquidity requirements are obtained through our senior revolving credit facility. Additional sources of funds may be generated through repayments of finance receivables, sales of subordinated debt and borrowings from MCFC. For additional information related to our borrowings, see Part II, Item 8. "Note 4: Borrowings" in the Notes to Consolidated Financial Statements.

Senior Debt

Revolving Credit Facility - Banks. The Company entered into the Credit Agreement on December 23, 2015, as subsequently amended, with the Lenders. Subject to the terms of the Credit Agreement, the Lenders have agreed to make available to the Company a revolving credit facility up to a maximum of $170.0 million whereby the Company may periodically borrow and repay funds as needed.

Borrowing availability under the revolving credit facility is limited to eligible receivables (the "Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of September 30, 2018 and September 30, 2017, the Company's Borrowing Base and available revolving credit line was $138.4 million and $136.4 million, respectively. Outstanding borrowings under the Credit Agreement at September 30, 2018 were $107.0 million bearing a weighted average interest rate of 6.51%. Of the outstanding borrowings at September 30, 2018, $103.0 million were LIBOR borrowings with a 6.43% interest rate while the remaining $4.0 million were Base Rate borrowings with an 8.50% interest rate. Outstanding LIBOR borrowings under the Credit Agreement at September 30, 2017 were $115.0 million bearing an interest rate of 5.48%. There were no Base Rate borrowings at September 30, 2017. In addition, we are paying the Lenders a 50 basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In fiscal 2018 and 2017 non-use fees were $310 thousand and $167 thousand, respectively.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at September 30, 2018 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $19 thousand at September 30, 2018 and $97 thousand at September 30, 2017.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company, and will terminate on December 21, 2018, unless renewed or extended before then, or earlier if certain events occur, as noted below.

Under the Credit Agreement, we are subject to certain covenants that require, among other things, that we maintain specific financial ratios, satisfy certain financial tests and maintain a minimum allowance for credit losses in relation to historical net charge-offs. There are also certain restrictions on the amount and timing of dividends we may pay. These covenants and other terms, if not complied with, could result in a default under the Credit Agreement. If a default under the Credit Agreement is not waived by the Lenders, it could result in the acceleration of the indebtedness evidenced by the Credit Agreement.

As of September 30, 2018, our credit facility had a 77.3% utilization, which may restrict our ability to purchase finance receivables in the future. As of September 30, 2018, we could request up to $31.4 million in additional funds and remain in compliance with the terms of the Credit Agreement. If we cannot secure new borrowings to the extent the Company believes additional borrowings would be advisable, or increase borrowing availability under our Credit Agreement, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

The following table sets forth a three-year history of the total borrowings and availability under the Credit Agreement as of September 30, 2018, September 30, 2017 and September 30, 2016.

	As of and for the Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Revolving credit facility:
Total facility	$170,000	$170,000	$170,000
Gross balance, end of period (1)	107,000	115,000	158,000
Maximum available credit (2)	63,000	55,000	12,000
Credit facility available (2)	31,404	21,424	4,759
Percent utilization of the total facility	77.3%	84.3%	97.1%

(1) Excludes $0.1 million, $0.6 million and $1.0 million of unamortized debt issuance costs as of September 30, 2018, 2017 and
2016, respectively.
(2) Under the Credit Agreement, the credit facility available is limited by the borrowing base.

We entered into an amendment to the revolving credit facility on December 21, 2018 which, among other things, reduced the maximum commitment from $170.0 million to $98.0 million and extended the term through April 17, 2019 unless otherwise terminated on an earlier date pursuant to the terms thereof. In addition, on December 21, 2018, we borrowed the full $25.0 million available balance under the line of credit from MCFC. The proceeds from the line of credit borrowing were used to partially fund the required paydown of the revolving senior credit facility upon entering into the Amendment. Subject to certain exceptions enumerated in the Amendment, we are restricted from making certain payments and distributions for the term of the Credit Agreement, including dividends or payments with respect to our capital, and principal repayments on the outstanding balance of the subordinated line of credit with MCFC. We regularly monitor our current and anticipated funding needs in conjunction with available funding under the revolving senior credit facility, which is our primary source of funds to purchase loans from MCB. In periods of reduced funding availability under the revolving credit facility, we can reduce the volume of loans purchased from MCB in order to use our liquidity to fund operating expenses, including interest and principal payments on our outstanding debt obligations. If we reduce the volume of loans purchased from MCB, our results of operations and financial condition may be materially adversely affected.

Subordinated Debt

Investment Notes. We have subordinated borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $19.8 million at September 30, 2018, and $19.7 million at September 30, 2017.  These investment notes are nonredeemable by the holders before maturity, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $52,718 and $51,097, with a weighted average interest rate of 9.33% and 9.20% at September 30, 2018 and September 30, 2017, respectively.

Subordinated Debentures. At September 30, 2018 the Company had outstanding borrowings of $7.3 million in subordinated debentures. The debentures have maturities at issuance ranging from one to four years and bear interest rates of 5.5%, 6.5%, 7.5% and 8.0%. The average subordinated debenture payable was $75,619 with a weighted average interest rate of 7.36% at September 30, 2016.

Subordinated Debt - Parent. Our Credit Agreement allows for a line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion and dependent upon the availability of funds from MCFC and is due upon demand.  The maximum principal balance on this line of credit is $25.0 million.  Interest is payable monthly and is based on prime, with a minimum interest rate of 5.0% and a maximum rate of prime plus 3.25%.  As of September 30, 2018 and September 30, 2017 the outstanding balance under this line of credit was zero. As noted above, we borrowed the full $25.0 million available balance on this line of credit on December 21, 2018 in conjunction with the amendment to the revolving credit facility. As discussed in Part II, Item 9B “Other Information” contained herein, the amended revolving credit facility restricts the Company from making principal repayments on the line of credit to MCFC for the term of the Credit Agreement.

There is an increase in scheduled subordinated debt maturities in fiscal 2019 as compared to 2018 as indicated in Part II, Item 8. "Note 4: Borrowings" in the Notes to Consolidated Financial Statements in Item 8. There was $0.9 million of subordinated debt maturities in fiscal 2018 as compared to $5.5 million of subordinated debt scheduled to mature fiscal 2019. The Company plans to fund the maturing subordinated debt with internal cash resources.

Off-Balance Sheet Arrangements. At September 30, 2018 we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material adverse effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation and General Economic Conditions

Although the impact of inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates.  A significant and sustained increase in interest rates could unfavorably impact our profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates paid under our Credit Agreement and subordinated debt.  Inflation also may negatively affect our operating expenses.  See “Liquidity and Capital Resources” above.

Critical Accounting Policies

General. Our accounting and reporting policies are in accordance with U.S. GAAP and conform to general practices within the consumer finance industry.  The significant accounting policies used in the preparation of the consolidated financial statements are discussed in Part II, Item 8. "Note 1: Nature of Operations and Summary of Significant Accounting Policies" to Consolidated Financial Statements.  Critical accounting policies require management to make estimates and assumptions, which affect the reported amounts of assets, liabilities, income and expenses.  As a result, changes in these estimates and assumptions could significantly affect our financial position and results of operations.

Allowance for Credit Losses and Provision for Credit Losses.  We consider our policy regarding the allowance and resulting provision for credit losses to be a critical accounting policy due to the significant degree of management judgment applied in establishing the allowance and the provision.

We utilize a statistical model that incorporates historical factors to estimate probable inherent losses or credit risk trends to determine the appropriate amount of allowance for credit losses.

We evaluate the finance receivable portfolio in connection with our estimate of the allowance for credit losses.  Our portfolio consists of a large number of relatively small, homogenous accounts.  No account is large enough to warrant individual evaluation for impairment.  We consider numerous qualitative and quantitative factors in estimating incurred losses in our finance receivable portfolio, including the following:

•	Historical credit losses and recovery experience;

•	Current economic conditions;

•	Current finance receivable delinquency trends; and

•	Demographics of the current finance receivable portfolio.

We also use several ratios to evaluate prior finance receivable loss and delinquency experience.  Each ratio is useful, but each has its limitations.  These ratios include:

•	Delinquency ratio — finance receivables 60 days or more past due, on a recency basis, as a percentage of finance receivables;

•	Allowance ratio — allowance for credit losses as a percentage of finance receivables;

•	Charge-off ratio — net charge-offs as a percentage of average finance receivables (excluding any early allotment payments); and

•	Charge-off coverage — allowance for credit losses as a percentage of annualized net charge-offs.

We also exercise our judgment, based on our experience in the consumer finance industry, when determining the amount of the allowance for credit losses.  We consider this estimate to be a critical accounting estimate that affects our results of operations and financial condition.  See “Credit Loss Experience and Provision for Credit Losses” above.

Contractual Obligations

We have the following contractual payment obligations under current financing arrangements as of September 30, 2018:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years (3)
	(dollars in thousands)
Total senior and subordinated debt (1)	$136,344	$112,503	$21,594	$2,247
Interest expense on debt (2)	9,542	7,449	1,896	197

Total contractual cash obligations	$145,886	$119,952	$23,490	$2,444

(1) Total senior and subordinated debt excludes unamortized debt acquisition costs of $0.1 million.
(2) Interest expense on debt is estimated using the weighted-average interest rate of 6.51% for credit facility debt and 8.78% for subordinated debt as of September 30, 2018.
(3) There are no contractual obligations due beyond 5 years.

Impact of New and Emerging Accounting Pronouncements Not Yet Adopted

For a discussion of new accounting pronouncements not yet adopted and their estimated impact on the Company, see Part II, Item 8. "Note 1: Nature of Operations and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our interest income is generally not sensitive to fluctuations in market interest rates.  Our interest expense is generally sensitive to fluctuations in market interest rates. Our credit facility borrowings under our Credit Agreement can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). We are subject to interest rate sensitivity on our LIBOR and Base Rate borrowings.  As of September 30, 2018, $103.0 million of LIBOR borrowings were outstanding with an interest rate of 6.51%. As of September 30, 2018, there were $4.0 million of Base Rate borrowings with an interest rate of 8.50%. As a means of managing our exposure to rising interest rates, we have a $50 million notional interest rate cap agreement at September 30, 2018 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $19 thousand at September 30, 2018. Assuming $103.0 million in LIBOR annual average borrowings, a 50 basis point increase in the 30 day LIBOR index rate would increase annual interest expense approximately
$0.5 million.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIONEER FINANCIAL SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, 2017 and 2016

(WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT THEREON)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and Board of Directors of Pioneer Financial Services, Inc.
Kansas City, Missouri

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pioneer Financial Services, Inc. and subsidiaries (the "Company") as of September 30, 2018 and 2017, and the related consolidated statements of operations and other comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended September 30, 2018, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 26, 2018
We have served as the Company's auditor since 2007.

PIONEER FINANCIAL SERVICES, INC.
 CONSOLIDATED BALANCE SHEETS
 SEPTEMBER 30, 2018 AND 2017

	As of September 30,
	2018	2017
	(dollars in thousands)
ASSETS

Cash and cash equivalents	$3,934	$7,235
Gross finance receivables	238,300	242,684
Less:
Advanced finance receivable payments	—	(2,068)
Unearned fees	(7,975)	(7,450)
Allowance for credit losses	(28,636)	(33,725)
Finance receivables, net	201,689	199,441

Furniture and equipment, net	3,991	4,114
Deferred tax asset, net	6,434	12,982
Prepaid and other assets	6,508	3,069

Total assets	$222,556	$226,841

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit facility - banks, net	$106,889	$114,447
Subordinated debt, net	29,344	29,518
Accounts payable and other liabilities	6,532	5,639

Total liabilities	142,765	149,604

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	95,416	95,416
Retained deficit	(15,625)	(18,179)

Total stockholder’s equity	79,791	77,237

Total liabilities and stockholder’s equity	$222,556	$226,841

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

	Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)

Interest income and fees	$70,761	$75,092	$81,251

Interest expense	10,014	10,643	11,613

Net interest income before provision for credit losses	60,747	64,449	69,638
Provision for credit losses	19,379	35,140	31,128
Net interest income	41,368	29,309	38,510

Total non-interest income/(loss), net	101	(302)	448

Non-interest expense
Management and record keeping services	25,003	24,033	28,684
Other operating expenses	6,750	4,333	4,445
Total non-interest expense	31,753	28,366	33,129

Income before income taxes	9,716	641	5,829
Provision for income taxes	6,957	230	2,011
Net income and other comprehensive income	$2,759	$411	$3,818

Net income and other comprehensive income per share, basic and diluted (1)	$2,759	$411	$3,818

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

	Total	Common Stock	Retained Deficit
	(dollars in thousands)

Balance September 30, 2015	$75,391	$95,416	$(20,025)

Net income and other comprehensive income	3,818	—	3,818
Dividends declared and paid to parent (1)	(474)	—	(474)

Balance September 30, 2016	$78,735	$95,416	$(16,681)

Net income and other comprehensive income	411	—	411
Dividends declared and paid to parent (1)	(1,909)	—	(1,909)

Balance September 30, 2017	$77,237	$95,416	$(18,179)

Net income and other comprehensive income	2,759	—	2,759
Dividends declared and paid to parent (1)	(205)	—	(205)

Balance September 30, 2018	$79,791	$95,416	$(15,625)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

	Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Cash flows from operating activities:
Net income	$2,759	$411	$3,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,379	35,140	31,128
Depreciation and amortization	1,358	786	85
Deferred income taxes	6,548	1,203	766
Interest accrued on investment notes	845	1,145	2,014
Changes in:
Accounts payable and other liabilities	892	1,820	(2,129)
Unearned debt protection fees	(744)	(2,316)	(82)
Prepaids and other assets	(3,438)	2,442	4,895

Net cash provided by operating activities	27,599	40,631	40,495

Cash flows from investing activities:
Net finance receivable (purchases) repayments	(20,883)	5,653	(28,442)
Capital expenditures	(793)	(928)	(838)

Net cash provided by/(used in) investing activities	(21,676)	4,725	(29,280)

Cash flows from financing activities:
Borrowings under lines of credit	64,000	22,000	248,073
Repayments under lines of credit	(72,000)	(65,000)	(106,493)
Proceeds from other borrowings	—	3,010	16,335
Repayment of other borrowings	(1,019)	(7,540)	(164,982)
Dividends paid to parent	(205)	(1,909)	(474)

Net cash used in financing activities	(9,224)	(49,439)	(7,541)

Net (decrease)/increase in cash and cash equivalents	(3,301)	(4,083)	3,674

Cash and cash equivalents, Beginning of year	7,235	11,318	7,644

Cash and cash equivalents, End of year	$3,934	$7,235	$11,318

Additional cash flow information:
Interest paid	$10,851	$9,733	$10,320
Income taxes (refunded)/paid	1,475	(1,936)	1,896
See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017, AND 2016

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”). The Company is headquartered in Kansas City, Missouri and is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia Corporation ("MCFC" or "Parent").

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

Nature of Operations and Concentration

The Company purchases finance receivables from, and have finance receivables serviced by, MidCountry Bank ("MCB"), a federally chartered savings bank and a wholly owned subsidiary of MCFC as of September 30, 2018 and 2017. The Company and MCB are party to the Loan Sale and Master Services Agreement (the “LSMS Agreement”) under which MCB originates consumer loans via the internet to primarily active-duty U.S. military personnel, career retired U.S. military personnel or veterans with prior loan history with us. We have the exclusive right to purchase those loans that meet our purchasing criteria.  Under the LSMS Agreement, MCB also provides us with management and record keeping services.

On November 30, 2018, MCFC completed the sale of MCB. The Company concurrently entered into a new Loan Sale and Master Services Agreement (the "New LSMS Agreement") governing the origination and servicing relationship between MCB and the Company. The New LSMS Agreement supersedes and replaces the LSMS Agreement that was in effect prior to the consummation of the MCB sale. The LSMS Agreement and the New LSMS Agreement are further described in Note 6 -  Related Party Transactions.

Cash and Cash Equivalents

Our cash consists of checking and money market accounts.

Finance Receivables

Finance receivables are carried at amortized cost and are adjusted for unamortized direct loan origination fees and reduced for unearned merchant discounts, allowances for credit losses, advanced finance receivable payments and unearned fees.

Allowance for Credit Losses

We maintain an allowance for credit losses, which represents management’s best estimate of inherent losses in the finance receivable portfolio as of the balance sheet date.  The allowance for credit losses is reduced by actual credit losses and is increased by the provision for credit losses and recoveries of previous credit losses.  The provision for credit losses is charged to earnings to bring the total allowance to a level considered necessary by management.  As the portfolio of finance receivables consists of a large number of relatively small, homogeneous accounts, no account is large enough to warrant individual evaluation for impairment.  Management considers numerous factors in estimating the allowance for credit losses, including the following:

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

Revenue Recognition

Interest Income on Finance Receivables

Interest income on finance receivables is recognized as revenue on an accrual basis using the effective yield method.  The deferred fees, net of costs, are accreted into income using the effective yield method over the estimated life of the finance receivable.  If a finance receivable, net of costs, liquidates before accretion is completed, we charge or credit any unaccreted net deferred fees or costs to income at the date of liquidation.  The accrual of interest income is suspended, and accrued interest is reversed, when three full (95% or more of the contracted payment amount) payments have not been received.

Debt Protection

MCB historically sold a debt protection feature providing life, accident and health protection along with other exclusive coverages that were unique to our customers. Under a Services Agreement by and among us, MCB and a third-party insurance company, we assumed from MCB all risks on debt protection contracts sold in connection with finance receivables purchased from MCB.  Unearned fees and premiums are recognized as non-interest income over the period of risk in proportion to the amount of debt protection provided. On September 15, 2016, MCB ceased offering the debt protection feature on new loans. All finance receivables that have the debt protection product tied to them are scheduled to mature by December 2019.

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
In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets or the Company has tax benefit carryforwards, an evaluation of the ability to realize the future benefits indicated by such asset is required. A valuation allowance is provided for a portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings, and tax planning strategies.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. The Act reduced the corporate income tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018. As a result of the reduction in the corporate income tax rate, in fiscal 2018 the Company revalued its deferred tax assets and liabilities to reflect the reduction in estimated tax effects resulting from the lower corporate income tax rate. See Note 5 - Income Taxes.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This standard provides guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. Because the guidance does not apply to interest revenue recognition for loans, the Company does not expect this standard to have a material impact on its financial position, results of operations or financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard requires an entity that enters into a lease, with some specified scope exemptions, to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2016-02 on its financial position, results of operations and financial statement disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This standard sets forth a “current expected credit loss” model which, when adopted, will require the Company to measure expected lifetime credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost as well as certain off-balance sheet credit exposures. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019. The Company is currently assessing the impact of this standard on its financial position, results of operations and financial statement disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this update provide guidance on the following eight specific cash flow topics: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after the acquisition date of a business combination, (4) proceeds received from the settlement of insurance claims, (5) proceeds received from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. For public entities the amendments in this standard are effective for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of the adoption of this standard on its presentation of cash flows.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases to address certain narrow aspects of the guidance issued in ASU 2016-02. This standard is not anticipated to materially impact the Company’s assessment of the impact of ASU 2016-02 on the consolidated financial statements as described above.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This standard provides entities with an additional (and optional) transition method to adopt the new lease requirements in ASU 2016-02 by allowing entities to initially apply the new requirements by recognizing the cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This guidance further provides lessors with a practical expedient by class of underlying asset, to not separate non-lease components from the associated lease component. This guidance is not anticipated to materially impact the Company’s assessment of the impact of ASU 2016-02 on the consolidated financial statements as described above.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Disclosure Requirements for Fair Value Measurement. This standard modifies the disclosure requirements on Fair Value Measurements under Topic 820 by removing some disclosure requirements for non-public entities and also requires adjustments to the recurring and nonrecurring fair value measurement disclosures. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's fair value financial statement disclosures.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel. During fiscal 2018, we purchased $236.3 million of loans from MCB compared to $222.9 million during fiscal 2017.  Approximately 43.7% of the amount of loans we purchased in fiscal 2018 were refinancings of outstanding loans compared to 45.4% during fiscal 2017.

In the normal course of business, we receive a portion of customer loan payments through the Federal Government Allotment System ("Allotment") on the first day of each month. If the first day of the month falls on a weekend or holiday, Allotment payments are received on the last business day of the preceding month. Prior to converting to a new loan servicing system in January 2018, these payments were not able to be applied to customers’ accounts prior to the balance sheet date, therefore these payments are reflected as advanced finance receivable payments. On September 30, 2017, we collected $3.5 million in customer loan Allotment payments in advance of the payment due date of October 1, 2017. These Allotment payments are reflected on the balance sheet as advanced finance receivable payments and as a reduction of net finance receivables of $2.1 million and the corresponding accrued interest receivable of $1.4 million. There were no advanced allotment payments on September 30, 2018.

The following table represents our finance receivables for the periods presented:

	As of September 30,
	2018	2017
	(dollars in thousands)
Finance Receivables:
Gross finance receivables	$238,300	$242,684

Less:		0
Advanced finance receivable payments	—	(2,068)
Gross finance receivables less advanced finance receivable payments	238,300	240,616

Less:
Net deferred loan fees	(7,672)	(5,949)
Unearned debt protection fees	(115)	(859)
Debt protection claims and policy reserves	(188)	(642)
Total unearned fees, debt protection claims and policy reserves	(7,975)	(7,450)

Finance receivables - net of unearned fees, debt protection claims and policy reserves	230,325	233,166

Allowance for credit losses	(28,636)	(33,725)

Net finance receivables	$201,689	$199,441

The following table sets forth changes in the components of our allowance for credit losses on finance receivables as of the end of the years presented:

	As of and for the Years Ended September 30,
	2018	2017
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$33,725	$30,374
Finance receivables charged-off	(29,509)	(36,271)
Recoveries	5,041	4,482
Provision for credit losses	19,379	35,140
Balance, end of period	$28,636	$33,725

Gross finance receivables	$238,300	$242,684
Allowance for credit losses	(28,636)	(33,725)
Balance, net of allowance for credit losses	$209,664	$208,959

Interest income is suspended and the accrued interest reversed when three full payments (95% or more of the contracted payment amount) have not been received for performing loans that become non-performing. The Company has experience with borrowers periodically missing payments during times of financial hardship; however, these missed payments do not necessarily render loans uncollectible. Non-accrual status, therefore, does not mean that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing loans represent those finance receivables where the accrual of interest income has been suspended and the accrued interest reversed. As of September 30, 2018, we had $14.8 million in non-performing loans, compared to $15.5 million as of September 30, 2017. If our non-performing loans had been current throughout their terms, approximately $1.6 million, $0.9 million and $0.9 million of additional interest income would have been recognized for the years ended September 30, 2018, 2017 and 2016, respectively.

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

	As of September 30,
	2018	2017
	(dollars in thousands)

Performing	$223,490	$227,167
Non-performing	14,810	15,517
Gross finance receivables	$238,300	$242,684
Non-performing finance receivables as a percent of gross finance receivables	6.21%	6.39%

As of September 30, 2018 and 2017, past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	60-89 Days Past Due	90-180 Days Past Due	Total 60-180 Days Past Due	0-59 Days Past Due	Total Finance Receivables
	(dollars in thousands)

September 30, 2018	$3,528	$9,432	$12,960	$225,340	$238,300
September 30, 2017	$2,485	$8,327	$10,812	$231,872	$242,684

Additionally, we employ purchasing criteria, developed from our past customer repayment experience. The purchasing criteria are periodically evaluated based on current portfolio performance. These criteria require the following:

•	At the time of loan origination, customers are primarily active-duty U.S. military personnel, career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential customers must complete standardized online credit applications; and

•	All loans must meet additional purchase criteria developed from our past loan repayment experience, which is periodically revalidated based on current portfolio performance.

These criteria are used to help reduce the risk of purchasing finance receivables where the customer is unwilling or unable to repay.

NOTE 3: FURNITURE AND EQUIPMENT

Cost and accumulated depreciation of furniture and equipment at September 30, 2018 and 2017 is as follows:

	As of September 30,
	2018	2017
	(dollars in thousands)

Computer software	$6,441	$2,633
Work in process	496	3,510
	6,937	6,143

Less accumulated depreciation	(2,946)	(2,029)

Furniture and equipment - net	$3,991	$4,114

Depreciation expense was $0.9 million for the year ended September 30, 2018, $0.3 million for the year ended September 30, 2017 and $0.1 million for the year ended September 30, 2016.

As of September 30, 2018, the Company had $0.5 million in capitalized work in process related to the development of a new consumer lending origination software platform.

NOTE 4:  BORROWINGS

Credit Facility - Banks

The Company entered into the Credit Agreement on December 23, 2015, as subsequently amended, with the Lenders. Subject to the terms of the Credit Agreement, the Lenders have agreed to make available to the Company a credit facility up to a maximum of $170.0 million whereby the Company may periodically borrow and repay funds as needed.

Borrowing availability under the revolving credit facility is limited to eligible receivables (the "Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). As of September 30, 2018 and September 30, 2017, the Company's Borrowing Base and available revolving credit facility was $138.4 million and $136.4 million, respectively. Outstanding borrowings under the Credit Agreement at September 30, 2018 were $107.0 million bearing a weighted average interest rate of 6.51%. Of the outstanding borrowings at September 30, 2018, $103.0 million were LIBOR borrowings with a 6.43% interest rate while the remaining $4.0 million were Base Rate borrowings with an 8.50% interest rate. Outstanding LIBOR borrowings under the Credit Agreement at September 30, 2017 were $115.0 million bearing an interest rate of 5.48%. There were no Base Rate borrowings at September 30, 2017. In addition, we are paying the Lenders a 50 basis point quarterly non-use fee for the unused portion of the $170.0 million credit facility. In fiscal 2018 and 2017 non-use fees were $310 thousand and $167 thousand, respectively.

As a means of managing its exposure to rising interest rates, the Company has a $50 million notional interest rate cap agreement at September 30, 2018 that expires on December 21, 2018. The interest rate cap is indexed to 1-month LIBOR and has a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $19 thousand at September 30, 2018 and $97 thousand at September 30, 2017.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company, and will terminate on December 21, 2018, unless renewed or extended before then, or earlier if certain events occur, as noted below.

Under the Credit Agreement, we are subject to certain covenants that require, among other things, that we maintain specific financial ratios, satisfy certain financial tests and maintain a minimum allowance for credit losses in relation to historical net charge-offs. There are also certain restrictions on the amount and timing of dividends we may pay. These covenants and other terms, if not complied with, could result in a default under the Credit Agreement. If a default under the Credit Agreement is not waived by the Lenders, it could result in the acceleration of the indebtedness evidenced by the Credit Agreement.

As discussed in Note 10: Subsequent Events, on December 21, 2018 the Credit Agreement was amended to, among other things, reduce the maximum size of the credit facility to $98.0 million and extend the term to April 17, 2019.

Subordinated Debt

Investment Notes

We have subordinated borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $19.8 million at September 30, 2018, and $19.7 million at September 30, 2017.  These investment notes are nonredeemable by the holders before maturity, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $52,718 and $51,097, with a weighted average interest rate of 9.33% and 9.20% at September 30, 2018 and September 30, 2017, respectively.

Subordinated Debentures

At September 30, 2018 and September 30, 2017, the Company had subordinated debentures outstanding of $9.5 million and $9.8 million, respectively. The debentures have original maturities ranging from one to four years and bear interest rates of 5.5%, 6.5%, 7.5% and 8.0%, at September 30, 2018 and September 30, 2017. The average subordinated debenture payable was $80,462 and $78,360, with a weighted average interest rate of 7.63% and 7.60% at September 30, 2018 and September 30, 2017, respectively.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC. Funding on this line of credit is provided as needed at our discretion, dependent upon the availability of funds from MCFC and is due upon demand. Interest on borrowings is payable monthly and is based on prime with a minimum interest rate of 5.0% and a maximum rate of prime plus 3.25%. As of September 30, 2018 and September 30, 2017 the outstanding balance under this line of credit was zero.

As discussed in Note 10: Subsequent Events, on December 21, 2018 we borrowed the full $25.0 million available balance under the line of credit from MCFC. The proceeds from the borrowing were used to partially fund the required paydown of our senior debt in connection with entering into the amended Credit Agreement.

Contractual Maturities

A summary of contractual maturities for the credit facility and subordinated debt as of September 30, 2018 is as follows. The revolving credit facility maturity excludes unamortized debt issuance costs of $0.1 million.

Year Ending September 30,	Credit Facility - Banks	Subordinated Debt	Total
	(dollars in thousands)
2019	$107,000	$5,503	$112,503
2020	—	5,726	5,726
2021	—	10,727	10,727
2022	—	5,141	5,141
2023 and beyond	—	2,247	2,247
Total	$107,000	$29,344	$136,344

NOTE 5: INCOME TAXES

The provision for income taxes for the years ended September 30, 2018, 2017 and 2016, consisted of the following:

	For the Year Ended September 30, 2018
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$704	$(295)	$—	$409
Deferred	6,501	39	8	6,548
Total	$7,205	$(256)	$8	$6,957

	For the Year Ended September 30, 2017
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$(939)	$(34)	$—	$(973)
Deferred	1,162	43	(2)	1,203
Total	$223	$9	$(2)	$230

	For the Year Ended September 30, 2016
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$1,368	$(123)	$—	$1,245
Deferred	666	97	3	766
Total	$2,034	$(26)	$3	$2,011

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. The Act reduced the corporate income tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018. As a result of the reduction in the corporate income tax rate, in fiscal year 2018 the Company revalued its deferred tax assets and liabilities to reflect the reduction in estimated tax effects resulting from the lower corporate income tax rate. The revaluation decreased the Company's net deferred tax asset by $4.6 million, which was recorded as additional deferred income tax expense during the year ended September 30, 2018.

The actual income tax expense for fiscal years 2018, 2017 and 2016 differs from the computed ‘expected’ income tax expense (benefit) for those years (computed by applying the currently applicable consolidated United States federal corporate blended tax rates of 24.5% for fiscal 2018 and 35% for fiscal 2017 and 2016, to income before income taxes) as follows:

	For the Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Computed ‘expected’ income tax expense	$2,383	$224	$2,040
State tax (net of federal tax benefit)	(50)	21	36
Deferred tax asset repricing	4,629	—	—
Other, net	(5)	(15)	(65)
Total	$6,957	$230	$2,011

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2018 and 2017, are presented below:

	As of September 30,
	2018	2017
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$6,481	$12,220
Unearned insurance reserves	69	424
Accrued expenses	71	126
State net operating losses and credits	50	43
Other	407	418
Total deferred tax assets	7,078	13,231
Valuation allowance	(47)	(39)
Deferred tax assets, net of valuation allowance	7,031	13,192

Deferred tax liabilities:
Depreciation	518	120
Other	79	90
Total deferred tax liabilities	597	210

Net deferred tax assets	$6,434	$12,982

As of September 30, 2018, the Company had state net operating loss carry forwards of approximately $1.0 million.  The net operating loss carry forwards expire between 2024 and 2036.

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
The Company is included in the consolidated federal income tax return and, for certain states, combined state tax returns of its Parent. Under the benefits-for-loss approach, net operating losses and other tax attributes of the Company are characterized as realized when utilized by the Parent. Therefore, recognition of deferred tax assets is based on all available evidence as it relates to both the Parent and the Company. The Company is party to a tax sharing agreement with its Parent that will reimburse it for any losses utilized in the Parent’s consolidated tax returns. As a result, management believes it is more likely than not that the Company will realize the benefits of those deductible differences based on the Parent’s historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, with the exception of certain state differences. Accordingly, at September 30, 2018 and 2017, the Company recorded a valuation allowance on these deferred tax assets of $47 thousand and $39 thousand, respectively.

As of September 30, 2018, 2017 and 2016, the reserve for uncertain tax positions was $28 thousand, $35 thousand, and $43 thousand respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheet. Reversal of interest and penalties calculated as a result of uncertain tax positions were immaterial for the years ended September 30, 2018, 2017, and 2016, respectively.

A reconciliation of unrecognized tax benefits for fiscal year 2018, 2017 and 2016 is as follows:

	As of and for the Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Balance, beginning of year	$33	$41	$108
Increase in tax positions taken in current periods	3	8	10
Increase in tax positions taken in prior periods	—	—	—
Decrease in tax positions taken in prior periods	(9)	(1)	—
Decrease due to lapse of applicable statute of limitations	—	(15)	(77)
Balance, end of year	$27	$33	$41

The Company does not believe a significant increase or decrease in the balances applicable to uncertain tax positions will occur in the next twelve months.

The Parent’s consolidated federal income tax returns are open and subject to examination by the Internal Revenue Service for the tax year ended September 30, 2015 and later. The Parent and its subsidiaries’ state returns are generally open and subject to examinations for the tax year ended September 30, 2014 for major state jurisdictions. The Company does not believe any adjustments that may result from any examinations related to these tax years will be material to the Company.

NOTE 6:  RELATED PARTY TRANSACTIONS

On December 23, 2015, we entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement, as amended ("LSMS Agreement"), with MCB. Under the LSMS Agreement, we buy certain loans that MCB originates and receive ongoing record keeping services from MCB. We also receive certain management and other administrative services from MCFC. The LSMS Agreement was superseded and replaced by the New LSMS Agreement upon consummation of the MidCountry Bank Sale on November 30, 2018. Concurrent with the consummation of the MidCountry Bank Sale, MCB is no longer a related party to MCFC or the Company.

The following table represents the related party transactions associated with the LSMS Agreement and other related party transactions for the periods presented.

	For the Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Loan purchases:
Loans purchased from MCB, net	$121,101	$113,582	$164,909

Management and record keeping services:
Servicing fee paid to MCB (1)	$20,051	$20,250	$22,557
Special services fee paid to MCB (2)	4,245	3,126	4,767
Base fee paid to MCB (3)	500	500	500
Indirect cost allocation fees paid to MCFC	207	157	860
Total management and record keeping services	$25,003	$24,033	$28,684

Other transactions:
Fees paid to MCB in connection with loans purchased (4)	$1,385	$1,273	$1,585
Tax payments/(refunds) to/(from) MCFC	1,475	(1,936)	1,896
Dividends paid to MCFC	205	1,909	474
Direct cost allocations paid to MCFC	1,227	1,125	1,374

(1) For fiscal year 2018, the servicing fee paid to MCB under the LSMS Agreement was 0.604% per month of the outstanding loan principal and the monthly collections fee was 46% of amounts collected on charged-off accounts. From May 1, 2017 through September 30, 2017, the servicing fee paid to MCB under the LSMS Agreement was 0.567% per month of the outstanding loan principal. Prior to May 1, 2017 the servicing fee paid to MCB under the LSMS Agreement was 0.617% per month of the outstanding loan principal. For fiscal years 2017 and 2016, the monthly collections fee was 34% of amounts collected on charged-off accounts.
(2) For fiscal year 2018, the fees for special services under the LSMS Agreement were at a rate of 125% of the cost of such services incurred by MCB. From March 1, 2017 through September 30, 2017, the fees for special services under the LSMS Agreement were at a rate of 115% of the cost of such services incurred by MCB. Prior to March 1, 2017 the fees for special services under the LSMS Agreement were at a rate of 125% of the cost of such services incurred by MCB.
(3) The annual base fee is $500,000 and payable monthly to MCB.
(4) Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs. Prior to April 1, 2017 we paid a $25.00 for each loan purchased from MCB to reimburse MCB for loan origination costs.

Officers and board members of the Company and the Parent, their immediate family members and certain other investors own subordinated debentures issued by the Company. Amounts held by these related parties totaled $0.3 million as of September 30, 2018 and 2017 and are reported as subordinated debt on the consolidated balance sheets. These debentures mature through 2020, and bear interest rates ranging from 5.5% to 8.0% (see Note 4). Interest expense associated with these debentures totaled approximately $22,000 for both of the years ended September 30, 2018 and 2017.

NOTE 7: LITIGATION

We are subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, these actions are not expected to have a material adverse effect on our financial position, results of operations or cash flow.

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

During the fiscal years ended September 30, 2018 and September 30, 2017 there were no significant transfers into or out of Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents — The carrying value approximates fair value due to the short term, liquid nature of these instruments.

Finance Receivables — The fair value of finance receivables is estimated by evaluating the interest rates at which similar finance receivables would be made to borrowers with similar credit ratings and for the same remaining maturities as of the balance sheet date. If the Company’s finance receivables were measured at fair value in the financial statements these finance receivables would be classified as Level 3 in the fair value hierarchy.

Revolving Credit Facility - Banks — The fair value of revolving credit facility borrowings is estimated to approximate carrying value. Management believes the variable nature of the interest rate under the Credit Agreement approximates market terms. If the Company’s revolving credit facility borrowings were measured at fair value in the financial statements, these revolving credit facility borrowings would be categorized as Level 2 in the fair value hierarchy.

Subordinated Debt — The fair value of subordinated debt is estimated by discounting future cash flows using current interest rates at which similar subordinated debt would be offered for the same remaining maturities. If the Company’s subordinated debt were measured at fair value in the financial statements, the subordinated debt would be categorized as Level 2 in the fair value hierarchy.

The carrying amounts and estimated fair values of our financial instruments as of September 30, 2018 and 2017 are as follows:

`	As of September 30, 2018		As of September 30, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$3,934	$3,934	$7,235	$7,235
Finance receivables, net	201,689	200,879	199,441	196,456

Financial liabilities:
Revolving credit line - banks, net	106,889	106,889	114,447	114,447
Subordinated debt, net	29,344	31,469	29,518	31,527

NOTE 9: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Year ended September 30, 2018:
Interest income and fees	$18,579	$16,725	$17,156	$18,301
Net interest income	10,748	10,515	9,435	10,670
Income before income taxes	3,582	2,762	1,372	2,000
Net (loss)/income	(1,067)	1,181	1,057	1,588

Year ended September 30, 2017:
Interest income and fees	$20,022	$18,671	$17,986	$18,413
Net interest income	7,488	744	9,444	11,633
Income/(loss) before income taxes	42	(6,490)	2,759	4,330
Net income/(loss)	23	(4,183)	1,752	2,819

NOTE 10:  SUBSEQUENT EVENTS

On December 21, 2018, we entered into Amendment No. 4 to Credit Agreement (the “Amendment”) which, among other things, reduced the maximum commitment from $170.0 million to $98.0 million and extended the term through April 17, 2019, unless otherwise terminated on an earlier date pursuant to the terms thereof. Under the terms of the amended Credit Agreement, we may purchase certain military finance receivables owned by our affiliate, Heights Finance Funding Co. with an aggregate outstanding principal balance not to exceed $1,025,000, subject to other limitations outlined in the amended Credit Agreement.

Subject to certain exceptions enumerated in the Amendment, we are restricted from making certain payments and distributions for the term of the amended Credit Agreement, including dividends or payments with respect to our capital and principal repayments on the outstanding balance of the subordinated line of credit with MCFC.

ITEM 9.                                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year, as defined under rule 13a-15(e) of the Exchange Act, which is the subject of this Annual Report.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting identified in connection with management’s evaluation that occurred during the fourth quarter of the fiscal year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

During the second quarter of fiscal 2018, we implemented a new loan servicing system. The new system operates on a platform designed by Fiserv Solutions, LLC and replaced a substantial portion of the Daybreak core loan servicing software and platform. The new system was subject to various testing and review procedures before, during and after implementation. As a result of this implementation, we have experienced certain changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of the risks related to the implementation of new systems, see Part I, Item 1A. "Risk Factors."

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of September 30, 2018.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013) in establishing our control environment. Based on these criteria and our assessment, we have determined that, as of September 30, 2018, our internal control over financial reporting was effective.

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

/s/ Timothy L. Stanley
Timothy L. Stanley
Chief Executive Officer
(Principal Executive Officer)

/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer
(Principal Financial Officer)

ITEM 9B.                                       OTHER INFORMATION

On December 21, 2018, the Company and certain of its affiliates entered into Amendment No. 4 to Credit Agreement (the “Amendment”) to the Credit Agreement, by and among the Company, certain affiliates thereof, CIBC Bank USA, formerly known as The PrivateBank and Trust Company, as administrative agent for the lenders (the “Administrative Agent”) and other various financial institutions. Certain capitalized terms referenced in the Amendment and summarized herein have the specific meaning given to them in the Credit Agreement.

The Amendment, among other things, provides the following:

•	The Revolving Commitment is reduced from $170.0 million to $98.0 million.

•	The term of the Credit Agreement is extended through April 17, 2019, unless otherwise terminated on an earlier date pursuant to the terms thereof.

•	The number of lenders is reduced from ten to five.

•
The lenders and Administrative Agent have consented to the Company’s purchase of certain Customer Notes owned by its affiliate, Heights Finance Funding Co. in an aggregate outstanding principal balance not to exceed $1,025,000, subject to other limitations outlined in the Amendment.

•
Subject to certain exceptions enumerated in the Amendment, the Company and its subsidiaries are restricted from (i) making certain payments and distributions for the term of the Credit Agreement, including dividends or payments with respect to Capital Securities and principal repayments on its subordinated line of credit with its parent company, MCFC; (ii) purchasing or redeeming any Capital Securities; (iii) making certain payments to management for service, consulting, or similar fees; (iv) making certain payments to MCFC or any of its affiliates or MCB; (v) redeeming, prepaying, repurchasing, or making other payments with respect to any Debt, Subordinated Debt, or the Investment Note Debt; or (vi) setting aside funds for any of the foregoing.

•
Certain guarantor covenants are revised to require that MCFC, subject to certain exceptions enumerated in the Amendment, (i) hold $40,000,000 in cash or Cash Equivalent Investments less certain amounts; (ii) provide the Administrative Agent with certain financial information on a monthly basis; and (iii) restrict its distributions or dividend payments with respect to Capital Securities.

The Amendment adds certain new definitions to the Credit Agreement, adds certain new provisions to the Credit Agreement and replaces certain provisions of the Credit Agreement, all to reflect changes made in accordance with the Amendment. The Amendment includes customary representations, warranties, and covenants.

The preceding summary of the Amendment, Credit Agreement and the exhibits thereto is not complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached hereto as Exhibit 10.5 and incorporated by reference herein.

Upon the effective date of the Amendment, the Company borrowed the full $25.0 million balance of its line of credit with MCFC. Interest on the outstanding balance is payable monthly, subject to maintaining compliance with the terms of the Credit Agreement and is based on prime with a minimum interest rate of 5.0% and a maximum rate of prime plus 3.25%. The interest rate is currently set at 8.75%. The Company is restricted by the Amendment from making principal repayments on the line of credit to MCFC for the term of the Credit Agreement.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers.

Name	Age	Position

Timothy L. Stanley	59	Chief Executive Officer and Vice Chairman of the Board
Pamela D. Johnson	56	Chief Financial Officer
Robert F. Hatcher	75	Chairman of the Board
Roy D. Jones	50	Director

For each of our executive officers and our directors, we set forth below information regarding such person’s business experience and the specific experience, qualifications, attributes and/or skills that, in the opinion of our Board, qualifies this person to serve as a director and are likely to enhance our Board’s ability to manage and direct our business and affairs.

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

Pamela D. Johnson- Ms. Johnson has served as the Chief Financial Officer of Heights since December 2010. She holds a Bachelor and Master’s degree from Western Illinois University and has been a Certified Public Accountant since 1983. She began her career with KPMG Peat Marwick, after which she spent nine years in the financial services as a Division Vice President at First of America Bank. For 10 years prior to joining Heights, Ms. Johnson served as Chief Financial Officer at Lincoln Office overseeing accounting, information technology, human resources, administration, and customer service, as well as maintaining financial relationships with two Fortune 100 companies. In addition, she has been Chief Financial Officer of a printing company, Controller for the eighth largest direct-mail marketing firm in the United States, and Chief Financial Officer for a large technology consulting firm.

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

Roy D. Jones - Mr. Jones has served as a member of our Board since May 2018.  Mr. Jones is an Executive Vice President and Chief Financial Officer of MCFC. Mr. Jones joined MCFC in April of 2016. Prior to joining MCFC, Mr. Jones was Chief Financial Officer of Palmetto Bankshares, Inc. from November 2010 to September 2015 and Director of Financial Planning and Management Reporting for United Community Banks, Inc. from September 2015 to April 2016. With 26 years of experience in the financial services industry, Mr. Jones has a strong set of skills in finance, accounting, treasury and capital markets. Mr. Jones began his career with a national accounting firm Price Waterhouse LLP and has held a number of key financial positions through the years with national, regional and community banking organizations.

Director Compensation, Composition and Committees

We have no outside independent directors and do not pay separate compensation to board members for serving as a director.

We are a wholly owned subsidiary of MCFC. In view of this, the small size of our Board and the fact that we do not have publicly traded equity securities that are subject to exchange listing requirements, we do not have a separate standing nominating committee. The functions that are normally performed by the nominating committee are performed by our Board as a whole. Our Board has formed audit and compensation committees, each consisting of two members of our Board, Roy D. Jones and Timothy L. Stanley.  In recognition of the expertise and experience of the MCFC Board Compensation Committee (the "MCFC Compensation Committee"), our compensation committee (the "Compensation Committee") relies and expects to continue to rely heavily on the MCFC Compensation Committee in fulfilling the functions of a compensation committee. Our Compensation Committee has a separate charter. In recognition of the expertise and experience of the risk and audit committee of MCFC, (the "MCFC Risk and Audit Committee"), our audit committee (the "Audit Committee") relies and expects to continue to rely heavily on the MCFC Risk and Audit Committee in fulfilling the functions of an audit committee.  The Audit Committee has a separate charter. Our executive officers and directors, including our principal executive, principal financial and principal accounting officers are subject to our Code of Business Conduct and Ethics, a copy of which may be obtained at no charge from us upon written request directed to us at Pioneer Financial Services Inc., 4700 Belleview Ave., Suite 300, Kansas City, Missouri 64112.

ITEM 11.                                         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to our Principal Executive Officer (referred to in this CD&A as our “Chief Executive Officer”), Principal Financial Officer (referred to in this CD&A as our “Chief Financial Officer”) and our former Chief Administrative Officer for all services rendered by these officers in all capacities to us during fiscal year 2018.  Timothy L. Stanley serves as our Chief Executive Officer and is an employee of MCFC. Mr. Stanley provided less than 50% of his services to us in fiscal 2018, 2017 and 2016. Pamela D. Johnson serves as our Chief Financial Officer. Ms. Johnson is an employee of Heights and provided approximately 50% of her services to us during fiscal years 2018, 2017 and 2016.  All compensation for the named and other executive officers is paid by MCFC or Heights in the case of Ms. Johnson. As disclosed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations,” we pay MCB and MCFC various fees for the services provided to us. The Chief Executive Officer's compensation is reviewed by the MCFC Compensation Committee. The Chief Financial Officer's compensation is reviewed by the Chief Executive Officer. In fiscal 2017, the Chief Administrative Officer's compensation was reviewed by the Chief Executive Officer. The Chief Administrative Officer resigned from his position with the Company effective March 29, 2017. There are no other executive officers of the Company.

The purpose of the CD&A is to summarize the philosophical principles, specific program elements and other factors considered in making decisions about executive compensation. Our CD&A primarily focuses on the compensation information for the last completed fiscal year, as contained in the tables, related footnotes and other narrative descriptions that follow this discussion, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation.

MCFC Compensation Committee’s Responsibilities

In recognition of the expertise and experience of the MCFC Compensation Committee, our Compensation Committee relies and expects to continue to rely heavily on the MCFC Compensation Committee in fulfilling the functions of a compensation committee. The MCFC Board established the MCFC Compensation Committee, which is responsible for oversight of MCFC’s executive compensation program, including equity grants, to ensure that MCB, Heights and MCFC provide the appropriate motivation to retain key executives and employees and achieve superior corporate performance and shareholder value. The MCFC Compensation Committee is responsible for all matters dealing with executive officers’ and directors' compensation including: annual incentive plans, employment contracts for executive officers and restricted stock unit awards for eligible employees.

The MCFC Compensation Committee is composed of three independent MCFC Directors and meets approximately four times per year.  Reports of the MCFC Compensation Committee’s actions and recommendations are presented to the full MCFC Board after each meeting.  A formal review of executive compensation is periodically completed by an independent executive compensation consultant.

Compensation Philosophy

MCFC is a privately held company and its primary concerns are providing responsible credit and deposit products for its customers, increasing shareholder value and meeting its obligations to its subsidiaries' debt holders, including our subordinated debt holders.  Accordingly, the guiding compensation philosophy of the MCFC Compensation Committee is to establish a compensation program for MCFC and its subsidiaries that will enable the attraction, development, and retention of key executives and employees who are motivated to achieve excellent corporate performance, strong results of operations and cash flows and sustained long-term shareholder value.  Furthermore, the pay practices in place at MCFC do not encourage employees to take inappropriate or excessive risks that would be potentially detrimental to our financial or operating results, our cash flow, our profits or the interests of our subordinated debt holders.

Program Elements

Our executive compensation program is composed of base salary, annual incentive compensation and long-term incentive compensation.  Compensation paid to Mr. Stanley is paid by MCFC while compensation paid to Ms. Johnson is paid by Heights. Compensation paid to Mr. McQuain was paid by MCFC prior to his resignation. We reimburse MCFC and Heights for the portion of executive compensation attributable to the services provided to us by our executive officers. The following table outlines the total compensation awarded to our named executive officers for services provided to us in any capacity for the periods presented.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation (1)	Stock Awards	All Other Compensation	Total Annual Compensation

Timothy L. Stanley (4)
Chief Executive Officer	2018	$105,808	$—	$—	$29,404	$11,302	$146,514
	2017	102,692	30,000	19,444	97,402	1,053	250,591
	2016	101,673	30,000	318,299	98,103	9,524	557,599

Pamela D. Johnson (2)
Chief Financial Officer	2018	$92,551	$—	$7,000	$2,359	$—	$101,910
	2017	89,519	—	4,390	2,174	1,672	97,755
	2016	44,769	—	$—	$—	$932	45,701

Gary McQuain (3)
Chief Administrative Officer	2017	$32,977	$—	$2,235	$—	$—	$35,212
	2016	46,558	—	—	—	—	46,558

(1) Annual incentives are generally paid in the subsequent fiscal year. In addition, 20% of Mr. Stanley’s incentive is deferred and paid in two annual installments in December of the two following years. The amount shown for Mr. Stanley is the full amount for the fiscal year although 20% of it is deferred.
(2) Ms. Johnson was appointed Chief Financial Officer on January 7, 2016.
(3) Mr. McQuain resigned from his position as Chief Administrative Officer on March 29, 2017.
(4) All Other Compensation for Mr. Stanley in fiscal year 2018 was comprised primarily of taxable fringe benefits and the premium on a life insurance policy for which Mr. Stanley is the owner and beneficiary.

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

Annual Incentive

MCFC provides our named executive officers with an annual opportunity to earn cash incentive awards through the Annual Incentive Plan (the “AIP”). Annual incentive compensation is paid in cash in the subsequent fiscal year to which the award relates.  Incentive opportunity levels for named executive officers are generally positioned at or above market competitive levels.  Cash incentives are targeted to be between the midpoint and seventy-fifth percentile when targeted performance is met and above the seventy-fifth percentile when maximum performance is met.  Additionally, the Company believes in deferring a portion of the AIP to ensure accurate performance measurement and to add a retention component to short-term awards.

Long Term Incentive and Retention Plan Awards

Generally, incentives are determined by the MCFC Compensation Committee and based upon meeting various financial and performance target metrics. For fiscal year 2018, all of the Company's performance metrics exceeded the maximum threshold. Metrics related to other MCFC subsidiaries that impacted incentive payments were generally between the minimum and target threshold, and between the target and maximum threshold. Total incentive payments for fiscal year 2018, which are paid in fiscal year 2019, were between target and maximum thresholds.

Long Term Incentive Awards

Prior to September 27, 2017, MCFC provided our executive officers with annual grants of MCFC restricted stock units under the MCFC Long Term Incentive Plan (“LTIP”) to officers based on the earned annual cash incentive, if one was earned.  The MCFC restricted stock units generally vest 40% on the third anniversary of the grant date, 30% on the fourth anniversary of the grant date and 30% on the fifth anniversary of the grant date. On September 27, 2017, the MCFC Compensation Committee determined that beginning with annual grants based on the earned annual cash incentive for fiscal 2018, MCFC would cease awarding MCFC restricted stock units under MCFC’s 2012 Stock Incentive Plan.

The following table provides information concerning options exercised and restricted stock units vested during the year ended September 30, 2018, for each of our named executive officers.

Option Exercises and Restricted Stock Vested

	Option Awards		Restricted Stock Units
Name and Grant Date	Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired (1)	Value Realized on Vesting ($)
Timothy L. Stanley
February 1, 2018	—	$—	5,078	$29,404
February 1, 2017	—	—	18,239	94,844
February 1, 2016	—	—	492	2,558
February 1, 2016 (2)	—	—	16,423	91,643
December 1, 2015	—	—	1,164	6,460
December 1, 2014	—	—	21,400	94,160

Pamela D. Johnson
February 1, 2018	—	$—	408	$2,359
February 1, 2017	—	—	349	1,812
December 1, 2016	—	—	70	361

(1) Represents the number of shares of MCFC common stock.
(2) This award was a one-time special grant made to Mr. Stanley in February 2016. This award was not considered part of the annual LTIP incentive to which he was entitled. The vesting schedule of this special grant is 40% on the award date, 30% on the first anniversary of the grant date and the remaining 30% on the second anniversary of the grant date.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code provides guidance on the deductibility of compensation paid to our highest paid officers. Historically, MCFC has taken the necessary actions to ensure the deductibility of payments under its annual and long-term performance incentive compensation plans. MCFC also intends to take the actions necessary to maintain the future deductibility of payments and awards under these programs.

Conclusion

We are satisfied that the base salary, annual incentive plan awards and LTIP awards provided to our named executive officers by MCFC and Heights are structured to foster a performance-oriented culture.  They create strong alignment with the long-term best interests of our shareholder and subordinated debt holders.  We believe compensation levels are reasonable in light of services provided, executive performance, our performance and industry practices.  Furthermore, the pay practices we have in place do not encourage employees to take inappropriate or excessive risks that would be potentially detrimental to our financial or operating results, our cash flow, our profits and the interests of our subordinated debt holders.

Potential payments upon termination

Under the employment agreement between Timothy L. Stanley and MCFC, if Mr. Stanley were to be terminated by the Company without cause or by Mr. Stanley with good reason as of September 30, 2018, Mr. Stanley would be entitled to payments from the Company as stipulated in the terms of his signed employment agreement, as follows.

Severance Benefits

	Average Base Salary (1)	Average Annual Incentive	Total

Timothy L. Stanley	$103,391	$23,796	$127,187

(1) Average amounts are based on the most current three years' compensation for Mr. Stanley.

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

Pursuant to Mr. Stanley's employment agreement, in the event of his disability, as defined in that agreement, he would be eligible to receive his then current base salary for a period of up to one year. Such payments will be offset by any payments from any MCFC sponsored disability plan or insurance. No severance payment is provided for any of the executive officers in the event of death or retirement.  Assuming the employment of our named executive officers were to be terminated due to death, disability or retirement after attaining age 65, restricted stock unit awards would automatically vest.  If employment of the named executive officer is terminated because of death or disability, stock options may be exercised to the extent exercisable on the termination date.  In the case of retirement after attaining age 65, stock options and restricted stock units would become fully exercisable or vested, respectively, on the termination date.  Upon all other terminations, the annual incentive plan awards and unvested LTIP awards would be forfeited.

REPORT OF THE COMPENSATION COMMITTEE

Our Compensation Committee has, with the assistance of the MCFC Compensation Committee, reviewed and discussed the CD&A presented above with management.  Based on that review and discussion, our Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

By: Roy D. Jones and Timothy L. Stanley.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As previously stated, the members of the Board are Timothy L. Stanley, Roy D. Jones and Robert F. Hatcher.  Mr. Stanley, Mr. Jones and Mr. Hatcher were employees of MCFC during the fiscal year. Mr. Stanley, our Chief Executive Officer, and Mr. Jones were both members of the Compensation Committee during fiscal 2018. During the past three fiscal years, none of our executive officers served on the MCFC Compensation Committee or any compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on the MCFC Compensation Committee.  None of the members of the MCFC Compensation Committee or our Compensation Committee had any transaction that is required to be disclosed as a related person transaction pursuant to SEC rules. Concurrent with the MCB Bank Sale on November 30, 2018, Mr. Hatcher's employment with MCFC terminated, however, he remains Chairman of the MCFC Board and a Board member of our Company.

ITEM 12.                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2018, MCFC, a Georgia corporation, owned one share of our common stock, which constitutes our only outstanding and issued share of common stock.  We have no other class of capital stock authorized. The address of MCFC is 201 Second Street, Suite 950, Macon, Georgia 31201.  MCFC has sole voting and investment power with respect to the share of our common stock set forth above.  Neither our directors nor any of our executive officers own any shares of our common stock.

ITEM 13.                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 23, 2015, we entered into the Fifth Amended and Restated Loan Sale and Master Services Agreement, as amended ("LSMS Agreement"), with MCB. Under the LSMS Agreement, we buy certain loans that MCB originates and receive ongoing record keeping services from MCB. We also receive certain management and other administrative services from MCFC. The LSMS Agreement was superseded and replaced by the New LSMS Agreement upon consummation of the MidCountry Bank Sale on November 30, 2018. Concurrent with the consummation of the MidCountry Bank Sale, MCB is no longer a related party to MCFC or the Company.

The following table represents the related party transactions associated with the LSMS Agreement and other related party transactions for the periods presented.

	For the Years Ended September 30,
	2018	2017	2016
	(dollars in thousands)
Loan purchases:
Loans purchased from MCB, net	$121,101	$113,582	$164,909

Management and record keeping services:
Servicing fee paid to MCB (1)	$20,051	$20,250	$22,557
Special services fee paid to MCB (2)	4,245	3,126	4,767
Base fee paid to MCB (3)	500	500	500
Indirect cost allocation fees paid to MCFC	207	157	860
Total management and record keeping services	$25,003	$24,033	$28,684

Other transactions:
Fees paid to MCB in connection with loans purchased (4)	$1,385	$1,273	$1,585
Tax payments/(refunds) to/(from) MCFC	1,475	(1,936)	1,896
Dividends paid to MCFC	205	1,909	474
Direct cost allocations paid to MCFC	1,227	1,125	1,374

(1) For fiscal year 2018, the servicing paid to MCB under the LSMS Agreement was 0.604% per month of the outstanding loan principal and the monthly collections fee was 46% of amounts collected on charged-off accounts. From May 1, 2017 through September 30, 2017, the servicing fee paid to MCB under the LSMS Agreement was 0.567% per month of the outstanding loan principal. Prior to May 1, 2017 the servicing fee paid to MCB under the LSMS Agreement was 0.617% per month of the outstanding loan principal. For fiscal years 2017 and 2016, the monthly collections fee was 34% of amounts collected on charged-off accounts.
(2) For fiscal year 2018, the fees for special services under the LSMS Agreement were at a rate of 125% of the cost of such services incurred by MCB. From March 1, 2017 through September 30, 2017, the fees for special services under the LSMS Agreement were at a rate of 115% of the cost of such services incurred by MCB. Prior to March 1, 2017 the fees for special services under the LSMS Agreement were at a rate of 125% of the cost of such services incurred by MCB.
(3) The annual base fee is $500,000 and payable monthly to MCB.
(4) Effective April 1, 2017, we pay a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs. Prior to April 1, 2017 we paid a $25.00 for each loan purchased from MCB to reimburse MCB for loan origination costs.

Officers and board members of the Company and the Parent, their immediate family members and certain other investors own subordinated debentures issued by the Company. Amounts held by these related parties totaled $0.3 million as of September 30, 2018 and 2017 and are reported as subordinated debt on the consolidated balance sheets. These debentures mature through 2020, and bear interest rates ranging from 5.5% to 8.0% (see Note 4). Interest expense associated with these debentures totaled approximately $22,000 for both of the years ended September 30, 2018 and 2017.

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

Control

MCFC owns our sole outstanding share of common stock which represents 100% of our voting securities.

Director Independence

Neither our common stock nor our investment notes are listed on a national securities exchange and, therefore, we are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. Our Board has elected to use the definition of “independent director” from the NASDAQ Global Select Market to determine whether our directors are independent. On September 30, 2018, our Board consisted of the following three persons: Timothy L. Stanley, Roy D. Jones and Robert F. Hatcher.  Each of these individuals was an executive officer of PFSI and/or an officer of MCFC, our Board has determined that none of these individuals are independent, as the term is defined under the listing standards of the NASDAQ Global Select Market on September 30, 2018. Our only outstanding share of common stock is held by MCFC. None of the members of our Board serve as a director of another SEC reporting company.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Report of the Audit Committee

In fulfilling its oversight responsibilities, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, reviewed and discussed the audited consolidated financial statements for fiscal year 2018 with our management and our independent registered public accounting firm and discussed the quality of the accounting principles, the reasonableness of judgments and the clarity of disclosures in the financial statements. In addition, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 16, (Communication with Audit Committees), as adopted by the Public Company Accounting Oversight Board.

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

The Audit Committee, with the assistance of the MCFC Risk and Audit Committee, shall pre-approve all audit services and permitted non-audit services, including fees and terms thereof, to be performed for the Company by its independent auditor. The Audit Committee may form and delegate authority to subcommittees to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittees to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting.

Based on these reviews and discussions, the Audit Committee, with the assistance of the MCFC Risk and Audit Committee, has recommended that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended September 30, 2018 for filing with the U.S. Securities and Exchange Commission.

By the Audit Committee:

/s/ Timothy L. Stanley
Timothy L. Stanley

/s/ Roy D. Jones
Roy D. Jones

Audit Fees

Deloitte & Touche LLP, ("DT"), has been engaged to perform the audit of the financial statements for the fiscal year ended September 30, 2018 and 2017.  The aggregate fees DT billed for professional services rendered in fiscal years 2018 and 2017 were approximately $326,000 and $341,000, respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered in fiscal years 2018 and 2017 by DT, which are not reported under “Audit Fees” above, were approximately $30,000 and $23,000, respectively.  These fees were primarily for out-of-pocket expenses.

Tax Fees

The aggregate fees billed for tax services rendered in fiscal year 2018 and 2017 by DT were approximately $70,000 and $101,000, respectively.  These fees were primarily for preparation of federal and state tax returns.

All Other Fees

There were no other fees paid to DT in fiscal 2018 and approximately $13,000 in other fees paid to DT in fiscal 2017.

PART IV

ITEM 15.                                                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

1.
Financial Statements: (i) the Consolidated Statement of Operations for the years ended September 30, 2018, 2017 and 2016, (ii) the Consolidated Balance Sheets as of September 30, 2018, and 2017, (iii) the Consolidated Statements of Stockholder's Equity for the years ended September 30, 2018, 2017 and 2016, (iv) the Consolidated Statement of Cash Flows for the years ended September 30, 2018, 2017 and 2016 and (v) Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules: None required.
3.Exhibits. See Exhibit Index below.

ITEM 16.                                                  FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on December 28, 2009).
3.2
Certificate of Amendment of the Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the SEC December 28, 2009).

3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Annual Report Form 10-K filed with the SEC on November 30, 2010).
4.1
Second Amended and Restated Indenture dated as of December 29, 2009 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 filed with the SEC on December 31, 2009 (the “2009 Registration Statement”)).

4.2	Form of investment note certificate (incorporated by reference to Exhibit 4.2 of the 2009 Registration Statement).
4.3	Form of investment note certificate for private placement (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K filed with the SEC on December 17, 2015).
10.1
Credit Agreement, dated as of December 23, 2015, among Pioneer Financial Services, Inc., Pioneer Funding, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., Pioneer Military Insurance Company, the various financial institutions party hereto, and The PrivateBank and Trust Company (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on December 30, 2015).

10.2
Amendment No. 1, dated June 28, 2016, to Credit Agreement dated as of December 23, 2015, among Pioneer Financial Services, Inc., Pioneer Funding, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., Pioneer Military Insurance Company, the various financial institutions party thereto, and The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC July 1, 2016.)

10.3
Amendment No. 2, dated May 31, 2017, to Credit Agreement dated as of December 23, 2015, among Pioneer Financial Services, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., the various financial institutions party thereto, and The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 6, 2017).

10.4
Amendment No. 3, dated June 11, 2018, to Credit Agreement dated as of December 23, 2015 among Pioneer Financial Services, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., the various financial institutions party thereto, and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 13, 2018).

10.5*
Amendment No. 4, dated December 21, 2018, to Credit Agreement dated as of December 23, 2015 among Pioneer Financial Services, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., the various financial institutions party thereto, and The PrivateBank and Trust Company.

10.6
Oracle Services Agreement and Amendment No. 1, dated May 18, 2011, between the Company and Oracle Financial Services Software, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on form 10-K filed with the SEC on December 20, 2012).

10.7
Expense Sharing Agreement, dated June 21, 2013, between the Company and MidCountry Financial Corp. and its subsidiaries (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2014).

10.8
Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated as of December 23, 2015, by and among MidCountry Bank, FSB, Pioneer Financial Services, Inc., Pioneer Funding, Inc., PSLF, Inc., Pioneer Services Sales Finance, Inc., Pioneer Military Insurance Company, and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 30, 2015).

10.9
First Amendment to Exhibit A to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated March 20, 2017, by and between the Company, MidCountry Bank and certain other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC May 15, 2017).

10.10
Second Amendment to Exhibit A to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated May 1, 2017, by and between the Company, MidCountry Bank and certain other parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC May 15, 2017).

10.11
Third Amendment to Exhibit A to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated September 29, 2017, by and between the Company, MidCountry Bank and certain other parties thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 5, 2017).

10.12
Master Agreement, dated November 20, 2015, between the Company and Fiserv Solutions, LLC. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on February 11, 2016).

10.13
Master Agreement, dated November 20, 2015, between Company and Teledata Communications, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on February 11, 2016).

10.14*
First Amendment to Exhibit B to the Fifth Amended and Restated Non-Recourse Loan Sale and Master Services Agreement, dated December 6, 2017, by and between the Company, MidCountry Bank and certain other parties thereto (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K filed with the SEC on December 18, 2017).

10.15
Non-Recourse Loan Sale and Master Services Agreement, dated November 30, 2018, by and among MidCountry Bank, FSB, Pioneer Financial Services, Inc., Pioneer Services Corp., Pioneer Services Sales Finance, Inc., and CIBC Bank USA, as administrative agent for itself and certain other lenders (incorporated by reference to Exhibit 10.1 on Form 8-K dated December 6, 2018).

21.1*	Subsidiaries of the Company.
31.1*	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2*	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1*	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2*	18 U.S.C. Section 1350 Certification of Chief Financial Officer.

101**
The following financial information from Pioneer Financial Services, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2018, filed with the SEC on December 26, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the years ended 2018, 2017 and 2016, (ii) the Consolidated Balance Sheets as of September 30, 2018 and 2017, (iii) the Consolidated Statements of Stockholder's Equity for the years ended September 30, 2018, 2017 and 2016 and (iv) Consolidated Statement of Cash Flows for years ended 2018, 2017 and 2016 and (v) Notes to Consolidated Financial Statements.

* Filed herewith.
** These interactive data files shall not be deemed filed for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	December 26, 2018
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	December 26, 2018
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert F. Hatcher	Chairman	December 26, 2018
Robert F. Hatcher

/s/ Roy D. Jones	Director	December 26, 2018
Roy D. Jones