Form 10-Q
period 2018-12-31
PIONEER FINANCIAL SERVICES INC
filed 2019-02-13
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2019
Common Stock, no par value	One Share
As of February 13, 2019, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
December 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of December 31, 2018 and September 30, 2018
(unaudited)

	December 31, 2018	September 30, 2018
	(dollars in thousands)

ASSETS

Cash and cash equivalents	$9,494	$3,934
Gross finance receivables	234,726	238,300
Less:
Unearned fees, debt protection claims and policy reserves	(8,051)	(7,975)
Allowance for credit losses	(28,386)	(28,636)
Finance receivables, net	198,289	201,689

Furniture and equipment, net	3,788	3,991
Deferred tax asset, net	6,399	6,434
Prepaid and other assets	12,898	6,508

Total assets	$230,868	$222,556

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$81,748	$106,889
Subordinated debt, net	54,161	29,344
Accounts payable and other liabilities	4,530	6,532
Total liabilities	140,439	142,765

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	86,394	86,394
Additional paid in capital	20,222	9,022
Retained deficit	(16,187)	(15,625)

Total stockholder’s equity	90,429	79,791

Total liabilities and stockholder’s equity	$230,868	$222,556

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations and Other Comprehensive Income
For the three months ended December 31, 2018 and 2017
(unaudited)

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)

Interest income and fees	$18,317	$18,579

Interest expense	2,641	2,482

Net interest income before provision for credit losses	15,676	16,097
Provision for credit losses	6,569	5,349
Net interest income	9,107	10,748

Total non-interest (loss)/income	(34)	55

Non-interest expense
Management and record keeping services	6,390	6,121
Other operating expenses	1,717	1,100
Total non-interest expense	8,107	7,221

Income before income taxes	966	3,582
Provision for income taxes	153	4,649
Net income/(loss) and other comprehensive income/(loss)	$813	$(1,067)

Net income/(loss) per share, basic and diluted (1)	$813	$(1,067)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the three months ended December 31, 2018 and 2017
(unaudited)

	Total	Common Stock	Additional Paid in Capital	Retained Deficit
	(dollars in thousands)
Three months ended December 31, 2017
Balance, September 30, 2017	$77,237	$86,394	$9,022	$(18,179)

Net loss and other comprehensive loss	(1,067)	—	—	(1,067)
Dividends declared and paid to parent (1)	(205)	—	—	(205)

Balance, December 31, 2017	$75,965	$86,394	$9,022	$(19,451)

Three months ended December 31, 2018
Balance, September 30, 2018	$79,791	$86,394	$9,022	$(15,625)

Capital contribution from parent	11,200	—	11,200	—
Net income and other comprehensive income	813	—	—	813
Dividends declared and paid to parent (1)	(1,375)	—	—	(1,375)

Balance, December 31, 2018	$90,429	$86,394	$20,222	$(16,187)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the three months ended December 31, 2018 and 2017
(unaudited)

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)

Cash flows from operating activities:
Net income/(loss)	$813	$(1,067)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for credit losses	6,569	5,349
Depreciation and amortization	513	197
Deferred income taxes	35	4,157
Interest accrued on investment notes	246	244
Changes in:
Accounts payable and other liabilities	(2,002)	653
Unearned debt protection fees	(93)	(272)
Prepaid and other assets	4,685	182

Net cash provided by operating activities	10,766	9,443

Cash flows from investing activities:
Finance receivables purchased from affiliate, net of customer repayments	(1,634)	(6,881)
Finance receivables purchased, net of customer repayments	(1,442)	—
Capital expenditures	(74)	(89)

Net cash used in investing activities	(3,150)	(6,970)

Cash flows from financing activities:
Borrowings under lines of credit	20,000	18,000
Repayments under lines of credit	(45,000)	(21,500)
Borrowings through subordinated debt - parent	25,000	—
Repayment of subordinated debt - parent	(429)	(626)
Credit facility amendment costs	(252)	—
Dividends paid to parent	(1,375)	(205)

Net cash used in financing activities	(2,056)	(4,331)

Net increase (decrease) in cash	5,560	(1,858)

Cash and cash equivalents, Beginning of period	3,934	7,235

Cash and cash equivalents, End of period	$9,494	$5,377

Additional cash flow information:
Cash paid for interest	$2,939	$2,703
Cash paid for income taxes	76	—
Non-cash capital contribution (See Note 7)	11,200	—
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2018 and September 30, 2018 and for the three months ended December 31, 2018 and 2017
(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”).  The Company is headquartered in Kansas City, Missouri and is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC” or "Parent").  The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the Securities and Exchange Commission (“SEC”) on December 26, 2018. The accompanying consolidated financial statements are unaudited; however, in the opinion of the Company's management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Effective October 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Because the guidance does not apply to interest revenue recognition for loans, the adoption of this standard did not have a material impact on the Company's financial position, results of operations or financial statement disclosures.

CBD Purchase Option

In addition to the significant accounting policies identified in Note 1 of our audited consolidated financial statements included in our Annual Report on Form 10-K, we have an additional significant accounting policy related to the CBD Purchase Option. The CBD Purchase Option was recorded on our balance sheet as a non-cash capital contribution from MCFC on November 30, 2018 and is reflected in Prepaid and Other Assets on the face of the Consolidated Balance Sheet at December 31, 2018. The CBD Purchase Option was initially recorded at its estimated fair value as of the closing date of the MidCountry Bank Sale. The estimated fair value of the CBD Purchase Option is based on a combination of a discounted cash flow analysis of projected results for the consumer banking division of MCB and an evaluation of market multiples for companies engaged in similar businesses to the consumer banking division of MCB. The Company periodically evaluates the recoverability of the value assigned to the CBD Purchase Option and to the extent it is determined that the value is not recoverable, an impairment charge is recorded through earnings.

Nature of Operations and Concentration

The Company purchases finance receivables from, and has finance receivables serviced by, MidCountry Bank ("MCB"), a federally chartered savings bank. Prior to November 30, 2018, MCB was a wholly-owned subsidiary of MCFC. On November 30, 2018, MCFC sold its entire ownership interest in MCB to MidCountry Acquisition Corp., (MAC) an unrelated third party ("MidCountry Bank Sale").

Upon completing the sale of MCB, the Company entered into the Loan Sale Master Services Agreement (the "LSMS Agreement") governing the origination and servicing relationship between MCB and the Company. The LSMS Agreement superseded and replaced the Fifth Amended and Restated Loan Sale and Master Services Agreement, as amended, that was in effect prior to the consummation of the MCB sale ("Old LSMS Agreement"). The LSMS Agreement and the Old LSMS Agreement are further described in Note 3 - Related Party Transactions and Note 7 - Stockholder's Equity.

The Company and MCB are party to the LSMS Agreement under which MCB originates consumer loans via the internet to primarily active-duty U.S. military personnel, career retired U.S. military personnel or veterans with prior loan history with us. We have the exclusive right to purchase those loans that meet our purchasing criteria. Under the LSMS Agreement, MCB also provides us with management and record keeping services.

Use of Estimates

The preparation of the unaudited consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ judgments in determining the amount of our allowance for credit losses, deferred tax assets and liabilities, and establishing the fair value of our financial instruments.  While the unaudited consolidated financial statements and footnotes reflect the best estimates and judgments at the time they are made, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period data in the Company’s consolidated balance sheet and stockholder's equity statement for comparative purposes.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel.  During the first quarter of fiscal 2019, we purchased $64.0 million of loans from MCB compared to $64.7 million during the first quarter of fiscal 2018. Approximately 42.5% of the amount of loans we purchased in the first quarter of fiscal 2019 were refinancings of outstanding loans compared to 46.2% during the first quarter of fiscal 2018.

The following table presents finance receivables as of the dates presented:

	December 31, 2018	September 30, 2018
	(dollars in thousands)

Finance Receivables:
Gross finance receivables	$234,726	$238,300

Less:
Net deferred loan fees	(7,905)	(7,672)
Unearned debt protection fees	(22)	(115)
Debt protection claims and policy reserves	(124)	(188)
Total unearned fees, debt protection claims and policy reserves	(8,051)	(7,975)

Finance receivables - net of unearned fees, debt protection claims and policy reserves	226,675	230,325

Allowance for credit losses	(28,386)	(28,636)

Finance receivables, net	$198,289	$201,689

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

As part of the on going monitoring of the credit quality of our finance receivables portfolio, management tracks certain credit quality indicators of our customers including trends related to (1) net charge-offs, (2) non-performing loans and (3) payment history.

The following table sets forth changes in the components of our allowance for credit losses on finance receivables for the periods presented:

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$28,636	$33,725
Finance receivables charged-off	(8,091)	(7,833)
Recoveries	1,272	1,084
Provision for credit losses	6,569	5,349
Balance, end of period	$28,386	$32,325

Interest income is suspended and accrued interest reversed when three full payments (95% or more of the contracted payment amounts) have not been received for performing loans that become non-performing. The Company has experience with borrowers periodically missing payments during times of financial hardship; however, these missed payments do not necessarily render loans uncollectible. Non-accrual status, therefore, does not mean that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing loans represent those finance receivables where the accrual of interest income has been suspended and the accrued interest reversed. As of December 31, 2018, we had $13.8 million in non-performing loans, compared to $14.8 million as of September 30, 2018.

We consider a loan impaired when a full payment (95% or more of the contracted payment amount) has not been received for the preceding six calendar months and is 30 days contractually past due. Impaired loans are removed from our finance receivable portfolio and charged against the allowance for credit losses. Any accrued interest on impaired loans is reversed and charged against interest income. We do not restructure troubled debt as a form of curing delinquencies.

A large number of our customers generally present elevated levels of credit risk and are unable to obtain financing from traditional sources due to factors such as employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.  We manage credit risk by closely monitoring the performance of the portfolio and through our finance receivables purchasing criteria. The following table reflects the credit quality of our finance receivables portfolio:

	December 31, 2018	September 30, 2018
	(dollars in thousands)

Performing	$220,912	$223,490
Non-performing	13,814	14,810
Gross finance receivables	$234,726	$238,300
Non-performing finance receivables as a percent of gross finance receivables	5.89%	6.21%

As of December 31, 2018 and September 30, 2018, past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
December 31, 2018	$3,263	$8,401	$11,664	$223,062	$234,726
September 30, 2018	3,528	$9,432	$12,960	$225,340	$238,300

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

NOTE 3: RELATED PARTY TRANSACTIONS

Prior to November 30, 2018, MCB was a wholly-owned subsidiary of MCFC. On December 23, 2015, we entered into the Old LSMS Agreement with MCB. Under the Old LSMS Agreement, we purchased certain loans originated by MCB and received ongoing record keeping services from MCB. We also received certain management and other administrative services from MCFC. The Old LSMS Agreement was superseded and replaced by the LSMS Agreement upon consummation of the MidCountry Bank Sale on November 30, 2018. As a result of the MidCountry Bank Sale, we are no longer a related party of MCB for periods subsequent to November 30, 2018. The LSMS Agreement is further described in Note 7 - Stockholder's Equity.

The following table represents the related party transactions associated with MCB under the Old LSMS Agreement which was in effect through November 30, 2018 and other related party transactions for the periods presented.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)

Loan purchasing:
Loans purchased from MCB, net	$22,143	$31,838

Management and record keeping services:
Servicing fee paid to MCB (1)	$3,384	$5,075
Special services fee paid to MCB (2)	821	865
Base fee paid to MCB (3)	83	125
Indirect cost allocation fees paid to MCFC	103	56
Total management and record keeping services	$4,391	$6,121

Other transactions:
Fees paid to MCB in connection with loans purchased (4)	$245	$384
Tax payments/(refunds) to/(from) MCFC	76	—
Dividends paid to MCFC	1,375	205
Direct cost allocations paid to MCFC	421	292
Line of credit with MCFC	25,000	—
Interest expense paid to MCFC	42	—

(1)
The servicing fee paid to MCB under the Old LSMS Agreement was 0.604% per month of the outstanding loan principal and the monthly collections fee was 46% of amounts collected on charged-off accounts through November 30, 2018.

(2)	The fees for special services under the Old LSMS Agreement were at a rate of 125% of the cost of such services incurred by MCB through November 30, 2018.

(3)	The annual base fee under the Old LSMS Agreement was $500,000 and payable monthly to MCB through November 30, 2018.

(4)	Under the Old LSMS Agreement we paid a $27.00 fee for each loan purchased from MCB through November 30, 2018.

NOTE 4:  BORROWINGS

Credit Facility - Banks

The Company entered into Amendment No. 4 to the Credit Agreement on December 21, 2018, (the "Credit Agreement Amendment" and the Company’s Credit Agreement, dated December 23, 2015, as amended, the “Credit Agreement”)
with various financial institutions (the "Lenders"). The Credit Agreement Amendment, among other things:

• reduced the revolving commitment amount from $170.0 million to $98.0 million;
• extended the term of the Credit Agreement through April 17, 2019, unless otherwise terminated on an earlier date pursuant to the terms thereof;
• reduced the number of Lenders from ten to five;
• allowed the Company to purchase certain customer notes owned by its affiliate, Heights Finance Funding Co. in an aggregate outstanding principal balance not to exceed $1,025,000, subject to other limitations outlined in the Credit Agreement Amendment (the purchase was completed in January 2019 for $931,000 plus accrued interest);
• restricted the Company and its subsidiaries from, subject to certain exceptions enumerated in the Credit Agreement Amendment, (i) making certain payments and distributions for the term of the Credit Agreement, including dividends or payments with respect to Capital Securities (as defined in the Credit Agreement) and principal repayments on its subordinated line of credit with its parent company, MCFC ; (ii) purchasing or redeeming any Capital Securities; (iii) making certain payments to management for service, consulting, or similar fees; (iv) making certain payments to MCFC or any of its affiliates or MCB; (v) redeeming, prepaying, repurchasing, or making other payments with respect to any Debt, Subordinated Debt, or the Investment Note Debt (each, as defined in the Credit Agreement); or (vi) setting aside funds for any of the foregoing; and
• revised certain guarantor covenants to require that MCFC, subject to certain exceptions enumerated in the Credit Agreement Amendment, (i) hold $40,000,000 in cash or Cash Equivalent Investments less certain amounts; (ii) provide the Administrative Agent with certain financial information on a monthly basis; and (iii) restrict its distributions or dividend payments with respect to Capital Securities.

Borrowing availability under the revolving credit facility is limited to eligible receivables (the "Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market ("LIBOR") for the relevant interest period plus 4.25%. As of December 31, 2018 and September 30, 2018, the Borrowing Base was $139.4 million and $138.4 million, respectively. Outstanding borrowings under the Credit Agreement at December 31, 2018 were $82.0 million bearing a weighted average interest rate of 6.73%. All of the outstanding borrowings at December 31, 2018 were LIBOR borrowings with no Base Rate borrowings. Total outstanding borrowings at September 30, 2018 were $107.0 million bearing a weighted average interest rate of 6.51%. Outstanding LIBOR borrowings under the Credit Agreement at September 30, 2018 were $103.0 million bearing an interest rate of 6.43% while the remaining $4.0 million were Base Rate borrowings at 8.5%. In addition, we are paying the Lenders a quarterly non-use fee of 50 basis points for the unused portion of the credit facility. In the first quarter of fiscal 2019 and 2018 non-use fees were $72 thousand and $68 thousand, respectively.

As a means of managing its exposure to rising interest rates, the Company had a $50 million notional interest rate cap agreement that was purchased on December 21, 2015 and expired on December 21, 2018 and is no longer outstanding. The interest rate cap was indexed to 1-month LIBOR and had a strike rate of 2.5%. The interest rate cap had an estimated fair value of $19 thousand at September 30, 2018.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company, and will terminate on April 17, 2019, unless renewed or extended before then or earlier if certain events occur, as noted below.

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

Subordinated Debt

Investment Notes

We have subordinated borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $19.6 million at December 31, 2018, and $19.8 million at September 30, 2018.  These investment notes are nonredeemable by the holders before maturity, issued at various interest rates and mature one to ten years from date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $52,936 and $52,718, at December 31, 2018 and September 30, 2018, respectively, with a weighted average interest rate of 9.33% at both December 31, 2018 and September 30, 2018.

Subordinated Debentures

At both December 31, 2018 and September 30, 2018, the Company had subordinated debentures outstanding of $9.6 million. The debentures have maturities at issuance ranging from one to four years and bear interest rates between 5.50% and 8.00%. At both December 31, 2018 and September 30, 2018, the average subordinated debenture payable was $80,462 with a weighted average interest rate of 7.63%.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion, dependent upon the availability of funds from MCFC and is due upon demand.  Interest on borrowings is payable monthly and is based on prime with a minimum interest rate of 5.0% and a maximum rate of prime plus 3.25%.  As of December 31, 2018 the outstanding balance under this line of credit was $25.0 million. The proceeds from the borrowing were used to partially fund the required paydown of our senior debt in connection with entering into the Credit Agreement Amendment on December 21, 2018. Under the terms of the Credit Agreement Amendment, the Company is subject to certain restrictions on making principal payments on this line of credit. There were no borrowings outstanding under this line of credit as of September 30, 2018.

Contractual Maturities

A summary of contractual maturities for the revolving credit line and subordinated debt as of December 31, 2018 is as follows. The revolving credit line maturities exclude unamortized debt issuance costs of $0.3 million.

	Revolving Credit Line - Banks	Subordinated Debt	Total
Year Ending September 30,	(dollars in thousands)

2019	$82,000	$30,173	$112,173
2020	—	5,715	5,715
2021	—	10,712	10,712
2022	—	5,263	5,263
2023 and beyond	—	2,298	2,298
Total	$82,000	$54,161	$136,161

NOTE 5: INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the "Act"). The Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. The Act reduced the corporate income tax rate from a maximum of 35% to a flat 21% rate effective on January 1, 2018. As a result of the reduction in the corporate income tax rate, in fiscal year 2018 the Company revalued its deferred tax assets and liabilities to reflect the reduction in the estimated tax effects resulting from the lower corporate income tax rate. The revaluation decreased the Company's net deferred tax asset by $3.7 million, which was recorded as additional deferred income tax expense during the three months ended December 31, 2017.

The provision for income taxes for the three months ended December 31, 2018 and 2017 consisted of the following:

	Three Months Ended December 31, 2018
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$151	$(33)	$—	$118
Deferred	43	(8)	—	35
Total	$194	$(41)	$—	$153

	Three Months Ended December 31, 2017
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$489	$3	$—	$492
Deferred	4,207	(58)	8	4,157
Total	$4,696	$(55)	$8	$4,649

The actual income tax expense for the three months ended December 31, 2018 and 2017 differs from the computed ‘expected’ income tax expense for those periods (computed by applying the currently applicable consolidated United States federal corporate tax rates of 21% for the quarter ended December 31, 2018 and a blended rate of 24.5% for the quarter ended December 31, 2017 to income before income taxes) as noted in the following table.

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)
Computed ‘expected’ income tax expense	$203	$879
State tax (net of federal tax benefit)	(32)	19
Deferred tax asset revaluation	—	3,743
Other	(18)	8
Total	$153	$4,649

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2018 and September 30, 2018 are presented below:

	December 31, 2018	September 30, 2018
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$6,425	$6,481
Unearned insurance reserves	33	69
Accrued expenses	86	71
State net operating losses and credits	50	50
Other	385	407
Total deferred tax assets	6,979	7,078
Valuation allowance	(47)	(47)
Deferred tax assets, net of valuation allowance	6,932	7,031

Deferred tax liabilities:
Depreciation	503	518
Other	30	79
Total deferred tax liabilities	533	597

Net deferred tax assets	$6,399	$6,434

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

For the first three months of both fiscal 2019 and fiscal 2018 there were no transfers into or out of Levels 1, 2 or 3.

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

Investment Notes and Subordinated Debentures — The fair value of investment notes and subordinated debentures is estimated by discounting future cash flows using current interest rates at which similar subordinated debt would be offered for the same remaining maturities. If the Company’s investment notes and subordinated debentures were measured at fair value in the financial statements, the financial instruments would be categorized as Level 2 in the fair value hierarchy.

Subordinated Debt - Parent — The fair value of subordinated debt payable to the Company’s parent is estimated to approximate carrying value. Management believes the variable nature of the interest rate on the borrowing approximates market terms. If the Company’s subordinated debt to the Parent was measured at fair value in the financial statements, this financial instrument would be categorized as Level 2 in the fair value hierarchy.

The carrying amounts and estimated fair values of our financial instruments at December 31, 2018 and September 30, 2018 are as follows:

	December 31, 2018		September 30, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$9,494	$9,494	$3,934	$3,934
Finance receivables, net	198,289	197,749	201,689	200,879

Financial liabilities:
Revolving credit line - banks, net	81,748	81,748	106,889	106,889
Investment Notes and Subordinated Debentures	29,161	30,047	29,344	31,469
Subordinated Debt - Parent	25,000	25,000	—	—

NOTE 7:  STOCKHOLDER'S EQUITY

CBD Purchase Option

In connection with the MidCountry Bank Sale, MCB will continue to service our finance receivables through its consumer banking division. Under the terms of the MCB Sale and as referenced in the LSMS Agreement, the Company has the right, but not the obligation (the “CBD Purchase Option”), to acquire from MCB all (but not less than all) assets and employees and to assume certain liabilities associated with MCB’s consumer banking division for the sum of $1.00 plus the increase in the value of such assets, if any, on the books of MCB (net of assumed liabilities accrued on the books of MCB) from November 30, 2018 through the date immediately preceding the date on which the CBD Purchase Option is exercised. The CBD Purchase Option may be exercised upon the expiration or termination of the LSMS Agreement. The LSMS Agreement is scheduled to expire on November 30, 2020, unless PFSI elects to extend it for an additional year.

The CBD Purchase Option was recorded on the Company’s balance sheet as a capital contribution from MCFC on November 30, 2018 and is reflected in Prepaid and Other Assets on the face of the Consolidated Balance Sheet at December 31, 2018 at a balance of $8.2 million. The CBD Purchase Option was initially recorded at its estimated fair value as of the date of closing of the MidCountry Bank Sale. The estimated fair value of the CBD Purchase Option was based on a combination of a discounted cash flow analysis of projected results and an evaluation of market multiples for companies engaged in similar businesses to the consumer banking division of MCB.

Pre-Paid Fee

In connection with the MidCountry Bank Sale, MAC retained $3.0 million of the purchase price paid to MCFC for MCB as a Pre-Paid Fee for services to be provided to the Company under the LSMS Agreement. The Pre-Paid Fee is earned ratably by MCB and is partially refundable to the Company under certain conditions outlined in the LSMS Agreement. The Pre-Paid Fee was recorded on the Company’s balance sheet as a capital contribution from MCFC on November 30, 2018 and is reflected in Prepaid and Other Assets on the face of the Consolidated Balance Sheet at December 31, 2018 at its unamortized balance of $2.9 million. The Pre-Paid Fee is being amortized to Management and Record Keeping Services Expense over the initial two- year term of the LSMS Agreement.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Pioneer Financial Services, Inc. (“PFSI”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” “intend,” “plan,” or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, financial condition and growth strategies.  We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements included herein reflect and contain management’s current judgment and assumptions, and involve risks and uncertainties that could cause actual results, events, and performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Actual results may differ materially from those indicated in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the "Annual Report on Form 10-K"), in Item 1A of Part II in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, or as may be updated in our other filings with the Securities and Exchange Commission (“SEC”) from time to time. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any of these risks could cause our results to differ materially from those expressed in our forward-looking statements or have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this Quarterly Report on Form 10-Q.  These forward-looking statements are made as of the date of this filing.  We do not intend to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than as is required under the federal securities laws.

Overview

PFSI, a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  PFSI, with its wholly owned subsidiaries, purchases finance receivables from MidCountry Bank (“MCB”), a federally chartered savings bank. Prior to November 30, 2018, MCB was a wholly-owned subsidiary of MCFC. On November 30, 2018, MCFC sold its entire ownership interest in MCB to MidCountry Acquisition Corp., an unrelated third party. MCB, through its consumer banking division, provides management and record keeping services for the PFSI finance receivables portfolio as discussed in “Lending and Servicing Operations - Management and Record Keeping Services.”

MCB originates consumer loans via the internet primarily to active-duty U.S. military personnel, career retired U.S. military personnel or veterans with prior borrowing history with us.  Military customers use proceeds for personal financial needs or to purchase consumer goods and services. We intend to hold these finance receivables until repaid.

Our finance receivables are unsecured, have fixed interest rates and typically have a maturity of less than 48 months. During the first quarter of fiscal 2019, the average size of a loan when acquired was $4,573 with an average term of 34 months.  A large portion of the loans we purchase are made to borrowers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

Sale of MidCountry Bank

As previously disclosed, MCFC and MCB entered into an agreement on June 11, 2018 to sell MCB to MAC, a company formed by a third party to purchase MCB (the “MidCountry Bank Sale”). On November 30, 2018, MCFC completed the MidCountry Bank Sale.

In connection with the MidCountry Bank Sale, also on November 30, 2018, PFSI and certain of its subsidiaries, MCB, and CIBC Bank USA, as administrative agent for itself and certain other lenders under the Company’s Credit Agreement, dated December 23, 2015, as amended (the "Credit Agreement"), entered into the Non-Recourse Loan Sale and Master Services Agreement (the “LSMS Agreement”) governing the origination and servicing relationship between MCB and the Company. The LSMS Agreement supersedes and replaces the Fifth Amended and Restated Loan Sale and Master Services Agreement, as amended (the “Old LSMS Agreement”), that was in effect prior to the consummation of the MidCountry Bank Sale. The financial results and disclosures for PFSI included in this Quarterly Report on Form 10-Q reflect the terms of the Old LSMS Agreement through November 30, 2018 and the terms of the LSMS Agreement from December 1, 2018 through December 31, 2018.

Critical Accounting Policies

In our Annual Report on Form 10-K we identified the critical accounting policies which affect our significant estimates and assumptions used in preparing our unaudited consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K.

In addition to the critical accounting policies identified in our Annual Report on Form 10-K, during the first quarter of fiscal 2019 we identified an additional critical accounting policy related to the CBD Purchase Option. In connection with the MidCountry Bank Sale, MCB will continue to service our finance receivables through its consumer banking division. Under the terms of the LSMS Agreement, the Company has the right, but not the obligation (the “CBD Purchase Option”), to acquire from MCB all (but not less than all) assets and employees and to assume certain liabilities associated with MCB’s consumer banking division for the sum of $1.00 plus the increase in the value of such assets, if any, on the books of MCB (net of assumed liabilities accrued on the books of MCB) from November 30, 2018 through the date immediately preceding the date on which the CBD Purchase Option is exercised. The CBD Purchase Option may be exercised upon the expiration or termination of the LSMS Agreement.

We consider our accounting policy regarding the CBD Purchase Option to be a critical accounting policy due to the significant degree of management judgment applied in establishing the initial fair value and subsequent carrying value of the asset. The CBD Purchase Option was recorded on our balance sheet as a non-cash capital contribution from MCFC on November 30, 2018 and is reflected in Prepaid and Other Assets on the face of the Consolidated Balance Sheet at December 31, 2018. The CBD Purchase Option was initially recorded at its estimated fair value of $8.2 million as of the closing date of the MidCountry Bank Sale. The estimated fair value of the CBD Purchase Option is based on a combination of a discounted cash flow analysis of projected results for the consumer banking division of MCB and an evaluation of market multiples for companies engaged in similar businesses to the consumer banking division of MCB. The estimated fair value is subject to numerous estimates and assumptions. These estimates and assumptions involve risks and uncertainties that could cause actual results, events, and performance to differ materially from the estimates and assumptions used in establishing the carrying value of the CBD Purchase Option. The Company periodically evaluates the recoverability of the value assigned to the CBD Purchase Option and to the extent it is determined that the value is not recoverable, an impairment charge is recorded through earnings.

Lending and Servicing Operations

Supplier of Loans

MCB is our sole supplier of loans. During the first quarter of fiscal year 2019, we purchased loans originated by MCB, and MCB serviced these loans on our behalf under the terms of the Old LSMS Agreement through November 30, 2018 and under the terms of the LSMS Agreement from December 1, 2018 through December 31, 2018. As disclosed above, future originations, purchases and servicing are to be conducted under the LSMS Agreement.

Under the LSMS Agreement, we have the exclusive right, but not the obligation, to purchase loans originated by MCB that meet the following guidelines:

•	At the time of origination, customers are primarily active-duty, career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential customers must complete standardized online credit applications; and

•	All loans must meet additional purchase criteria developed from our past repayment experience, which is revalidated based on current portfolio performance.

•	The purchasing and origination guidelines noted above are the same as those that existed under the Old LSMS Agreement.

For a description of the risks associated with these loans, see "Risk Factors" set forth in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K and Part II, Item 1A. "Risk Factors" included herein.

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

We may purchase loans from MCB if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military market.  Pursuant to the Old LSMS Agreement and the LSMS Agreement, we granted MCB rights to use our lending system; however, we retained ownership of the lending system.  Using our lending criteria, scoring model and system, MCB originates loans directly over the Internet.  Loans typically have maximum terms of 48 months and had an average origination amount of $4,573 in the first quarter of fiscal 2019.  Under the Old LSMS Agreement, from April 1, 2017 through November 30, 2018, we paid a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  Prior to April 1, 2017, we paid a $25.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In the first quarter of fiscal 2019, we paid MCB $0.2 million in loan origination fees compared to $0.4 million in the first quarter of fiscal 2018. See further discussion in "Loan Acquisition." Effective November 30, 2018, we no longer pay a specific fee for each loan purchased from MCB (see “Lending and Services Operations - Management and Record Keeping Services” for additional information regarding the LSMS Agreement).

MCB uses our lending criteria and scoring model to originate loans that we subsequently purchase. Under this criteria and scoring model, in evaluating the creditworthiness of applicants, MCB primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and employment stability. MCB uses credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. Our purchasing guidelines provide that we may purchase loans originated by MCB with the FICO Score 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from MCB, we cannot predict when or whether a customer may unexpectedly leave the military or other events may occur that could result in a loan not being repaid. The average customer loan balance was $3,781 at December 31, 2018, repayable in equal monthly installments and with an average remaining term of 20 months.

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

As a customer service, we will purchase a new loan from MCB for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Our purchasing guidelines require certain criteria be met upon extension of new credit to prevent curing delinquencies through refinancing or extension of new funds to customers. Generally, we purchase refinanced loans when a portion of the new proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 42.5% of the amount of loans we purchased in the first quarter of fiscal 2019 were refinancings of outstanding loans compared to 46.2% during the first quarter of fiscal 2018.

Management and Record Keeping Services

MCB provides management and record keeping services for us in exchange for fees payable by us in accordance with the LSMS Agreement. Prior to November 30, 2018, the management and record keeping services provided, and related fees payable by us, were governed by the Old LSMS Agreement. Under the Old LSMS Agreement, as part of its compensation for performing these management and record keeping services, MCB retained a portion of ancillary revenue, including late charges and insufficient funds fees, associated with our finance receivables. Under the LSMS Agreement, MCB no longer retains a portion of this ancillary revenue.

Old LSMS Agreement

The following discussion describes the fees paid by the Company and received by MCB under the terms of the Old LSMS Agreement, which was in effect for the periods presented through November 30, 2018.

For the three months ended December 31, 2018 and 2017, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $27.00 for each loan originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.604% (7.25% annually) of the outstanding principal balance of finance receivables serviced as of the last day of the month; (4) a monthly collections fee equal to 46% of amounts collected on charged-off accounts; and (5) a monthly fee equal to 125% of the actual cost for marketing and business development services. The Old LSMS Agreement was superseded and replaced by the LSMS Agreement upon consummation of the MidCountry Bank Sale on November 30, 2018. After November 30, 2018, loan origination and servicing fees paid by the Company were governed by the LSMS Agreement as described below.

LSMS Agreement

Under the LSMS Agreement, MCB continues to provide the Company with various services, such as those related to originating, servicing and management of accounts, marketing, recovery of charged-off accounts and business development. On a monthly basis, the Company pays MCB a fee equal to 100% of MCB’s actual costs to provide such services for the Company’s purchased loans. In addition to the monthly expense reimbursements, upon consummation of the MidCountry Bank Sale, MCB received a $3.0 million pre-paid fee (the “Pre-Paid Fee”) that was deducted from the purchase price payable to MCFC by MidCountry Acquisition Corp. in connection with the MidCountry Bank Sale. The Pre-Paid Fee covers services to be provided during the initial two-year term of the LSMS Agreement (in addition to the monthly expense reimbursements). The Pre-Paid Fee was initially recorded as a capital contribution from MCFC and is being amortized as a component of Management and Record Keeping Services Expense over the initial two-year term of the LSMS Agreement.

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

Expense Sharing Agreement

A formal agreement (the “Expense Sharing Agreement”) between MCFC and its consolidated subsidiaries, including the Company, is in place to govern the expenses to be shared among the parties, reimbursements to be paid by the parties to MCFC for services provided, as well as the services to be provided by the parties to MCFC and other parties. Under the Expense Sharing Agreement, there are three types of expenses: (1) direct expenses (those that can be specifically identified to a party, yet are paid centrally, usually by MCFC and subsequently reimbursed by the party to which the direct expense applies); (2) direct cost allocations (costs incurred for the benefit of MCFC and/or its subsidiaries that are not direct expenses); and (3) indirect cost allocations (those expenses incurred for the benefit of all parties and not specifically identifiable with an allocation methodology). The direct cost allocations are allocated based upon estimated usage of services using reliable cost indicators. The costs for MCFC services are periodically evaluated to ensure the costs are at a reasonable market rate and consistent with what an external third party may charge. Under the Expense Sharing Agreement, MCFC may provide services such as, but not limited to, payroll and employee benefits, strategic planning, loan review, risk management, regulatory compliance support, tax, legal and information technology services. The other parties to the Expense Sharing Agreement may provide office space and servicing of finance receivables.

As a result of the MidCountry Bank Sale, a greater proportion of MCFC’s expenses will be allocated to the Company in accordance with Expense Sharing Agreement. However, following the MidCountry Bank Sale, MCFC reduced the number of employees supporting and amount of services provided for its remaining subsidiaries due to the smaller size of the resulting organization. Therefore, while the proportion of MCFC expenses allocated to the Company is expected to increase, the total amount of MCFC expenses to be allocated to each of its remaining subsidiaries is expected to decline. After giving effect to the increased proportion of expense allocations to the Company, and the reduced level of MCFC expenses to be allocated, the amount of direct and indirect expenses allocated to the Company by MCFC is expected to increase approximately $300,000, or 21.1%, on an annualized basis following the MidCountry Bank Sale.

For additional information about the Old LSMS Agreement and the Expense Sharing Agreement see Note 3: Related Party Transactions in Item 1. Consolidated Financial Statements.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from MCB.  The following table details the average loan balance and the number of loans that comprise our finance receivables as of the date presented:

	December 31, 2018	September 30, 2018

Finance receivables:
Gross finance receivables balance	$234,726,342	$238,300,414
Average finance receivable balance	$3,781	$3,783
Number of finance receivables	62,073	62,998

Net Interest Margin

The principal component of our profitability is net interest margin, which is a function of the interest and fees earned on our finance receivables and the interest paid on borrowed funds.  Competitive market conditions and various government regulations impact the level of interest rates we are able to charge.

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

The following table presents data relating to our net interest margin as of and for the periods presented:

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)

Total finance receivables balance	$234,726	$243,179
Average gross finance receivables (1)	235,814	245,862
Average interest bearing liabilities (1)	138,329	146,249
Total interest income and fees	18,317	18,579
Total interest expense	2,641	2,482

Percentage of interest income and fees to average gross finance receivables (annualized)	31.1%	30.2%
Percentage of interest expense to average interest bearing liabilities (annualized)	7.6%	6.8%
Percentage of net interest margin (annualized)	26.6%	26.2%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Results of Operations

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Gross Finance Receivables.  Our gross finance receivables decreased 3.5%, or $8.5 million, to $234.7 million as of December 31, 2018 from $243.2 million as of December 31, 2017. The decrease in finance receivables was due largely to reduced customer demand and tightened purchasing guidelines designed to ensure appropriate credit quality.

Interest Income and Fees.  Interest income and fees decreased to $18.3 million in the first quarter of fiscal 2019 from $18.6 million in the first quarter of fiscal 2018 a decrease of $0.3 million or 1.6%.  The decrease in interest income and fees was due primarily to a 4.1% decrease in average gross finance receivables to $235.8 million during the first quarter of fiscal 2019 from $245.9 million during the first quarter of fiscal 2018.

Interest Expense.  Interest expense in the first quarter of fiscal 2019 increased 4.0% to $2.6 million compared to $2.5 million for the first quarter of fiscal 2018.  The increase was due to an increase in the weighted average interest rate of our interest bearing liabilities to 7.6% during the first quarter of fiscal 2019 compared to 6.8% during the first quarter of fiscal 2018. Due to the predominantly variable rate nature of our borrowings, our cost of funds percentage increases as the level of market interest rates increase.

Provision for Credit Losses.  The provision for credit losses in the first quarter of fiscal 2019 increased to $6.6 million from $5.3 million in the first quarter of fiscal 2018, an increase of $1.3 million.  The provision for credit losses for the first quarter of fiscal 2018 included a reduction in the allowance for credit losses to reflect improvements in credit quality of the finance receivables portfolio at that time.

Net charge-offs were $6.8 million in the first quarter of fiscal 2019 compared to $6.7 million in the first quarter of fiscal 2017, an increase of $0.1 million, or 1.5%.  The net charge-off ratio increased to 11.6% for the first quarter of fiscal 2019 compared to 11.0% for the first quarter of fiscal 2018. The increase in net charge-offs and net charge-off ratio for the first quarter of fiscal 2019 resulted from an increase in recency basis delinquent finance receivables between December 31, 2017 and December 31, 2018. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 5.0% at December 31, 2018 compared to 4.3% at December 31, 2017. See further discussion in “Delinquency Experience” and “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Expense.  Non-interest expense in the first quarter of fiscal 2019 was $8.1 million compared to $7.2 million for the first quarter of fiscal 2018, an increase of $0.9 million, or 12.5%.  Non-interest expense during the first quarter of fiscal 2019 increased due to a $0.6 million, or 54.5%, increase in other operating expenses primarily for depreciation and other expenses attributed to the new loan servicing system that was implemented in January 2018.

Provision for Income Taxes.  The Company’s effective tax rate was 15.8% in the first quarter of fiscal 2019 compared to 129.8% in the first quarter of fiscal 2018.  The provision for income taxes during the first quarter of fiscal 2018 included a $3.7 million charge to reflect a revaluation of the Company’s net deferred tax asset. The revaluation was due to a reduction in the corporate income tax rate resulting from enactment of the Tax Cuts and Jobs Act of 2017 in December 2017. Excluding this charge, the effective tax rate was 25.3% for the first quarter of fiscal 2018.

Delinquency Experience

Our customers are required to make monthly principal and interest payments.  Our servicer, MCB, under our supervision, analyzes customer delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days. Recency delinquent finance receivables decreased to 5.0% at December 31, 2018 from 5.4% at September 30, 2018, but increased from 4.3% at December 31, 2017. The level of recency delinquent finance receivables reflects expanded collection efforts by MCB over the last two years relative to higher levels of delinquency experienced before these expanded collection efforts were put in place. Changes in recency delinquency balances are generally a leading indicator of the level and direction of future charge-offs. The delinquent finance receivables as of December 31, 2017 were reduced due to early allotment payments. Recency delinquent finance receivables as of December 31, 2018 were not impacted by early allotment payments and reflect a more normalized recency delinquency rate. Finance receivables charged-off were $8.1 million for the first three months of fiscal 2019 compared to $7.8 million for the first three months of fiscal 2018. Recency delinquent balances, 60 days or more past due, from customers who advised MCB of their separation from the military, were $3.0 million at December 31, 2018 compared to $3.5 million at September 30, 2018 and $3.0 million at December 31, 2017. Higher recency delinquency balances may lead to an increase in future charge-offs to the extent such customers do not continue to make finance receivable payments.

The following table sets forth our delinquency experience as of the end of the dates presented for loans for which payments are 60 days or more past due, on a recency basis.

	December 31, 2018	September 30, 2018	December 31, 2017
	(dollars in thousands)

Gross finance receivables	$234,726	$238,300	$243,179
Gross finance receivables balances 60 days or more past due	11,664	12,960	10,557
Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables	5.0%	5.4%	4.3%

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

Charge-Off. Our charge-off policy is to charge off loans when a full payment (95% or more of the contracted payment amount) has not been received for the preceding six calendar months and is 30 days contractually past due. From time to time, our customers remit several loan payments in advance of the payment due date, where the loan is contractually current, but recency past due. Charge-offs can occur due to deterioration in a customer's willingness or ability to repay when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans we cannot predict when or if a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for MCB to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict if a customer will be subject to deployment at a duration or frequency that leads to a default on his or her loan.

Former Military.  As of December 31, 2018 and December 31, 2017, we had approximately $18.6 million, or 7.9%, of our total portfolio, and $15.9 million, or 6.5%, of our total portfolio, respectively, from customers who separated from the military prior to repaying their loan. Finance receivable net charge-offs from customers who separated from the military, were $1.8 million and represented 26.7% of net charge-offs in the first quarter of fiscal 2019 compared to $2.1 million and 31.6% of net charge-offs in the first quarter of fiscal 2018.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables and net charge-offs as of and for the periods presented. For additional information related to our allowance for credit losses, see Note 2: Finance Receivables in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

	As of and for the Three Months Ended December 31,
	2018	2017
	(dollars in thousands)

Allowance as a percentage of total finance receivables	12.1%	13.3%
Average gross finance receivables (1)	$235,814	$245,862
Percentage of net charge-offs to average gross finance receivables (annualized)	11.6%	11.0%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

The allowance for credit losses at December 31, 2018 decreased to $28.4 million from $32.3 million at December 31, 2017. The decrease in the allowance for credit losses is due to a decrease in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio combined with a decline in the balance of finance receivables outstanding. The reduction in the allowance for credit losses reflects steps that MCB, as the servicer of our finance receivables portfolio, took during fiscal 2017 to mitigate increased credit losses through enhancements to collection efforts, along with changes in underwriting, and changes we made to our purchasing criteria. During the second half of fiscal 2017 and throughout fiscal 2018 we experienced lower levels of past due loans as a percentage of the gross finance receivables portfolio.

Loan Acquisition

Finance receivables growth is an important factor in determining our future revenues.  We are dependent upon MCB to increase its originations and on having sufficient funding for our future growth.  Finance receivables purchased (including refinancings) during the first three months of fiscal 2019 were $64.0 million compared to $64.7 million during the first three months of fiscal 2018.

The following table sets forth our overall finance receivable purchases, including those refinanced, as of and for the periods presented:

	As of and for the Three Months Ended December 31,
	2018	2017

Finance receivables purchased:
Gross finance receivables balance	$64,040,728	$64,747,662
Number of finance receivables	14,003	14,211
Average finance receivable amount at time of purchase	$4,573	$4,556

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase consumer finance receivables from MCB and pay MCB for services performed under the LSMS Agreement.  We use borrowings to fund the difference, if any, between the cash used to purchase finance receivables and pay operating expenses and the cash generated from loan repayments, interest income and fees.  Cash used in investing activities in the first three months of fiscal 2019 was $3.2 million and cash used in financing activities was $2.1 million, which was funded by operating activities of $10.8 million. Cash used in investing activities was $7.0 million and cash used in financing activities was $4.3 million, which was funded by operating activities of $9.4 million in the first three months of fiscal 2018. Financing activities primarily consist of borrowing and repayments of debt incurred under our senior revolving credit facility. During the first quarter of fiscal 2019 the Company also borrowed $25.0 million under the subordinated line of credit with MCFC.

The majority of our liquidity requirements are obtained through our senior revolving credit facility. Additional sources of funds may be generated through repayments of finance receivables, sales of subordinated debt and borrowings from MCFC. For additional information related to our borrowings and capital resources, see Note 4: Borrowings in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

We entered into Amendment No. 4 to the Credit Agreement on December 21, 2018 (the "Amendment" and the
Company’s Credit Agreement, dated December 23, 2015, as amended, the “Credit Agreement”) as amended, the Company’s
Credit Agreement, dated December 23, 2015, the “Credit Agreement”) with various financial institutions on December 21,
2018 which, among other things, reduced the maximum commitment from $170.0 million to $98.0 million on our revolving senior credit facility and extended the term through April 17, 2019, unless otherwise terminated on an earlier date pursuant to the terms thereof. In addition, on December 21, 2018, we borrowed the full $25.0 million available balance under our line of credit from MCFC. The proceeds from the line of credit borrowing were used to partially fund the required paydown of the revolving senior credit facility upon entering into the Amendment. Subject to certain exceptions enumerated in the Amendment, we are restricted from making certain payments and distributions for the term of the Credit Agreement, including dividends or payments with respect to our capital, and principal repayments on the outstanding balance of the subordinated line of credit with MCFC.

As of December 31, 2018, our credit facility had an 83.7% utilization, which may restrict our ability to purchase finance receivables in the future. As of December 31, 2018, we could request up to $16.0 million in additional funds and remain in compliance with the terms of the Credit Agreement.  If we cannot secure new borrowings to the extent the Company believes additional borrowings would be advisable, or increase borrowing availability under our Credit Agreement, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

Total borrowings and availability under the Credit Agreement as of December 31, 2018 and September 30, 2018, consisted of the following amounts as of the dates presented:

	December 31, 2018	September 30, 2018
	(dollars in thousands)

Revolving credit line:
Total facility	$98,000	$170,000
Gross balance, end of period	82,000	107,000
Maximum available credit	16,000	63,000
Credit facility available (1)	16,000	31,404
Percent utilization of the total facility	83.7%	77.3%

(1)	Under the Credit Agreement, credit facility available is limited by the borrowing base.

Off-Balance Sheet Arrangements. At December 31, 2018 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our shareholder, lenders and subordinated debt holders.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended December 31, 2018 does not differ materially from that discussed under Item 7A of the Annual Report on Form 10-K. As of December 31, 2018, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates. Our revolving credit line borrowings under our Credit Agreement are divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). We are subject to interest rate sensitivity on our LIBOR and Base Rate borrowings. As of December 31, 2018, $82.0 million of LIBOR borrowings were outstanding with an interest rate of 6.73%. All of the outstanding borrowings at December 31, 2018 were LIBOR borrowings with no Base Rate borrowings. As a means of managing its exposure to rising interest rates, the Company had a $50 million notional interest rate cap agreement that was purchased on December 21, 2015 and expired on December 21, 2018 and is no longer outstanding. The interest rate cap was indexed to 1-month LIBOR and had a strike rate of 2.5%. The interest rate cap is reflected on the consolidated balance sheet at its estimated fair value of $19 thousand at September 30, 2018.

We are also subject to interest rate sensitivity on our subordinated borrowing from MCFC. This borrowing bears a variable interest rate equal to prime plus 3.25%. As of December 31, 2018, $25.0 million of borrowings from MCFC were outstanding with an interest rate of 8.75%.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  Except as noted below, there were no changes in our internal controls over financial reporting identified in connection with management's evaluation that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

During the second quarter of fiscal 2018, we implemented a new loan servicing system. The new system operates on a platform designed by Fiserv Solutions, LLC and replaced a substantial portion of the Daybreak core loan servicing software and platform. The new system was subject to various testing and review procedures before, during and after implementation.
As a result of this implementation, we have experienced certain changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of the risks related to the implementation of new systems, see "Risk Factors" set forth in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.

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

The sale of MCB or other changes in the organizational and corporate structure of MCFC or its subsidiaries, or our ability to access services and products from MCB, or MCFC or its subsidiaries, may have an adverse impact on our business.

Our business relies exclusively on purchasing loans from MCB, which until November 30, 2018 was a subsidiary of MCFC. We also rely on MCB to provide servicing for the purchased loans in accordance with the LSMS Agreement. In addition, we rely on MCFC for many corporate and centralized services that would often be performed by a company’s own employees. As a result, we engage in various transactions that include related party transactions and that subject us to multiple risks, including our ongoing reliance on the financial and business relationships with MCB and MCFC and its subsidiaries.

As previously disclosed, we entered into the LSMS Agreement with MCB upon consummation of the MidCountry Bank Sale. The LSMS Agreement governs the loan origination and servicing relationship between MCB and the Company following the MidCountry Bank Sale. The LSMS Agreement requires MCB to continue providing similar services to the Company as it provided under the Old LSMS Agreement, including loan servicing activities and loan origination services. However, because MCB is no longer wholly-owned by MCFC, MCFC is no longer able to directly cause MCB to comply with the LSMS Agreement and is no longer able to directly cause MCB to perform the loan servicing activities and loan origination services at levels consistent with past experience.

In addition, the LSMS Agreement includes a different fee arrangement to be paid to MCB as compared to the Old LSMS Agreement. There can be no assurance that the current fee arrangement will incentivize MCB to perform services at levels consistent with past experience. It is also possible that the current fee arrangement will result in higher loan origination and servicing costs for the Company than under the Old LSMS Agreement. If MCB fails to service or originate loans in accordance with the terms of the LSMS Agreement or does not perform as expected, we may not be able to find a replacement for such services in a timely manner or at a cost that would not negatively impact our profitability. Failure to find a replacement loan originator and servicer could cause business interruptions or could cause us to incur unexpected costs. We may experience increased credit losses if MCB fails to refinance loans consistent with past practices or adequately service our loans. Any such issues could have a material adverse effect on our financial condition and results of operations.

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

We may not realize all or a portion of the value assigned to the CBD Purchase Option.

In connection with the MidCountry Bank Sale, MCB will continue to service our finance receivables through its consumer banking division. Under the terms of the LSMS Agreement, the Company has the right, but not the obligation (the “CBD Purchase Option”), to acquire from MCB all (but not less than all) assets and employees and to assume certain liabilities associated with MCB’s consumer banking division for the sum of $1.00 plus the increase in the value of such assets, if any, on the books of MCB (net of assumed liabilities accrued on the books of MCB) from November 30, 2018 through the date immediately preceding the date on which the CBD Purchase Option is exercised. The CBD Purchase Option may be exercised upon the expiration or termination of the LSMS Agreement.

The CBD Purchase Option was initially recorded on our Consolidated Balance Sheet at its estimated fair value of $8.2 million as of the closing date of the MidCountry Bank Sale. The estimated fair value of the CBD Purchase Option is based on a combination of a discounted cash flow analysis of projected results for the consumer banking division of MCB and an evaluation of market multiples for companies engaged in similar businesses to the consumer banking division of MCB. The estimated fair value is subject to numerous estimates and assumptions. These estimates and assumptions involve risks and uncertainties that could cause actual results, events, and performance to differ materially from the estimates and assumptions used in establishing the carrying value of the CBD Purchase Option. In addition, because we are the primary customer for the consumer banking division of MCB, adverse changes or trends in our business could adversely affect the value assigned to the CBD Purchase Option.

The estimated fair value of the consumer banking division of MCB may decline over the term of the CBD Purchase Option and result in a non-cash charge to reduce the carrying value of the CBD Purchase Option. Further, if we exercise the CBD Purchase Option, the estimated value of the consumer banking division of MCB acquired by us at that time may not equal the carrying value of the CBD Purchase Option. Finally, if we were to negotiate the sale or assignment of the CBD Purchase Option or similarly structured transaction to a third party, we may receive cash or other proceeds in an amount that is less than the carrying value of the CBD Purchase Option at the time of such transaction. The CBD Purchase Option was received as a non-cash capital contribution from MCFC and any reduction in the value of the CBD Purchase Option would be recorded as a non-cash reduction in earnings and could adversely affect our results of operations and financial condition.

ITEM 6.  Exhibits

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the SEC on February 13, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the three months ended December 31, 2018 and December 31, 2017 (ii) the Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018, (iii) the Consolidated Statements of Stockholder's Equity for the three months ended December 31, 2018 and December 31, 2017, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and December 31, 2017 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	February 13, 2019
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	February 13, 2019
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)