Form 10-Q
period 2019-03-31
PIONEER FINANCIAL SERVICES INC
filed 2019-05-13
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2019
Common Stock, no par value	One Share
As of May 13, 2019, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of March 31, 2019 and September 30, 2018
(unaudited)

	March 31, 2019	September 30, 2018
	(dollars in thousands)

ASSETS

Cash and cash equivalents	$3,509	$3,934
Gross finance receivables	226,415	238,300
Less:
Unearned fees	(7,435)	(7,975)
Allowance for credit losses	(27,085)	(28,636)
Finance receivables, net	191,895	201,689

Furniture and equipment, net	3,524	3,991
Deferred tax asset, net	5,804	6,434
Prepaid and other assets	16,393	6,508

Total assets	$221,125	$222,556

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Revolving credit line - banks, net	$74,937	$106,889
Subordinated debt, net	49,341	29,344
Accounts payable and other liabilities	4,273	6,532
Total liabilities	128,551	142,765

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	86,394	86,394
Additional paid in capital	20,222	9,022
Retained deficit	(14,042)	(15,625)

Total stockholder’s equity	92,574	79,791

Total liabilities and stockholder’s equity	$221,125	$222,556

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations and Other Comprehensive Income
For the three and six months ended March 31, 2019 and 2018
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)

Interest income and fees	$18,073	$16,725	$36,390	$35,304

Interest expense	2,704	2,518	5,345	5,000

Net interest income before provision for credit losses	15,369	14,207	31,045	30,304
Provision for credit losses	3,962	3,692	10,531	9,041
Net interest income	11,407	10,515	20,514	21,263

Total non-interest (loss)/income	(53)	66	(87)	121

Non-interest expense
Management and record keeping services	6,793	6,125	13,183	12,246
Other operating expenses	1,840	1,694	3,557	2,794
Total non-interest expense	8,633	7,819	16,740	15,040

Income before income taxes	2,721	2,762	3,687	6,344
Provision for income taxes	576	1,581	729	6,230
Net income and other comprehensive income	$2,145	$1,181	$2,958	$114

Net income per share, basic and diluted (1)	$2,145	$1,181	$2,958	$114

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the six months ended March 31, 2019 and 2018
(unaudited)

	Total	Common Stock	Additional Paid in Capital	Retained Deficit

Six months ended March 31, 2018
Balance, September 30, 2017	$77,237	$86,394	$9,022	$(18,179)

Net loss and other comprehensive loss	(1,067)	—	—	(1,067)
Dividends declared and paid to parent (1)	(205)	—	—	(205)

Balance, December 31, 2017	$75,965	$86,394	$9,022	$(19,451)

Net income and other comprehensive income	1,181	—	—	1,181

Balance, March 31, 2018	$77,146	$86,394	$9,022	$(18,270)

Six months ended March 31, 2019
Balance, September 30, 2018	$79,791	$86,394	$9,022	$(15,625)

Capital contribution from parent	11,200	—	11,200	—
Net income and other comprehensive income	813	—	—	813
Dividends declared and paid to parent (1)	(1,375)	—	—	(1,375)

Balance, December 31, 2018	$90,429	$86,394	$20,222	$(16,187)

Net income and other comprehensive income	2,145	—	—	2,145

Balance, March 31, 2019	$92,574	$86,394	$20,222	$(14,042)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the six months ended March 31, 2019 and 2018
(unaudited)

	Six Months Ended March 31,
	2019	2018
	(dollars in thousands)

Cash flows from operating activities:
Net income	$2,958	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,531	9,041
Depreciation and amortization	888	584
Deferred income taxes	629	6,218
Interest accrued on investment notes	319	316
Changes in:
Accounts payable and other liabilities	(2,259)	(552)
Prepaid and other assets	1,022	(578)

Net cash provided by operating activities	14,088	15,143

Cash flows from investing activities:
Finance receivables purchased from affiliate, net of customer repayments	(2,206)	4,642
Repayments of finance receivables, net of purchases	1,729	—
Purchases of furniture and equipment	(88)	(744)

Net cash (used in) provided by investing activities	(565)	3,898

Cash flows from financing activities:
Borrowings under lines of credit	33,000	27,000
Repayments under lines of credit	(65,000)	(44,000)
Borrowings of subordinated debt - parent	25,000	—
Repayment of subordinated debt	(5,321)	(722)
Credit facility amendment costs	(252)	—
Dividends paid to parent	(1,375)	(205)

Net cash used in financing activities	(13,948)	(17,927)

Net (decrease) increase in cash	(425)	1,114

Cash and cash equivalents, Beginning of period	3,934	7,235

Cash and cash equivalents, End of period	$3,509	$8,349

Additional cash flow information:
Cash paid for interest	$5,384	$5,194
Cash paid for income taxes	410	2,169
Non-cash capital contribution from parent (See Note 7)	11,200	—
 See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2019 and September 30, 2018 and for the three and six months ended March 31, 2019 and March 31, 2018
(unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pioneer Financial Services, Inc. (“PFSI”) and its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”).  The Company is headquartered in Kansas City, Missouri and is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC” or "Parent").  The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the Securities and Exchange Commission (“SEC”) on December 26, 2018. The accompanying consolidated financial statements are unaudited; however, in the opinion of the Company's management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated.

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

CBD Purchase Option

MidCountry Bank (“MCB”) services our finance receivables through its consumer banking division (“CBD”) under the terms of the Non-Recourse Loan Sale and Master Services Agreement, dated as of November 30, 2018, between the Company and certain of its subsidiaries, MCB, and CIBC Bank USA, as administrative agent for itself and certain other lenders under the Company's Credit Agreement, dated December 23, 2015, as amended (the “LSMS Agreement”). As referenced in the LSMS Agreement, the Company has the right, but not the obligation (the “CBD Purchase Option”), to acquire from MCB all (but not less than all) assets and employees and to assume certain liabilities associated with MCB’s consumer banking division for the sum of $1.00 plus the increase in the value of such assets, if any, on the books of MCB (net of assumed liabilities accrued on the books of MCB) from November 30, 2018 through the date immediately preceding the date on which the CBD Purchase Option is exercised. The CBD Purchase Option may be exercised upon the expiration or termination of the LSMS Agreement. The LSMS Agreement will expire on November 30, 2020, unless the Company elects to extend it for an additional year.

In addition to the significant accounting policies identified in Note 1 of our audited consolidated financial statements included in our Annual Report on Form 10-K, we have an additional significant accounting policy related to the CBD Purchase Option. The CBD Purchase Option was recorded on our balance sheet as a non-cash capital contribution from MCFC on November 30, 2018 and is reflected in Prepaid and Other Assets on the face of the Consolidated Balance Sheet at March 31, 2019. The CBD Purchase Option was initially recorded at its estimated fair value as of the closing date of the MidCountry Bank Sale (as defined below in this Note 1 under "Nature of Operations and Concentration"). The estimated fair value of the CBD Purchase Option is based on a combination of a discounted cash flow analysis of projected results for the consumer banking division of MCB and an evaluation of market multiples for companies engaged in similar businesses to the consumer banking division of MCB. The Company periodically evaluates the recoverability of the value assigned to the CBD Purchase Option and to the extent it is determined that the value is not recoverable, an impairment charge is recorded through earnings.

Nature of Operations and Concentration

The Company purchases finance receivables from, and has finance receivables serviced by, MCB, a federally chartered savings bank. Prior to November 30, 2018, MCB was a wholly-owned subsidiary of MCFC. On November 30, 2018, MCFC sold its entire ownership interest in MCB to MidCountry Acquisition Corp., ("MAC") an unrelated third party ("MidCountry Bank Sale").

Upon completing the MidCountry Bank Sale, the Company entered into the LSMS Agreement governing the origination and servicing relationship between MCB and the Company. The LSMS Agreement superseded and replaced the Fifth Amended and Restated Loan Sale and Master Services Agreement, as amended, that was in effect prior to the consummation of the MidCountry Bank Sale ("Old LSMS Agreement"). The LSMS Agreement and the Old LSMS Agreement are further described in Note 3 - Related Party Transactions and Note 7 - Stockholder's Equity.

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

Use of Estimates

The preparation of the unaudited consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and in disclosures of contingent assets and liabilities.  We use estimates and employ judgments in determining the amount of our allowance for credit losses, deferred tax assets and liabilities, the CBD Purchase Option and establishing the fair value of our financial instruments.  While the unaudited consolidated financial statements and footnotes reflect the best estimates and judgments at the time they are made, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period data in the Company’s consolidated balance sheet and consolidated statement of stockholder's equity for comparative purposes.

NOTE 2:  FINANCE RECEIVABLES

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel.  During the second quarter of fiscal 2019, we purchased $39.6 million of loans originated by MCB compared to $39.0 million during the second quarter of fiscal 2018. During the six months ended March 31, 2019, we purchased $102.9 million of loans originated by MCB compared to $103.7 million during the six months ended March 31, 2018. Approximately 43.7% of the amount of loans we purchased in the second quarter of fiscal 2019 were refinancings of outstanding loans compared to 45.0% during the second quarter of fiscal 2018.

The following table presents finance receivables as of the dates presented:

	March 31, 2019	September 30, 2018
	(dollars in thousands)

Finance Receivables:
Gross finance receivables	$226,415	$238,300

Less:
Unearned fees	(7,435)	(7,975)

Finance receivables - net of unearned fees	218,980	230,325

Allowance for credit losses	(27,085)	(28,636)

Finance receivables, net	$191,895	$201,689

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

The following table sets forth changes in the components of our allowance for credit losses on finance receivables for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$28,386	$32,325
Finance receivables charged-off	(7,023)	(7,873)
Recoveries	1,760	1,531
Provision for credit losses	3,962	3,692
Balance, end of period	$27,085	$29,675

	Six Months Ended March 31,
	2019	2018
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$28,636	$33,725
Finance receivables charged-off	(15,115)	(15,706)
Recoveries	3,033	2,615
Provision for credit losses	10,531	9,041
Balance, end of period	$27,085	$29,675

Interest income is suspended and accrued interest reversed when three consecutive full payments (95% or more of the contracted payment amounts) have not been received. The Company has experience with borrowers periodically missing payments during times of financial hardship; however, these missed payments do not necessarily render loans uncollectible. Non-accrual status, therefore, does not mean that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing loans represent those finance receivables where the accrual of interest income has been suspended and the accrued interest reversed. As of March 31, 2019, we had $14.2 million in non-performing loans, compared to $14.8 million as of September 30, 2018.

We consider a loan impaired when a full payment (95% or more of the contracted payment amount) has not been received for the preceding six calendar months and is 30 days contractually past due. Impaired loans are removed from our finance receivables portfolio and charged against the allowance for credit losses. We do not restructure troubled debt as a form of curing delinquencies.

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

	March 31, 2019	September 30, 2018
	(dollars in thousands)

Performing	$212,178	$223,490
Non-performing	14,237	14,810
Gross finance receivables	$226,415	$238,300
Non-performing finance receivables as a percent of gross finance receivables	6.29%	6.21%

As of March 31, 2019 and September 30, 2018, past due finance receivables, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
March 31, 2019	$2,534	$8,608	$11,142	$215,273	$226,415
September 30, 2018	3,528	9,432	12,960	225,340	238,300

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

On January 18, 2019, we purchased a pool of loans from an affiliated entity for $942 thousand. The loans were originated initially by MCB using our purchasing guidelines. The loans were purchased for a premium of $130 thousand, which is being amortized over the average remaining life of the loans of nine months. The purchase included a pool of charged-off accounts with an uncollected principal balance of $5.9 million. The charged-off accounts also relate to loans that were initially originated by MCB using our purchasing guidelines.

The following table represents the related party transactions associated with MCB under the Old LSMS Agreement which was in effect through November 30, 2018 and other related party transactions for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)

Loan purchases:
Loans purchased from affiliates	$942	$20,056	$22,143	$51,894

Management and record keeping services:
Servicing fee paid to MCB (1)	$—	$5,120	$3,384	$10,195
Special services fee paid to MCB (2)	—	821	821	1,686
Base fee paid to MCB (3)	—	125	83	250
Indirect cost allocation fees paid to MCFC	43	59	145	115
Total management and record keeping services	$43	$6,125	$4,433	$12,246

Other transactions:
Fees paid to MCB in connection with loans purchased (4)	$—	$232	$245	$616
Tax payments to MCFC	334	2,169	410	2,169
Dividends paid to MCFC	—	—	1,375	205
Direct cost allocations paid to MCFC	401	311	822	603
Borrowings on line of credit with MCFC	—	—	25,000	—
Interest expense paid to MCFC	572	—	614	—

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
• extended the term of the Credit Agreement through April 17, 2019;
• reduced the number of Lenders from ten to five;
• allowed the Company to purchase certain customer notes owned by its affiliate, Heights Finance Funding Co. in an aggregate outstanding principal balance not to exceed $1.025 million, subject to other limitations outlined in the Credit Agreement Amendment (the purchase was completed in January 2019 for $942 thousand);
• restricted the Company and its subsidiaries from, subject to certain exceptions enumerated in the Credit Agreement Amendment, (i) making certain payments and distributions for the term of the Credit Agreement, including dividends or payments with respect to Capital Securities (as defined in the Credit Agreement) and principal repayments on its subordinated line of credit with MCFC; (ii) purchasing or redeeming any Capital Securities; (iii) making certain payments to management for service, consulting, or similar fees; (iv) making certain payments to MCFC or any of its affiliates or MCB; (v) redeeming, prepaying, repurchasing, or making other payments with respect to any Debt, Subordinated Debt, or the Investment Note Debt (each, as defined in the Credit Agreement); or (vi) setting aside funds for any of the foregoing; and
• revised certain guarantor covenants to require that MCFC, subject to certain exceptions enumerated in the Credit Agreement Amendment, (i) hold $40.0 million in cash or Cash Equivalent Investments less certain amounts; (ii) provide the Administrative Agent with certain financial information on a monthly basis; and (iii) restrict its distributions or dividend payments with respect to Capital Securities.

Borrowing availability under the revolving credit facility is limited to eligible receivables (the "Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market ("LIBOR") for the relevant interest period plus 4.25%. As of March 31, 2019 and September 30, 2018, the Borrowing Base was $131.7 million and $138.4 million, respectively. Outstanding borrowings under the Credit Agreement at March 31, 2019 were $75.0 million bearing a weighted average interest rate of 7.04%. Of the outstanding borrowings at March 31, 2019, $64.0 million were LIBOR borrowings bearing an interest rate of 6.74% while the remaining $11.0 million were Base Rate borrowings bearing an interest rate of 8.75%. Total outstanding borrowings at September 30, 2018 were $107.0 million bearing a weighted average interest rate of 6.51%. Of the outstanding borrowings at September 30, 2018, $103.0 million were LIBOR borrowings bearing an interest rate of 6.43% while the remaining $4.0 million were Base Rate borrowings bearing an interest rate of 8.5%. In addition, we pay the Lenders a quarterly non-use fee of 50 basis points for the unused portion of the credit facility. Non-use fees were $26 thousand and $72 thousand for the three months ended March 31, 2019 and 2018, respectively.

The Credit Agreement is collateralized by all finance receivables and property and equipment of the Company.

Under the Credit Agreement, we are subject to certain covenants that require, among other things, that we maintain specific financial ratios, satisfy certain financial tests and maintain a minimum allowance for credit losses in relation to net charge-offs. There are also certain restrictions on the amount and timing of dividends we may pay. These covenants and other terms, if not complied with, could result in a default under the Credit Agreement. If a default under the Credit Agreement is not waived by the Lenders, it could result in the acceleration of the indebtedness evidenced by the Credit Agreement. We were in compliance with the covenants under the Credit Agreement as of March 31, 2019.

The Credit Agreement was further modified on April 4, 2019. See Note 8: Subsequent Events.

Subordinated Debt

Investment Notes

We have subordinated borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $19.5 million at March 31, 2019, and $19.8 million at September 30, 2018.  These investment notes are nonredeemable by the holders before maturity, issued at various interest rates and mature one to ten years from the date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $52,188 and $52,718, at March 31, 2019 and September 30, 2018, respectively, with a weighted average interest rate of 9.34% and 9.33% at March 31, 2019 and September 30, 2018, respectively.

Subordinated Debentures

At March 31, 2019 and September 30, 2018, the Company had subordinated debentures outstanding of $4.9 million and $9.6 million, respectively. The debentures have maturities at issuance ranging from one to four years and bear interest rates between 5.50% and 8.00%. At March 31, 2019 and September 30, 2018, the average subordinated debenture payable was $73,863 and $80,462, respectively, with a weighted average interest rate of 7.93% and 7.63%, respectively.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion, dependent upon the availability of funds from MCFC and is due upon demand.  Interest on borrowings is payable monthly and is based on prime with a minimum interest rate of 5.0% and a maximum rate of prime plus 3.25%.  As of March 31, 2019 the outstanding balance under this line of credit was $25.0 million. The proceeds from the borrowing were used to partially fund the required paydown of our senior debt in connection with entering into the Credit Agreement Amendment on December 21, 2018. Under the terms of the Credit Agreement Amendment, the Company is subject to certain restrictions on making principal payments on this line of credit. There were no borrowings outstanding under this line of credit as of September 30, 2018. The balance of this line and related accrued interest was paid in full on April 4, 2019 as described in Note 8: Subsequent Events.

Contractual Maturities

A summary of contractual maturities for the revolving credit line and subordinated debt as of March 31, 2019 is as follows. The revolving credit line maturities exclude unamortized debt issuance costs of $0.1 million.

	Revolving Credit Line - Banks	Subordinated Debt	Total
Year Ending September 30,	(dollars in thousands)

2019	$75,000	$25,283	$100,283
2020	—	5,738	5,738
2021	—	10,726	10,726
2022	—	5,290	5,290
2023 and beyond	—	2,304	2,304
Total	$75,000	$49,341	$124,341

NOTE 5: INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the "Act"). The Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. The Act reduced the corporate income tax rate from a maximum of 35% to a flat 21% rate effective on January 1, 2018. As a result of the reduction in the corporate income tax rate, in fiscal year 2018 the Company revalued its deferred tax assets and liabilities to reflect the reduction in the estimated tax effects resulting from the lower corporate income tax rate. The revaluation decreased the Company's net deferred tax asset by $4.6 million, which was recorded as additional deferred income tax expense during the six months ended March 31, 2018.

The provision for income taxes for the three and six months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31, 2019
	Federal	State	Total
	(dollars in thousands)
Current	$105	$(123)	$(18)
Deferred	509	85	594
Total	$614	$(38)	$576

	Three Months Ended March 31, 2018
	Federal	State	Total
	(dollars in thousands)
Current	$(302)	$(178)	$(480)
Deferred	1,951	110	2,061
Total	$1,649	$(68)	$1,581

	Six Months Ended March 31, 2019
	Federal	State	Total
	(dollars in thousands)
Current	$256	$(156)	$100
Deferred	552	77	629
Total	$808	$(79)	$729

	Six Months Ended March 31, 2018
	Federal	State	Total
	(dollars in thousands)
Current	$187	$(175)	$12
Deferred	6,158	60	6,218
Total	$6,345	$(115)	$6,230

The actual income tax expense for the three and six months ended March 31, 2019 and 2018 differs from the computed ‘expected’ income tax expense for those periods (computed by applying the applicable consolidated United States federal corporate tax rates to income before income taxes) as noted in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)
Computed ‘expected’ income tax expense	$572	$678	$775	$1,557
State tax (net of federal tax benefit)	(14)	2	(46)	21
Deferred tax asset revaluation	—	900	—	4,643
Other	18	1	—	9
Total	$576	$1,581	$729	$6,230

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2019 and September 30, 2018 are presented below:

	March 31, 2019	September 30, 2018
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$6,130	$6,481
Accrued expenses	57	71
State net operating losses and credits	50	50
Other	413	476
Total deferred tax assets	6,650	7,078
Valuation allowance	(47)	(47)
Deferred tax assets, net of valuation allowance	6,603	7,031

Deferred tax liabilities:
Depreciation	779	518
Other	20	79
Total deferred tax liabilities	799	597

Net deferred tax assets	$5,804	$6,434

NOTE 6:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP requires that techniques to estimate fair value maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy that categorizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.

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

For the first six months of both fiscal 2019 and fiscal 2018 there were no transfers into or out of Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents — The carrying value approximates fair value due to the short-term, liquid nature of these instruments.

Finance Receivables — The fair value of finance receivables is estimated using an exit price methodology. An exit price methodology considers expected cash flows that take into account contractual finance receivable terms, as applicable, prepayment expectations, probability of default, loss severity in the event of default, and recovery lag. We calculate the present value of these cash flows using a risk adjusted discount rate, which considers the cost of funding, liquidity, servicing costs and other factors. Because observable quoted prices do not exist for identical or similar assets to our finance receivables, if these assets were measured at fair value in the financial statements, they would be categorized as Level 3 in the fair value hierarchy.

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

Subordinated Debt - Parent — The fair value of subordinated debt payable to the Parent is estimated to approximate carrying value. Management believes the variable nature of the interest rate on the borrowing approximates market terms. If the Company’s subordinated debt to the Parent was measured at fair value in the financial statements, this financial instrument would be categorized as Level 2 in the fair value hierarchy.

The carrying amounts and estimated fair values of our financial instruments at March 31, 2019 and September 30, 2018 are as follows:

	March 31, 2019		September 30, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$3,509	$3,509	$3,934	$3,934
Finance receivables, net	191,895	190,755	201,689	200,879

Financial liabilities:
Revolving credit line - banks, net	74,937	74,937	106,889	106,889
Investment Notes and Subordinated Debentures	24,341	25,103	29,344	31,469
Subordinated Debt - Parent	25,000	25,000	—	—

NOTE 7:  STOCKHOLDER'S EQUITY

CBD Purchase Option

In connection with the MidCountry Bank Sale, MCB services our finance receivables through its consumer banking division under the terms of the LSMS Agreement. Under the terms of the MidCountry Bank Sale and as referenced in the LSMS Agreement, the Company has the right, but not the obligation, to acquire from MCB all (but not less than all) assets and employees and to assume certain liabilities associated with MCB’s consumer banking division for the sum of $1.00 plus the increase in the value of such assets, if any, on the books of MCB (net of assumed liabilities accrued on the books of MCB) from November 30, 2018 through the date immediately preceding the date on which the CBD Purchase Option is exercised. The CBD Purchase Option may be exercised upon the expiration or termination of the LSMS Agreement. The LSMS Agreement will expire on November 30, 2020, unless the Company elects to extend it for an additional year.

The CBD Purchase Option was recorded on the Company’s balance sheet as a capital contribution from MCFC on November 30, 2018 and is reflected in Prepaid and Other Assets on the face of the Consolidated Balance Sheet at March 31, 2019 at a balance of $8.2 million. The CBD Purchase Option was initially recorded at its estimated fair value as of the date of closing of the MidCountry Bank Sale. The estimated fair value of the CBD Purchase Option was based on a combination of a discounted cash flow analysis of projected results and an evaluation of market multiples for companies engaged in similar businesses to the consumer banking division of MCB.

Pre-Paid Fee

In connection with the MidCountry Bank Sale, MAC retained $3.0 million of the purchase price paid to MCFC for MCB as a Pre-Paid Fee for services to be provided to the Company under the LSMS Agreement. The Pre-Paid Fee is earned ratably by MCB and is partially refundable to the Company under certain conditions outlined in the LSMS Agreement. The Pre-Paid Fee was recorded on the Company’s balance sheet as a capital contribution from MCFC on November 30, 2018 and is reflected in Prepaid and Other Assets on the face of the Consolidated Balance Sheet at March 31, 2019 at its net unamortized balance of $2.5 million. The Pre-Paid Fee is being amortized to Management and Record Keeping Services Expense over the initial two- year term of the LSMS Agreement.

NOTE 8 - SUBSEQUENT EVENTS

On April 4, 2019, we entered into the First Loan Modification Agreement (the “Modification Agreement”) to the Credit Agreement, which, among other things, increased the maximum commitment from $98.0 million to $120.0 million, increased the number of Lenders from five to eight and extended the term through May 29, 2020. The Modification Agreement also modified certain financial covenants required to be maintained by the Company and requires MCFC, as guarantor, to hold at least $20.0 million in cash or cash equivalent investments. Subject to certain exceptions enumerated in the Credit Agreement, we are restricted from making certain payments and distributions for the term of the Modification Agreement, including dividends or payments with respect to our capital.

On the effective date of the Modification Agreement, the Company repaid the entire outstanding principal balance of the subordinated line of credit to MCFC in the amount of $25.0 million, together with accrued but unpaid interest thereon.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Pioneer Financial Services, Inc. (“PFSI”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” “intend,” “plan,” or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, our financial condition and our growth strategies.  We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements included herein reflect and contain management’s current judgment and assumptions, and involve risks and uncertainties that could cause actual results, events, and performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Actual results may differ materially from those indicated in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the "Annual Report on Form 10-K"), in Item 1A of Part II in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, or as may be updated in our other filings with the Securities and Exchange Commission (“SEC”) from time to time. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any of these risks could cause our results to differ materially from those expressed in our forward-looking statements or have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements you should keep these risk factors in mind, as well as the other cautionary statements set forth in this Quarterly Report on Form 10-Q.  These forward-looking statements are made as of the date of this filing.  We do not intend to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than as is required under the federal securities laws.

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

Our finance receivables are unsecured, have fixed interest rates and typically have a maturity of less than 48 months. During the second quarter of fiscal 2019, the average size of a loan when acquired from MCB was $4,403 with an average term of 35 months.  Many of the loans we purchase are made to borrowers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

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

Sale of MidCountry Bank

As previously disclosed, MCFC and MCB entered into an agreement on June 11, 2018 to sell MCB to MidCountry Acquisition Corp. ("MAC"), a company formed by a third party to purchase MCB (the “MidCountry Bank Sale”). On November 30, 2018, MCFC completed the MidCountry Bank Sale.

In connection with the MidCountry Bank Sale, also on November 30, 2018, PFSI and certain of its subsidiaries, MCB, and CIBC Bank USA, as administrative agent for itself and certain other lenders under the Company’s Credit Agreement, dated December 23, 2015, as amended (the "Credit Agreement"), entered into the Non-Recourse Loan Sale and Master Services Agreement (the “LSMS Agreement”) governing the origination and servicing relationship between MCB and the Company. The LSMS Agreement supersedes and replaces the Fifth Amended and Restated Loan Sale and Master Services Agreement, as amended (the “Old LSMS Agreement”), that was in effect prior to the consummation of the MidCountry Bank Sale. The financial results and disclosures for PFSI included in this Quarterly Report on Form 10-Q reflect the terms of the Old LSMS Agreement through November 30, 2018 and the terms of the LSMS Agreement from December 1, 2018 through March 31, 2019.

Critical Accounting Policies

In our Annual Report on Form 10-K we identified the critical accounting policies which affect our significant estimates and assumptions used in preparing our unaudited consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K.

In addition to the critical accounting policies identified in our Annual Report on Form 10-K, during the first quarter of fiscal 2019 we identified an additional critical accounting policy related to the CBD Purchase Option. In connection with the MidCountry Bank Sale, MCB services our finance receivables through its consumer banking division as provided in the LSMS Agreement. Under the terms of the LSMS Agreement, the Company has the right, but not the obligation (the “CBD Purchase Option”), to acquire from MCB all (but not less than all) assets and employees and to assume certain liabilities associated with MCB’s consumer banking division for the sum of $1.00 plus the increase in the value of such assets, if any, on the books of MCB (net of assumed liabilities accrued on the books of MCB) from November 30, 2018 through the date immediately preceding the date on which the CBD Purchase Option is exercised. The CBD Purchase Option may be exercised upon the expiration or termination of the LSMS Agreement.

We consider our accounting policy regarding the CBD Purchase Option to be a critical accounting policy due to the significant degree of management judgment applied in establishing the initial fair value and subsequent carrying value of the asset. The CBD Purchase Option was recorded on our balance sheet as a non-cash capital contribution from MCFC on November 30, 2018 and is reflected in Prepaid and Other Assets on the face of the Consolidated Balance Sheet at March 31, 2019. The CBD Purchase Option was initially recorded at its estimated fair value of $8.2 million as of the closing date of the MidCountry Bank Sale. The estimated fair value of the CBD Purchase Option is based on a combination of a discounted cash flow analysis of projected results for the consumer banking division of MCB and an evaluation of market multiples for companies engaged in similar businesses to the consumer banking division of MCB. The estimated fair value is subject to numerous estimates and assumptions. These estimates and assumptions involve risks and uncertainties that could cause actual results, events, and performance to differ materially from the estimates and assumptions used in establishing the carrying value of the CBD Purchase Option. The Company periodically evaluates the recoverability of the value assigned to the CBD Purchase Option and to the extent it is determined that the value is not recoverable, an impairment charge is recorded through earnings.

Lending and Servicing Operations

Supplier of Loans

MCB is our sole supplier of loans. During the first six months of fiscal year 2019, we purchased loans originated by MCB. These loans are serviced by MCB on our behalf under the terms of the Old LSMS Agreement through November 30, 2018 and under the terms of the LSMS Agreement from December 1, 2018 through March 31, 2019. As disclosed above, future originations, purchases and servicing will be conducted under the LSMS Agreement.

Under the LSMS Agreement, we have the exclusive right, but not the obligation, to purchase loans originated by MCB that meet the following guidelines:

•	At the time of origination, customers are primarily active-duty U.S. military personnel, career retired U.S. military personnel or veterans with prior loan history with us;

•	All potential customers must complete standardized online credit applications; and

•	All loans must meet additional purchase criteria developed from our past repayment experience, which is revalidated based on current portfolio performance.

•	The purchasing and origination guidelines noted above are the same as those that existed under the Old LSMS Agreement.

For a description of the risks associated with these loans, see "Risk Factors" set forth in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K and Part II, Item 1A. "Risk Factors" included herein.

Loan Purchasing

General.  The Company and MCB have more than 30 years of experience in underwriting, originating, monitoring and servicing consumer loans to the military market and have developed a deep understanding of military personnel and the military lifestyle. Through this extensive knowledge of our customer base, we developed a scoring model that focuses on the unique characteristics of the military market, as well as traditional credit scoring variables that are utilized by MCB when originating loans in this market.

We may purchase loans from MCB if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military market.  Pursuant to the Old LSMS Agreement and the LSMS Agreement, we granted MCB rights to use our lending system; however, we retained ownership of the lending system.  Using our lending criteria, scoring model and system, MCB originates loans directly over the Internet.  Loans typically have maximum terms of 48 months and had an average origination amount of $4,403 in the second quarter of fiscal 2019.  Under the Old LSMS Agreement, from April 1, 2017 through November 30, 2018, we paid a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In the second quarter of fiscal 2018, we paid MCB $0.2 million in loan origination fees. See further discussion in "Loan Acquisition." Effective November 30, 2018, we no longer pay a specific fee for each loan purchased from MCB (see “Lending and Services Operations - Management and Record Keeping Services” for additional information regarding the LSMS Agreement).

MCB uses our lending criteria and scoring model to originate loans that we subsequently purchase. Under this criteria and scoring model, in evaluating the creditworthiness of applicants, MCB primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and employment stability. MCB uses credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. Our purchasing guidelines provide that we may purchase loans originated by MCB with the FICO Score 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from MCB, we cannot predict when or whether a customer may unexpectedly leave the military or other events may occur that could result in a loan not being repaid. The average customer loan balance was $3,813 at March 31, 2019, repayable in equal monthly installments and with an average remaining term of 20 months.

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

As a customer service, we will purchase a new loan from MCB for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Our purchasing guidelines require certain criteria be met upon extension of new credit to prevent curing delinquencies through refinancing or extension of new funds to customers. Generally, we purchase refinanced loans when a portion of the new proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer.  Approximately 43.7% of the amount of loans we purchased in the second quarter of fiscal 2019 were refinancings of outstanding loans compared to 45.0% during the second quarter of fiscal 2018.

Management and Record Keeping Services

MCB provides management and record keeping services for us in exchange for fees payable by us in accordance with the LSMS Agreement. Prior to November 30, 2018, the management and record keeping services provided, and related fees payable by us, were governed by the Old LSMS Agreement. Under the Old LSMS Agreement, as part of its compensation for performing these management and record keeping services, MCB retained a portion of ancillary revenue, including late charges and insufficient funds fees, associated with our finance receivables. Under the LSMS Agreement, this ancillary revenue is retained by the Company.

Old LSMS Agreement

The following discussion describes the fees paid by the Company and received by MCB under the terms of the Old LSMS Agreement, which was in effect for the periods presented through November 30, 2018.

For the three months ended December 31, 2018, and for the three and six months ended March 31, 2018, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $27.00 for each loan originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.604% (7.25% annually) of the outstanding principal balance of finance receivables serviced as of the last day of the month; (4) a monthly collections fee equal to 46% of amounts collected on charged-off accounts; and (5) a monthly fee equal to 125% of the actual cost for marketing and business development services. The Old LSMS Agreement was superseded and replaced by the LSMS Agreement upon consummation of the MidCountry Bank Sale on November 30, 2018. After November 30, 2018, loan origination and servicing fees paid by the Company are governed by the LSMS Agreement as described below.

LSMS Agreement

Under the LSMS Agreement, MCB continues to provide the Company with various services, such as those related to originating, servicing and management of accounts, marketing, recovery of charged-off accounts and business development. On a monthly basis, the Company pays MCB a fee equal to 100% of MCB’s actual costs to provide such services for the Company’s purchased loans. In addition to the monthly expense reimbursements, upon consummation of the MidCountry Bank Sale, MCB received a $3.0 million pre-paid fee (the “Pre-Paid Fee”) that was deducted from the purchase price payable to MCFC by MAC in connection with the MidCountry Bank Sale. The Pre-Paid Fee covers services to be provided during the initial two-year term of the LSMS Agreement (in addition to the monthly expense reimbursements) and is partially refundable to the Company on a pro-rata basis over the term of the LSMS Agreement in certain limited circumstances. The Pre-Paid Fee was initially recorded as a capital contribution from MCFC and is being amortized as a component of Management and Record Keeping Services Expense over the initial two-year term of the LSMS Agreement.

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

As a result of the MidCountry Bank Sale, a greater proportion of MCFC’s expenses will be allocated to the Company in accordance with the Expense Sharing Agreement. However, following the MidCountry Bank Sale, MCFC reduced the number of employees supporting, and the amount of services provided for its remaining subsidiaries due to the smaller size of the resulting organization. Therefore, while the proportion of MCFC expenses allocated to the Company is expected to increase, the total amount of MCFC expenses to be allocated to each of its remaining subsidiaries is expected to decline. After giving effect to the increased proportion of expense allocations to the Company, and the reduced level of MCFC expenses to be allocated, the amount of direct and indirect expenses allocated to the Company by MCFC is expected to increase approximately $300,000, on an annualized basis following the MidCountry Bank Sale.

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

Finance Receivables

Our finance receivables are comprised of loans purchased from MCB.  The following table details the average loan balance and the number of loans that comprise our finance receivables as of the date presented:

	March 31, 2019	September 30, 2018

Finance receivables:
Gross finance receivables balance	$226,414,881	$238,300,414
Average finance receivable balance	$3,813	$3,783
Number of finance receivables	59,375	62,998

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

The following table presents data relating to our net interest margin as of and for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)

Total finance receivables balance	$226,415	$222,929	$226,415	$222,929
Average gross finance receivables (1)	232,731	234,501	234,272	240,182
Average interest bearing liabilities (1)	131,881	138,214	135,105	142,232
Total interest income and fees	18,073	16,725	36,390	35,304
Total interest expense	2,704	2,518	5,345	5,000

Percentage of interest income and fees to average gross finance receivables (annualized)	31.1%	28.5%	31.1%	29.4%
Percentage of interest expense to average interest bearing liabilities (annualized)	8.2%	7.3%	7.9%	7.0%
Percentage of net interest margin (annualized)	26.4%	24.2%	26.5%	25.2%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Gross Finance Receivables.  Our gross finance receivables increased 1.6%, or $3.5 million, to $226.4 million as of March 31, 2019 from $222.9 million as of March 31, 2018. The increase in finance receivables was due to an increase in purchases of finance receivables coupled with a reduction in paydowns. Purchases of finance receivables were $39.6 million in the second quarter of fiscal 2019 compared to $39.0 million in the second quarter of fiscal 2018. The reduction in paydowns on finance receivables compared with a year ago is primarily attributed to delays and/or reductions in income tax refunds for our customers. These income tax refunds often serve as a source of funds for repayment of finance receivables by our customers.

Interest Income and Fees.  Interest income and fees increased to $18.1 million in the second quarter of fiscal 2019 from $16.7 million in the second quarter of fiscal 2018, an increase of $1.4 million or 8.1%.  Prior to December 1, 2018, late payment charges and insufficient funds ("NSF") fees were retained by MCB as part of the Old LSMS Agreement.  We began retaining these fees beginning December 1, 2018 in accordance with the LSMS Agreement. For the second quarter of fiscal 2019 we received $0.8 million of late payment charges and NSF fees. There were no late payment charges and NSF fees received by the Company for the second quarter of fiscal 2018.

Interest Expense.  Interest expense in the second quarter of fiscal 2019 increased 8.0% to $2.7 million compared to $2.5 million for the second quarter of fiscal 2018.  The increase was due to an increase in the weighted average interest rate of our interest bearing liabilities to 8.2% during the second quarter of fiscal 2019 compared to 7.3% during the second quarter of fiscal 2018. The increase in the weighted average interest rate was partially due to $25.0 million of borrowings from our Parent in December 2018 at a rate of 8.75%. Due to the predominantly variable rate nature of our borrowings, our cost of funds percentage increases as the level of market interest rates increase.

Provision for Credit Losses.  The provision for credit losses in the second quarter of fiscal 2019 was $4.0 million compared to $3.7 million in the second quarter of fiscal 2018, an increase of $0.3 million. While net charge-offs declined $1.1 million from the second quarter of fiscal 2018, the provision for credit losses increased slightly as there was a lower reduction in the allowance for credit losses in the current quarter as compared to the second quarter of fiscal 2018. The level of the allowance for credit losses at March 31, 2018 was favorably impacted by changes in purchasing criteria, enhanced collection efforts by MCB, a stabilization of borrower repayment patterns and a lower overall finance receivables portfolio. These factors that favorably impacted credit quality in fiscal 2018 have continued to have a similar impact on the allowance for credit losses at March 31, 2019.

Net charge-offs were $5.3 million in the second quarter of fiscal 2019 compared to $6.3 million in the second quarter of fiscal 2018, a decrease of $1.0 million, or 15.9%.  The net charge-off ratio decreased to 9.0% for the second quarter of fiscal 2019 compared to 10.8% for the second quarter of fiscal 2018. The decrease in net charge-offs and net charge-off ratio for the second quarter of fiscal 2019 resulted from a reduction in gross charge-offs as well as higher recoveries of charged off loans. The reduction in gross charge-offs reflects the timing of early allotment payments while the increase in recoveries is due to improvements in collection efforts. The level of net charge-offs and delinquencies continues to reflect stabilized credit quality, which reflects the impact of changes to purchasing criteria and enhanced collection efforts implemented by MCB in fiscal 2017 and 2018. See further discussion in this Item 2 under “Delinquency Experience” and “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Expense.  Non-interest expense in the second quarter of fiscal 2019 was $8.6 million compared to $7.8 million for the second quarter of fiscal 2018, an increase of $0.8 million, or 10.3%. The increase was primarily due to an increase in Management and Record Keeping Services Expense of $0.7 million which reflects changes in the loan servicing agreement between the Company and MCB following the sale of MCB on November 30, 2018.

Provision for Income Taxes.  The Company’s effective tax rate was 21.2% in the second quarter of fiscal 2019 compared to 57.2% in the second quarter of fiscal 2018.  The tax provision in the second quarter of fiscal 2018 includes a $0.9 million charge to reflect a revaluation of the Company's net deferred tax asset resulting from enactment of the Tax Cuts and Jobs Act of 2017 in December 2017. Excluding this charge, the effective tax rate was 24.7% for the second quarter of fiscal 2018. The decline in the effective tax rate from the second quarter of fiscal 2018, excluding the $0.9 million deferred tax adjustment, reflects a decline in the Company's statutory federal tax rate from 24.5% in fiscal 2018 to 21.0% in fiscal 2019.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Gross Finance Receivables. Our aggregate finance receivables increased 1.6%, or $3.5 million, to $226.4 million on March 31, 2019 from $222.9 million on March 31, 2018. The increase in finance receivables was due to a lower level of paydowns on finance receivables as well as a reduction in net charge-offs compared with a year ago. The reduction in paydowns is attributed to delays and/or reductions in income tax refunds for our customers. These income tax refunds often serve as a source of funds for repayment of finance receivables by our customers. Finance receivable purchases declined $0.2 million from last year and were $103.6 million for the six months ended March 31, 2019.

Interest Income and Fees. Interest income and fees increased to $36.4 million in the first six months of fiscal 2019 from $35.3 million for the first six months of fiscal 2018, an increase of $1.1 million or 3.1%. Prior to December 1, 2018, late payment charges and NSF fees were retained by MCB under the Old LSMS Agreement.  We began retaining these fees beginning December 1, 2018 in accordance with the LSMS agreement. For the six months ended March 31, 2019 we received $1.1 million of late payment charges and NSF fees. There were no late payment charges or NSF fees received by the Company for the six months ended March 31, 2018.

Interest Expense. Interest expense increased approximately $0.3 million or 6.0%, to $5.3 million for the first six months of fiscal 2019, despite a decline in average interest bearing liabilities to $135.1 million for the first six months of fiscal 2019 from $142.2 million for the first six months of fiscal 2018. The increase in interest expense was primarily due to an increase in market interest rates during this period. Our cost of funds will generally increase as the level of market interest rates increase due to the variable rates of our borrowings. The increase in interest expense was also due to $25.0 million in borrowings from our Parent in December 2018 at a rate of 8.75%.

Provision for Credit Losses. The provision for credit losses in the first six months of fiscal 2019 increased to $10.5 million from $9.0 million in the first six months of fiscal 2018, an increase of $1.5 million, or 16.7%. While net charge-offs declined $1.0 million from the first six months of fiscal 2019, there was a lower reduction in the allowance for credit losses in the six months ended March 31, 2019 as compared to the prior year. The level of the allowance for credit losses at March 31, 2018 was favorably impacted by changes in purchasing criteria, enhanced collection efforts by MCB, a stabilization of borrower repayment patterns and a lower overall finance receivables portfolio. These factors continued to have a similar impact on the allowance for credit losses at March 31, 2019.

Net charge-offs were $12.1 million for the first six months of fiscal 2019 compared to $13.1 million for the first six months of fiscal 2018, a decrease of $1.0 million or 7.6%. The net charge-off ratio decreased to 10.3% for the first six months of fiscal 2019 compared to 10.9% for the first six months of fiscal 2018. The decrease in net charge-offs and net charge-off ratio for the first six months of fiscal 2019 resulted from a reduction in gross charge-offs as well as higher recoveries of charged-off loans. The increase in recoveries is due to improvements in collection efforts. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 4.9% at March 31, 2019 compared to 4.5% at March 31, 2018. The level of net charge-offs and delinquencies continues to reflect stabilized credit quality from the impact of changes to purchasing criteria and enhanced collection efforts implemented by MCB in fiscal 2017 and 2018. See further discussion in this Item 2 under “Credit Loss Experience and Provision for Credit Losses.”

Non-interest expense. Non-interest expense in the first six months of fiscal 2019 was $16.7 million compared to $15.0 million for the first six months of fiscal 2018, an increase of $1.7 million or 11.3%. Management and record keeping services increased $1.0 million for the first six months of fiscal 2019 compared to the first six months of fiscal 2018 primarily due to changes in the loan servicing agreement between the Company and MCB following the MidCountry Bank Sale on November 30, 2018. Other operating expenses increased by $0.7 million or 25.0% primarily due to depreciation and other expenses attributable to the new loan servicing system implemented in January 2018.

Provision for Income Taxes. The Company’s effective tax rate was 19.8% for the first six months of fiscal 2019 compared to 98.2% for the first six months of fiscal 2018. The elevated effective rate for the first six months of fiscal 2018 is due to a charge of $4.6 million related to the revaluation of our deferred tax asset as result of the enactment of the Tax Cuts and Jobs Act signed into law on December 22, 2017. Excluding the $4.6 million deferred tax asset adjustment, the effective tax rate for the first six months of 2018 was 25.7%. The decline in the effective tax rate from fiscal 2018, excluding the $4.6 million deferred tax adjustment, reflects a decline in the Company's statutory federal tax rate from 24.5% in fiscal 2018 to 21.0% in fiscal 2019.

Delinquency Experience

Our customers are required to make monthly principal and interest payments.  Our servicer, MCB, under our supervision, analyzes customer delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days. Recency delinquent finance receivables 60 days or more past due decreased to 4.9% at March 31, 2019 from 5.4% at September 30, 2018, but increased from 4.5% at March 31, 2018. The level of recency delinquent finance receivables 60 days or more past due reflects expanded collection efforts by MCB over the last two years relative to higher levels of delinquency experienced before these expanded collection efforts were put in place. Changes in recency delinquency balances are generally a leading indicator of the level and direction of future charge-offs. Finance receivables charged-off were $15.1 million for the first six months of fiscal 2019 compared to $15.7 million for the first six months of fiscal 2018. Recency delinquent balances, 60 days or more past due, from customers who advised MCB of their separation from the military, were $2.7 million at March 31, 2019 compared to $3.0 million at December 31, 2018 and $3.0 million at March 31, 2018. Higher recency delinquency balances may lead to an increase in future charge-offs to the extent such customers do not continue to make finance receivable payments.

The following table sets forth our delinquency experience as of the end of the dates presented for loans for which payments are 60 days or more past due, on a recency basis.

	March 31, 2019	September 30, 2018	March 31, 2018
	(dollars in thousands)

Gross finance receivables	$226,415	$238,300	$222,929
Gross finance receivables balances 60 days or more past due	11,142	12,960	10,095
Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables	4.9%	5.4%	4.5%

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

Charge-Off. Our charge-off policy is to charge off loans when a full payment (95% or more of the contracted payment amount) has not been received for the preceding six calendar months and the loan is 30 days contractually past due. From time to time, our customers remit several loan payments in advance of the payment due date, where the loan is contractually current, but recency past due. Charge-offs can occur due to deterioration in a customer's willingness or ability to repay when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans we cannot predict when or if a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for MCB to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict if a customer will be subject to deployment at a duration or frequency that leads to a default on his or her loan.

Former Military.  As of March 31, 2019 and March 31, 2018, we had approximately $18.4 million, or 8.1%, of our total portfolio, and $17.7 million, or 8.0%, of our total portfolio, respectively, from customers who separated from the military prior to repaying their loan. Finance receivable net charge-offs from customers who separated from the military, were $1.1 million and represented 20.6% of net charge-offs in the second quarter of fiscal 2019 compared to $2.7 million and 43.1% of net charge-offs in the second quarter of fiscal 2018.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables and net charge-offs as of and for the periods presented. For additional information related to our allowance for credit losses, see Note 2: Finance Receivables in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2019	2018	2019	2018
	(dollars in thousands)

Allowance as a percentage of total finance receivables	12.0%	13.3%	12.0%	13.3%
Average gross finance receivables (1)	$232,731	$234,501	$234,272	$240,182
Percentage of net charge-offs to average gross finance receivables (annualized)	9.0%	10.8%	10.3%	10.9%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

The allowance for credit losses at March 31, 2019 decreased to $27.1 million from $29.7 million at March 31, 2018. The decrease in the allowance for credit losses is due to a decrease in reserves necessary to cover estimated inherent credit losses in our finance receivables portfolio due to the impact of underwriting changes and enhanced collection efforts.

Loan Acquisition

Finance receivables growth is an important factor in determining our future revenues.  We are dependent upon MCB to increase its originations and on having sufficient funding for our future growth.  Finance receivables purchased (including refinancings) during the first six months of fiscal 2019 were $103.6 million compared to $103.8 million during the first six months of fiscal 2018.

The following table sets forth our overall finance receivable purchases, including those refinanced, as of and for the periods presented:

	As of and for the Three Months Ended March 31,		As of and for the Six Months Ended March 31,
	2019	2018	2019	2018

Finance receivables purchased:
Gross finance receivables balance	$39,598,785	$39,044,073	$103,639,513	$103,791,735
Number of finance receivables	8,994	8,570	22,997	22,781
Average finance receivable amount at time of purchase	$4,403	$4,556	$4,507	$4,556

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Our principal use of cash is to purchase consumer finance receivables from MCB and pay MCB for services performed under the LSMS Agreement.  We use borrowings to fund the difference, if any, between the cash used to purchase finance receivables and pay operating expenses and the cash generated from loan repayments, interest income and fees.  Cash used in investing activities in the first six months of fiscal 2019 was $0.6 million and cash used in financing activities was $13.9 million, which was funded by operating activities of $14.1 million. In the first six months of fiscal 2018, cash used in financing activities was $17.9 million, which was funded by operating activities of $15.1 million and investing activities of $3.9 million. Financing activities primarily consist of borrowing and repayments of debt incurred under our senior revolving credit facility. During the first quarter of fiscal 2019 the Company also borrowed $25.0 million under the subordinated line of credit with MCFC, which was subsequently repaid in April 2019.

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

We entered into Amendment No. 4 to the Credit Agreement (the "Amendment" and the
Company’s Credit Agreement, dated December 23, 2015, as amended, the “Credit Agreement”) with various financial institutions on December 21, 2018 which, among other things, reduced the maximum commitment from $170.0 million to $98.0 million on our revolving senior credit facility and extended the term through April 17, 2019, unless otherwise terminated on an earlier date pursuant to the terms thereof. In addition, on December 21, 2018, we borrowed the full $25.0 million available balance under our line of credit from MCFC. The proceeds from the line of credit borrowing were used to partially fund the required paydown of the senior revolving credit facility upon entering into the Amendment.

On April 4, 2019, we entered into the First Loan Modification Agreement (the "Modification Agreement") to the Credit Agreement, which, among other things, increased the maximum commitment from $98.0 million to $120.0 million, increased the number of Lenders from five to eight and extended the term through May 29, 2020. The Modification Agreement also modified certain financial covenants required to be maintained by the Company. We were in compliance with the covenants under the Credit agreement as of March 31, 2019. Subject to certain exceptions enumerated in the Credit Agreement, we are restricted from making certain payments and distributions for the term of the Modification Agreement, including dividends or payments with respect to our capital.

On the effective date of the Modification Agreement, the Company repaid the entire outstanding principal balance of the subordinated line of credit to MCFC in the amount of $25.0 million, together with accrued but unpaid interest thereon.

As of March 31, 2019, our credit facility had a 76.5% utilization, which may restrict our ability to purchase finance receivables in the future. As of March 31, 2019, we could request up to $23.0 million in additional funds and remain in compliance with the terms of the Credit Agreement.  If we cannot secure new borrowings to the extent the Company believes additional borrowings would be advisable, or increase borrowing availability under our Credit Agreement, our future growth will be limited, which could have a material adverse effect on our results of operations and financial condition.

Total borrowings and availability under the Credit Agreement as of March 31, 2019 and September 30, 2018, consisted of the following amounts as of the dates presented:

	March 31, 2019	September 30, 2018
	(dollars in thousands)

Revolving credit line:
Total facility	$98,000	$170,000
Gross balance, end of period	75,000	107,000
Maximum available credit	23,000	63,000
Credit facility available (1)	23,000	31,404
Percent utilization of the total facility	76.5%	77.3%

(1)	Under the Credit Agreement, credit facility available is limited by the borrowing base.

Off-Balance Sheet Arrangements. At March 31, 2019 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our shareholder, lenders and subordinated debt holders.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2019 does not differ materially from that discussed under Item 7A of the Annual Report on Form 10-K. As of March 31, 2019, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates. Our revolving credit line borrowings under our Credit Agreement are divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period plus 4.25% ("LIBOR"). We are subject to interest rate sensitivity on our LIBOR and Base Rate borrowings. At March 31, 2019, outstanding borrowings under the Credit Agreement were $75.0 million bearing a weighted average interest rate of 7.04%. Outstanding LIBOR borrowings under the Credit Agreement at March 31, 2019 were $64.0 million bearing an interest rate of 6.74% while the remaining $11.0 million were Base Rate borrowings bearing an interest rate of 8.75%.

We are also subject to interest rate sensitivity on our subordinated borrowing from MCFC. This borrowing bears a variable interest rate equal to prime plus 3.25%. As of March 31, 2019, $25.0 million of borrowings from MCFC were outstanding with an interest rate of 8.75%. This borrowing was fully paid-off in April 2019.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes in our internal controls over financial reporting identified in connection with management's evaluation that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

The MidCountry Bank Sale or other changes in the organizational and corporate structure of MCFC or its subsidiaries, or our ability to access services and products from MCB, or MCFC or its subsidiaries, may have an adverse impact on our business.

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
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 10, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the six months ended March 31, 2019 and March 31, 2018 (ii) the Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018, (iii) the Consolidated Statements of Stockholder's Equity for the three and six months ended March 31, 2019 and March 31, 2018, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and March 31, 2018 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	May 13, 2019
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	May 13, 2019
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)