Form 10-Q
period 2019-06-30
PIONEER FINANCIAL SERVICES INC
filed 2019-08-13
CIK 1216752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	Not applicable	Not applicable

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2019
Common Stock, no par value	One Share
As of August 13, 2019, one share of the registrant’s common stock is outstanding. The registrant is a wholly owned subsidiary of MidCountry Financial Corp.

PIONEER FINANCIAL SERVICES, INC.

FORM 10-Q
June 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
As of June 30, 2019 and September 30, 2018
(unaudited)

	June 30, 2019	September 30, 2018
	(dollars in thousands)

ASSETS

Cash and cash equivalents	$3,909	$3,934
Gross finance receivables, held for investment	—	238,300
Less:
Unearned fees	—	(7,975)
Allowance for credit losses	—	(28,636)
Finance receivables, held for investment, net	—	201,689
Finance receivables, held for sale	192,297	—

Furniture and equipment, net	2,680	3,991
Deferred tax asset, net	6,259	6,434
Prepaid and other assets	8,058	6,508

Total assets	$213,203	$222,556

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Senior term loan	$69,966	$—
Revolving credit line - banks, net	—	106,889
Subordinated debt, net	49,520	29,344
Accounts payable and other liabilities	4,456	6,532
Total liabilities	123,942	142,765

Stockholder’s equity:
Common stock, no par value; 1 share authorized, issued and outstanding	86,394	86,394
Additional paid in capital	26,322	9,022
Retained deficit	(23,455)	(15,625)

Total stockholder’s equity	89,261	79,791

Total liabilities and stockholder’s equity	$213,203	$222,556

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Operations and Other Comprehensive Income
For the three and nine months ended June 30, 2019 and 2018
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Interest income and fees	$17,442	$17,156	$53,834	$52,460

Interest expense	2,990	2,456	8,335	7,456

Net interest income before provision for credit losses	14,452	14,700	45,499	45,004
Provision for credit losses	4,942	5,265	15,473	14,306
Net interest income	9,510	9,435	30,026	30,698

Total non-interest (loss)/income	(61)	(5)	(150)	116

Non-interest expense
Management and record keeping services	6,423	6,273	19,606	18,519
Loss on loans held for sale	2,517	—	2,517	—
Impairment of CBD Purchase Option	8,200	—	8,200	—
Other operating expenses	2,210	1,785	5,767	4,579
Total non-interest expense	19,350	8,058	36,090	23,098

(Loss) income before income taxes	(9,901)	1,372	(6,214)	7,716
(Benefit) provision for income taxes	(488)	315	241	6,545
Net (loss) income and other comprehensive income	$(9,413)	$1,057	$(6,455)	$1,171

Net (loss) income per share, basic and diluted (1)	$(9,413)	$1,057	$(6,455)	$1,171

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Stockholder’s Equity
For the nine months ended June 30, 2019 and 2018
(unaudited)

	Total	Common Stock	Additional Paid in Capital	Retained Deficit
	(dollars in thousands)
Nine months ended June 30, 2018
Balance, September 30, 2017	$77,237	$86,394	$9,022	$(18,179)

Net loss and other comprehensive loss	(1,067)	—	—	(1,067)
Dividends declared and paid to parent (1)	(205)	—	—	(205)

Balance, December 31, 2017	$75,965	$86,394	$9,022	$(19,451)

Net income and other comprehensive income	1,181	—	—	1,181

Balance, March 31, 2018	$77,146	$86,394	$9,022	$(18,270)

Net income and other comprehensive income	1,057	—	—	1,057

Balance, June 30, 2018	$78,203	$86,394	$9,022	$(17,213)

Nine months ended June 30, 2019
Balance, September 30, 2018	$79,791	$86,394	$9,022	$(15,625)

Capital contribution from parent	11,200	—	11,200	—
Net income and other comprehensive income	813	—	—	813
Dividends declared and paid to parent (1)	(1,375)	—	—	(1,375)

Balance, December 31, 2018	$90,429	$86,394	$20,222	$(16,187)

Net income and other comprehensive income	2,145	—	—	2,145

Balance, March 31, 2019	$92,574	$86,394	$20,222	$(14,042)

Capital contribution from parent	6,100		6,100
Net loss and other comprehensive loss	(9,413)	—	—	(9,413)

Balance, June 30, 2019	$89,261	$86,394	$26,322	$(23,455)

(1)	Number of shares outstanding is one.

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the nine months ended June 30, 2019 and 2018
(unaudited)

	Nine Months Ended June 30,
	2019	2018
	(dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(6,455)	$1,171
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	15,473	14,306
Impairment of CBD Purchase Option	8,200	—
Depreciation and amortization	1,833	971
Impairment of furniture and equipment	566	—
Loss on loans held for sale	2,517	—
Held for sale finance receivables purchased, net of customer repayments	(694)	—
Deferred income taxes	174	6,653
Interest accrued on investment notes	613	597

Changes in:
Accounts payable and other liabilities	(2,076)	1,651
Prepaid and other assets	1,032	(553)

Net cash provided by operating activities	21,183	24,796

Cash flows from investing activities:
Finance receivables purchased from affiliate, net of customer repayments	(2,206)	(5,114)
Finance receivables purchased, net of customer repayments	(5,313)	—
Purchases of furniture and equipment	(89)	(110)

Net cash used in investing activities	(7,608)	(5,224)

Cash flows from financing activities:
Borrowings under lines of credit	82,600	40,000
Repayments under lines of credit	(189,600)	(57,000)
Borrowings under senior term loan	70,000	—
Borrowings of subordinated debt - parent	50,000	—
Repayment of subordinated debt - parent	(25,000)	—
Repayment of subordinated debt	(5,436)	(972)
Credit facility amendment costs	(852)	—
Senior term loan issuance costs	(37)	—
Capital contribution from parent	6,100	—
Dividends paid to parent	(1,375)	(205)

Net cash used in financing activities	(13,600)	(18,177)

Net (decrease) increase in cash	(25)	1,395

Cash and cash equivalents, Beginning of period	3,934	7,235

Cash and cash equivalents, End of period	$3,909	$8,630

Additional cash flow information:
Net book value of finance receivables transferred to held for sale	195,901	—
Cash paid for interest	8,098	8,043
Cash paid for income taxes	383	1,457
Non-cash capital contribution from parent (See Note 8)	11,200	—

See Notes to Consolidated Financial Statements

PIONEER FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2019 and September 30, 2018 and for the three and nine months ended June 30, 2019 and June 30, 2018
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

Finance Receivables Portfolio Sale

As described further in Note 2: Sale of Finance Receivables Portfolio, on June 26, 2019 the Company entered into an Asset Sale Agreement (the “Agreement”), by and among the Company, MCFC and Pioneer Asset Trust, a Delaware statutory trust organized under the laws of the state of Delaware (the “Purchaser”), which is owned by funds and accounts managed by and affiliated with Fortress Investment Group LLC to sell the Company’s finance receivables portfolio (the “Portfolio”) to the Purchaser on a servicing released basis (the "Portfolio Sale"). The Portfolio Sale closed on August 9, 2019 and thus the Company does not own any finance receivables as of the date of this filing. Refer to Note 2: Sale of Finance Receivables Portfolio and Note 9: Subsequent Events for further discussion of the transaction.

Impairment of CBD Purchase Option

Following the sale of MidCountry Bank ("MCB") to MidCountry Acquisition Corp. (“MAC”), a third-party entity that acquired MidCountry Bank on November 30, 2018 (the "MidCountry Bank Sale"), MCB serviced our finance receivables through its consumer banking division (“CBD”) under the terms of the Non-Recourse Loan Sale and Master Services Agreement, dated as of November 30, 2018 (the “LSMS Agreement”), between the Company and certain of its subsidiaries, MCB, and CIBC Bank USA (“CIBC”). As referenced in the LSMS Agreement, the Company has the right, but not the obligation, to acquire from MCB all (but not less than all) assets and employees and to assume certain liabilities associated with the CBD for the sum of $1.00 plus the increase in the value of such assets, if any, on the books of MCB (net of assumed liabilities accrued on the books of MCB) from November 30, 2018 through the date immediately preceding the date on which the purchase option is exercised, (the "CBD Purchase Option"). The CBD Purchase Option may be exercised upon the expiration or termination of the LSMS Agreement.

The CBD Purchase Option was recorded, and subsequently reported, at its estimated fair value of $8.2 million. The estimated fair value of the CBD Purchase Option was based on a combination of a discounted cash flow analysis of projected results and an evaluation of market multiples for companies engaged in similar businesses to the CBD, based on estimates available at the time of such analysis.

In connection with the Portfolio Sale, the operations of the CBD began winding-down in July 2019, with full termination of operations expected to be substantially complete within thirty (30) to ninety (90) days following August 9, 2019. Winding down the operations of the CBD resulted in an impairment of the CBD Purchase Option recorded on the Company’s consolidated balance sheet since the Company expects the option to expire without being exercised. Because the CBD Purchase Option is expected to expire without being exercised and the Company does not expect to receive any value upon expiration of the CBD Purchase Option, the Company recorded an impairment charge for the full balance of the CBD Purchase Option through a non-cash impairment charge of $8.2 million during the third quarter of fiscal 2019.

Nature of Operations and Concentration

Historically, the Company purchased finance receivables from, and had finance receivables serviced by, MCB, a federally chartered savings bank. Prior to November 30, 2018, MCB was a wholly-owned subsidiary of MCFC. On November 30, 2018, MCFC sold its entire ownership interest in MCB to MAC, an unrelated third party.

Upon completing the MidCountry Bank Sale, the Company entered into the LSMS Agreement governing the origination and servicing relationship between MCB and the Company. The LSMS Agreement superseded and replaced the Fifth Amended and Restated Loan Sale and Master Services Agreement, as amended, that was in effect prior to the consummation of the MidCountry Bank Sale ("Old LSMS Agreement"). The LSMS Agreement and the Old LSMS Agreement are further described in Note 4: Related Party Transactions and Note 8: Stockholder's Equity.

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

As described in Note 9: Subsequent Events, in connection with the Portfolio Sale, the Company ceased purchasing finance receivables on July 31, 2019 and sold all finance receivables held by the Company on August 9, 2019.

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

Finance Receivables - Held For Sale

Finance receivables are classified as held for sale at the time the decision to sell is made. Finance receivables held for sale are reported at the lower of amortized cost or fair value less cost to sell. If the amortized cost basis exceeds fair value, a valuation allowance is established for the difference. Increases in fair value are recorded as a reduction in the valuation allowance, but not below zero. Changes in the valuation allowance are recorded in net income as fair market value adjustment on finance receivables held for sale.

NOTE 2: SALE OF FINANCE RECEIVABLES PORTFOLIO

On June 26, 2019, the Company, entered into the Agreement providing for the Portfolio Sale effective on a date that is five (5) business days after the closing conditions are satisfied or such other date as agreed upon by the Company and the Purchaser, which was August 9, 2019 (the “Closing Date”). The Portfolio was sold to the Purchaser on the Closing Date on a servicing released basis. Certain capitalized terms summarized and not otherwise defined herein have the specific meaning given to them in the Agreement.

The Agreement, among other things, provides the following:

•	The Company will sell all of its right, title and interest in the Portfolio as of July 31, 2019 (the “Cutoff Date”) to the Purchaser on a servicing released basis.

•
The purchase price for the Portfolio (the “Purchase Price”) will be the sum of (i) the product of (x) 84.0%, multiplied by (y) the Portfolio’s aggregate unpaid principal balance on the Cutoff Date, plus (ii) all accrued but uncollected interest on the Portfolio as of the Cutoff Date, subject to certain adjustments.

•
In accordance with the terms of a separate escrow agreement, three percent (3%) of the Purchase Price will be held in an escrow account (the “Holdback Amount”) for a period of one hundred (100) days following the Closing Date (the “Holdback Period”) and will be remitted to or at the direction of MCFC following the expiration of the Holdback Period and the satisfaction of certain conditions set forth in the escrow agreement. The amount of the Holdback Amount remitted to MCFC will be reduced by the aggregate amount sought in connection with all claims of the Purchaser pursuant to the Escrow Agreement.

•
The Agreement may have been terminated at any time before the Closing Date by (i) mutual written consent of the parties or (ii) by the Company or the Purchaser if the Closing Date did not occur on or before September 8, 2019.

•
The Company and MCFC, jointly and severally, have generally agreed to indemnify the Purchaser and its affiliates for certain losses incurred in connection with the transactions contemplated by the Agreement and its ancillary documents. In addition, the Purchaser has agreed to indemnify MCFC and the Company for certain losses incurred in connection with a misrepresentation or breach of warranty made by the Purchaser or the Purchaser’s failure to perform certain obligations as described in the Agreement.

•
The Portfolio Sale was subject to, among other standard closing conditions, approval by the holders of a majority of the issued and outstanding shares of MCFC common stock, which was obtained on July 31, 2019.

In connection with the execution of the Agreement on June 26, 2019, our finance receivables portfolio held for investment was classified to finance receivables portfolio held for sale. As a result, the finance receivables portfolio was written down to its estimated fair market value of $192 million through a $2.5 million charge to earnings during the third quarter of fiscal 2019. Fair value as of June 30, 2019 was estimated based on the terms of the Agreement. The allowance for credit losses and all unearned fees and charges were reversed in connection with the classification of our finance receivables portfolio as held for sale.

Refer to Note 9: Subsequent Events for further details on the Portfolio Sale.

Costs Associated with Exit or Disposal Activities

On June 26, 2019, in connection with entering into the Agreement, the Company committed to a course of action to sell all of its finance receivables and to cease conducting operations in a manner consistent with past practice. Accordingly, the Company recorded an impairment charge of $0.6 million associated with the write-off of certain fixed assets and equipment related to the Company’s loan origination software.

In connection with entering into the Agreement on June 26, 2019, the Company executed changes to its financing structure. Refer to Note 5: Borrowings for further details on financing arrangements and Note 8: Stockholder’s Equity for material impairment charges as it relates to the CBD Purchase Option.

NOTE 3: FINANCE RECEIVABLES - HELD FOR INVESTMENT

Our finance receivables portfolio held for investment was transferred to finance receivables portfolio held for sale on June 26, 2019 since the Company intended to sell these assets in accordance with the terms of the Agreement. Refer to Note 2: Sale of Finance Receivables Portfolio, for further information pertaining to the Portfolio Sale, which closed on August 9, 2019.

Our finance receivables are primarily loans to active-duty or career retired U.S. military personnel.  During the third quarter of fiscal 2018 we purchased $67.8 million of loans originated by MCB. During the nine months ended June 30, 2018, we purchased $171.5 million of loans originated by MCB. Approximately 43.3% of the amount of loans we purchased during the third quarter of fiscal 2018 were refinancings of outstanding loans. These finance receivables were classified as held for sale and reported at estimated fair market value as of June 30, 2019.

Management has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and estimated losses inherent in the finance receivables portfolio. There is uncertainty inherent in these estimates, making it possible that they could change. Prior to the completion of the Portfolio Sale, our portfolio consisted of a large number of relatively small-balance, homogeneous accounts.  No account was large enough to warrant individual evaluation for impairment. In connection with the transfer of the finance receivables portfolio to held for sale, the allowance for credit losses was reversed.

The following table presents finance receivables held for investment as of the date presented:

September 30, 2018
(dollars in thousands)

Gross finance receivables	$238,300

Less:
Unearned fees	(7,975)

Finance receivables, held for investment - net of unearned fees	230,325

Allowance for credit losses	(28,636)

Finance receivables, held for investment, net	$201,689

There were no finance receivables held for investment as June 30, 2019. The following table sets forth changes in the components of our allowance for credit losses on finance receivables for the periods presented:

	Three Months Ended June 30,
	2019	2018
	(dollars in thousands)

Allowance for credit losses:
Balance, beginning of period	$27,086	$29,675
Finance receivables charged-off	(7,042)	(7,276)
Recoveries	1,450	1,222
Provision for credit losses	4,942	5,265
Reversal of allowance for finance receivables transferred to held for sale	(26,436)	—
Balance, end of period	$—	$28,886

	Nine Months Ended June 30,
	2019	2018
	(dollars in thousands)
Allowance for credit losses:
Balance, beginning of period	$28,636	$33,725
Finance receivables charged-off	(22,156)	(22,982)
Recoveries	4,483	3,837
Provision for credit losses	15,473	14,306
Reversal of allowance for finance receivables transferred to held for sale	(26,436)	—
Balance, end of period	$—	$28,886

As part of the on-going monitoring of the credit quality of our finance receivables portfolio, management tracks certain credit quality indicators of our customers including trends related to (1) net charge-offs, (2) non-performing loans and (3) payment history.

Interest income is suspended and accrued interest reversed when three consecutive full payments (95% or more of the contracted payment amounts) have not been received. The Company has experience with borrowers periodically missing payments during times of financial hardship; however, these missed payments do not necessarily render loans uncollectible. Non-accrual status, therefore, does not mean that a loan is uncollectible. Accordingly, payments received from a borrower on a non-accrual loan may be recognized as interest income. Non-performing loans represent those finance receivables where the accrual of interest income has been suspended and the accrued interest reversed. As of September 30, 2018, we had $14.8 million in non-performing loans.

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

September 30, 2018
(dollars in thousands)

Performing	$223,490
Non-performing	14,810
Gross finance receivables held for investment	$238,300
Non-performing finance receivables held for investment as a percent of gross finance receivables held for investment	6.21%

As September 30, 2018, past due finance receivables held for investment, on a recency basis, are as follows:

	Age Analysis of Past Due Finance Receivables
	60-89 Days	90-180 Days	Total 60-180 Days	0-59 Days	Total
	Past Due	Past Due	Past Due	Past Due	Finance Receivables
	(dollars in thousands)
Finance receivables held for investment:
September 30, 2018	$3,528	$9,432	$12,960	$225,340	$238,300

During the three and nine months ended June 30, 2019 and 2018, we employed purchasing criteria developed from our past customer repayment experience. The purchasing criteria used were periodically evaluated based on current portfolio performance and used to help reduce the risk of purchasing finance receivables where the customer is unwilling or unable to repay.  These criteria required the following:

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

As of July 31, 2019, the Company discontinued purchasing loans and completed the Portfolio Sale on August 9, 2019. For additional information see Note 9: Subsequent Events.

NOTE 4: RELATED PARTY TRANSACTIONS

Prior to November 30, 2018, MCB was a wholly-owned subsidiary of MCFC. On December 23, 2015, we entered into the Old LSMS Agreement with MCB. Under the Old LSMS Agreement, we purchased certain loans originated by MCB and received ongoing record keeping services from MCB. We also received certain management and other administrative services from MCFC. The Old LSMS Agreement was superseded and replaced by the LSMS Agreement upon consummation of the MidCountry Bank Sale on November 30, 2018. As a result of the MidCountry Bank Sale, we are no longer a related party of MCB for periods subsequent to November 30, 2018. The LSMS Agreement is further described in Note 8: Stockholder's Equity.

On January 18, 2019, we purchased a pool of loans from an affiliated entity for $942 thousand. The loans were originated initially by MCB using our purchasing guidelines. The loans were purchased for a premium of $130 thousand and are included in finance receivables held for sale as of June 30, 2019. The purchase included a pool of charged-off accounts with an uncollected principal balance of $5.9 million. The charged-off accounts also relate to loans that were initially originated by MCB using our purchasing guidelines.

The following table represents the related party transactions associated with MCB under the Old LSMS Agreement, which was in effect through November 30, 2018, and other related party transactions for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Loan purchases:
Loans purchased from affiliates	$—	$35,037	$22,143	$86,931

Management and record keeping services:
Servicing fee paid to MCB (1)	$—	$4,864	$3,384	$15,059
Special services fee paid to MCB (2)	—	1,240	821	2,926
Base fee paid to MCB (3)	—	125	83	375
Indirect cost allocation fees paid to MCFC	56	44	201	159
Total management and record keeping services	$56	$6,273	$4,489	$18,519

Other transactions:
Fees paid to MCB in connection with loans purchased (4)	$—	$384	$245	$1,000
Tax payments to (refunds from) MCFC	49	(712)	383	1,457
Dividends paid to MCFC	—	—	1,375	205
Cash capital contribution from MCFC	6,100	—	6,100	—
Non-cash capital contribution from parent (See Note 8)	—	—	11,200	—
Direct cost allocations paid to MCFC	335	303	1,116	906
Borrowings on line of credit with MCFC	25,000	—	50,000	—
Repayment of borrowings on line of credit from MCFC	25,000		25,000
Interest expense paid to MCFC	43	—	656	—

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

NOTE 5: BORROWINGS

Senior Term Loan

On June 26, 2019 and in connection with entering into the Agreement, the Company executed and delivered a Secured Promissory Note to CF Pioneer Funding LLC (“Noteholder”), an affiliate of the Purchaser (the “Senior Term Loan”). In connection with entering into the Senior Term Loan, the Company, along with MCFC, also entered into a Guaranty and Collateral Agreement with Noteholder to govern the security interests of Noteholder with respect to the Senior Term Loan. Noteholder provided the Senior Term Loan as interim financing for the Company pending the closing of the Portfolio Sale. The Senior Term Loan provided $70.0 million of financing to the Company which was used to partially repay the outstanding balance of its revolving credit line with CIBC Bank USA (“CIBC”) and other lenders under the Company’s Credit Agreement, dated December 23, 2015, as amended (the “Credit Agreement”).

The Senior Term Loan, among other things, provides the following:

•	The principal amount of the term loan must be used by the Company, in conjunction with funds received from MCFC, to repay the Credit Agreement.

•	The Senior Term Loan is subject to a variable interest rate of 1-month LIBOR plus 9.5% (11.90% as of June 30, 2019). Interest is payable monthly to Noteholder in arrears.

•
Noteholder’s security interest is secured by certain assets of the Company and MCFC, including, but not limited to, all assets of the Company, a pledge by MCFC of its equity interest in certain of its subsidiaries, certain account control agreements, and a limited guaranty by MCFC.

The Senior Term Loan includes customary representations, warranties, covenants and termination provisions for the parties. The Company and MCFC, jointly and severally, have generally agreed to indemnify Noteholder for certain losses from liabilities incurred in connection with the Senior Term Loan. As further described in Note 9: Subsequent Events, the Senior Term Loan was repaid on August 12, 2019.

Credit Facility - Banks

The Company entered into Amendment No. 4 to the Credit Agreement on December 21, 2018, (the "Credit Agreement Amendment") with various financial institutions (the "Lenders"). The Credit Agreement was further modified on April 4, 2019 and subsequently terminated on June 27, 2019. Prior to termination of the Credit Agreement, the Credit Agreement had, among other things:

• a revolving commitment amount of $120.0 million;
• a maturity date of May 29, 2020;
• eight lenders;
• restrictions on the Company and its subsidiaries from, subject to certain exceptions enumerated in the Credit Agreement Amendment, (i) making certain payments and distributions for the term of the Credit Agreement, including dividends or payments with respect to Capital Securities (as defined in the Credit Agreement) and principal repayments on its subordinated line of credit with MCFC; (ii) purchasing or redeeming any Capital Securities; (iii) making certain payments to management for service, consulting, or similar fees; (iv) making certain payments to MCFC or any of its affiliates or MCB; (v) redeeming, prepaying, repurchasing, or making other payments with respect to any Debt, Subordinated Debt, or the Investment Note Debt (each, as defined in the Credit Agreement); or (vi) setting aside funds for any of the foregoing; and
• certain guarantor covenants to require that MCFC, subject to certain exceptions enumerated in the Credit Agreement Amendment, (i) hold $20.0 million in cash or cash equivalent investments less certain amounts; (ii) provide the administrative agent with certain financial information on a monthly basis; and (iii) restrict its distributions or dividend payments with respect to Capital Securities.

Prior to termination of the Credit Agreement, borrowing availability under the revolving credit facility was limited to eligible receivables (the "Borrowing Base") as defined in the Credit Agreement. Each revolving borrowing can be divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market ("LIBOR") for the relevant interest period plus 4.25%. As of September 30, 2018, the Borrowing Base was $138.4 million. Total outstanding borrowings at September 30, 2018 were $107.0 million bearing a weighted average interest rate of 6.51%. Of the outstanding borrowings at September 30, 2018, $103.0 million were LIBOR borrowings bearing an interest rate of 6.43% while the remaining $4.0 million were Base Rate borrowings bearing an interest rate of 8.5%. In addition, we pay the Lenders a quarterly non-use fee of 50 basis points for the unused portion of the credit facility. Non-use fees were $29 thousand and $87 thousand for the three months ended June 30, 2019 and 2018, respectively.

Repayment of Credit Facility

On June 27, 2019, the Company used the proceeds from the Senior Term Loan and an additional $31.1 million of funds provided by MCFC to repay the remaining balance outstanding on the credit facility. MCFC provided the funds to the Company through an advance on its $25.0 million subordinated line of credit to the Company and through a $6.1 million capital contribution. In connection with repaying the outstanding balance of the credit facility the Credit Agreement was terminated.

CIBC Assignment of LSMS Agreement

Upon the full repayment of the credit facility and termination of the Credit Agreement, CIBC assigned its interest in the LSMS Agreement to Noteholder by executing an Assignment and Assumption Agreement on June 27, 2019.

Subordinated Debt

Investment Notes

We have subordinated borrowings through the issuance of investment notes with an outstanding balance, including accrued interest, of $19.6 million at June 30, 2019, and $19.8 million at September 30, 2018.  These investment notes are nonredeemable by the holders before maturity, issued at various interest rates and mature one to ten years from the date of issue. At our option, we may redeem and retire any or all of the investment notes upon 30 days written notice to the note holders. The average investment note payable was $52,897 and $52,718, at June 30, 2019 and September 30, 2018, respectively, with a weighted average interest rate of 9.35% and 9.33% at June 30, 2019 and September 30, 2018, respectively.

Subordinated Debentures

At June 30, 2019 and September 30, 2018, the Company had subordinated debentures outstanding of $4.9 million and $9.6 million, respectively. The debentures have maturities at issuance ranging from one to four years and bear interest rates between 5.50% and 8.00%. At June 30, 2019 and September 30, 2018, the average subordinated debenture payable was $73,863 and $80,462, respectively, with a weighted average interest rate of 7.93% and 7.63%, respectively.

Subordinated Debt - Parent

We have a $25.0 million line of credit with MCFC.  Funding on this line of credit is provided as needed at our discretion, dependent upon the availability of funds from MCFC and is due upon demand.  Interest on borrowings is payable monthly and is based on prime with a minimum interest rate of 5.0% and a maximum rate of prime plus 3.25%.  Proceeds from the borrowing were initially used to partially fund the required pay down of our senior debt in connection with entering into the Credit Agreement Amendment on December 21, 2018. The credit line was repaid upon entering into the Credit Agreement Amendment on April 4, 2019. Proceeds were again advanced on June 27, 2019 in connection with the payoff of the Credit Facility. Under the terms of the Senior Term Loan, the Company was subject to certain restrictions on making principal payments on this line of credit. As of June 30, 2019 the outstanding balance under this line of credit was $25.0 million bearing an interest rate of 8.75%. There were no borrowings outstanding under this line of credit as of September 30, 2018.

Contractual Maturities

A summary of contractual maturities for the Senior Term Loan and subordinated debt as of June 30, 2019 is as follows. The Senior Term Loan maturity excludes unamortized debt issuance costs of $34 thousand.

	Senior Term Loan	Subordinated Debt	Total
Year Ending September 30,	(dollars in thousands)

2019	$70,000	$25,182	$95,182
2020	—	6,991	6,991
2021	—	11,807	11,807
2022	—	4,289	4,289
2023 and beyond	—	1,251	1,251
Total	$70,000	$49,520	$119,520

As previously disclosed, the Company used $70.0 million from the Senior Term Loan and an additional $31.1 million of funds provided by MCFC to repay the remaining balance outstanding on the credit facility on June 27, 2019. In connection with the closing of the Portfolio Sale, the Company used a portion of the purchase price to fully repay its obligations under the Senior Term Loan on August 12, 2019.

In addition, following the consummation of the Portfolio Sale, the Company expects to use a portion of the purchase price to fully repay its obligations under the subordinated line of credit with MCFC, subordinated debentures and investment notes. Any remaining proceeds after settlement of the Company’s obligations and liabilities, along with existing cash balances, will be distributed to the Company’s sole shareholder, MCFC.

NOTE 6: INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the "Act"). The Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. The Act reduced the corporate income tax rate from a maximum of 35% to a flat 21% rate effective on January 1, 2018. As a result of the reduction in the corporate income tax rate, in fiscal year 2018 the Company revalued its deferred tax assets and liabilities to reflect the reduction in the estimated tax effects resulting from the lower corporate income tax rate. The revaluation decreased the Company's net deferred tax asset by $4.6 million, which was recorded as additional deferred income tax expense during the nine months ended June 30, 2018.

The provision for income taxes for the three and nine months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30, 2019
	Federal	State	Valuation Allowance	Total
	(dollars in thousands)
Current	$81	$(113)	$—	$(32)
Deferred	(2,136)	(512)	2,192	(456)
Total	$(2,055)	$(625)	$2,192	$(488)

	Three Months Ended June 30, 2018
	Federal	State	Valuation Allowance	Total
	(dollars in thousands)
Current	$(23)	$(97)	$—	$(120)
Deferred	396	37	2	435
Total	$373	$(60)	$2	$315

	Nine Months Ended June 30, 2019
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$336	$(269)	$—	$67
Deferred	(1,584)	(434)	2,192	174
Total	$(1,248)	$(703)	$2,192	$241

	Nine Months Ended June 30, 2018
	Federal	State	Change in Valuation Allowance	Total
	(dollars in thousands)
Current	$164	$(272)	$—	$(108)
Deferred	6,554	89	10	6,653
Total	$6,718	$(183)	$10	$6,545

The actual income tax expense for the three and nine months ended June 30, 2019 and 2018 differs from the computed ‘expected’ income tax expense (benefit) for those periods (computed by applying the applicable consolidated United States federal corporate tax rates to income before income taxes) as noted in the following table.

	Three Months Ended June 30,		Nine Months Ended June30,
	2019	2018	2019	2018
	(dollars in thousands)
Computed ‘expected’ income tax expense (benefit)	$(2,080)	$336	$(1,305)	$1,893
State tax (net of federal tax benefit)	(600)	(36)	(646)	(15)
Deferred tax asset revaluation	—	—	—	4,643
Change in valuation allowance	2,192	—	2,192	—
Other	—	15	—	24
Total	$(488)	$315	$241	$6,545

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2019 and September 30, 2018 are presented below:

	June 30, 2019	September 30, 2018
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$—	$6,481
Accrued expenses	80	71
State net operating losses and credits	50	50
CBD Purchase Option	2,192	—
Fair value adjustment on finance receivables held for sale	6,941	—
Other	—	476
Total deferred tax assets	9,263	7,078
Valuation allowance	(2,239)	(47)
Deferred tax assets, net of valuation allowance	7,024	7,031

Deferred tax liabilities:
Depreciation	716	518
Other	49	79
Total deferred tax liabilities	765	597

Net deferred tax assets	$6,259	$6,434

As a result of the execution of the Agreement and the corresponding transfer of the finance receivables portfolio to held for sale, the Company’s deferred tax asset associated with the allowance for credit losses was eliminated and a deferred tax asset was established for finance receivables held for sale as of June 30, 2019. Additionally, a valuation allowance of $2.2 million was established at June 30, 2019 since it is more likely than not that the Company will not realize the estimated tax benefits associated with the impairment of the CBD Purchase Option.

NOTE 7: DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

For the first nine months of both fiscal 2019 and fiscal 2018 there were no transfers into or out of Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents — The carrying value approximates fair value due to the short-term, liquid nature of these instruments.

Finance Receivables - Held for Investment — The fair value of finance receivables is estimated using an exit price methodology. An exit price methodology considers expected cash flows that take into account contractual finance receivable terms, as applicable, prepayment expectations, probability of default, loss severity in the event of default, and recovery lag. We calculate the present value of these cash flows using a risk adjusted discount rate, which considers the cost of funding, liquidity, servicing costs and other factors. Because observable quoted prices do not exist for identical or similar assets to our finance receivables, if these assets were measured at fair value in the financial statements, they would be categorized as Level 3 in the fair value hierarchy.

Finance Receivables - Held for Sale — The fair value of finance receivables held for sale is estimated based upon the executed sales contract. Due to the fact a contract has been executed for the sale of the Company’s finance receivable portfolio for an amount less than carrying value as of June 30, 2019, these assets are carried at fair market value less costs to sell on the balance sheet and classified as Level 1 in the fair value hierarchy.

Senior Term Loan — The fair value of the senior term loan is estimated to approximate carrying value. Management believes the variable nature of the interest rate under the note approximates market terms. If the senior term loan was measured at fair value in the financial statements, this borrowing would be categorized as Level 2 in the fair value hierarchy.

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

The carrying amounts and estimated fair values of our financial instruments at June 30, 2019 and September 30, 2018 are as follows:

	June 30, 2019		September 30, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Financial assets:
Cash and cash equivalents	$3,909	$3,909	$3,934	$3,934
Finance receivables - held for investment, net	—	—	201,689	200,879
Finance receivables - held for sale	192,297	192,297	—	—

Financial liabilities:
Senior term loan	69,966	69,966	—	—
Revolving credit line - banks, net	—	—	106,889	106,889
Investment notes and subordinated debentures	24,520	25,273	29,344	31,469
Subordinated debt - parent	25,000	25,000	—	—

NOTE 8: STOCKHOLDER'S EQUITY

CBD Purchase Option

Prior to the consummation of the Portfolio Sale, MCB services our finance receivables through its CBD under the terms of the LSMS Agreement. As referenced in the LSMS Agreement, the Company has the right, but not the obligation, to acquire from MCB all (but not less than all) assets and employees and to assume certain liabilities associated with MCB’s consumer banking division for the sum of $1.00 plus the increase in the value of such assets, if any, on the books of MCB (net of assumed liabilities accrued on the books of MCB) from November 30, 2018 through the date immediately preceding the date on which the CBD Purchase Option is exercised. The CBD Purchase Option may be exercised upon the expiration or termination of the LSMS Agreement. The LSMS Agreement has an expiration date of November 30, 2020.

As described further in Note 2: Sale of Finance Receivables Portfolio, on June 26, 2019 the Company entered into the Agreement to sell the Company’s finance receivables portfolio to a third party on a servicing released basis. The Portfolio Sale closed on August 9, 2019. In connection with the Portfolio Sale, the operations of the CBD began winding-down in July 2019, with full termination of operations expected to be substantially complete within thirty (30) to ninety (90) days following the closing date of the Portfolio Sale. Winding down the operations of the CBD resulted in an impairment of the CBD Purchase Option recorded on the Company’s consolidated balance sheet since the Company expects the option to expire without being exercised. Because the CBD Purchase Option is expected to expire without being exercised and the Company does not expect to receive any value upon expiration of the CBD Purchase Option, the Company recorded an impairment charge for the full balance of the CBD Purchase Option through a non-cash impairment charge of $8.2 million during the third fiscal quarter of 2019.

Pre-Paid Fee

In connection with the MidCountry Bank Sale, MAC retained $3.0 million of the purchase price paid to MCFC for MCB as a pre-paid fee for services to be provided to the Company under the LSMS Agreement (the "Pre-Paid Fee"). The Pre-Paid Fee is earned ratably by MCB and is partially refundable to the Company under certain conditions outlined in the LSMS Agreement. The Pre-Paid Fee was recorded on the Company’s balance sheet as a capital contribution from MCFC on November 30, 2018 and is reflected in Prepaid and Other Assets on the face of the Consolidated Balance Sheet at June 30, 2019 at its net unamortized balance of $2.1 million.

Cash Capital Contribution from Parent

On June 26, 2019 MCFC made a $6.1 million capital contribution of cash to the Company in conjunction with the payoff of the credit facility and termination of the Credit Agreement.

NOTE 9: SUBSEQUENT EVENTS

The Company ceased purchasing loans from MCB, and MCB ceased originating such loans, on July 31, 2019 (the “Cut-Off Date”) in contemplation of the Portfolio Sale, which was completed on August 9, 2019 (the “Closing Date”) pursuant to the terms of the Agreement. The Company received net proceeds of $109.6 million representing the purchase price outlined in the Agreement, less funds used to repay the Senior Term Loan, accrued interest expense on the Senior Term Loan, funds collected on the finance receivables from the Cut-Off Date to the Closing Date, the Holdback Amount and certain transaction costs payable to the Purchaser. On August 12, 2019, the Company used $25.3 million of the net proceeds to fully repay the outstanding balance of the subordinated line of credit with MCFC, including accrued interest expense. The Company expects to use a portion of the remaining net proceeds to redeem and retire the outstanding subordinated debentures and investment notes, as well as to reimburse certain costs incurred by MCB to wind-down the operations of the CBD and contract termination expenses.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Pioneer Financial Services, Inc. (“PFSI”), with its wholly owned subsidiaries (collectively “we,” “us,” “our” or the “Company”), contains forward-looking statements within the meaning of federal securities law.  Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” “intend,” “plan,” “would,” “should,” “could,” or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate our business, our financial condition, our pending transactions, the outcomes of certain transactions, our ability to pay certain liabilities including the investment notes, our periodic reporting requirements under federal securities laws, and our liquidation strategies. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements included herein reflect and contain management’s current judgment and assumptions, and involve risks and uncertainties that could cause actual results, events, and performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Actual results may differ materially from those indicated in the forward-looking statements as a result of various factors, including, but not limited to, those risk factors set forth in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the "Annual Report on Form 10-K"), in Item 1A of Part II in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, or as may be updated in our other filings with the Securities and Exchange Commission (“SEC”) from time to time. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any of these risks could cause our results to differ materially from those expressed in our forward-looking statements, or have an adverse effect on our business, financial condition and results of operations.  When considering forward-looking statements, you should keep these risk factors in mind, as well as the other cautionary statements set forth in this Quarterly Report on Form 10-Q.  These forward-looking statements are made as of the date of this filing.  We do not intend to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than as is required under the federal securities laws.

Overview

PFSI, a corporation formed under the laws of Missouri in 1932, is a wholly owned subsidiary of MidCountry Financial Corp., a Georgia corporation (“MCFC”).  Prior to July 31, 2019, PFSI, with its wholly owned subsidiaries, purchased finance receivables from MidCountry Bank (“MCB”), a federally chartered savings bank. Prior to November 30, 2018, MCB was a wholly-owned subsidiary of MCFC. On November 30, 2018, MCFC sold its entire ownership interest in MCB to MidCountry Acquisition Corp., an unrelated third party ("MAC"). MCB, through its consumer banking division ("CBD"), provides management and record keeping services for the PFSI finance receivables portfolio as discussed in “Lending and Servicing Operations - Management and Record Keeping Services.”

Prior to July 31, 2019, MCB originated consumer loans via the internet primarily to active-duty U.S. military personnel, career retired U.S. military personnel or veterans with prior borrowing history with us.  Military customers use proceeds for personal financial needs or to purchase consumer goods and services. As noted in “Sale of Finance Receivables Portfolio and Asset Purchase Agreement” below, on July 31, 2019, we entered into an asset purchase agreement to sell our finance receivables. On that date, MCB ceased originating loans, and we ceased purchasing such loans. On August 9, 2019, we sold our finance receivables portfolio pursuant to the asset purchase agreement.

As of June 30, 2019, our finance receivables were unsecured, had fixed interest rates and typically had a maturity of less than 48 months. During the third quarter of fiscal 2019, the average size of a loan when acquired from MCB was $4,689 with an average term of 35 months.  Many of the loans we purchased were made to borrowers who are unable to obtain financing from traditional sources due to factors such as their employment history, frequent relocations and lack of credit history.  These factors may not allow them to build relationships with traditional sources of financing.

The level of our profitability was dependent upon the quality of finance receivables we were able to acquire from MCB, including repayment performance, and upon the business and economic environments in the markets where we operated and in the United States as a whole.

We are not associated with, nor are we endorsed by, the U.S. military or U.S. Department of Defense.  However, we seek to maintain a positive, supportive relationship with the military community.

Sale of Finance Receivables Portfolio and Asset Purchase Agreement

As more fully discussed in Note 2: Sale of Finance Receivables Portfolio of Notes to Financial Statements in Item 1. Consolidated Financial Statements, on June 26, 2019, the Company, entered into an Asset Sale Agreement (the “Agreement”), by and among the Company, MCFC and Pioneer Asset Trust, a Delaware statutory trust organized under the laws of the state of Delaware (the “Purchaser”), which is owned by funds and accounts managed by and affiliated with Fortress Investment Group LLC. The Agreement provides for the sale of the Company’s finance receivables portfolio (the “Portfolio”) to the Purchaser on a servicing released basis (the “Portfolio Sale”). The Portfolio Sale closed on August 9, 2019. See Note 9: Subsequent Events of Notes to Financial Statements in Item 1. Consolidated Financial Statements.

In connection with the Agreement, the Company ceased purchasing loans from MCB, and MCB ceased originating such loans, on July 31, 2019. In addition, on June 26, 2019 MCB began taking action to wind-down the operations of the CBD. Accordingly, the Company plans to terminate agreements with the providers of the Company’s finance receivables origination and servicing systems. If the Company terminates all of these agreements, the Company expects to record and pay contract termination costs of approximately $4.6 million. These payments are expected to be funded from the proceeds of the Portfolio Sale. In addition, the Company expects to record a non-cash charge of $2.7 million to write-off certain computer hardware and implementation costs related to the finance receivable origination and servicing systems following the closing. The Company wrote-off $0.6 million of computer hardware and implementation costs related to the abandonment of efforts to implement a new finance receivable origination system during the third quarter of fiscal 2019.

The amounts reflected above for anticipated contract termination costs and asset write-downs are estimates. The actual amount of these payments or write-downs will be based on actual facts and circumstances existing at the time the expenses are incurred, the provisions of the termination agreements, and the remaining balance of such assets at the time the write downs occur.

Sale of MidCountry Bank

As previously disclosed, MCFC and MCB entered into an agreement on June 11, 2018 to sell MCB to MAC, a company formed by a third party to purchase MCB (the “MidCountry Bank Sale”). On November 30, 2018, MCFC completed the MidCountry Bank Sale.

In connection with the MidCountry Bank Sale, also on November 30, 2018, PFSI and certain of its subsidiaries, MCB, and CIBC Bank USA, as administrative agent for itself and certain other lenders under the Company’s Credit Agreement, dated December 23, 2015, as amended (the "Credit Agreement"), entered into the Non-Recourse Loan Sale and Master Services Agreement (the “LSMS Agreement”) governing the origination and servicing relationship between MCB and the Company. The LSMS Agreement superseded and replaced the Fifth Amended and Restated Loan Sale and Master Services Agreement, as amended (the “Old LSMS Agreement”), that was in effect prior to the consummation of the MidCountry Bank Sale. The financial results and disclosures for PFSI included in this Quarterly Report on Form 10-Q reflect the terms of the Old LSMS Agreement through November 30, 2018 and the terms of the LSMS Agreement from December 1, 2018 through June 30, 2019. On June 27, 2019, CIBC Bank USA assigned its interest in the LSMS Agreement to CF Pioneer Funding LLC.

Repayment and Termination of Credit Agreement

On June 27, 2019, the Company repaid the remaining balance outstanding under the credit facility and terminated the Credit Agreement.

Post-Closing Expectations

As previously disclosed, in connection with the transactions described above, the Company expects the following events to occur.

Repayment of Investment Notes and Other Debt Following the Portfolio Sale

On August 12, 2019, in connection with the Portfolio Sale, the Company used a portion of the net sale proceeds to repay its obligations under the subordinated line of credit with MCFC. The Company expects to use additional proceeds from the Portfolio Sale to fully repay its obligations under the subordinated debentures and investment notes. Any remaining proceeds after settlement of the Company’s obligations and liabilities, along with existing cash balances, will be distributed to the Company’s sole shareholder, MCFC.

Termination of Future Periodic Reporting Obligations

Following the full repayment of the investment notes, the Company will no longer have any outstanding securities registered with the Securities and Exchange Commission and, following any required deregistration procedures, will not be subject to the periodic reporting obligations of the Securities Exchange Act of 1934, as amended.

Cessation of Purchasing Finance Receivables and Termination of Related Services

In connection with the Portfolio Sale, the Company ceased purchasing finance receivables on July 31, 2019.

After the closing of the Portfolio Sale on August 9, 2019, the CBD no longer provides services to the Company, other than certain record keeping functions and residual services to facilitate the transfer of servicing. Because the services the CBD provided for the Portfolio were the primary activities and revenue stream of the CBD, MidCountry Bank decided, with the consent of the Company, to begin winding down the CBD operations in July 2019, with full termination of operations expected to be substantially complete within thirty (30) to ninety (90) days following the closing. As described herein, the decision to wind down the operations of the CBD resulted in an impairment of the CBD Purchase Option recorded on the Company’s consolidated balance sheet.

Termination or Amendment of LSMS Agreement and Wind Down of CBD

The Company expects that the LSMS Agreement will be terminated or amended following the successful transfer of servicing for the Portfolio and once the services provided under the LSMS Agreement are no longer required.

Critical Accounting Policies

In our Annual Report on Form 10-K we identified the critical accounting policies which affect our significant estimates and assumptions used in preparing our unaudited consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report on Form 10-K.

In addition to the critical accounting policies identified in our Annual Report on Form 10-K, during fiscal 2019 we identified two additional critical accounting policies. The first is related to the CBD Purchase Option. In connection with the MidCountry Bank Sale, MCB serviced our finance receivables through its consumer banking division as provided in the LSMS Agreement. Under the terms of the LSMS Agreement, the Company has the right, but not the obligation (the “CBD Purchase Option”), to acquire from MCB all (but not less than all) assets and employees and to assume certain liabilities associated with MCB’s consumer banking division for the sum of $1.00 plus the increase in the value of such assets, if any, on the books of MCB (net of assumed liabilities accrued on the books of MCB) from November 30, 2018 through the date immediately preceding the date on which the CBD Purchase Option is exercised. The CBD Purchase Option may be exercised upon the expiration or termination of the LSMS Agreement.

We consider our accounting policy regarding the CBD Purchase Option to be a critical accounting policy due to the significant degree of management judgment applied in establishing the initial fair value and subsequent carrying value of the asset. The CBD Purchase Option was initially recorded on our balance sheet as a non-cash capital contribution from MCFC on November 30, 2018 and is reflected in Prepaid and Other Assets on the face of the Consolidated Balance Sheet at June 30, 2019.
As more fully described in Note 2: Sale of Finance Receivables Portfolio and Note 8: Stockholder’s Equity in Item 1. Consolidated Financial Statements, in connection with the wind-down of CBD’s operations, the Company determined that the value of the CBD Purchase Option at June 30, 2019 was impaired and recorded an impairment of CBD Purchase Option expense of $8.2 million during the three and nine months ended June 30, 2019.

The second additional critical accounting policy identified is related to Finance Receivables Held for Sale. We consider our accounting policy regarding Finance Receivables Held for Sale to be a critical accounting policy due to the significant degree of management judgment applied in determining management's intent with respect to the holding period of the asset and in estimating the fair value and subsequent carrying value of the asset. Finance receivables are classified as held for sale at the time the decision to sell is made. Finance receivables held for sale are reported at the lower of amortized cost or fair value less cost to sell. If the amortized cost basis exceeds fair value, a valuation allowance is established for the difference. Increases in fair value are recorded as a reduction in the valuation allowance, but not below zero. Changes in the valuation allowance are recorded in net income as fair market value adjustment on finance receivables held for sale. Due to the fact a contract has been executed for the sale of the COmpany's finance recivable portfolio for an amount less than carrying value as of June 30, 2019, these assets are carried at fair market value less costs to sell on the balance sheet. For additional information on Finance Receivables Held for Sale, see Note 2: Sale of Finance Receivables in Item 1. Consolidated Financial Statements.

Lending and Servicing Operations

Supplier of Loans

Prior to our decision to cease purchasing loans on July 31, 2019, MCB was our sole supplier of loans. During the first nine months of fiscal year 2019, we purchased loans originated by MCB. These loans are serviced by MCB on our behalf under the terms of the Old LSMS Agreement through November 30, 2018 and under the terms of the LSMS Agreement beginning on December 1, 2018.

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

As discussed above, in connection with the Portfolio Sale, the Company discontinued purchasing loans from MCB on July 31, 2019. The Portfolio Sale closed on August 9, 2019.

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

Prior to July 31, 2019, we had the ability to purchase loans from MCB if they meet our purchasing criteria, which were developed with our extensive experience with lending to the military market.  Pursuant to the Old LSMS Agreement and the LSMS Agreement, we granted MCB rights to use our lending system; however, we retained ownership of the lending system.  Using our lending criteria, scoring model and system, MCB originates loans directly over the Internet.  Loans typically have maximum terms of 48 months and had an average origination amount of $4,741 in the third quarter of fiscal 2019.  Under the Old LSMS Agreement, from April 1, 2017 through November 30, 2018, we paid a $27.00 fee for each loan purchased from MCB to reimburse MCB for loan origination costs.  In fiscal 2019 we paid MCB $0.2 million in loan origination fees compared to $1.0 million in fiscal 2018. See further discussion in "Loan Acquisition." Effective November 30, 2018, we no longer pay a specific fee for each loan purchased from MCB (see “Lending and Services Operations - Management and Record Keeping Services” for additional information regarding the LSMS Agreement).

MCB uses our lending criteria and scoring model to originate loans that we subsequently purchased prior to July 31, 2019. Under this criteria and scoring model, in evaluating the creditworthiness of applicants, MCB primarily examines the individual’s debt-to-income ratio, prior payment experience with us (if applicable), credit bureau attributes and employment stability. MCB uses credit score information provided by the FICO Score 8 model, in combination with certain credit overlays. Our purchasing guidelines provide that we may purchase loans originated by MCB with the FICO Score 8 model and certain credit overlays. Loans are limited to amounts that the customer could reasonably be expected to repay from discretionary income.  However, when we purchase loans from MCB, we cannot predict when or whether a customer may unexpectedly leave the military or other events may occur that could result in a loan not being repaid. The average customer loan balance was $3,264 at June 30, 2019, repayable in equal monthly installments and with an average remaining term of 20 months.

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

As a customer service, we have purchased a new loan from MCB for an existing borrower who has demonstrated a positive payment history with us and where the transaction creates an economic benefit to the customer after fully underwriting the new loan request to ensure proper debt-to-income ratio, credit history and payment performance. We will not purchase refinanced loans made to cure delinquency or for the sole purpose of creating fee income.  Our purchasing guidelines required certain criteria be met upon extension of new credit to prevent curing delinquencies through refinancing or extension of new funds to customers. Generally, we purchased refinanced loans when a portion of the new proceeds was used to repay the balance of the existing loan and the remaining portion was advanced to the customer.  Approximately 42.9% of the amount of loans we purchased in the third quarter of fiscal 2019 were refinancings of outstanding loans compared to 43.3% during the third quarter of fiscal 2018.

We discontinued purchasing loans on July 31, 2019 and sold our Portfolio on August 9, 2019.

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

For the two months ended November 30, 2018, and for the three and nine months ended June 30, 2018, the Company paid fees for services under the LSMS Agreement that include: (1) a loan origination fee of $27.00 for each loan originated by MCB and sold to the Company; (2) an annual base fee of $500,000 paid in equal monthly installments; (3) a monthly servicing fee of 0.604% (7.25% annually) of the outstanding principal balance of finance receivables serviced as of the last day of the month; (4) a monthly collections fee equal to 46% of amounts collected on charged-off accounts; and (5) a monthly fee equal to 125% of the actual cost for marketing and business development services. The Old LSMS Agreement was superseded and replaced by the LSMS Agreement upon consummation of the MidCountry Bank Sale on November 30, 2018. After November 30, 2018, loan origination and servicing fees paid by the Company are governed by the LSMS Agreement as described below.

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

The LSMS Agreement has a termination date of November 30, 2020.

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

As a result of the MidCountry Bank Sale, a greater proportion of MCFC’s expenses are allocated to the Company in accordance with the Expense Sharing Agreement. However, following the MidCountry Bank Sale, MCFC reduced the number of employees supporting, and the amount of services provided for its remaining subsidiaries due to the smaller size of the resulting organization. Therefore, while the proportion of MCFC expenses allocated to the Company has increased, the total amount of MCFC expenses allocated to each of its remaining subsidiaries has declined.

For additional information about the Old LSMS Agreement and the Expense Sharing Agreement see Note 4: Related Party Transactions in Item 1. Consolidated Financial Statements.

Sources of Income

Prior to the closing of the Portfolio Sale on August 9, 2019, we generated revenues primarily from interest income and fees earned on the finance receivables purchased from MCB, which include refinanced finance receivables. We do not expect to generate future revenue.

Finance Receivables

Prior to the closing of the Portfolio Sale, our finance receivables were comprised of loans purchased from MCB. The following table details the average loan balance and the number of loans that comprised our finance receivables as of the date presented:

	June 30, 2019	September 30, 2018
	(held for sale)	(held for investment)

Finance receivables:
Gross finance receivables balance	$192,297,144	$238,300,414
Average finance receivable balance	$3,264	$3,783
Number of finance receivables	58,913	62,998

Net Interest Margin

The principal component of our profitability was net interest margin, which is a function of the interest and fees earned on our finance receivables and the interest paid on borrowed funds.  Competitive market conditions and various government regulations impact the level of interest rates we were able to charge. Following the consummation of the Portfolio Sale, we do not expect to earn interest or fees.

 Our interest expense was sensitive to changes in general market interest rates, which directly impacted our cost of funds.  Due to certain state and federal regulations, we were unable to significantly increase the annual percentage rate earned on new and existing finance receivables, which restricted our ability to react to increases in our cost of funds.  Accordingly, increases in market interest rates generally narrow interest rate spreads and lower profitability, while decreases in market interest rates generally widen interest rate spreads and increase profitability.

The following table presents data relating to our net interest margin as of and for the periods presented. All finance receivables were classified as held for sale as of June 30, 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Total finance receivables held for investment balance	$—	$227,381	$—	$227,381
Total finance receivables held for sale balance	192,297	—	192,297	—
Average gross finance receivables (1)	225,335	230,035	231,472	236,799
Average interest bearing liabilities (1)	120,018	130,176	130,076	138,213
Total interest income and fees	17,442	17,156	53,834	52,460
Total interest expense	2,990	2,456	8,335	7,456

Percentage of interest income and fees to average gross finance receivables (annualized)	31.0%	29.8%	31.0%	29.5%
Percentage of interest expense to average interest bearing liabilities (annualized)	10.0%	7.5%	8.5%	7.2%
Percentage of net interest margin (annualized)	25.7%	25.6%	26.2%	25.3%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Gross Finance Receivables.  Our gross finance receivables decreased 15.4%, or $35.1 million, to $192.3 million as of June 30, 2019 from $227.4 million as of June 30, 2018. The decrease in finance receivables was primarily due the transfer of loans to held for sale in late June 2019 and the corresponding fair market value adjustment.

Unpaid principal balances of finance receivables increased 0.6%, or $1.4 million, to $228.9 million as of June 30, 2019 from $227.5 million of June 30, 2018.  The increase reflects a reduction in paydowns attributed to delays and/or reductions in income tax refunds for our customers.  These income tax refunds often serve as a source of funds for repayment of finance receivables by our customers. Purchases of finance receivables were $63.6 million in the third quarter of fiscal 2019 compared to $67.8 million in the third quarter of fiscal 2018. The decline in loan purchases over this period is reflective of underwriting changes that resulted in a temporary increase in loan originations during the third quarter of fiscal 2018.

Interest Income and Fees.  Interest income and fees increased to $17.4 million in the third quarter of fiscal 2019 from $17.2 million in the third quarter of fiscal 2018, an increase of $0.2 million, or 1.2%.  Prior to December 1, 2018, late payment charges and insufficient funds ("NSF") fees were retained by MCB as part of the Old LSMS Agreement.  We began retaining these fees beginning December 1, 2018 in accordance with the LSMS Agreement. For the third quarter of fiscal 2019 we received $0.2 million of late payment charges and NSF fees. There were no late payment charges and NSF fees received by the Company for the third quarter of fiscal 2018.

Interest Expense.  Interest expense in the third quarter of fiscal 2019 increased 20.0% to $3.0 million compared to $2.5 million for the third quarter of fiscal 2018.  The increase was due to $0.5 million of additional credit facility line amortization costs included in interest expense which created an increase in the weighted average interest rate of our interest bearing liabilities to 10.0% during the third quarter of fiscal 2019 compared to 7.5% during the third quarter of fiscal 2018. Credit facility amortization costs included $0.5 million of accelerated amortization expense due to the early payoff of the credit facility line in June 2019. The weighted average interest rate for interest bearing liabilities adjusted for these accelerated credit facility costs amortized in the third quarter of fiscal 2019 is 8.4%.  Due to the predominantly variable rate nature of our borrowings, our cost of funds percentage historically increased as the level of market interest rates increased.

Provision for Credit Losses.  The provision for credit losses in the third quarter of fiscal 2019 was $4.9 million compared to $5.3 million in the third quarter of fiscal 2018, a decrease of $0.4 million. Net charge-offs declined $0.5 million from the second quarter of fiscal 2018 and credit quality continued to reflect the favorable impact of changes in purchasing criteria, enhanced collection efforts by MCB, and a stabilization of borrower repayment patterns.

Net charge-offs were $5.6 million in the third quarter of fiscal 2019 compared to $6.1 million in the third quarter of fiscal 2018, a decrease of $0.5 million, or 8.2%.  The net charge-off ratio decreased to 9.9% for the third quarter of fiscal 2019 compared to 10.5% for the third quarter of fiscal 2018. The decrease in net charge-offs and net charge-off ratio for the third quarter of fiscal 2019 resulted from a reduction in gross charge-offs as well as higher recoveries of charged off loans. The increase in recoveries is due to improvements in collection efforts. The level of net charge-offs and delinquencies continues to reflect stabilized credit quality, which reflects the impact of changes to purchasing criteria and enhanced collection efforts implemented by MCB in fiscal 2017 and 2018. See further discussion in this Item 2 under “Delinquency Experience” and “Credit Loss Experience and Provision for Credit Losses.”

    Non-Interest Expense.  Non-interest expense in the third quarter of fiscal 2019 was $19.4 million compared to $8.1 million for the third quarter of fiscal 2018, an increase of $11.3 million, or 139.5%. The increase was primarily due to the $8.2 million impairment charge for the CBD Purchase Option, a $2.5 million fair market adjustment on loans held for sale and a $0.6 million write down off of fixed assets associated with the abandonment of a loan origination system. The Portfolio Sale and impact to non-interest expense is discussed in more detail in Note 2: Sale of Finance Receivables Portfolio and in "Overview" above.

Provision for Income Taxes.  The Company’s effective tax rate was 4.9% in the third quarter of fiscal 2019 compared to 23.0% in the third quarter of fiscal 2018.  The 4.9% includes a $2.2 million valuation adjustment that was put in place for the CBD Purchase Option. Excluding this adjustment, the effective tax rate would have been approximately 27% for the third quarter of fiscal 2019. The decline in the effective tax rate from the third quarter of fiscal 2018, excluding the $0.9 million deferred tax adjustment, reflects a decline in the Company's statutory federal tax rate from 24.5% in fiscal 2018 to 21.0% in fiscal 2019. The tax provision in the third quarter of fiscal 2018 includes a $0.9 million charge to reflect a revaluation of the

Company's net deferred tax asset resulting from enactment of the Tax Cuts and Jobs Act of 2017 in December 2017. Excluding this charge, the effective tax rate was 24.7% for the third quarter of fiscal 2018.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Gross Finance Receivables. Our aggregate finance receivables decreased 15.4%, or $35.1 million, to $192.3 million on June 30, 2019 from $227.4 million as of June 30, 2018. The decrease in finance receivables was primarily due the transfer of loans to held for sale in late June 2019 and the corresponding fair market value adjustment.

Unpaid principal balances of finance receivables increased 0.6% or $1.4 million to $228.9 million as of June 30, 2019 from $227.5 million of June 30, 2018.  The reduction in paydowns is attributed to delays and/or reductions in income tax refunds for our customers.  These income tax refunds often serve as a source of funds for repayment of finance receivables by our customers. Finance receivable purchases declined $4.7 million from last year and were $166.9 million for the nine months ended June 30, 2019.  The decline in loan purchases over this period is reflective of underwriting changes that resulted in a temporary increase in loan originations during the third quarter of fiscal 2018.

Interest Income and Fees. Interest income and fees increased to $53.8 million in the first nine months of fiscal 2019 from $52.5 million for the first nine months of fiscal 2018, an increase of $1.3 million or 2.5%. Prior to December 1, 2018, late payment charges and NSF fees were retained by MCB under the Old LSMS Agreement.  We began retaining these fees beginning December 1, 2018 in accordance with the LSMS Agreement. For the nine months ended June 30, 2019 we earned $1.2 million of late payment charges and NSF fees. There were no late payment charges or NSF fees earned by the Company for the nine months ended June 30, 2018.

Interest Expense. Interest expense increased approximately $0.8 million, or 10.7%, to $8.3 million for the first nine months of fiscal 2019, compared to $7.5 million for the first nine months of fiscal 2018, despite a decline in average interest bearing liabilities to $130.7 million for the first nine months of fiscal 2019 from $138.8 million for the first nine months of fiscal 2018. The increase in interest expense was primarily due to $0.5 million in credit facility acquisition amortization costs included in the first nine months of fiscal 2019.  The weighted average interest rate for interest bearing liabilities adjusted for these accelerated credit facility amortization costs in fiscal 2019 due to an early payoff of the credit facility line is an adjusted rate of 8.1%  Historically, our cost of funds generally increased as the level of market interest rates increased due to the variable rates of our borrowings.

Provision for Credit Losses. The provision for credit losses in the first nine months of fiscal 2019 increased to $15.5 million from $14.3 million in the first nine months of fiscal 2018, an increase of $1.2 million, or 8.4%. While net charge-offs declined $1.4 million from the first nine months of fiscal 2018, there was a lower reduction in the allowance for credit losses in the nine months ended June 30, 2019 as compared to the prior year and credit quality continued to reflect the favorable impact of changes in purchasing criteria, enhanced collection efforts by MCB, and a stabilization of borrower repayment patterns.

Net charge-offs were $17.7 million for the first nine months of fiscal 2019 compared to $19.1 million for the first nine months of fiscal 2018, a decrease of $1.4 million, or 7.3%. The net charge-off ratio decreased to 10.2% for the first nine months of fiscal 2019 compared to 10.8% for the first nine months of fiscal 2018. The decrease in net charge-offs and net charge-off ratio for the first nine months of fiscal 2019 resulted from a reduction in gross charge-offs as well as higher recoveries of charged-off loans. The increase in recoveries is due to improvements in collection efforts. Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables were 5.0% at June 30, 2019 compared to 4.5% at June 30, 2018. The level of net charge-offs and delinquencies continues to reflect stabilized credit quality from the impact of changes to purchasing criteria and enhanced collection efforts implemented by MCB in fiscal 2017 and 2018. See further discussion in this Item 2 under “Credit Loss Experience and Provision for Credit Losses.”

Non-Interest Expense. Non-interest expense in the first nine months of fiscal 2019 was $36.1 million compared to $23.1 million for the first nine months of fiscal 2018, an increase of $13.0 million, or 56.3%. The increase was primarily due to the $8.2 million impairment charge for the CBD Purchase Option, a $2.5 million fair market adjustment on loans held for sale and a $0.6 million write down off of fixed assets associated with the abandonment of a loan origination system.  The Portfolio Sale and impact to non-interest expense is discussed in more detail in Note 2: Sale of Finance Receivables Portfolio in "Overview" above. Additionally, management and record keeping services increased $1.1 million for the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 primarily due to changes in the LSMS Agreement following the MidCountry Bank Sale on November 30, 2018.

Provision for Income Taxes. The Company’s effective tax rate was 3.9% for the first nine months of fiscal 2019 compared to 84.8% for the first nine months of fiscal 2018. The 3.9% includes a $2.2 million valuation adjustment that was put in place for the CBD Purchase Option. Excluding this adjustment, the effective tax rate would have been approximately 31% for the first nine months of fiscal 2019. The elevated effective rate for the first nine months of fiscal 2018 is due to a charge of $4.6 million related to the revaluation of our deferred tax asset as result of the enactment of the Tax Cuts and Jobs Act signed into law on December 22, 2017. Excluding the $4.6 million deferred tax asset adjustment, the effective tax rate for the first nine months of 2018 was 25.7%. The decline in the effective tax rate from fiscal 2018, excluding the $4.6 million deferred tax adjustment, reflects a decline in the Company's statutory federal tax rate from 24.5% in fiscal 2018 to 21.0% in fiscal 2019.

Delinquency Experience

Our customers are required to make monthly principal and interest payments.  Our servicer, MCB, under our supervision, analyzed customer delinquencies on a recency delinquency basis utilizing our guidelines. A loan is delinquent under the recency method when a full payment (95% or more of the contracted payment amount) has not been received for 30 days. Recency delinquent finance receivables 60 days or more past due decreased to 5.0% at June 30, 2019 from 5.4% at September 30, 2018, but increased from 4.5% at June 30, 2018. The level of recency delinquent finance receivables 60 days or more past due reflects expanded collection efforts by MCB over the last two years relative to higher levels of delinquency experienced before these expanded collection efforts were put in place. Changes in recency delinquency balances are generally a leading indicator of the level and direction of future charge-offs. Finance receivables charged-off were $22.2 million for the first nine months of fiscal 2019 compared to $23.0 million for the first nine months of fiscal 2018. Recency delinquent balances, 60 days or more past due, from customers who advised MCB of their separation from the military, were $1.5 million at June 30, 2019 compared to $2.7 million at March 31, 2019 and $1.8 million at June 30, 2018. Higher recency delinquency balances may lead to an increase in future charge-offs to the extent such customers do not continue to make finance receivable payments.

The following table sets forth our delinquency experience as of the end of the dates presented for loans for which payments are 60 days or more past due, on a recency basis.

	June 30, 2019	September 30, 2018	June 30, 2018
	(held for sale)	(held for investment)	(held for investment)
	(dollars in thousands)

Gross finance receivables	$192,297	$238,300	$227,381
Gross finance receivables balances 60 days or more past due	9,553	12,960	10,289
Gross finance receivables balances 60 days or more past due as a percent of gross finance receivables	5.0%	5.4%	4.5%

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

In connection with the transfer of our loan portfolio from held for investment to held for sale in June 2019, the entire balance of the allowance for loan losses was reversed.

Charge-Off. Our charge-off policy is to charge off loans when a full payment (95% or more of the contracted payment amount) has not been received for the preceding six calendar months and the loan is 30 days contractually past due. From time to time, our customers remit several loan payments in advance of the payment due date, where the loan is contractually current, but recency past due. Charge-offs can occur due to deterioration in a customer's willingness or ability to repay when a customer leaves the military prior to repaying the finance receivable or is subject to longer term and more frequent deployments.  When purchasing loans, we cannot predict when or if a customer may depart from the military early.  Accordingly, we cannot implement policies or procedures for MCB to follow to ensure that we will be repaid in full prior to a customer leaving the military, nor can we predict if a customer will be subject to deployment at a duration or frequency that leads to a default on his or her loan.

Former Military.  As of June 30, 2019 and June 30, 2018, we had approximately $18.4 million, or 8.0%, of our total portfolio, and $17.7 million, or 7.8%, of our total portfolio, respectively, from customers who separated from the military prior to repaying their loan. Finance receivable net charge-offs from customers who separated from the military, were $1.5 million and represented 26.3% of net charge-offs in the third quarter of fiscal 2019 compared to $1.8 million and 30.5% of net charge-offs in the third quarter of fiscal 2018.

Allowance for Credit Losses.  The following table presents our allowance for credit losses on finance receivables and net charge-offs as of and for the periods presented. For additional information related to our allowance for credit losses, see Note 3: Finance Receivables - Held for Investment in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Allowance as a percentage of total finance receivables	—	12.7%	—	12.7%
Average gross finance receivables (1)	$225,335	$230,035	$231,472	$236,799
Percentage of net charge-offs to average gross finance receivables (annualized)	9.9%	10.5%	10.2%	10.8%

(1)	Averages are computed using month-end balances and exclude any early allotment payments.

The allowance for credit losses and all unearned fees and charges were reversed in connection with the classification of our finance receivables portfolio as held for sale for the three months ended June 30, 2019.

Loan Acquisition

Finance receivables growth was an important factor in determining our future revenues.  However, as discussed herein, we sold our finance receivables on August 9, 2019, ceased purchasing loans on July 31, 2019, and do not expect to purchase loans in the future. Historically, we were dependent upon MCB to increase its originations and on having sufficient funding for our growth.  Finance receivables purchased held for investment (including refinancings) during the first nine months of fiscal 2019 were $166.2 million compared to $171.6 million during the first nine months of fiscal 2018. Finance receivables purchased held for sale (including refinancings) during the first nine months of fiscal 2019 were $0.7 million.

The following table sets forth our overall finance receivable purchases, including those refinanced, as of and for the periods presented:

	As of and for the Three Months Ended June 30,		As of and for the Nine Months Ended June 30,
	2019	2018	2019	2018

Finance receivables purchased:
Gross finance receivables held for investment	$62,866,945	$67,821,896	$166,243,058	$171,613,631
Gross finance receivables held for sale	693,781	—	693,781	—
Number of finance receivables	13,407	14,231	36,065	37,012
Average finance receivable amount at time of purchase	$4,689	$4,766	$4,610	$4,637

Liquidity and Capital Resources

A relatively high ratio of borrowings to invested capital is customary in the consumer finance industry.  Prior to the closing of the Portfolio Sale, our principal use of cash was to purchase consumer finance receivables from MCB and pay MCB for services performed under the LSMS Agreement.  We used borrowings to fund the difference, if any, between the cash used to purchase finance receivables and pay operating expenses and the cash generated from loan repayments, interest income and fees.  Cash used in investing activities in the first nine months of fiscal 2019 was $7.6 million and cash used in financing activities was $13.6 million, which was funded by operating activities of $21.2 million. In the first nine months of fiscal 2018, cash used in financing activities was $18.2 million, which was funded by operating activities of $24.8 million and used in investing activities of $5.2 million. Financing activities primarily consist of borrowing and repayments of debt incurred under our senior revolving credit facility. During the first nine months of fiscal 2019 the Company also borrowed $25.0 million under the subordinated line of credit with MCFC.

Until June 27, 2019, the majority of our liquidity requirements were obtained through our senior revolving credit facility under the Company’s Credit Agreement with various financial institutions, dated December 23, 2015, as amended (the “Credit Agreement”). Additional sources of funds may be generated through repayments of finance receivables, sales of subordinated debt and borrowings from MCFC. For additional information related to our borrowings and capital resources, see Note 5: Borrowings in Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

On June 27, 2019, the senior revolving credit facility was paid off and the Credit Agreement was terminated. Immediately prior to such termination, the Credit Agreement provided for a maximum commitment of $120.0 million. The Company used the proceeds from the Senior Term Loan and an additional $31.1 million of funds provided by MCFC to repay the outstanding balance on the credit facility. MCFC provided the funds to the Company through an advance on its $25.0 million subordinated line of credit to the Company and through a $6.1 million capital contribution.

In light of the Company's expectation to use the proceeds from the Portfolio Sale to repay the investment notes and other debts, the Company believes it currently has access to sufficient sources of capital.

Total borrowings and availability under the Credit Agreement consisted of the following as of September 30, 2018:

September 30, 2018
(dollars in thousands)

Revolving credit line:
Total facility	$170,000
Gross balance, end of period	107,000
Maximum available credit	63,000
Credit facility available (1)	31,404
Percent utilization of the total facility	77.3%

Under the Credit Agreement, credit facility available is limited by the borrowing base.

Senior Term Loan. The Senior Term Loan provided $70.0 million of financing to the Company which was used to partially repay the outstanding balance of its revolving credit line under the Credit Agreement. No additional advances may be made under the Senior Term Loan. The Company used a portion of the proceeds from the Portfolio Sale to fully repay its obligations under the Senior Term Loan on August 9, 2019.

Off-Balance Sheet Arrangements. At June 30, 2019 we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to our shareholder, lenders and subordinated debt holders.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended June 30, 2019 does not differ materially from that discussed under Item 7A of the Annual Report on Form 10-K. As of June 30, 2019, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by U.S. generally accepted accounting principles.

Our finance income is generally not sensitive to fluctuations in market interest rates. Prior to termination on June 27, 2019, our revolving credit line borrowings under our Credit Agreement were divided into tranches, including (1) a borrowing that bears interest at prime plus 3.25% ("Base Rate") or (2) a borrowing that bears an interest rate offered in the London Interbank Eurodollar market for the relevant interest period ("LIBOR") plus 4.25% . We were subject to interest rate sensitivity on our LIBOR and Base Rate borrowings.

We are also subject to interest rate sensitivity on the Senior Term Loan. This borrowing bears a variable interest rate equal to 1-month LIBOR plus 9.5%. As of June 30, 2019, $70.0 million of Senior Term Loan borrowings were outstanding with an interest rate of 11.90%.

We are also subject to interest rate sensitivity on our subordinated borrowing from MCFC. This borrowing bears a variable interest rate equal to prime plus 3.25%. As of June 30, 2019, $25.0 million of borrowings from MCFC were outstanding with an interest rate of 8.75%.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There were no changes in our internal controls over financial reporting identified in connection with management's evaluation that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 5.  Other Information

On August 9, 2019, the Company completed the sale of its portfolio of consumer finance receivables to Pioneer Asset Trust, a Delaware statutory trust organized under the laws of the state of Delaware, which is owned by funds and accounts managed by and affiliated with Fortress Investment Group LLC (the “Portfolio Sale”). In addition, on August 12, 2019, the Company repaid the outstanding balance on its Senior Term Loan. The agreement to sell the portfolio of consumer finance receivables (the “Agreement”) and the terms of the Senior Term Loan were previously disclosed by the Company on Form 8-K as filed with the U. S. Securities and Exchange Commission on July 2, 2019.

Upon closing the Portfolio Sale, the Company received net proceeds of $109.6 million representing the purchase price outlined in the Agreement, less funds used to repay the Senior Term Loan, accrued interest expense on the Senior Term Loan, funds collected on the finance receivables from the Cut-Off Date to the Closing Date, the Holdback Amount and certain transaction costs payable to the Purchaser. On August 12, 2019, the Company used $25.3 million of the net proceeds to fully repay the outstanding balance of the subordinated line of credit with MCFC, including accrued interest expense. The Company expects to use a portion of the remaining net proceeds to redeem and retire the outstanding subordinated debentures and investment notes having an outstanding balance of $24.5 million as of June 30, 2019, as well as to reimburse certain costs incurred by MCB to wind-down the operations of the CBD and contract termination expenses.

In connection with the repayment of the Senior Term Loan on August 9, 2019 all agreements, obligations and security arrangements associated with the Senior Term Loan were terminated, satisfied and released, respectively.

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

ITEM 1A.  Risk Factors

In our most recently filed Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, we identified important risks and uncertainties that could affect our results of operations, financial position, cash flow or business.  Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Following the Portfolio Sale, we do not expect to generate revenue.

We do not expect to generate revenue following the closing of the Portfolio Sale on August 9, 2019. While we believe that we will have access to sufficient sources of capital to repay the investment notes and other debts, we cannot assure you that we will not incur other significant costs that could adversely affect our financial condition and our ability to repay our debts.

Time and costs associated with winding down our operations and our plan to return cash to the investment noteholders may be significant.

Time and costs associated with winding down our operations and our plan to return cash to investment noteholders may be significant. There are significant costs associated with winding down our operations, such as termination of contracts and payment of CBD wind-down expenses, which include employee severance and retention, lease termination and other contract termination costs, all of which will reduce our cash resources. The Company plans to terminate agreements with the providers of the Company's finance receivables origination and servicing systems, which is expected to cost approximately $4.6 million. These payments are anticipated to be funded from the proceeds of the Portfolio Sale. In addition, the Company expects to record a non-cash charge of $2.7 million to write-off certain computer hardware and implementation costs related to the finance receivable origination and servicing systems following the closing of the Portfolio Sale and termination of the related contracts. The Company wrote-off $0.6 million of computer hardware and implementation costs related to the abandonment of efforts to implement a new finance receivable origination system during the third quarter of fiscal 2019. The amounts reflected above for anticipated contract termination costs and asset write-downs are estimates. The actual amount of these payments or write-downs will be based on actual facts and circumstances existing at the time the expenses are incurred, the provisions of the termination agreements, and the remaining balance of such assets at the time the write-downs occur. In addition, the Company may incur other significant costs relating to winding down operations. Such costs could diminish our ability to pay interest and principal on our outstanding investment notes or delay future payments to investment noteholders.

We cannot assure you of the exact timing of any redemption of our investment notes.

The winding down process is subject to numerous uncertainties. The precise nature and timing of any redemption of our investment notes will depend on and could be delayed by, among other things, the Company's ongoing expenses, administrative and tax filings associated with our winding down, potential claim settlements with creditors arising from obligations incurred subsequent to the Portfolio Sale and unexpected or greater than expected expenses.

Our ability to implement our plan to wind down operations depends to a significant degree upon the contribution of our executive officers and other key personnel of MCFC.

Our ability to implement our plan to wind down operations depends to a significant degree upon the contributions of our executive officers and other key personnel of MCFC. We cannot guarantee that all, or any particular one, will continue to be available to provide services to us. We cannot guarantee that all, or any, of these key personnel will continue to provide services to us or our Parent, particularly in light of the winding down of our business. The loss of any of these key personnel could cause our ability to successfully implement our plan to wind down operations to suffer.

We do not expect to realize any of the value assigned to the CBD Purchase Option.

Following the MidCountry Bank Sale, MCB continued to service our finance receivables through the CBD. In connection with the Portfolio Sale, the operations of the CBD began winding-down in July 2019, with full termination of operations expected to be substantially complete within thirty (30) to ninety (90) days following the closing date. Winding down the operations of the CBD resulted in an impairment of the CBD Purchase Option recorded on the Company’s consolidated balance sheet since the Company expects the option to expire without being exercised. Because the CBD Purchase Option is expected to expire without being exercised and the Company does not expect to receive any value upon expiration of the CBD Purchase Option, the Company recorded an impairment charge for the full balance of the CBD Purchase Option through a non-cash impairment charge of $8.2 million during the third quarter of fiscal 2019.

ITEM 6.  Exhibits

Exhibit No.	Description
10.1
Asset Sale Agreement dated as of June 26, 2019 by and among, Pioneer Financial Services, Inc., Pioneer Funding, Inc., Pioneer Services Corp., MidCountry Financial Corp., and Pioneer Asset Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2019).

10.2
Secured Promissory Note dated as of June 26, 2019 by and among, Pioneer Financial Services, Inc., Pioneer Funding, Inc., Pioneer Services Corp., Pioneer Services Sales Finance, Inc., and CT Pioneer Funding LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2019).

31.1	Certifications of Chief Executive Officer pursuant to Rule 15d-15e.
31.2	Certifications of Chief Financial Officer pursuant to Rule 15d-15e.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer.
101
The following financial information from Pioneer Financial Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 9, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Other Comprehensive Income for the nine months ended June 30, 2019 and June 30, 2018 (ii) the Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018, (iii) the Consolidated Statements of Stockholder's Equity for the nine months ended June 30, 2019 and June 30, 2018, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and June 30, 2018 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Timothy L. Stanley	Chief Executive Officer and Vice	August 13, 2019
Timothy L. Stanley	Chairman (Principal Executive Officer)

/s/ Pamela D. Johnson	Chief Financial Officer	August 13, 2019
Pamela D. Johnson	(Principal Financial Officer and Principal Accounting Officer)